Form 10-Q
period 1996-03-31
SYNAGRO TECHNOLOGIES INC
filed 1996-05-15
CIK 895565

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                    of the
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996                 Commission File Number 0-21054


                          SYNAGRO TECHNOLOGIES, INC.

- - -------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


                        Nevada                               88-0219860
- - -------------------------------------------------------------------------------
             (State or other jurisdiction of                 (IRS Employer
              incorporation or organization)               Identification No.)


        16000 Stuebner Airline Rd., Suite 420             Spring, Texas 77379
- - -------------------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)      (713) 370-6700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X___    No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

              Class                                Outstanding at May 14, 1996
- - -------------------------------                  ------------------------------
  Common stock, par value $.002                           6,197,102

                          SYNAGRO TECHNOLOGIES, INC.

                                     INDEX


PART  I  -  FINANCIAL INFORMATION

                                                                         PAGE
         Condensed Consolidated Balance Sheets as of
            March 31, 1996 (Unaudited) and December 31, 1995              3

         Condensed Consolidated Statements of Income
            for the Three Months Ended March 31, 1996 and 1995
            (Unaudited)                                                   4

         Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1996 and 1995
            (Unaudited)                                                   5

         Notes to Condensed Consolidated Financial Statements             6

         Management's Discussion and Analysis of Results
            of Operations and Financial Condition                         7

PART II - OTHER INFORMATION                                               8

                          SYNAGRO TECHNOLOGIES, INC.
                     Condensed Consolidated Balance Sheets

                                                                          March 31,           December 31,
                                                                            1996                  1995
                                                                       ----------------     -----------------
                                                                         (Unaudited)
ASSETS

Current Assets:
     Cash                                                                   $1,556,650            $2,687,624
     Certificates of deposit                                                 1,527,190             1,015,743
     Restricted cash, current portion                                           80,000                80,000
     Accounts receivable, net                                                1,980,604             1,723,937
     Note Receivable                                                           690,990               -
     Inventory                                                                 402,587               448,977
     Prepaid expenses and other assets                                         575,773               725,849
                                                                       ----------------     -----------------
          Total current assets                                               6,813,794             6,682,130

     Property, Machinery & Equipment, net                                    7,034,282             7,348,081
     Agency rights, net                                                      1,172,110             1,178,325
     Cost in excess of fair value of net assets acquired, net                4,001,579             4,059,599
     Restricted cash, long-term portion                                        253,144               260,257
     Machinery and equipment held for sale                                      -                    605,000
     Other assets                                                                6,136                78,994
                                                                       ----------------     -----------------
                                                                           $19,281,045           $20,212,386
                                                                       ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of long term debt                                      $1,625,913            $2,024,408
     Notes payable                                                             884,669               220,069
     Current portion of notes payable related parties                          337,500               489,952
     Accounts payable and accrued expenses                                   1,432,107             1,872,145
     Accrued interest                                                          132,582               186,118
                                                                       ----------------     -----------------
          Total current liabilities                                          4,412,771             4,792,692

Long term debt                                                               3,643,314             4,429,291
Long-term notes payable                                                         -                     18,750

Stockholders' Equity
     Preferred stock, $.002 par value 10,000,000 shares authorized,             -                    -
     no shares issued or outstanding
     Common Stock, $.002 par value, shares authorized 100,000,000,              12,394                12,106
     6,197,102, 6,052,757 issued and outstanding
     Additional paid-in capital                                             22,350,297            22,160,585
     Accumulated deficit                                                   (11,137,731)          (11,201,038)
                                                                       ----------------     -----------------
          Total stockholders' equity                                        11,224,960            10,971,653
                                                                       ----------------     -----------------
                                                                           $19,281,045           $20,212,386
                                                                       ================     =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

                          SYNAGRO TECHNOLOGIES, INC.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                                              Quarter Ended March 31
                                                                       --------------------------------------
                                                                             1996                 1995
                                                                       -----------------    -----------------

Net Sales                                                                    $4,111,425           $4,532,469

Cost of goods sold                                                           $3,433,703            3,545,261
                                                                       -----------------    -----------------

     Gross Margin                                                               677,722              987,208

Selling, general and administrative expenses                                    682,392              875,938
                                                                       -----------------    -----------------

     Income (loss) from operations                                               (4,670)             111,270

Other income (expenses)
     Other Income                                                               189,423               39,173
     Interest Expense                                                          (121,446)            (216,404)
     Legal Settlement                                                         -                      119,028
     Equity in loss from investment in Pan American                           -                      (30,963)
                                                                       -----------------    ----------------

Net Income (Loss)                                                               $63,307              $22,104
                                                                       =================    =================

Net Income (Loss) per share                                                       $0.01            $    0.01
                                                                       =================    =================

Weighted average shares outstanding                                           6,190,757            1,962,638
                                                                       =================    =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SYNAGRO TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                            Three Months Ended March 31,
                                                                       ---------------------------------------
                                                                             1996                  1995
                                                                       -----------------     -----------------
Cash Flows from operating activities:
     Net Income (Loss)                                                          $63,307               $22,104
     Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities
             Depreciation and amortization                                      482,535               505,697
             Gain on sale of equipment                                         (177,341)              (11,389)
             Stock issued for payment of interest                                 -                     1,760
             Equity in loss in Pan American N-Viro, Inc.                          -                    30,963
             Gain from Legal Settlement                                           -                  (119,028)
             Increase (decrease) in cash due to changes in assets and
             liabilities:
             Accounts receivable                                               (256,667)              (55,274)
             Note receivable                                                   (690,990)                -
             Inventory                                                           46,390                50,560
             Prepaid expenses and other                                         150,076                31,900
             Accounts payable and accrued expenses                             (440,038)              (76,391)
             Accrued interest                                                   (53,536)              (15,721)
                                                                       -----------------     -----------------
                                             Total adjustments                 (939,571)              343,078
                                                                       -----------------     -----------------

Net cash provided by (used in) operating activities                            (876,264)              365,181

Cash flows from investing activities:
     Purchase of machinery and equipment                                       (173,748)             (293,825)
     Proceeds from sale of machinery & equipment                                921,009               240,560
     Deposits and deferred acquisition costs                                      3,436              (140,943)
     Net purchases of CD's                                                     (511,447)                -
                                                                       -----------------     -----------------
Net cash used in investing activities                                           239,250              (194,208)

Cash flows from financing activities:
     Payments on notes payable                                                 (115,407)             (122,846)
     Proceeds from notes payable                                                780,007               202,000
     Proceeds from long-term debt                                               500,000             1,088,708
     Payments on long-term debt                                              (1,665,673)           (1,062,536)
     Payments or advances to officer/shareholder                                  -                   (11,217)
     Decrease (Increase) in Restricted Cash                                       7,113               (88,132)
     Purchase of common stock                                                     -                   (24,000)
                                                                       -----------------     -----------------
Net cash provided by (used in) financing activities                            (493,960)              (18,023)
                                                                       -----------------     -----------------
Net decrease in cash                                                         (1,130,974)              152,950
Cash, beginning of period                                                     2,687,624               322,062
                                                                       -----------------     -----------------
Cash, end of period                                                          $1,556,650              $475,012
                                                                       =================     =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SYNAGRO TECHNOLOGIES, INC.


                                                        Quarter Ended March 31,
Supplemental Cash Flow Information - (Unaudited)        1996          1995
                                                        ----          ----

Interest paid during the period                       $204,225      $230,365

Taxes paid during the period                              -              -


                  Non Cash Investing and Financing Activities

             In January, 1996, $190,000 of debentures were converted to 144,344 shares of common stock.



             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

General

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Synagro Technologies, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 1996 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         Earnings per common share is based on the weighted average number of common shares.

Organization

         Synagro Technologies, Inc., a Nevada corporation, provides services to agri-business, the pulp and paper industry, municipal waste water treatment plants and industrial clients.

(2)      INVENTORY

          Inventory consists of the following:

                                                March 31,        December 31,
                                                  1996               1995
                                                  ----               ----
                  Wood Shavings                $ 23,718            $ 49,775

                  Truck Parts                   378,869             399,202
                                               --------            --------

                                               $402,587            $448,977
                                              =========            ========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.

         RESULTS OF OPERATIONS. For the quarter ended March 31, 1996, net sales were $4,111,425 compared to $4,532,469 for the first quarter of 1995, or a decrease of $421,044. This decrease in net sales is directly attributable to inclement weather affecting the biosolids business during the quarter.

         Cost of goods sold and gross margin for the first quarter of 1996 were $3,433,703 and $677,722 respectively, compared with $3,545,261 and $987,208, respectively for the first quarter of 1995, resulting in gross margin as a percentage of sales of 16% in 1996 and 22% in 1995. The decrease in gross margin is a result of lower sales volume and is directly in line with gross margin percentage for fiscal 1995.

         Selling, general and administrative expenses decreased to $682,392 from $875,938 in 1995. This decrease in selling, general and administrative expense is directly the result of management's cost reduction efforts throughout fiscal 1995.

         Interest expense for the quarter ended March 31, 1996 was $121,446 or a decrease of $94,958 from the quarter ended March 31, 1995. This decrease in interest cost is directly attributable to the October 1995 common stock offering which generated $4,920,000 of net proceeds to the Company.

         Other income of $189,423 compares with $39,173 for the period ending March 31, 1995. Other income was predominantly the result of a gain on the sale of the sawmill assets.

         As a result of the foregoing, the first quarter 1996 reflects a net profit of $63,307 or $.01 per share compared to net income of $22,104 or $.01 per share in the first quarter of 1995.

         As a result of the Company's cumulative operating losses, the company has not paid income tax since inception. As of December 31, 1995, the Company had net operating loss carry forwards totaling approximately $5,500,000. Utilization of the Company's net operating losses may be subject to limitation under certain circumstances.

         LIQUIDITY AND CAPITAL RESOURCES. The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided from operations.

         In March, 1996, the Company completed a sale of the sawmill in Arkansas for gross proceeds of $791,200. The sale generated a reduction in debt of $100,000 through a debt assignment with the balance of approximately $691,000 financed over a 24 month period, payable in the form of wood shavings that will be utilized in the poultry bedding operation.

         During the period ending March 31, 1996, the Company expended approximately $174,000 for capital equipment purchases. The majority of the purchases were financed by the sale of obsolete equipment and/or by equipment contracts payable, and therefore, did not require the use of cash during the quarter.

         As of March 31, 1996, the Company had short-term borrowings in the aggregate amount of $884,669, an increase of $664,600 from December 31, 1995. The increase is attributed to the replacement of certain long term convertible debt payable to GFL Ultra Fund, Ltd., with short-term borrowings.

         As of March 31, 1996, the Company had long-term borrowings in the aggregate amount of $5,606,727, the current portion of which was $1,963,413. The Company reduced its long-term borrowings by approximately $1,355,674 during the first quarter of 1996. The current portion of long-term borrowings include $337,500 payable to Childers in connection with the asset acquisition of Childers. This reduction in debt is attributable to the payoff of certain GFL Ultra Fund debt, via short term borrowings, the conversion of $190,000 debt to common stock, and payments from working capital.

         At March 31, 1996, the Company had positive working capital of $2,401,023. Management believes that the Company will be able to continue to reflect positive working capital as it pursues its goal of profitability throughout 1996.

                          PART II - OTHER INFORMATION

Item 1.

         On May 1, 1996, the legal suit, previously disclosed in the 1995 10K (i.e. GFL Ultra Fund, Ltd. vs. Synagro), was transferred to the United States District Court for the Southern District of Texas, pursuant to a motion filed and granted on behalf of Synagro Technologies, Inc. There is no further update at this time.

Item 6.  Financial Statements, Exhibits and Reports on Form 8-K.

a.       Exhibits

         (27) Financial Data Schedule

b.       Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SYNAGRO TECHNOLOGIES, INC.


Date:  May 14, 1996                         By:    /s/ Donald L. Thone
                                                   -------------------
                                                     Chief Executive Officer


Date:  May 14, 1996                         By:    /s/ Daniel L. Shook
                                                   -------------------
                                                     Chief Financial Officer

                               INDEX TO EXHIBITS



Ex-27           Financial Data Schedule