Form 10-Q
period 1996-06-30
SYNAGRO TECHNOLOGIES INC
filed 1996-07-30
CIK 895565

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996               Commission File Number 0-21054


                          SYNAGRO TECHNOLOGIES, INC.
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

               Nevada                                         88-0219860
- --------------------------------------------------------------------------------
       (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)                      Identification No.)

     16000 Stuebner Airline Rd., Suite 420                Spring, Texas 77379
- --------------------------------------------------------------------------------
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

Yes   X       No
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                 Outstanding at July 29, 1996
- -------------------------------                 -------------------------------
 Common stock, par value $.002                           6,352,102

                           SYNAGRO TECHNOLOGIES, INC.

                                     INDEX


PART  I  -  FINANCIAL INFORMATION

                                                                                                  PAGE
                                                                                                  ----
         Condensed Consolidated Balance Sheets as of
          June 30, 1996 (Unaudited) and December 31, 1995                                           3

         Condensed Consolidated Statements of Income
          for the Three Months and Year To Date Ended June 30, 1996
          and 1995 (Unaudited)                                                                      4

         Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1996 and 1995
          (Unaudited)                                                                               5

         Notes to Condensed Consolidated Financial Statements                                       7

         Management's Discussion and Analysis of Results
          of Operations and Financial Condition                                                     8

PART II - OTHER INFORMATION                                                                         9

                           SYNAGRO TECHNOLOGIES, INC.
                     Condensed Consolidated Balance Sheets

                                                                                     June 30,          December 31,
                                                                                       1996                1995
                                                                                     -----------        -----------
                                                                                     (Unaudited)
              ASSETS

              Current Assets:
                Cash and cash equivalents (including certificates of deposit         $ 2,265,913        $ 3,703,367
                of  $1,542,272 and $1,015,743, respectively)
                Restricted cash, current portion                                          80,000             80,000
                Accounts receivable, net                                               2,048,198          1,723,937
                Note Receivable                                                          621,150               -
                Inventory                                                                450,729            448,977
                Prepaid expenses and other assets                                        435,315            725,849
                                                                                     -----------        -----------
                  Total current assets                                                 5,901,305          6,682,130

                Property, Machinery & Equipment, net                                   6,889,326          7,953,081
                Agency rights, net                                                     1,159,680          1,178,325
                Cost in excess of fair value of net assets acquired, net               3,943,560          4,059,599
                Restricted cash, long-term portion                                       297,014            260,257
                Other assets                                                              73,041             78,994
                                                                                     -----------        -----------
                                                                                     $18,263,926        $20,212,386
                                                                                     ===========        ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

              Current Liabilities:
                Accounts payable and accrued expenses                                $ 1,086,126        $ 2,058,263
                Notes payable                                                            380,166            220,069
                Current portion of notes payable related parties                         125,000            489,952
                Current portion of long-term debt                                      1,880,902          2,024,408
                                                                                     -----------        -----------
                  Total current liabilities                                            3,472,194          4,792,692

              Long term debt                                                           3,303,890          4,448,041

              Stockholders' Equity
                Preferred stock, $.002 par value 10,000,000 shares authorized,
                no shares issued or outstanding                                            -                   -
                Common Stock, $.002 par value, shares authorized 100,000,000,             12,394             12,106
                6,197,102 and  6,052,757 issued and outstanding
                Additional paid-in capital                                            22,350,290         22,160,585
                Accumulated deficit                                                  (10,874,842)       (11,201,038)
                                                                                     -----------        -----------
                  Total stockholders' equity                                          11,487,842         10,971,653
                                                                                     -----------        -----------
                                                                                     $18,263,926        $20,212,386
                                                                                     ===========        ===========





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           SYNAGRO TECHNOLOGIES, INC.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)


                                                                    Quarter Ended June 30            Six Months Ended June 30,
                                                                  ----------------------------      ---------------------------
                                                                    1996             1995             1996             1995
                                                                  ----------        ---------       ---------        ---------
                 Net Sales                                        $4,379,988       $4,457,155      $8,491,413       $8,989,624

                 Cost of goods sold                                3,368,215        3,637,513       6,801,919        7,182,774
                                                                  ----------       ----------      ----------       ----------
                 Gross Profit                                      1,011,773          819,642       1,689,494        1,806,850

                 Selling, general and administrative expenses        737,609          900,512       1,420,001        1,776,450
                                                                  ----------       ----------      ----------       ----------
                 Income (loss) from operations                       274,164          (80,870)        269,493           30,400

                 Other income (expenses)
                   Other Income                                      154,732          (31,655)        344,157           95,583
                   Interest Expense                                 (166,008)        (260,750)       (287,455)        (477,154)
                                                                  ----------       ----------      ----------       ----------
                 Net Income (Loss)                                $  262,888       $ (373,275)     $  326,195       $ (351,171)
                                                                  ==========       ==========      ==========       ==========
                 Net Income (Loss) per share                      $     0.04       $    (0.19)     $     0.05       $   ( 0.18)
                                                                  ==========       ==========      ==========       ==========


                 Weighted average shares outstanding               6,197,102        2,009,535       6,193,912        1,983,726
                                                                  ==========       ==========      ==========       ==========





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                    -------------------------------
                                                                                       1996                1995
                                                                                    -----------         -----------
        Cash Flows from operating activities:
          Net Income (Loss)                                                         $  326,195          $ (351,171)
          Adjustments to reconcile net income (loss) to net cash
               provided by (used in) operating activities
               Depreciation and amortization                                           933,734           1,053,769
               Loss (Gain) on sale of equipment                                       (248,454)              5,004
               Equity loss in Pan-American N-Viro, Inc.                                 -                   54,293
               Stock issued for payment of interest & services                          -                   26,799
               Payment of notes receivable by services provided                         88,800              33,533
               Gain from legal settlement                                               -                 (119,028)
          Increase (decrease) in cash due to changes in
               assets and liabilities:
               Accounts receivable                                                    (324,261)             85,518
               Inventory                                                                (1,752)             93,420
               Prepaid expenses and other                                              248,659             (41,770)
               Accounts payable/accrued liabilities                                   (972,136)           (285,599)
                                                                                    ----------          ----------
                  Total adjustments                                                   (275,410)            905,939
                                                                                    ----------          ----------
        Net cash provided by (used in) operating activities                         $   50,785          $  554,768

        Cash flows from investing activities:
             Additions to property, machinery and equipment                           (577,686)           (920,567)
             Proceeds from sale of machinery and equipment                             443,491             368,916
             Deposits and deferred acquisition costs                                   (14,768)            (33,715)
                                                                                    ----------          ----------
        Net cash used in investing activities                                         (148,963)           (585,366)

        Cash flows from financing activities:
             Payments on notes payable                                                (619,910)           (177,300)
             Proceeds from notes payable                                               780,007             402,000
             Proceeds from long-term debt                                              700,000           2,066,284
             Payments on long-term debt                                             (2,162,610)         (1,847,487)
             Decrease (increase) in restricted cash                                    (36,757)           (118,934)
             Payments on deferred offering costs                                        -                 (147,929)
             Proceeds from issuance of common stock                                         (6)             52,716
                                                                                    ----------          ----------
        Net cash used in investing activities                                       (1,339,276)            229,350
                                                                                    ----------          ----------
        Net decrease in cash                                                        (1,437,454)            198,752
        Cash at beginning of period                                                  3,703,367             322,062
                                                                                    ----------          ----------
        Cash at end of period                                                        2,265,913             520,814
                                                                                    ==========          ==========






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.


                                                                           Six Months Ended June 30,
                                                                         ------------------------------
Supplemental Cash Flow Information - (Unaudited)                           1996                  1995
                                                                         --------              --------
Interest paid during the period                                          $304,819              $392,005

Taxes paid during the period                                                 -                    -


                  Non Cash Investing and Financing Activities

In January, 1996, $190,000 of debentures were converted to 144,344 shares of common stock. In the first half of 1995, 8% convertible debentures in the face amount of $525,000, and accrued interest in the amount of $8,499, was converted into 67,287 shares of common stock.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

General

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Synagro Technologies, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the six months ended June 30, 1996 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         Earnings per common share is based on the weighted average number of common shares.

Organization

         Synagro Technologies, Inc., engages in the business of management of biosolids through beneficial reuse of organic materials. The Company offers a variety of services with respect to this business, including the transportation, processing, regulatory compliance and marketing of end products from these materials.

Reclassifications

         Certain reclassifications have been made to the 1995 financial statements to conform with the June 30, 1996 presentation.

(2)      INVENTORY

         Inventory consists of the following:

                                                                      June 30,          December 31,
                                                                        1996               1995
                                                                      --------            --------
                 Wood Shavings                                        $ 90,666            $ 49,775

                 Truck Parts                                           360,063             399,202
                                                                      --------            --------

                                                                      $450,729            $448,977
                                                                      ========            ========

(3) Reorganization. On July 3, 1995 the Company effected a recapitalization that included a 1-for-15 reverse stock split of common stock. The common stock outstanding and weighted average shares outstanding for all periods presented have been adjusted for this stock split. The financial statements give effect to these transactions for all periods presented.

 (4)     Subsequent Events.

         As of July 1, 1996, the Company purchased all of the common stock of Pima Gro Systems, Inc. and Pima Gro Systems 2, Inc. (collectively referred to hereafter as "Pima Gro"), which provides biosolids management services to the west coast area. The purchase price was $3,095,561 (subject to certain adjustments) which was paid for $1,277,265 cash, $1,595,561 in a promissory note, and 155,000 shares of the Company's common stock valued at $1.437 per share. The acquisition was accounted for as a purchase.

         As of July 25, 1996, the Company renegotiated a working capital facility in the amount of $1,200,000. Current utilization of the credit line is approximately $463,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the attached condensed consolidated financial statement and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.

         RESULTS OF OPERATIONS. Net sales in the second quarter of 1996 decreased to $4,379,988 from $4,457,155 in the second quarter of 1995. For the first half of 1996, net sales decreased approximately 6% to $8,491,413 from $8,989,624 for the same period in 1995. This decrease is primarily the result of a lack of sales from a pelletized organic waste division which was closed in July 1995 and the Ft. Smith, Arkansas waste treatment plant closing due to tornado damage.

         Cost of goods sold and gross profit in the second quarter of 1996 were $3,368,215 and $1,011,773, respectively, compared with $3,637,513 and $819,642, respectively, in the second quarter of 1995. Gross margin increased to 23% from 18% in the second quarter of 1995. Cost of goods sold and gross profit in the first half of 1996 decreased to $6,801,919 and $1,689,494, respectively, from $7,182,774 and $1,806,850, respectively, for the same period in 1995. The decrease in cost of goods sold and gross profit was attributable to costs eliminated as a result of the sale of the sawmill in March 1996 and the closing of the pelletized organic waste division.

         Selling, general and administrative expenses decreased $162,903 for the quarter and $356,449 year to date. This decrease is directly the result of management's cost reduction efforts throughout fiscal 1996.

         Second quarter interest expense decreased to $166,008 from $260,750 in the second quarter of 1995. Interest expense for the first six months of 1996 was $287,455, or a decrease of $189,699 from the same period in 1995. This decrease was attributable to the retirement of certain debt obligations.

         As a result of the foregoing, the second quarter 1996 reflects net income of $262,888, as compared to a net loss of $(373,275) in the second quarter of 1995. Year to date net income of $326,195 compares favorably to a net loss of $(351,171) in 1995.

         As a result of the Company's cumulative operating losses, the Company has not paid income tax since inception. As of December 31, 1995, the Company had net operating loss carryforwards totaling approximately $5,500,000. Utilization of the Company's net operating loss may be subject to limitation under certain circumstances.

         LIQUIDITY AND CAPITAL RESOURCES. The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities. Cash and cash equivalents decreased by $1,437,454 as of June 30, 1996. The primary utilization of cash was for equipment purchases and significant reductions in accounts payable and long term debt.

         During the period ended June 30, 1996, the Company expended approximately $577,686 for capital equipment purchases. Additionally, the Company completed sales of certain assets associated with the pelletizing facility and a sawmill in Arkansas for gross proceeds of $991,200. These assets had an aggregate net book value of $696,223, resulting in a recognized gain of approximately $251,000.

         As of June 30, 1996, the Company had long-term borrowings in the aggregate amount of $5,309,792, the current portion of which was $2,005,902. The Company reduced its long-term borrowings by approximately $1,650,000 during the first half of 1996. This reduction in debt was serviced through a use of working capital, the conversion of $190,000 of debt to common stock and an increase in short term borrowings of $160,097.

         At June 30, 1996, the Company had positive working capital of approximately $2,429,111. Management believes that the Company will be able to continue to reflect positive working capital throughout 1996.

PART II -- OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of Synagro Technologies, Inc. was held on June 10, 1996 and reconvened on June 28, 1996, for the purpose of (1) electing a board of directors and voting on proposals to (2) change the Company's state of incorporation to Delaware, (3) adopt the Company's Amended and Restated 1993 Stock Option Plan, (4) approve the form of indemnification agreements between the Company and the members of the Board of Directors and
(5) approve the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

         The proposals were approved by the following votes:

                                                    Shares             Shares
                                                    Voted              Voted
                                                    "FOR"            "AGAINST"        "ABSTAINING"
                                                 ------------       ------------      ------------
Don L. Thone                                       4,447,915                           162,688
Daniel L. Shook                                    4,516,893                           118,710
Tony D. Childers                                   4,516,893                           118,710
Irwin I. Gelbart                                   4,516,893                           118,710

Change the state of incorporation                  3,299,565          124,025           37,127
   to Delaware

Adopt the Amended and Restated
   1993 Stock Option Plan                          2,336,175          229,008           99,226

Approve the form of indemnification
   agreements                                      3,091,226          877,333          100,859

Ratification of Independent Auditors,
   Singer, Lewak, Greenbaum                        4,573,405            8,477           53,721
      & Goldstein, LLP

ITEM 6.          FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.

a.               Exhibits

                 (27) Financial Data Schedule

b.               Form 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SYNAGRO TECHNOLOGIES, INC.



Date:  July 29, 1996                       By:    Donald L. Thone /S/
                                                  ------------------------------
                                                  Chief Executive Officer


Date: July 29, 1996                        By:    Daniel L. Shook /S/
                                                  ------------------------------
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

a.               Exhibits

(27)             Financial Data Schedule