Form 10-Q
period 1996-09-30
SYNAGRO TECHNOLOGIES INC
filed 1996-11-13
CIK 895565

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996             Commission File Number 0-21054


                           SYNAGRO TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its Charter)


                 Delaware                                  76-0511324
    -------------------------------                   -------------------
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                   Identification No.)

 16000 Stuebner Airline Rd., Suite 420                Spring, Texas 77379
(Address of principal executive offices)                   (Zip Code)

    (Registrant's telephone number, including area code)   (281) 370-6700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/    No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

              Class                        Outstanding at November 13, 1996
-----------------------------------       -----------------------------------
   Common stock, par value $.002                      6,352,102

                           SYNAGRO TECHNOLOGIES, INC.

                                     INDEX


PART  I  -  FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
     Condensed Consolidated Balance Sheets as of
        September 30, 1996 (Unaudited) and December 31, 1995                 3

     Condensed Consolidated Statements of Income
        for the Three Months and Year To Date Ended September 30, 1996
        and 1995 (Unaudited)                                                 4

     Condensed Consolidated Statements of Cash Flows
        for the Nine Months Ended September 30, 1996 and 1995
        (Unaudited)                                                          5

     Notes to Condensed Consolidated Financial Statements                    7

     Management's Discussion and Analysis of Results
        of Operations and Financial Condition                                8

PART II - OTHER INFORMATION                                                 10

                           SYNAGRO TECHNOLOGIES, INC.
                     Condensed Consolidated Balance Sheets

                                                                       September 30,       December 31,
                                                                           1996               1995
                                                                       -------------       ------------
 ASSETS                                                                  (Unaudited)
 Current Assets:
      Cash and cash equivalents (including certificates of deposit          $623,730        $ 3,703,367
       of $500,000 and $1,015,743, respectively)
      Restricted cash, current portion                                        80,000             80,000
      Accounts receivable, net                                             3,614,113          1,723,937
      Note Receivable                                                        683,930                -
      Inventory                                                              408,248            448,977
      Prepaid expenses and other assets                                      513,794            725,849
                                                                       -------------       ------------
           Total current assets                                            5,923,816          6,682,130

 Property, Machinery & Equipment, net                                     11,108,770          7,953,081
 Agency rights, net                                                        1,150,357          1,178,325
 Cost in excess of fair value of net assets acquired, net                  5,262,852          4,059,599
 Restricted cash, long-term portion                                          340,083            260,257
 Other assets                                                                440,508             78,994
                                                                       -------------       ------------
                                                                         $24,226,386        $20,212,386
                                                                       =============       ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
      Accounts payable and accrued expenses                               $2,048,929         $2,058,263
      Notes payable                                                          803,724            220,069
      Current portion of notes payable related parties                       125,000            489,952
      Current portion of long-term debt                                    3,798,244          2,024,408
                                                                       -------------       ------------
           Total current liabilities                                       6,775,897          4,792,692

 Long term debt                                                            4,408,047          4,448,041
 Deferred Income Taxes                                                       969,000                -

 Stockholders' Equity
      Preferred stock, $.002 par value 10,000,000 shares
        authorized, no shares issued or outstanding                              -                  -
      Common Stock, $.002 par value, shares
        authorized 100,000,000 6,352,102 and 6,052,757 issued
        and outstanding                                                       12,704             12,106
      Additional paid-in capital                                        22,572,715           22,160,585
      Accumulated deficit                                               (10,511,978)       (11,201,038)
                                                                       -------------       ------------
           Total stockholders' equity                                     12,073,442         10,971,653
                                                                       -------------       ------------
                                                                         $24,226,386        $20,212,386
                                                                       =============       ============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           SYNAGRO TECHNOLOGIES, INC.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)


                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                 ---------------------------        -----------------------------
                                                    1996             1995              1996               1995
                                                 ----------       ----------        -----------       -----------
Net Sales                                        $7,290,157       $4,870,767        $15,781,570       $13,860,391
Cost of goods sold                                5,580,061        3,788,781         12,381,980        10,971,556
                                                 ----------       ----------        -----------       -----------
Gross Profit                                      1,710,096        1,081,986          3,399,590         2,888,835
Selling, general and administrative expenses      1,225,603        1,099,084          2,645,604         2,875,534
                                                 ----------       ----------        -----------       -----------
Income (loss) from operations                       484,493         (17,098)            753,986            13,301
Other income (expenses)
     Other Income                                   102,387         (50,012)            446,544            45,572
     Interest Expense                             (224,016)        (250,024)          (511,471)         (727,179)
                                                 ----------       ----------        -----------       -----------
Net Income (Loss)                                  $362,864       $(317,134)         $  689,059        $(668,306)
                                                 ==========       ==========        ===========       ===========
Net Income (Loss) per share                        $   0.06       $   (0.15)         $     0.11        $   (0.33)
                                                 ==========       ==========        ===========       ===========
Weighted average shares outstanding               6,352,102        2,063,951          6,247,222         2,013,227
                                                 ==========       ==========        ===========       ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                        Nine Months Ended September 30,
                                                                        --------------------------------
                                                                           1996                 1995
                                                                        -----------          -----------
Cash Flows from operating activities:
     Net Income (Loss)                                                     $689,059           $(668,306)
     Adjustments to reconcile net income (loss) to net cash
             provided by (used in) operating activities
             Depreciation and amortization                                1,567,017            1,568,129
             Gain on sale of equipment                                    (292,300)             (10,839)
             Equity loss in Pan-American N-Viro, Inc.                         -                   89,486
             Stock issued for payment of interest & services                  -                   50,435
             Payment of notes receivable by services provided                87,270               33,533
             Gain from legal settlement                                       -                (119,028)
     Increase (decrease) in cash due to changes in
             assets and liabilities:
             Accounts receivable                                          (853,841)            (240,344)
             Inventory                                                       40,729              104,011
             Prepaid expenses and other                                     537,485            (380,892)
             Accounts payable/accrued liabilities                         (766,445)              203,763
                                                                        -----------          -----------
                    Total adjustments                                       319,915            1,298,254
                                                                        -----------          -----------

Net cash provided by (used in) operating activities                       1,008,974              629,948

Cash flows from investing activities:
     Purchase of businesses, net of cash acquired                       (3,233,120)                -
     Additions to property, machinery and equipment                     (1,343,775)          (1,110,582)
     Proceeds from sale of machinery and equipment                          443,491              447,708
     Deposits and deferred acquisition costs                              (119,557)                4,023
                                                                        -----------          -----------
Net cash used in investing activities                                   (4,252,961)            (658,851)

Cash flows from financing activities:
     Decrease (Increase) in restricted cash                                (79,826)             (59,878)
     Payments on notes payable                                            1,856,618            (608,336)
     Proceeds from notes payable                                        (1,971,763)              602,000
     Proceeds from long-term debt                                         2,645,561            2,786,284
     Payments on long-term debt                                         (2,698,968)          (2,204,980)
     Payments on deferred offering costs                                      -                (308,954)
     Proceeds from issuance of common stock                                 412,728               72,272
                                                                        -----------          -----------
Net cash used in investing activities                                       164,350              278,408
                                                                        -----------          -----------
Net decrease in cash                                                    (3,079,637)              249,505
                                                                        -----------          -----------
Cash at beginning of period                                               3,703,367              322,062
                                                                        -----------          -----------
Cash at end of period                                                      $623,730             $571,567
                                                                        ===========          ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.


                                                                             Nine  Months Ended Sept. 30,
                                                                            -----------------------------
                                                                               1996              1995
                                                                               ----              ----
Supplemental Cash Flow Information - (Unaudited)

Interest paid during the period                                              $485,550          $599,126

Taxes paid during the period                                                      -                 -


                  Non Cash Investing and Financing Activities

In January, 1996, $190,000 of debentures were converted to 144,344 shares of common stock.

In the first half of 1995, 8% convertible debentures in the face amount of $525,000, and accrued interest in the amount of $8,499, was converted into 67,287 shares of common stock.

In March, 1995, as a result of a settlement agreement, the company transferred 100% of the stock of Agkone, Inc. in exchange for 20,000 shares of the company's common stock valued at $501,000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

General

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Synagro Technologies, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the nine months ended September 30, 1996 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Reclassifications

    Certain reclassifications have been made to the 1995 financial statements to conform with the September 30, 1996 presentation.

(2) INVENTORY

     Inventory consists of the following:

                                                         September 30,        December 31,
                                                              1996               1995
                                                              ----               ----
      Wood Shavings                                        $  70,700           $ 49,775

      Truck Parts                                            337,548            399,202
                                                             -------           --------

                                                            $408,248           $448,977
                                                            ========           ========



(3)      REORGANIZATION

         On July 3, 1995 the Company effected a recapitalization that included a 1-for-15 reverse stock split of common stock. The common stock outstanding and weighted average shares outstanding for all periods presented have been adjusted for this stock split. The financial statements give effect to these transactions for all periods presented.

(4)         SIGNIFICANT ACQUISITIONS

         As of July 1, 1996, the Company purchased all of the common stock of Pima Gro Systems, Inc. and Pima Gro Systems 2, Inc. (collectively referred to hereafter as "Pima Gro"), which provides biosolids management services to customers in California, Arizona and Washington D.C. The purchase price was $3,095,561 (subject to certain adjustments) which was paid for $1,277,265 cash, $1,595,561 in a promissory note, and 155,000 shares of the Company's common stock valued at $1.437 per share. The acquisition was accounted for as a purchase.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the attached condensed consolidated financial statement and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.

         RESULTS OF OPERATIONS.   Net sales in the third quarter of 1996
increased approximately 50% to $7,290,157 from $4,870,767 in the third quarter of 1995. For the first nine months of 1996, net sales increased approximately 14% to $15,781,570 from $13,860,391 for the same period in 1995. This increase was primarily due to the acquisition of Pima Gro Systems, Inc., effective July 1, 1996.

         Cost of goods sold and gross profit in the third quarter of 1996 were $5,580,061 and $1,710,096, respectively, compared with $3,788,781 and
$1,081,986, respectively, in the third quarter of 1995. Gross margin increased to 23% from 22% in the third quarter of 1995. Cost of goods sold and gross profit in the first nine months of 1996 increased to $12,381,980 and $3,399,590, respectively, from $10,971,556 and $2,888,835, respectively, for the same period in 1995. The increase in cost of goods sold and gross profit was attributable to the acquisition of Pima Gro Systems, Inc., effective July 1, 1996.

         Selling, general and administrative expenses increased $126,519 for the quarter and decreased $229,930 year to date. The increase for the quarter was attributable to the acquisition of Pima Gro Systems, Inc. effective July 1, 1996. The decrease during the nine (9) month period was directly the result of management's cost reduction efforts throughout fiscal 1996.

         Third quarter interest expense decreased to $224,016 from $250,024 in the third quarter of 1995. Interest expense for the first nine months of 1996 was $511,471, or a decrease of $215,708 from the same period in 1995. This decrease was attributable to the retirement of certain debt obligations.

         As a result of the foregoing, the third quarter 1996 reflects net income of $362,864, as compared to a net loss of $(317,134) in the third quarter of 1995. Year to date net income of $689,059 compares favorably to a net loss of $(668,306) in 1995.

         As a result of the Company's cumulative operating losses from prior years, no provision for income taxes has been made. As of December 31, 1995, the Company had net operating loss carryforwards totaling approximately $5,500,000. Utilization of the Company's net operating loss may be subject to limitation under certain circumstances.

         LIQUIDITY AND CAPITAL RESOURCES. The Company has Revolving Credit Facilities in the aggregate amount of $2,700,000. Outstanding balances and letters of credit against these Facilities totaled $1,133,600 as of September 30, 1996 reducing the balance available to $1,566,400. The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities. Cash and cash equivalents decreased by $3,079,637 as of September 30, 1996. The primary utilization of cash was for the acquisition of Pima Gro Systems, Inc. and for equipment purchases and significant reductions in accounts payable and long term debt.

         During the period ended September 30, 1996, the Company expended approximately $1,343,775 for capital equipment purchases. Additionally, the Company completed sales of certain assets for gross proceeds of $1,134,691. These assets had an aggregate net book value of $842,391, resulting in a recognized gain of approximately $292,300.

         As of September 30, 1996, the Company had long-term borrowings in the aggregate amount of $8,331,291, the current portion of which was $3,923,244. The Company increased its long-term borrowings by approximately $1,368,346 during the first nine months of 1996. This increase in debt was primarily attributable to Notes issued and Notes assumed in the acquisition of Pima Gro Systems, Inc., effective July 1, 1996.

         At September 30, 1996, the Company had negative working capital of approximately $(852,000). This is directly attributable to the acquisition of Pima Gro Systems, Inc. The Company plans to restructure certain notes payable and short term debt in the fourth quarter of 1996, which will significantly reduce the current portion of notes payable and long term debt and thereby increase working capital. Additionally, the Company plans to continue to meet its current obligations with cash provided from operations. Management believes that the Company will be able to return to positive working capital in the fourth quarter of 1996.

PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         Employment Agreements

         As of May 26, 1995, and as amended as of June 10, 1996, the Company entered into a five (5) year employment agreement with Don L. Thone, pursuant to which the Company has agreed to pay Mr. Thone an annual base salary of $150,000, plus other benefits. The Company also granted options to Mr. Thone to purchase up to 246,296 shares of Common Stock in connection with his employment agreement, 179,629 of which are currently vested. As of January 29, 1996, the Company entered into a five (5) year employment agreement with Daniel
L. Shook, pursuant to which the Company has agreed to pay Mr. Shook an annual base salary of $125,000, plus other benefits. The Company also granted options to Mr. Shook to purchase up to 125,000 shares of Common Stock in connection with his employment agreement, 41,666 of which are currently vested.

ITEM 6.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits

         2.1 Agreement for the Purchase of Stock by and among Synagro Technologies, Inc., CDR Environmental, Inc., Pima Gro Systems, Inc., Pima Gro Systems 2, Inc., Wilson Nolan, Herbert Kai and John Kai, Jr., dated July 18, 1996.(1)

         10.1 Amendment No. 1 to Employment Agreement between the Company and Don Thone dated June 10, 1996.(2)

         10.2 Employment Agreement between the Company and Daniel Shook dated January 29, 1996.(2)

         27.     Financial Data Schedule

b.       Form 8-K

         The Company has filed Form 8-K on July 18, 1996 relating to the acquisition of Pima Gro Systems, Inc.


-------------------------------------------------------------------------------


(1) Filed as part of the Company's current Report on Form 8-K, dated July 31, 1996.

(2) Filed as part of the Company's Registration Statement on Form S-1, dated July 27, 1995, and as amended (No. 33-95028).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SYNAGRO TECHNOLOGIES, INC.


Date:  November 8, 1996               By:  Donald L. Thone /S/
                                           ----------------------------
                                           Chief Executive Officer


Date:  November 8, 1996               By:  Daniel L. Shook /S/
                                           ----------------------------
                                           Chief Financial Officer

                              INDEX TO EXHIBITS

       Exhibit
         No.                           Description
       -------                         -----------

         2.1 Agreement for the Purchase of Stock by and among Synagro Technologies, Inc., CDR Environmental, Inc., Pima Gro Systems, Inc., Pima Gro Systems 2, Inc., Wilson Nolan, Herbert Kai and John Kai, Jr., dated July 18, 1996.(1)

         10.1 Amendment No. 1 to Employment Agreement between the Company and Don Thone dated June 10, 1996.(2)

         10.2 Employment Agreement between the Company and Daniel Shook dated January 29, 1996.(2)

         27.     Financial Data Schedule