Form 10-K405
period 1996-12-31
SYNAGRO TECHNOLOGIES INC
filed 1997-04-15
CIK 895565

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ____________

                         COMMISSION FILE NUMBER 0-21054

                           SYNAGRO TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     88-0219860
   (STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

    16000 STUEBNER AIRLINE, SUITE 420, SPRING, TEXAS            77379
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               ZIP CODE


                                (281)  370-6700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.002 PAR VALUE
                        PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The number of shares outstanding of the issuer's common stock as of April 11, 1997 was 7,673,505. The aggregate market value of the 6,153,525 shares of the Company's Common Stock (and associated Preferred Stock Purchase Rights) held by non-affiliates of the Company, based on the market price of the Common Stock of $1.781 per share as of April 11, 1997, was approximately $10,959,428.

     The registrant's proxy statement to be filed in connection with the registrant's 1997 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                           SYNAGRO TECHNOLOGIES, INC.
                                   FORM  10-K

 Item                                                                                                              Page
 ----                                                                                                              ----
                                                        PART  I
  1  Business
         History of the Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
         Business of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
         Mergers, Acquisitions and Dispositions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
         Government Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
         Marketing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
         Bonding Requirements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
         Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
         Patent and Trademarks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
         Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
  2  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
  3  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
  4  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

                                                       PART  II
  5  Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . .     7
         Recent Sales of Unregistered Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
  6  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
  7  Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . .     8
         General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
         Bonding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
         Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
  8  Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
  9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . .    12

                                                       PART  III
 10  Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
 11  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
 12  Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . . . . .    13
 13  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                                                       PART  IV
 14  Exhibits. Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .    13
         Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
         Reports on Form 8-K During the Quarterly Period Ended December 31, 1996 . . . . . . . . . . . . . . . .    13
         Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

   This report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those discussed below. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including those set forth under Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                                     PART I

ITEM 1.   BUSINESS.

HISTORY OF THE COMPANY

     Synagro Technologies, Inc. ("Synagro" or the "Company") was originally incorporated on May 9, 1986 as a Nevada corporation under the name N-Viro Recovery, Inc. On October 28, 1994, the Company changed its name to "Synagro Technologies, Inc." to reflect the diversity of biosolids treatment services provided by the Company.

     The Company reincorporated in Delaware on August 16, 1996 by means of a merger (the "Reincorporation Merger") of the Company with and into a wholly-owned subsidiary of the Company in Delaware known as Synagro Technologies, Inc. ("Synagro Delaware"). On the effective date of the Reincorporation Merger, each issued and outstanding share of Common Stock of the Company was converted into one share of Common Stock of Synagro Delaware. Synagro Delaware succeeded to all of the assets, liabilities and business of the Company and possesses all of the rights and powers of the Company. (Synagro Delaware and the Company are collectively referred to hereinafter as the "Company").

BUSINESS OF THE COMPANY

     The Company engages in the business of the management of biosolids through beneficial reuse of organic materials, including sewage sludge. The Company provides transportation, treatment, site monitoring, land application and environmental regulatory compliance services with respect to biosolids and wastewater products to local and state agencies, municipalities and private industries. The Company's vehicles pick up and transport biosolids and other organic waste materials to sites operated by the Company. The Company's services also include the dredging of sludge ponds and cleaning out municipal and industrial lagoons.

     Additionally, the Company provides professional management and consulting services for treatment of biosolids and the monitoring and land application of treated biosolids. The Company currently operates under approximately 21 contracts with various state and local agencies, municipalities and private industries with respect to sewage treatment and other waste products. These entities include municipal utility districts, correctional facilities and private businesses. The Company provides a variety of methods of treatment of biosolids as a means of offering options to prospective customers who may prefer alternative methods of biosolids treatment. These methods include land application, pumping, transportation and dewatering of biosolids.

     There are two standards of pathogen reduction--Class A and Class B. The Company is able to treat biosolids with Class A pathogen reduction and certain levels of vector attraction reduction (i.e., pests, such as insects and rodents), to produce "Exceptional Quality Biosolids." Exceptional Quality Biosolids can be beneficially used on the land without limitations, site restrictions or regulatory reporting. Non-Exceptional Quality Biosolids, while less expensive to process, are subject to monitoring and detailed record keeping requirements. These alternative methods provide a broader variety of choice to prospective customers who may prefer to continue to use methods which currently require lower initial cost, but which may require additional future costs for monitoring of the related disposal sites.

     The Company also operates and maintains a fleet of trucks which pump, collect and transport liquid or solid municipal biosolids to various land application or treatment sites for tipping fees. These tipping fees, which are fees generated by the Company in connection with the collection, transportation and treatment of biosolids, constitute substantially all of the

Company's sources of revenues. The Company's vehicles are registered with federal, state and local governmental agencies for such transportation purposes.

     The Company primarily conducts its business through its wholly-owned subsidiaries CDR Environmental, Inc., a Texas corporation ("CDR"), Pima Gro Systems, Inc., an Arizona corporation ("Pima Gro"), and Organi-Gro, Inc., an Arkansas corporation ("Organi-Gro"). The Company's primary operations are conducted in Arkansas, Arizona, California, Texas and Washington D.C. To a lesser extent, the Company conducts business in Georgia, Indiana, Louisiana, Mississippi, Missouri, Oklahoma and South Carolina.

     Over the past few years, the Company has acquired certain agency and licensing rights to market a patented sludge treatment technology, using cement kiln dust ("CKD") and other related materials and an alkaline pasteurization process (the "N-Viro Technology"), in certain states in the southwestern United States and in certain Central and South American countries, developed and owned by N-Viro International Corporation ("N-Viro International").

     Through December 1996, the Company had generated nominal profits through the commercialization of the N-Viro Technology. In December 1996, the Board of Directors decided to write down the Company's investment in the N-Viro Technology and associated assets. For this reason, the Company has voluntarily given up its processing permit for the Hockley, Texas site, and will re-evaluate its various agency agreements for the application of the N-Viro Technology. The Company designated the N-Viro-related assets as held for sale. See "Mergers, Acquisitions and Dispositions--Sale of Organi-Gro, Inc.," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 14 to the Notes to Consolidated Financial Statements.

MERGERS, ACQUISITIONS AND DISPOSITIONS

     The Company's business plan has developed through the acquisition of privately held biosolids treatment companies and their integration into the business operations of the Company and its subsidiaries. The Company's acquisition strategy has been developed with the intent to increase the efficiency and profitability of each of these acquisition targets through operational and marketing synergies with the Company's existing business operations. There can be no assurances that the Company's acquisition strategy will generate these synergies or result in profitable operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     SALE OF ORGANI-GRO, INC. In December 1996, the Company decided to sell substantially all of the assets of its wholly owned subsidiary, Organi-Gro. In March 1997, the Company reached an agreement to sell Organi-Gro. Consideration included subordinated notes with a face value of approximately $1.5 million and the assumption of certain debt and liabilities. The notes are payable in equal monthly installments of approximately $15,000 for 48 months following the first anniversary date of the note and bears interest at a rate of 6%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 14 to the Notes to Consolidated Financial Statements.

     ACQUISITION OF PIMA GRO SYSTEMS, INC. Effective July 1996, the Company entered into an agreement pursuant to which the Company acquired 100% of the issued and outstanding securities of Pima Gro. The amount of consideration paid in the transaction was determined based on management's analysis of historical and projected sales of Pima Gro, the estimated market value of Pima Gro and the synergies to be achieved through the transaction.

     The purchase price for the acquisition of Pima Gro was $3,095,561. The Company issued an aggregate of 155,000 shares of the Company's Common Stock, paid cash in the aggregate amount of $1,277,265, and issued a promissory note in the aggregate principal amount of $1,595,561. The shares of Common Stock issued to the former stockholders of Pima Gro were valued, at $1.437 per share for the purposes of the transaction. The promissory note issued by the Company bears interest at the rate of 8% per annum and is payable in four semi-annual installments of principal and accrued interest, commencing January 1, 1997, with the final payment due on July 1, 1998.

     The Company has agreed to pay an additional contingent sum on the purchase price of $4.16 for each dollar by which the pre-tax earnings of Pima Gro, for each of the fiscal years during 1996-1998, exceed the base amount of $380,000 in 1996 and, subject to certain adjustments to the base amount, during the two following fiscal years. The additional contingent sum may be payable by the Company, if at all, in cash, Common Stock or promissory notes, or any combination thereof. Such amounts which may be payable as contingent sum payments will be held in escrow until March 31, 1999, and subject to reduction based on amounts expended by the Company for certain capital expenditures and costs reserved for the development of certain business sites.

     In connection with this agreement, Wilson Nolan has agreed to enter into a three year employment agreement with Pima Gro at the annual base rate of $150,000, plus other benefits. Mr. Nolan will serve as the Chief Executive Officer and a director of Pima Gro. In addition, Mr. Nolan entered into a non-competition agreement with the Company for a period of six years following the date of the employment agreement. In consideration of the non-competition agreement, the Company has agreed to pay Mr. Nolan an additional contingent sum based on the contingent sum formula payable to the former Pima Gro stockholders described above, except that Mr. Nolan will be entitled to receive $1.04 for each dollar by which the pre-tax earnings of Pima Gro exceed the relevant base amount for each of the fiscal years during 1996-1998.

     Further, the former stockholders of Pima Gro have granted a proxy to Donald L. Thone, Chief Executive Officer of the Company, to vote any shares issued in connection with the transaction for a period of three years following the closing date.

     ACQUISITION OF CHILDERS BROTHERS TRUCKING, INC. On October 1, 1994, the Company acquired substantially all of the assets and assumed certain liabilities of Childers Brothers Trucking, Inc. ("Childers Brothers"), Thompson Shaving Service, Inc. ("Thompson") and Hodges Heavy Duty Truck Parts and Services, Inc. ("Hodges") and Zeiler Timber Products, Inc. ("Zeiler"). In connection with these transactions, Tony Childers became a director of the Company and the President of Organi-Gro.

     Childers Brothers and Thompson were engaged in the business of buying, hauling and selling bedding and wood waste materials related to the poultry and building products industries. Hodges was engaged in the business of truck repair. The Company acquired such assets and assumed such liabilities in three separate transactions and integrated the assets and operations of all four of Organi-Gro into the operations.

     In connection with these transactions, the Company issued an aggregate of 16,667 shares of Common Stock, paid cash in the aggregate amount of $150,000, issued promissory notes in the aggregate principal amount of $850,000 and assumed certain liabilities in an approximate aggregate amount not to exceed $4,500,000. The promissory notes have been fully paid.

     In December 1996, the Company's Board of Directors decided to sell the Assets of Organi-Gro, including the assets of Childers, Thompson, Hodges and Zeiler. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     ACQUISITION OF THONE BROTHERS TRUCKING, INC. AND ORGANI-GRO, INC. In July 1993, the Company entered into two agreements, pursuant to which the Company acquired 100% of the common stock of: (i) Thone Brothers in exchange for 66,667 shares of the Company's Common Stock, and (ii) Organi-Gro in exchange for $100,000 in cash and a secured promissory note in the principal amount of approximately $1,050,000, bearing interest at the rate of 9% per annum, which was paid in full as of March 8, 1996. Both of these companies were engaged in the business of the transportation and/or treatment of biosolids and poultry waste, primarily in the State of Arkansas.

     In connection with these transactions, the Company merged the business operations of Thone Brothers into CDR, and Organi-Gro became a separate wholly-owned subsidiary of the Company. In connection with the merger, Donald
L. Thone became a director of the Company. Mr. Thone currently also serves as Chief Executive Officer of the Company. In December 1996, the Company's Board of Directors decided to sell the assets of Organi-Gro, and an agreement for the sale of those assets was reached in March 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     ACQUISITION OF CDR ENVIRONMENTAL, INC. On November 30, 1992, the Company entered into a reorganization agreement with CDR pursuant to which the Company acquired 100% of the issued and outstanding capital stock of CDR in exchange for 133,333 shares of the Company's Common Stock and a cash payment in the amount of approximately $1,160,000. In connection with the reorganization agreement, CDR became a wholly-owned subsidiary of the Company.

     ADDITIONAL ACQUISITIONS. As of January 1993, the Company acquired 100% of the common stock of Bio-Star, Inc., Gro-Mor, Inc. and K-3 Environmental Services, Inc., all of which were Texas corporations engaged in the business of the transportation and/or treatment of biosolids and wastewater products. As of April, 1994, the Company acquired all of the assets and related liabilities of Border Farms, Inc. The Company merged the business operations of these companies into CDR. The Company completed these four separate transactions in consideration for, in the aggregate, 62,185 shares of Common Stock and cash in the amount of approximately $1,147,000.

GOVERNMENT REGULATION

     Federal and state environmental legislation and regulations require substantial expenditures by wastewater sludge generators and impose liabilities on such entities for noncompliance. Environmental laws and regulations are, and will continue to be, a principal factor affecting the marketability of the biosolids treatment methods marketed by the Company. Any changes in these laws or regulations may affect the operations of the Company by imposing additional regulatory compliance costs on the Company, requiring the modification of and/or adversely affecting the market for the Company's biosolids treatment methods. To the extent that demand for the Company's biosolids treatment methods is created by the need to comply with such environmental laws and regulations, any modification of the standards created by such laws and regulations may reduce the demand for the Company's biosolids treatment methods, thereby adversely affecting the Company's business prospects.

     The Company operates in a highly regulated environment and the wastewater treatment and other plants at which the Company's biosolids treatment methods may be implemented are required to have permits, registrations and approvals from federal, state and local governments for the operation of such facilities. Moreover, each facility is typically required to obtain a state permit for the processing of Exceptional Quality Biosolids. In some jurisdictions, state and/or local authorities have prohibited and, in other jurisdictions, have sought and may seek to prohibit, the land application or agricultural use of biosolid products.

     Any of the permits, registrations or approvals noted above, or applications therefor, may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are enforced differently, the Company may be required to obtain additional operating permits, registrations or approvals. The process of obtaining a required permit, registration or approval can be lengthy and expensive and the issuance of such permit or the obtaining of such approval may be subject to public opposition. There can be no assurances that the Company will be able to meet applicable regulatory requirements or that further attempts by state or local authorities to prohibit the land application or agricultural use of biosolids will not be successful.

     In March 1993, the EPA regulations under the Clean Water Act of 1987 (40 CFR Part 503) which regulate methods for the disposal and use of biosolids became effective. These regulations address the issues of treating biosolids generated from the treatment of domestic sewage and septage and the subsequent disposition of treated biosolids. These regulations establish biosolid use and disposal standards applicable to approximately 35,000 publicly and privately owned wastewater treatment plants in the United States. Under these regulations, biosolids may be surface disposed, incinerated or land applied for beneficial use in accordance with the requirements established by regulations. Biosolids may also be disposed in municipal solid waste landfills approved under Subtitle D of the Resource Conservation and Recovery Act ("RCRA"). This type of disposal is regulated under 40 C.F.R. Part 258. The last applicable deadline for compliance with the new standards was February 19, 1995.

     Land application regulations apply to generators (sources) of biosolids, persons who treat the biosolids or persons who apply treated biosolids to land. Beneficial uses for land application include use on agricultural land, non-agricultural land (forest, range lands), public contact sites (parks and golf courses), disturbed and reclamation (mines and gravel pits) and home gardens.

     Any biosolids used for land application must meet two sets of standards established by the EPA for pollutant limits. The first set establishes ceiling concentrations for nine pollutants; biosolids which contain pollutants in concentrations exceeding the ceiling limits cannot be applied to the land for beneficial use. The second set establishes more stringent concentration levels for eight of the nine pollutants which, if met, allow greater flexibility in the use of the biosolids. The second set also constitutes the pollutant concentrations, which when combined with Class A pathogen reduction and certain levels of vector attraction reduction (i.e. pests, such as insects and rodents), form "Exceptional Quality Biosolids." This term is used herein to designate sludge or sludge products which can be used beneficially on the land without limitations, site restrictions or regulatory reporting.

     There are two standards of pathogen reduction. These standards are classified as Class A or Class B. The standard of classification of biosolids as Class A or Class B is based on pathogen levels in the treated biosolids. Biosolids which meet the Class A standards for pathogen reduction and certain standards for reduction of attraction to vectors and meet the lower pollutant levels of the Exceptional Quality Biosolids may be applied to a site (which does not require a permit for disposal) without the need for further monitoring under EPA regulations. However, biosolids which do not meet the Exceptional Quality standards, but which otherwise meet the Class A or Class B standards of pathogen reduction and other less strict standards for pollutant control and vector attraction, may only be applied to sites which have obtained governmental permits for such deposit, and further, are subject to continuous monitoring and detailed record keeping of the site.

     Class A pathogen reduction and vector attraction reduction requires treating sludge to meet certain levels for indicator bacteria (such as fecal coliform or salmonella). To meet the Exceptional Quality standard, sludge must be treated with one of several alternative methods. These methods include heat disinfection, alkaline stabilization and composting. Sludge which meets the Exceptional Quality standards does not impose ongoing site management restrictions.

     CERCLA generally imposes strict, joint and several liability for cleanup costs upon (1) present owners and operators of facilities at which hazardous substances were disposed; (2) past owners and operators at the time of disposal; (3) generators of hazardous substances that were disposed at such facilities; and (4) parties who arranged for the disposal of hazardous substances at such facilities. CERCLA Section 107 liability extends to cleanup costs necessitated by a release or threat of release of a hazardous substance. However, the definition of "release" under CERCLA excludes the "normal application of fertilizer." EPA regulations establish standards for biosolids applied to land for beneficial use, such as a fertilizer substitute or soil conditioner. EPA has indicated in a published document that it considers biosolids applied to land in compliance with the applicable regulations not to constitute a "release." Although the biosolids and alkaline waste products may contain hazardous substances (as defined under CERCLA), the Company has developed plans to manage the risk of CERCLA liability, including training of operators, regular testing of the biosolids and the alkaline admixtures to be used in treatment methods and reviewing incineration and other permits held by the entities from which alkaline admixtures are obtained.

     The Company currently maintains environmental impairment liability insurance in the amount of $6,000,000. The Company could be adversely affected by a claim that is not covered or is only partially covered by liability insurance.

     Many states have regulations or guidelines covering the land application of biosolids which set either a maximum allowable concentration or maximum pollutant loading rate for at least one pollutant. In addition, some states have established management practices for land application of biosolids. In some jurisdictions, state and/or local authorities have imposed permit requirements for, or have prohibited, the land application or agricultural use of biosolid products, including Exceptional Quality Biosolids product permits. There can be no assurance that any such permits will be issued or that any further attempts to require permits for, or to prohibit, the land application or agricultural use of biosolid products will not be successful.

     In addition, many states enforce landfilling restrictions for nonhazardous biosolids and some states have site restrictions or other management practices governing lands. These regulations typically require a permit to sell or use biosolid products as landfill cover material. There can be no assurances that landfill operators will be able to obtain required permits.

MARKETING

     The Company markets its services by soliciting prospective customers, attending trade shows, obtaining referrals and competitive bidding on potential contracts. The Company's primary marketing and promotion targets are: (i) government personnel (municipal, county and state); (ii) POTW operators and landfill operators; (iii) politicians; (iv) consulting engineers and construction contractors; (v) equipment and building products manufacturers and distributors; (vi) the agricultural and horticultural industry; (vii) transportation service companies; and (viii) the public.

     The Company provides services, through the operations of CDR and Pima Gro, for the treatment of biosolids, including the transportation of municipal sludge, and providing monitoring and assistance services in compliance with governmental regulatory provisions. The Company primarily markets Class B biosolids processing and land applications to customers who prefer this method due to higher costs associated with Class A biosolids processing methods.

BONDING REQUIREMENTS

     Commercial, federal, state and municipal projects, often require contractors to post both performance and payment bonds at the execution of a contract. Contractors without adequate bonding may be ineligible to bid or negotiate on many projects. The Company has frequently been required to obtain such bonds and it should be assumed that the Company will continue to be required to obtain such bonds in the future, particularly with government
contracts.   As of December 31, 1996, the Company had a bonding capacity of approximately $10,000,000, with $1,050,000 utilized as of such date, which management believes is sufficient to meet bonding needs for the foreseeable future. To date, no payments have been made by any bonding company for bonds issued for the Company.

COMPETITION

     The Company provides a variety of services relating to the treatment of biosolids. The Company is in direct and indirect competition with other businesses, some of which are larger, more firmly established and have greater capital resources. Many of these competitors provide aspects of the services provided by the Company.

     Since November 1992, the Company has engaged in a business plan of the acquisition of privately held companies which provide varieties and alternative methods for the treatment and processing of biosolids, including the acquisitions of CDR, Thone Brothers, Organi-Gro, Childers Brothers and Pima Gro. This business plan has enabled the Company to offer alternative treatment methods and to diversify the Company's services to prospective customers.
There can be no assurances that the Company will be able to achieve and maintain a competitive position. Management of the Company believes that the full range of treatment services provided by the Company provides a competitive advantage over other entities which offer a lesser variety of services.

     The Company competes principally through offering quality services at competitive prices. These methods are enhanced by the Company's ownership of facilities and trucks and equipment utilized in the delivery of the Company's services, which allow the Company to maintain costs and quality controls over its services.

PATENTS AND TRADEMARKS

     The Company makes use of its trade secrets or "know-how" developed in the course of its experience in the marketing of the Company's services. To the extent that the Company relies upon trade secrets, unpatented know-how and the development of improvements in establishing and maintaining a competitive advantage in the market for the Company's services, there can be no assurances that such proprietary technology will remain a trade secret or that others will not develop substantially equivalent or superior technologies to compete with the Company's services.

EMPLOYEES

     As of April 11, 1997, the Company had approximately 165 full-time employees. These employees include: 2 executive officers and 2 non-executive officers, 9 operations managers, 2 environmental specialists, 8 maintenance personnel, 63 drivers, 35 land applications specialists, 30 general operation specialists, 14 financial services/office support employees. The loss of the services of key employees could have a material adverse effect on the Company's business. Since there is intense competition for qualified personnel knowledgeable of the Company's industry, no assurances can be given that the Company will be successful in retaining and recruiting needed personnel.

     The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees. The Company provides its employees with certain benefits, including health, life and dental insurance and 401(k) benefits.

ITEM 2.   PROPERTIES.

     The Company currently leases approximately 3,700 square feet of office space located at 16000 Stuebner Airline, Suite 420, Spring, Texas 77379. This facility serves as the Company's principal place of business. The Company pays approximately $3,100 per month on a lease expiring in January, 2001. The Company also leases additional facilities on a 430 acre Site in Hockley, Texas under a 3 year lease with a current monthly rental payment of $5,000.

     The Company owns a 35 acre farm in Maysville, Arkansas with a 130,000 square foot composting facility for the processing of biosolids. The Maysville site is subject to a note secured by a deed of trust in the amount of approximately $1,000,000 held by an unaffiliated third party, with the underlying loan personally guaranteed by Donald L. Thone. The Company also owns two acres of land in Russellville, Arkansas with a 4,200 square foot office building which serves as the Company's Arkansas division facilities.
The Company also owns 367 acres of land in Arkansas on which the Company has approximately 144,000 gallons of storage facilities for biosolids.

     The Company also leases a 5,600 square foot facility in Redlands, California as a corporate office for the operations of Pima Gro. The Company pays a monthly rent of $2,800 on the lease which expires in February 2000. The Company also leases additional facilities which are used as truck maintenance yards in California, Arizona and Maryland in connection with the operations of Pima Gro.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is currently involved in certain routine litigation. Management believes that all such litigation arose in the ordinary course of business and that costs of settlements or judgments arising from such suits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's Common Stock has been listed for trading on The Nasdaq SmallCap Market, under the symbol "SYGR" since October 1994. On July 3, 1995, the Company consummated a reverse split of the Common Stock on a 1-for-15 basis, with trading commencing on a post-split basis on the Nasdaq SmallCap Market on or about July 14, 1995. The reported high and low bid prices of the Company's Common Stock on The Nasdaq SmallCap Market for the past two fiscal years as adjusted for the reverse stock split are as follows:

                                                                                 High           Low
                                                                            -------------- -------------
                 YEAR ENDED DECEMBER 31, 1995

                    1st Quarter  . . . . . . . . . . . . . . . . . . . . .        22.523         7.508
                    2nd Quarter  . . . . . . . . . . . . . . . . . . . . .        14.077         4.692
                    3rd Quarter  . . . . . . . . . . . . . . . . . . . . .         6.375         1.500
                    4th Quarter  . . . . . . . . . . . . . . . . . . . . .         2.563         1.125

                 YEAR ENDED DECEMBER 31, 1996
                    1st Quarter  . . . . . . . . . . . . . . . . . . . . .         2.500         1.156
                    2nd Quarter  . . . . . . . . . . . . . . . . . . . . .         1.469         1.000
                    3rd Quarter  . . . . . . . . . . . . . . . . . . . . .         2.656         1.000
                    4th Quarter  . . . . . . . . . . . . . . . . . . . . .         4.750         2.000


     As of April 11, 1997, the Company had 7,673,505 shares of Common Stock issued and outstanding. On April 11, 1997, the market price for the Company's Common Stock in the Nasdaq SmallCap Market was approximately $1.781 per share. As of April 11, 1997, the Company had approximately 239 stockholders of record.

     Historically, the Company has not paid any dividends on its Common Stock and has no present plans to pay such dividends. The payment of any future dividends on Common Stock would depend, among other things, upon the current and retained earnings and financial condition of the Company.

     RECENT SALES OF UNREGISTERED SECURITIES. On July 18, 1996, the Company issued 155,000 shares of Common Stock to the former stockholders of Pima Gro in connection with the acquisition of that entity by the Company pursuant to an exemption from registration under Section 4(2) of the Securities Act.

     On August 19, 1996, the Company issued or repriced options to purchase 246,296 and 125,000 shares of Common Stock to Donald L. Thone and Daniel L. Shook, respectively, pursuant to an exemption from registration under Section 4(2) of the Securities Act in connection with their respective employment agreements.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data with respect to the Company and should be read in conjunction with the Consolidated Financial Statements.

                                                                              Year Ended December 31,
                                                              1996        1995         1994        1993         1992
                                                           ----------  -----------  ----------  -----------  ----------
FINANCIAL HIGHLIGHTS                                                 (In thousands, except per share amounts)
Net sales . . . . . . . . . . . . . . . . . . . . . . . .  $  22,977    $  17,976    $ 13,197     $  9,482     $   438
Gross profit  . . . . . . . . . . . . . . . . . . . . . .      3,723        2,858       2,502        2,136         169
Selling, general and administrative expenses  . . . . . .      6,141        4,150       3,900        3,393         507
Loss on asset held for sale and other special charges . .      4,842        2,444       3,169            0           0
Interest expense, net . . . . . . . . . . . . . . . . . .        673          938         626          576          85
Net loss  . . . . . . . . . . . . . . . . . . . . . . . .     (7,589)      (4,553)     (4,165)      (1,999)       (423)
Loss per share  . . . . . . . . . . . . . . . . . . . . .      (1.21)       (1.59) *    (2.19) *     (1.27) *    (0.53) *
Working capital . . . . . . . . . . . . . . . . . . . . .     (2,075)       1,889        (667)         285      (2,209)
Total assets  . . . . . . . . . . . . . . . . . . . . . .     18,631       20,212      23,154       19,931       8,920
Total long-term debt  . . . . . . . . . . . . . . . . . .      8,263        4,448       8,396        7,330       2,604
Stockholders' equity  . . . . . . . . . . . . . . . . . .      3,802       10,972      10,212        8,655       3,021

* As adjusted for the 1 for 15 reverse stock split consummated on July 3, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the Company's operations should be read in conjunction with the "Business--Business of the Company," "--Government Regulation" and "--Competition" sections hereto. Certain statements are forward-looking, based on the Company's expectations and, as such, these statements are subject to uncertainty and risks.

GENERAL

     The Company's fiscal 1996 results were heavily influenced by approximately $4.8 million related to loss on sale of assets and other special charges and $800,000 of non-recurring claims charges included in selling, general and administrative expenses. These charges were principally the result of management's decision in December 1996 to divest itself of all non core assets. This decision resulted in significant impairment charges pertaining to the assets of the Organi-Gro division and those related to the N-Viro technology. As a result, the Company reported a net loss of $7.6 million as compared to a net loss for the prior year of $4.6 million. Revenues for fiscal 1996 increased $5.0 million from the previous year due to the revenues associated with the purchase of Pima Gro in July 1996.

     During fiscal 1996, the Company purchased Pima Gro for cash and other consideration of approximately $3,095,000. Pima Gro was the largest acquisition in the history of the Company, and it is estimated that it will generate annualized revenues of $10 million.

     As previously stated, the Company has completely refocused its energy on its core business of biosolids management. In doing so, considerable efforts have been expended in properly providing the necessary changes in 1996. Management believes that the current balance sheet is reflective of those assets required to perform the quality services required for future biosolids management.

RESULTS OF OPERATIONS

     The following table sets forth certain items included in Selected Financial Data, as a percentage of net sales for the periods indicated:

                                                                                         Year Ended December 31,
                                                                                    1996          1995          1994
                                                                                ------------  ------------  ------------
 STATEMENT OF OPERATIONS DATA:
 Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       100.0%        100.0%        100.0%

 Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16.2          15.9          19.0
 Selling, general and administrative expenses  . . . . . . . . . . . . . . . .        26.7          23.1          29.5
 Loss on assets held for sale and other special charges  . . . . . . . . . . .        21.1          13.6          24.0
 Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2.9           5.2           4.7
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (33.0)        (25.3)        (31.6)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995.

     The Company's net sales increased by $5,001,355 or 27.8% in fiscal 1996 as compared to fiscal 1995. This increase in sales was directly attributable to the acquisition of Pima Gro in July 1996. No other significant changes occurred in the sale of other services or products in relation to the respective period.

     During the year ended December 31, 1996, cost of goods sold and gross profit increased to $19,254,903 and $3,722,501, respectively from $15,117,950 and $2,858,099, respectively for the year ended December 31, 1995. Gross profit as a percent of sales increased to 16.2% in 1996 from 15.9% in 1995.

     Selling, general administrative expenses increased to $6,141,013 or 26.7% of sales for the year ended 1996 as compared to $4,150,437 or 23.1% in 1995. The increase in such expenses was primarily the result of increased expenses of approximately $1,000,000 related to the Pima Gro acquisition and additional provisions related to claims costs of approximately $800,000.

     In the fourth quarter of 1996, management evaluated the future profitability of the investments made in Organi-Gro and the N-Viro technologies. As a result, the Company decided to sell all of the assets of Organi-Gro (for which a sales agreement was reached in March 1997) and to write off its interest in the N-Viro technology and associated assets. This decision resulted in a charge to operation for the year of $4,841,807. See Notes 5 and 14 to the Company's financial statements.

     Interest expense for fiscal year 1996 was $672,706 as compared to $937,586 for 1995. This decrease of $264,880 was directly attributable to reduced average debt levels throughout the year prior to the purchase and assumption of debt related to Pima Gro.

     As a result of the foregoing, a net loss of $7,588,930 was reflected in fiscal 1996 as compared to a net loss of $4,553,169 in fiscal 1995.

     The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1996, the Company had generated net operating loss carryforwards for financial reporting purposes of approximately $7.7 million available to reduce future federal income taxes. These carryforwards will begin to expire in 2004. The Company's ability to utilize these carryforwards may be limited by "change in ownership," as such term is defined by federal income tax laws and regulations. As the Company has incurred losses in recent years and the utilization of these carryforwards may be limited as discussed above, a valuation allowance has been established to fully offset the net deferred tax asset at December 31, 1996.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994.

     The Company's net sales increased by $4,778,788, or 36%, in fiscal 1995 as compared to fiscal 1994. This increase in sales was directly attributable to sales from poultry bedding and wood waste materials from the October 1994 acquisitions of Childers Brothers, Thompson and Hodges. No other significant changes occurred in the sale of other services or products in relation to the respective periods.

     During the year ended December 31, 1995, cost of goods sold and gross profit increased to $15,117,950 and $2,858,099, respectively, from $10,695,468 and $2,501,793, respectively, for the year ended December 31, 1994. Gross margin, as a percentage of sales, decreased to 16% in 1995 from 19% in 1994. This decrease in gross margin was directly attributable to the full year's results in 1995 related to the October 1994 acquisitions of Childers Brothers, Thompson and Hodges, in which gross margins were historically significantly lower as a percent of sales than the Company's other operations.

     Selling, general and administrative expenses increased to $4,150,437, or 23.1% of sales in 1995 as compared to $3,889,727, or 29.5% of sales for the year ended 1994. The increase in absolute dollars of such expenses was primarily the result of an increase in the allowance for doubtful accounts reserve of $181,000. Historically, the Company has had minimal bad debt expense and management believes that this is not a recurring expense.

     In the first quarter of 1996, certain changes in events caused management to take charges in the amount of approximately $2,444,000 directly related to asset impairments as follows:

          1. The Company had continued to invest in the Company's sawmill operations in Arkansas in an attempt to produce its own shavings for the poultry bedding and wood waste markets and brought this facility to a production mode in the last part of 1995. In evaluating the efficiency of the mill for the remainder of 1995 and through March 1996, management determined that sufficient production quantities could not be sustained to justify further consideration. This decision resulted in a charge to fixed assets of $1,091,991 and an associated goodwill charge of $286,000.

          2. At December 31, 1994, the Company had an investment in Pan American N-Viro of approximately $776,034. Pan American N-Viro was formed in 1994 to market the N-Viro Process in South and Central America and the Caribbean with the intent of generating a substantial revenue base prior to the end of 1995. Subsequent evaluation of this business venture and a review of the marketing efforts through March 28, 1996, revealed continued losses for the year ending December 31, 1995 of $152,000 and total losses since the formation of Pan American N-Viro of $244,178. Further, there were no sales generated in this period and very little indication of significant future sales prospects. Based on management's decision to stop any future cash contributions to Pan American N-Viro, the Company decided to write off the investment in Pan American N-Viro in full as of December 31, 1995.

          3. In 1995, management determined that a charge to operations of $290,000 was required to properly reflect the current fair market value of certain assets held for resale pertaining to the Company's then existing pelletized poultry waste products division. This decision was made based on a previous decision to discontinue these operations in 1994 and based on market indications as of February 1996 for the sale of these assets.

     Interest expense for 1995 was $937,586 as compared to $626,172 for 1994. This increase of $311,414 was directly attributable to the October 1994 acquisitions and the related debt assumed in connection with these acquisitions.

     As a result of the foregoing, a net loss of $4,553,169 was reflected in fiscal 1995 as compared to a net loss of $4,164,795 in fiscal 1994.

     For the year ended December 31, 1994, the Company elected to set up loss reserves in the amount of $876,573 for a legal settlement and a write down of its investment in a limited partnership. On August 2, 1994, the Company agreed to sell its investment in a limited partnership interest in exchange for shares of the Company's Common Stock valued at the average closing bid price for the 30-day periods before and after the date of the agreement. This agreement was completed in 1995.

Accordingly, the Company elected to set up loss reserves in the amount of $685,573. The Company's determination of the permanent impairment and the amount of the allowance on the value of the investment in the limited partnership was based on the market value of the 40,000 shares of the Company's Common Stock during the 30-day periods to and after August 2, 1994.

     Additionally, for the year ended December 31, 1994, the Company reviewed the results of the operations of Organi-Gro's pelletized poultry waste product division and concluded that due to the fact that no significant revenues have been generated by these products since its purchase in July 1993, and that there were not any increases in sales volumes expected in the near future, management determined to discontinue the operations of that division of Organi-Gro. Accordingly, as this product division constituted the business operations of Organi-Gro at the time of the July 1993 acquisition, goodwill less amortization attributable to the purchase in the net amount of $2,424,294 was permanently written off in 1994. Although management believes that the goodwill should be written off, there was no corresponding reduction in the value of the other assets of Organi-Gro's operations which consist of plant and equipment. As of the end of fiscal 1994, the net book value of plant and equipment was $1,917,450 and the most recent appraised value was $2,223,804. The Company also reviewed goodwill on other acquisitions and determined that no write down was currently warranted.

     Due to the net operating loss generated in 1994, which was not limited by ownership changes, the Company determined that a deferred tax asset could be recognized to the extent of deferred tax liabilities, which resulted in an income tax benefit to the Company in the amount of $897,000.

     BONDING. The amount of bonding capacity offered by sureties is a function of financial health of the company requesting the bonding. As of December 31, 1996, the Company had a bonding capacity of approximately $10,000,000 with $1,050,000 utilized as of such date, which management believes is sufficient to meet bonding needs for the foreseeable future. See "Liquidity and Capital Resources."

     LIQUIDITY AND CAPITAL RESOURCES. The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities.

     On February 22, 1997, the Company completed its call of 3,000,000 warrants to purchase Common Stock. Warrants for 1,324,243 shares of Common Stock were converted providing gross proceeds to the Company in the amount of $3,178,183. The remaining outstanding warrants were redeemed by the Company for $167,576.

     In December 1996, the Company was successful in obtaining a credit facility with LaSalle National Bank ("LaSalle") in the amount of $10,000,000
($5 million term loan and $5 million line of credit). At December 31, 1996, the Company has borrowings under the term loan in the amount of $4,614,000. No borrowings are outstanding under the line of credit at December 31, 1996. Amounts available under the line of credit are subject to a borrowing base consisting of 85 percent of accounts receivable, as defined. The LaSalle credit facility requires the Company to meet certain loan covenants, and the Company was in compliance with these covenants as of December 31, 1996. This credit facility expires in December 1998, and will need to be renegotiated and/or refinanced prior to that time.

     In July 1996, the Company purchased Pima Gro for $3,096,000. Included in this purchase price was a cash payment of $1,277,000, newly issued debt of $1,596,000, and Common Stock issued in the amount of 155,000 shares. See Note 2 to Consolidated Financial Statements.

     In December 1996, the Company decided to sell substantially all of the assets of Organi-Gro, Inc. In March 1997, the Company reached an agreement to sell the assets of Organi-Gro, Inc. to its former owners. Consideration included the assumption of debt by the purchasers in the amount of $1,035,000 and promissory notes payable to the Company in the amount of $1,500,000. Proceeds from the notes will be recognized as income in the period collected as collection of such proceeds is considered doubtful. During the fourth quarter of 1996, the Company recorded a charge to operations of $2.5 million as a result of its decision to dispose of Organi-Gro.

     The Company purchased assets throughout 1996 in the amount of $1,404,815.

     As of December 31, 1996, the Company had current maturities on long term debt of $2,434,057 as compared to $2,244,477 in 1995. In 1995, the Company had $508,702 of debt payable to related parties which was subsequently paid in 1996. The Company's long term debt increased $3,833,603 from $4,429,291 in 1995 to $8,262,894 in 1996. As previously indicated, the Company refinanced substantially all of its short and long term debt through the LaSalle credit facility. The total increase in debt for 1996 is primarily attributable to the financing of asset purchases during the year of $1,325,150 as well as the issuance of approximately $1,600,000 of debt pertaining to the acquisition of Pima Gro.

     At December 31, 1996, the Company had cash and cash equivalents and short-term investments of approximately $1,203,000 and a negative working capital deficit of approximately $2,075,000. The working capital deficit is directly attributable to the acquisition debt for Pima Gro and due to provisions of approximately $800,000 for the settlement of claims which have been provided for in accrued liabilities.

     The Company believes that its cash requirements for 1997 can be met by its existing cash and short-term investments at December 31, 1996, the proceeds from the warrant exercises of $3,178,000 in February 1997, its cashflows from operations and its additional availability under its credit facility. Beyond 1997, there can be no assurances that additional financing requirements will not be required in order to maintain liquidity as the LaSalle credit facility will expire in December 1998 and will need to be renegotiated and/or refinanced prior to that time.

     The Company has undergone significant recapitalization and restructuring events throughout the last two fiscal years. As a result of these changes, management believes that the Company is better positioned to respond to opportunities in the biosolids market and aggressively pursue its goal of acquiring additional biosolids management companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required by this Item 8 are incorporated herein by reference as set forth on pages F-1 to F-20 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 13, 1996, the Company replaced Singer Lewak Greenbaum & Goldstein, LLP ("SLGG") as its principal accountant with Arthur Andersen LLP ("AA").

     The report of SLGG on the Company's financial statements for the last three fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was such opinion qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's three most recent fiscal years and subsequent interim periods preceding the replacement of SLGG, the Company had no disagreements with SLGG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the Company's three most recent fiscal years and subsequent interim periods preceding the retention of AA, neither the Company nor anyone on the Company's behalf, consulted AA regarding any matter.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the executive officers and directors of the Company and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Other Information--Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Other Information--Principal Stockholders" and "Election of Directors--Management Stockholdings" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Other Information--Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.   FINANCIAL STATEMENTS.

     Synagro Technologies, Inc. and Subsidiaries consolidated balance sheets as of December 31, 1996 and 1995, and related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996.

     2.   FINANCIAL SCHEDULES.

     Schedule II--Synagro Technologies, Inc. and Subsidiaries consolidated schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 1996.

     All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

(b)  REPORTS ON FORM 8-K DURING THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996.

     During the quarter ended December 31, 1996, the Company filed three Current Reports on Form 8-K as follows: (i) dated December 17, 1996, in which the Company reported the replacement of Singer Lewak Greenbaum & Goldstein, L.L.P. as its principal accountant with Arthur Andersen LLP, (ii) dated December 19, 1996, in which the Company reported the abandonment of merger discussions with U.S. Liquids Inc., and (iii) dated December 27, 1996, in which the Company reported the adoption of a shareholder rights plan.

(c)  EXHIBIT INDEX

 EXHIBIT                         DESCRIPTION OF EXHIBIT

   *2.1 Sale and Purchase Agreement by and between Organi-Gro, Inc. ("Organi-Gro") and Custom Poultry Bedding, Inc. ("Custom Poultry") dated April 1, 1997.

   *2.2 Sale and Purchase Agreement by and between Organi-Gro and Hodges Heavy Duty Truck Repair, Inc. ("Hodges") dated April 1, 1997.

    3.1 Restated Certificate of Incorporation of Synagro Technologies, Inc. (the "Company") dated August 16, 1996. (Exhibit 3.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference).

    3.2 Bylaws of the Company dated August 5, 1996. (Exhibit 3.2 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference).

    4.1 Specimen Common Stock Certificate of the Company. (Exhibit 4.1 to the Company's Registration Statement on Form 10, dated December 29, 1992, is incorporated herein by reference).

    4.2 Specimen Warrant Certificate of the Company. (Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 33-95028), dated July 27, 1995, and as amended, is incorporated herein by reference).

    4.3 Convertible Promissory Notes dated July 19, 1994 and August 11, 1994. (Exhibit 4.3 to the Company's Registration Statement on Form S-1 (No. 33-95028), dated July 27, 1995, and as amended, is incorporated herein by reference).

 EXHIBIT                         DESCRIPTION OF EXHIBIT

    4.4 8% Convertible Debenture due December 31, 1996. (Exhibit 4.4 to the Company's Registration Statement on Form S-1 (No. 33-95028), dated July 27, 1995, and as amended, is incorporated herein by reference).

   10.1  Amendment No. 1 to Employment Agreement between the Company and Donald
         L. Thone dated June 10, 1996. (Exhibit 10.4 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference).

   10.2 Employment Agreement between the Company and Daniel L. Shook dated January 29, 1996. (Exhibit 10.17 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference).

   10.3 Form of Indemnification Agreement. (Appendix F to the Company's Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated May 9, 1996, is incorporated herein by reference).

   10.4 Amended and Restated 1993 Stock Option Plan dated August 5, 1996. (Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-18029), dated December 17, 1996, is incorporated herein by reference).

   10.5 Lease Agreement between the Company and Green Coast Enterprises, Inc. dated February 1, 1996. (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).

   10.6 Employment Agreement between Pima Gro Systems, Inc.("Pima Gro") and Wilson Nolan, dated July 18, 1996. (Exhibit 10.1 to the Company's Current Report on Form 8-K, dated July 31, 1996, is incorporated herein by reference).

   10.7 Agreement for the Purchase of Stock by and among Synagro Technologies, Inc. (the "Company"), CDR Environmental, Inc., Pima Gro, Pima Gro Systems 2, Inc., Wilson Nolan, Herbert Kai and John Kai, Jr. dated July 18, 1996. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 31, 1996, is incorporated herein by reference).

  *10.8 6% Promissory Note made by Custom Poultry to Organi-Gro and the Company in the principal amount of $1,152,381 dated April 1, 1997.

  *10.9 Guaranty of Tony D. Childers ("Childers") for 6% Promissory Note made by Custom Poultry to Organi-Gro dated April 1, 1997.

 *10.10 6% Promissory Note made by Hodges to Organi-Gro and the Company in the principal amount of $308,203 dated April 1, 1997.

 *10.11 Guaranty of Childers and Jack Hodges for 6% Promissory Note made by Hodges to Organi-Gro dated April 1, 1997.

   16.1 Letter dated December 13, 1996, from Singer Lewak Greenbaum & Goldstein LLP to the Commission. (Exhibit 16.1 to the Company's Current Report Form 8-K dated December 17, 1996 is incorporated herein by reference.)

  *21.1  Subsidiaries of Synagro Technologies, Inc.

  *23.1  Consent of Arthur Andersen LLP.

  *23.2  Consent of Singer Lewak Greenbaum & Goldstein LLP.

  *27.1  Financial Data Schedule.
_____________
*    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SYNAGRO TECHNOLOGIES, INC.




Dated: April 15, 1997                   By:     /s/ Donald L. Thone
                                           -------------------------------------
                                                     Donald L. Thone,
                                                 Chairman of the Board,
                                           Chief Executive Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated: April 15, 1997                   By:         /s/ Donald L. Thone
                                           -------------------------------------
                                                     Donald L. Thone,
                                                 Chairman of the Board,
                                            Chief Executive Officer and Director




Dated: April 15, 1997                   By:         /s/ Daniel L. Shook
                                           -------------------------------------
                                                     Daniel L. Shook,
                                           Chief Financial Officer and Director




Dated: April 15, 1997                   By:         /s/ Irwin I. Gelbart
                                           -------------------------------------
                                                    Irwin I. Gelbart,
                                                        Director




Dated: April 15, 1997                   By:         /s/ Mark Myers
                                           -------------------------------------
                                                       Mark Myers,
                                                        Director

                           SYNAGRO TECHNOLOGIES, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants                                                                           F-1

Report of Independent Certified Public Accountants                                                                 F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995                                                       F-3

Consolidated Statements of Operations for the Years Ended December 31, 1996,
1995 and 1994                                                                                                      F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December
31, 1996, 1995 and 1994                                                                                            F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
1995 and 1994                                                                                                      F-6

Notes to Consolidated Financial Statements                                                                         F-8

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Synagro Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Synagro Technologies, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synagro Technologies, Inc., and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                            ARTHUR ANDERSEN LLP


Houston, Texas
April 11, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






To the Board of Directors and Stockholders of Synagro Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Synagro Technologies, Inc., and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synagro Technologies, Inc., and subsidiaries as of December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




Singer Lewak Greenbaum & Goldstein LLP
Los Angeles, California
February 28, 1996

                           SYNAGRO TECHNOLOGIES, INC.



            CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1996 AND 1995

                                                                                     1996            1995
                                                                                 ------------    ------------
                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $    643,109    $  2,687,624
   Short-term investments                                                             560,000       1,015,743
   Restricted cash, current portion                                                   159,285          80,000
   Accounts receivable, net of allowance for doubtful accounts of $287,514
     and $217,724                                                                   2,910,781       1,723,937
   Inventory                                                                               --         448,977
   Prepaid expenses and other current assets                                          218,224         725,849
                                                                                 ------------    ------------

                     Total current assets                                           4,491,399       6,682,130

PROPERTY, MACHINERY AND EQUIPMENT, net                                              8,146,354       7,348,081

OTHER ASSETS:
   Agency rights, net                                                                      --       1,178,325
   Goodwill, net of accumulated amortization of $737,184 and $581,956               4,562,172       4,059,599
   Restricted cash, long-term portion                                                 186,077         260,257
   Assets held for sale, net                                                        1,138,754         605,000
   Other                                                                              106,531          78,994
                                                                                 ------------    ------------

                     Total assets                                                $ 18,631,287    $ 20,212,386
                                                                                 ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                             $  2,434,057    $  2,244,477
   Current portion of notes payable, related parties                                       --         489,952
   Accounts payable and accrued expenses                                            4,132,212       2,058,263
                                                                                 ------------    ------------

                     Total current liabilities                                      6,566,269       4,792,692

LONG-TERM DEBT                                                                      8,262,894       4,429,291

LONG-TERM NOTES PAYABLE, related parties                                                   --          18,750

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.002 par value, authorized 10,000,000 shares, none issued
     and outstanding                                                                       --              --
   Common stock, $.002 par value, authorized 100,000,000 shares, 6,355,434
     shares and 6,052,757 shares issued and outstanding                                12,712          12,106
   Additional paid-in capital                                                      22,579,380      22,160,585
   Accumulated deficit                                                            (18,789,968)    (11,201,038)
                                                                                 ------------    ------------

                     Total stockholders' equity                                     3,802,124      10,971,653
                                                                                 ------------    ------------

                     Total liabilities and stockholders' equity                  $ 18,631,287    $ 20,212,386
                                                                                 ============    ============



                  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.



                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                1996            1995            1994
                                                            ------------    ------------    ------------
NET SALES                                                   $ 22,977,404    $ 17,976,049    $ 13,197,261

COST OF GOODS SOLD                                            19,254,903      15,117,950      10,695,468
                                                            ------------    ------------    ------------

                       Gross profit                            3,722,501       2,858,099       2,501,793

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   6,141,013       4,150,437       3,899,727

OTHER CHARGES:
   Loss on assets held for sale and other special charges      4,841,807       2,158,025         744,839
   Write-off of goodwill                                              --         286,000       2,424,294
                                                            ------------    ------------    ------------

                        Loss from operations                  (7,260,319)     (3,736,363)     (4,567,067)
                                                            ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Other income, net                                             344,095         120,780         131,444
   Interest                                                     (672,706)       (937,586)       (626,172)
                                                            ------------    ------------    ------------
                                                                (328,611)       (816,806)       (494,728)
                                                            ------------    ------------    ------------

NET LOSS BEFORE BENEFIT FOR INCOME TAXES                      (7,588,930)     (4,553,169)     (5,061,795)

BENEFIT FOR INCOME TAXES                                              --              --         897,000
                                                            ------------    ------------    ------------

NET LOSS                                                    $ (7,588,930)   $ (4,553,169)   $ (4,164,795)
                                                            ============    ============    ============

NET LOSS PER SHARE                                          $      (1.21)   $      (1.59)   $      (2.19)
                                                            ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     6,266,579       2,864,195       1,902,497
                                                            ============    ============    ============



                  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.



                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     Common Stock            Additional
                                               -------------------------      Paid-In       Accumulated
                                                Shares         Amount         Capital         Deficit          Total
                                               ---------    ------------    ------------    ------------    ------------
BALANCE, December 31, 1993                     1,797,365    $      3,595    $ 11,134,110    $ (2,483,074)   $  8,654,631
   Sale of common stock                          126,410             253       5,669,847              --       5,670,100
   Offering costs                                  9,657              19        (415,438)             --        (415,419)
   Shares issued for acquisitions                 23,283              47         454,391              --         454,438
   Shares issued for equipment                       717               1          12,362              --          12,363
   Exercise of options                                17              --             500              --             500
   Net loss                                           --              --              --      (4,164,795)     (4,164,795)
                                               ---------    ------------    ------------    ------------    ------------

BALANCE, December 31, 1994                     1,957,449           3,915      16,855,772      (6,647,869)     10,211,818
   Sale of common stock                        3,000,000           6,000       5,994,000              --       6,000,000
   Conversion of long-term debt                  715,709           1,431       1,468,527              --       1,469,958
   Conversion of long-term debt, related
     parties                                     400,000             800         799,200              --         800,000
   Offering costs                                 12,867              26      (1,382,928)             --      (1,382,902)
   Exercise of options                            18,999              38         121,676              --         121,714
   Shares issued for services                      8,800              18          29,216              --          29,234

   Shares repurchased in legal settlement        (20,000)            (40)       (500,960)             --        (501,000)
   Repurchase of shares                           (1,067)             (2)        (23,998)             --         (24,000)
   Shares exchanged for investment               (40,000)            (80)     (1,199,920)             --      (1,200,000)
   Net loss                                           --              --              --      (4,553,169)     (4,553,169)
                                               ---------    ------------    ------------    ------------    ------------

BALANCE, December 31, 1995                     6,052,757          12,106      22,160,585     (11,201,038)     10,971,653
   Shares issued for acquisition                 155,000             310         222,425              --         222,735
   Conversion of long-term debt                  144,344             289         189,711              --         190,000
   Exercise of options                             3,333               7           6,659              --           6,666
   Net loss                                           --              --              --      (7,588,930)     (7,588,930)
                                               ---------    ------------    ------------    ------------    ------------

BALANCE, December 31, 1996                     6,355,434    $     12,712    $ 22,579,380    $(18,789,968)   $  3,802,124
                                               =========    ============    ============    ============    ============



                  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                           1996           1995           1994
                                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(7,588,930)   $(4,553,169)   $(4,164,795)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities-
       Depreciation                                                      1,951,518      1,681,616      1,319,544
       Amortization                                                        255,690        505,295        476,321
       Deferred income taxes                                                    --             --       (897,000)
       Write-off of goodwill                                                    --        286,000      2,424,294
       Loss on assets held for sale                                      4,841,807      2,158,025        744,839
       Gain on sale of property, machinery and equipment                  (261,319)        (5,597)       (19,196)
       Stock issued for payment of interest and services                        --         64,196             --
       Conversion of accrued interest into note payable                         --         33,533         64,726
       Legal settlement (recovery)                                              --       (119,028)       191,000
       (Increase) decrease in the following excluding the effects of acquisitions-
           Accounts receivable                                            (635,872)       505,557       (446,296)
           Inventory                                                       111,429        459,623       (117,500)
           Prepaid expenses and other current assets                       758,253       (362,655)      (158,573)
           Other assets                                                    (27,627)      (106,042)      (128,100)
       Increase (decrease) in the following excluding the effects of acquisitions-
           Accounts payable and accrued expenses                         1,472,235       (209,285)       273,064
                                                                       -----------    -----------    -----------

        Net cash provided by (used in) operating activities                877,184        338,069       (437,672)
                                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses, net of cash acquired                         (1,277,265)            --       (409,337)
   Purchase of property, machinery and equipment                        (1,404,815)    (1,224,110)    (1,086,356)
   Proceeds from sale of property, machinery and equipment                 640,404        559,033        171,600
   Sales (purchases) of short-term investments, net                        455,743     (1,015,743)       (43,000)
   Other                                                                        --             --          4,775
                                                                       -----------    -----------    -----------

        Net cash used in investing activities                           (1,585,933)    (1,680,820)    (1,362,318)
                                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                    5,797,696      3,538,284      3,474,442
   Payments on debt                                                     (7,135,023)    (4,638,099)    (7,702,183)
   Decrease (increase) in restricted cash                                   (5,105)      (103,825)        68,760
   Deferred offering costs                                                      --        128,663       (128,663)
   Sale of common stock, net of offering costs                               6,666      4,807,290      5,255,181
   Purchase of common stock                                                     --        (24,000)            --
                                                                       -----------    -----------    -----------

        Net cash provided by (used in) financing activities             (1,335,766)     3,708,313        967,537
                                                                       -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                             (2,044,515)     2,365,562       (832,453)

CASH AND CASH EQUIVALENTS, beginning of year                             2,687,624        322,062      1,154,515
                                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                 $   643,109    $ 2,687,624    $   322,062
                                                                       ===========    ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                  (Continued)



                                          1996           1995       1994
                                      ------------   ------------   --------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                      $    760,339   $    880,668   $572,112


                   NONCASH INVESTING AND FINANCING ACTIVITIES



The Company has purchased all of the common stock of various entities during 1996 and 1994. The assets acquired and liabilities assumed were as follows for the years ended December 31, 1996 and 1994:

                                             1996           1994
                                         -----------    -----------
Fair value of assets acquired            $ 6,211,327    $ 5,905,452
Liabilities assumed                       (3,115,766)    (4,129,177)
Promissory notes payable                  (1,595,561)      (912,500)
Common stock issued                         (222,735)      (454,438)
                                         -----------    -----------

                         Net cash paid   $ 1,277,265    $   409,337
                                         ===========    ===========

In 1996, $190,000 of debentures were converted into 144,344 shares of common stock.

In 1996, $1,325,150 of machinery and equipment was acquired with debt.

In 1995, $1,050,000 of debentures and $34,961 of accrued interest were converted into 404,273 shares of common stock.

In 1995, $384,997 of long-term debt was converted to 311,436 shares of common stock.

In 1995, $800,000 of long-term debt to related parties was converted to 400,000 shares of common stock.

In 1995, the Company completed its exchange of $1,200,000 of investment in partnership for 40,000 shares of common stock based on an agreement entered into in August 1994.

In 1995, the Company transferred 100 percent of the stock in its Agkone, Inc., subsidiary in exchange for 20,000 shares of common stock, valued at $501,000.

In 1994, $107,908 of machinery and equipment was acquired through capital lease obligations.

In 1994, $1,039,223 of machinery and equipment was acquired by assuming debt in the amount of $1,053,053, receiving miscellaneous net assets of $34,413 and issuing 717 shares of common stock valued at $12,363.



                 The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



1.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES:

Organization and Line of Business

Synagro Technologies, Inc. (the Company), is engaged in the biosolids management business. The Company does this through beneficial reuse of organic materials, transportation and monitoring of biosolids, and the marketing of end products from the treatment of such materials. In addition, the Company is engaged in the sales and transportation of poultry bedding products. The Company's primary concentration of customers is in the states of Texas, California, Arizona and Arkansas.

The Company has an accumulated deficit of $18,789,968 through December 31, 1996, and has had losses of $7,588,930, $4,553,169 and $4,164,795 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the Company has a working capital deficit of $2,074,870 at December 31, 1996. In December 1996, the Company refinanced the majority of its debt under a new credit facility with a bank which will mature in December 1998 (see Note 8). Management plans to extend or refinance this indebtedness prior to its maturity. In February 1997, the Company received proceeds of approximately $3,200,000 from the issuance of common stock upon the exercise of certain warrants (see Note 12).

Management is currently pursuing a business strategy which includes increasing the Company's revenues through marketing to new customers, acquisitions in similar markets and reducing operating expenses. Management believes this business strategy will allow the Company to be profitable and in compliance with its debt covenants under the new credit facility. There can be no assurance that management's strategy will be achieved.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash Equivalents and Short-Term Investments

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Short-term investments have maturities greater than three months at the date of purchase. At December 31, 1996 and 1995, short-term investments consisted of certificates of deposit. All short-term investments have been classified as held-to-maturity at December 31, 1996 and 1995. These investments have various maturity dates which do not exceed one year. These securities are carried at amortized cost which approximates fair value.

Inventory

Inventory, which consists of composted materials, wood shavings and truck parts is stated at the lower of cost or market, with cost generally being determined on a first-in, first-out basis.

Property, Machinery and Equipment

Property, machinery and equipment is stated at cost. Depreciation is being provided using straight-line and accelerated methods over estimated useful lives of five to 31 years. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property, machinery and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

Equipment under capital leases is stated at the present value of future minimum lease payments and is amortized on the straight-line method over the shorter of the lease term or the life of the related asset.

Goodwill

The excess of cost over the fair value of net assets acquired (goodwill) is being amortized by the straight-line method over 20 to 40 years. Amortization expense was $255,690, $246,376 and $348,633 in 1996, 1995 and 1994,
respectively.

In the event that facts and circumstances indicate that goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary. The Company believes the goodwill remaining as of December 31, 1996, is fully realizable.

Revenue Recognition

Revenues are primarily recognized as services are completed and provided.

Net Loss Per Share

Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during each year. Options and warrants have been excluded from the calculation of common and common equivalent shares outstanding because the effect of such options and warrants are antidilutive.

New Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 121 on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's adoption of SFAS No. 121 did not materially impact the results of its operations.

Reclassifications

Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 presentation.

2.  ACQUISITIONS:

Effective July 1, 1996, the Company acquired all the issued and outstanding stock of Pima Gro Systems, Inc., and Pima Gro Systems 2, Inc. (collectively, PimaGro), a company engaged in the business of recycling and transportation of biosolids. The aggregate purchase price was $3,095,561, consisting of $1,277,265 in cash, $1,595,561 in notes payable and 155,000 shares of the Company's common stock valued at $222,735, subject to an additional contingent sum on the purchase price of $5.20 for each dollar by which the pretax earnings of PimaGro, for each of the fiscal years during 1996 through 1998, exceed the base amount of $380,000 in 1996 and, subject to certain adjustments to the base amount, during the two following fiscal years. The additional contingent sum may be payable by the Company, if at all, in cash, common stock or promissory notes, or any combination thereof. Such amounts which may be payable as contingent sum payments will be held in escrow until March 31, 1999, and subject to reduction based on amounts expended by the Company for certain capital expenditures and costs reserved for the development of certain business sites. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of PimaGro have been included in the operating results of the Company since the date of acquisition. The excess of the total acquisition cost over the fair value of the net assets acquired (goodwill) in the amount of $1,419,000 is being amortized on a straight-line basis over 40 years.

The following unaudited pro forma information for the periods set forth below gives effect to the transaction as if it had occurred at the beginning of each period. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates.

                            Year Ended
                            December 31
                     ----------------------------
                          1996            1995
                     ------------    ------------
Sales                $ 27,152,000    $ 26,524,000
Net loss               (7,547,000)     (4,173,000)
Net loss per share   $      (1.19)   $      (1.38)

In 1994, the Company purchased four companies, two of which are engaged in the biosolids management business, one in the sale and transportation of poultry bedding products, and one in the business of truck repairs and parts sales. The aggregate purchase price was $1,963,438, consisting of $338,500 in cash, $109,000 in direct acquisition costs, $1,061,500 in notes payable and 23,283 shares of the Company's common stock, valued at $454,438. The excess of the total acquisition cost over the fair value of the net assets acquired (goodwill) in the amount of $2,062,985 is being amortized on the straight-line basis over 20 years. The majority of this goodwill has been written off in connection with the Company's proposed sale of Organi-Gro, Inc. (see Note 14), and in connection with the Company's assessment of goodwill realization in 1995 and 1994 (see Note 14).

3.  INVENTORY:

Inventory consisted of the following:

                                               December 31
                                           ----------------------
                                            1996           1995
                                           ------       ---------
Wood shavings                              $  -         $  49,775
Truck parts                                   -           399,202
                                           ------       ---------

                                           $  -         $ 448,977
                                           ======       =========

Inventory at December 31, 1996, is classified as assets held for sale (see Note
14).

4.  PROPERTY, MACHINERY AND EQUIPMENT:

Property, machinery and equipment consists of the following:

                                                                      December 31
                                                             -------------------------
                                                                1996           1995
                                                             -----------   -----------
Land                                                         $   326,884   $   367,356
Buildings                                                        483,207     1,926,035
Machinery and equipment                                       11,245,952     7,818,574
Equipment under capitalized leases                                    --       360,465
Office furniture and equipment                                   338,663       165,139
Leasehold improvements                                            99,555        34,945
Construction in process                                          162,075        61,401
                                                             -----------   -----------
                                                              12,656,336    10,733,915

Less- Accumulated depreciation and amortization (including
  $155,663 for capitalized leases at December 31, 1995)        4,509,982     3,385,834
                                                             -----------   -----------

                                                             $ 8,146,354   $ 7,348,081
                                                             ===========   ===========

5.  AGENCY RIGHTS:

The Company owns the exclusive agency rights to market the "N-Viro Process" in the southwestern United States. The "N-Viro Process" is a process to convert biological organic waste into marketable products. The Company acts as the agent to collect all of the fees from any licensees and to pay to N-Viro International any amounts not payable to the Company as compensation pursuant to the agency and license agreements.

In December 1996, the Company decided to wind down and discontinue its operations relating to the N-Viro Process and accordingly determined that a permanent impairment had occurred in the value of the agency rights. The carrying value of the agency rights of $1,178,325 was charged to operations. In addition, the Company will sell certain assets related to these operations and recorded a charge to operations in the fourth quarter of 1996 amounting to $1,200,426 to adjust the carrying values of these assets to their estimated fair market values. These charges are included in "loss on assets held for sale and other special charges" in the accompanying consolidated statements of operations. The remaining assets in the amount of $436,508 have been classified as "assets held for sale, net" in the accompanying consolidated balance sheet at December 31, 1996.

6.  INVESTMENT IN PARTNERSHIP:

In 1992, the Company acquired a 5 percent limited partnership interest for $2,000,000 in N-Viro Energy Systems, Ltd. The partnership invests in N-Viro International, the exclusive worldwide licensor for the "N-Viro Process."

In 1994, the Company determined that a permanent impairment had occurred in the value of the limited partnership interest and $685,573 was charged to operations and is included in "loss on assets held for sale and other special charges" in the accompanying consolidated statements of operations. The amount of the write-down was determined based on an August 1994 agreement to sell its investment in the limited partnership interest in exchange for shares of the Company's common stock held by the Partnership valued at the average closing bid price for the 30-day periods before and after the date of the agreement. In 1995, the agreement was consummated, resulting in the exchange of the Company's investment in the limited partnership for 40,000 shares of the Company's common stock, valued at $1,200,000.

7.  EQUITY INVESTMENT:

In 1994, the Company entered into a 50 percent/50 percent partnership agreement with N-Viro International pursuant to which the Company agreed to transfer the Company's rights for the Central and South America "N-Viro Process" license agreement to Pan-American N-Viro, Inc. (Pan-American). The corporation was formed by the parties for the purpose of marketing the N-Viro Technology in the South and Central American and Caribbean territories. N-Viro International contributed $150,000 in cash and its marketing and technical expertise to Pan-American.

At December 31, 1995, the Company determined that its partnership interest in Pan-American had suffered permanent impairment due to the inability of the partnership to successfully market the "N-Viro Process," continued losses since the inception of the partnership and the need for additional funding which neither partner is expected to contribute. Accordingly, the remaining investment of $662,254 was charged to operations.

8.  DEBT:

Credit Facility

On December 16, 1996, the Company, through two of its subsidiaries, obtained a new credit facility with a bank. The credit facility consists of a $5 million revolving line of credit and a $5 million term loan. The credit facility was used to retire certain debt payable to various individuals and financial institutions. The credit facility is secured by substantially all of the Company's assets. The Company is required to pay a facility fee of 1 percent and .5 percent for 1997 and 1998, respectively. In addition, the agreement provides for a prepayment premium of $100,000 through December 16, 1997, and $50,000 through June 1998.

No borrowings were outstanding under the line of credit at December 31, 1996. The line of credit matures on December 31, 1998, and bears interest at the prime rate plus 1 percent (9.25 percent at December 31, 1996). Amounts available under the line of credit are subject to a borrowing base consisting of 85 percent of eligible accounts receivable, as defined.

The term loan had a balance of $4,614,099 at December 31, 1996. It matures on December 31, 1998, and bears interest at the prime rate plus 1 percent (9.25 percent at December 31, 1996).

Pursuant to the terms of the credit facility, the Company is required to satisfy certain financial covenants. Specifically, the two subsidiaries of the Company are required to maintain (a) a ratio of current assets to current liabilities of 1 to 1, (b) a ratio of debt to tangible net worth, as defined, not to exceed 2.5 to 1 and (c) a tangible net worth, as defined, of not less than $3,600,000 through December 30, 1997, and $4,100,000 from January 1, 1997, through December 30, 1998.

Third-Party Debt

The Company has third-party debt, including the credit facility discussed above, as follows:

                                                                                              December 31
                                                                                        -------------------------
                                                                                            1996          1995
                                                                                        -----------   -----------
Term loan with a bank                                                                   $ 4,614,099   $        --
Economic development revenue bonds                                                        1,030,000     1,110,000
Notes payable to banks and financial institutions, maturing in varying installments through the year 2002, secured by certain assets of the
   Company, with interest rates ranging from 4% to 10%, $300,000 guaranteed by
   an officer of the Company                                                                898,425     1,271,380
Notes payable to financial institutions, maturing in varying installments through the year 2000, secured by certain assets of the Company, with interest rates ranging from 8% to 16.56%, expected to be assumed by purchasers of Organigro
   (see Note 14)                                                                          1,034,743     1,329,755
Notes payable to financial institutions and individuals, maturing in varying installments through the year 2008, secured by equipment and real estate, with
   interest rates ranging from 8% to 10%                                                  1,524,123            --
Note payable to former owners of PimaGro, maturing in 1998, secured by PimaGro common
   stock, bearing interest at 8%                                                          1,595,561            --
Equipment contracts payable, paid in full in 1996, secured by related equipment, with
   interest rates ranging from 8% to 13.3%                                                       --     1,414,979
Capitalized lease obligations, paid in full in 1996, secured by related
   equipment, with interest rates ranging from 7.4% to 19.4%                                     --       114,574
Convertible promissory notes payable                                                             --     1,415,001
Other                                                                                            --        18,079
                                                                                        -----------   -----------

                                   Total debt                                            10,696,951     6,673,768

Less- Current maturities                                                                  2,434,057     2,244,477
                                                                                        -----------   -----------

                                   Long-term debt                                       $ 8,262,894   $ 4,429,291
                                                                                        ===========   ===========

The economic development revenue bonds have annual maturities of $85,000 in 1997, increasing to $150,000 by its maturity date in 2005. Interest was payable at 6.8 percent per annum in 1996, increasing to 7.3 percent by 2005. Monthly payments are required to be deposited into restricted cash accounts from which the annual principal and semiannual interest are paid. Included in the accompanying consolidated balance sheets as of December 31, 1996 and 1995, is restricted cash of $345,362 and $340,257, respectively, for future payment of principal and interest on the bonds. The bonds are secured by certain real estate in Arkansas and are guaranteed by an officer of the Company.

The convertible promissory notes were due in July 1997. Interest was payable quarterly at 9.5 percent per annum. The note is convertible at the option of the noteholder into common stock. The conversion rate is the average of 65 percent of the closing market price, defined as the mean of the closing bid and asking price of the Company's stock for the period prior to conversion. In January 1996, $190,000 of these notes was converted to 144,344 shares of the Company's common stock and the remaining $1,225,001 of the notes was repaid.

Principal payments of debt are as follows:

Year ending December 31-
   1997                                            $  2,434,057
   1998                                               6,156,566
   1999                                                 440,677
   2000                                                 328,937
   2001                                                 357,988
Thereafter                                              978,726
                                                   ------------
Total                                              $ 10,696,951
                                                   ============

Related-Party Debt

The Company had notes payable to stockholders and officers of the Company of $508,702 at December 31, 1995. The notes had interest rates ranging from 7.75 percent to 10.5 percent. The notes were paid in full in 1996.

9.  ACCOUNTS PAYABLE
    AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

                                     December 31
                                -----------------------
                                    1996         1995
                                ----------   ----------
Accounts payable                $1,989,263   $1,689,543
Accrued claims costs               858,480           --
Professional fees                  389,430           --
Accrued salaries and benefits      365,984       90,809
Other accrued expenses             529,055      277,911
                                ----------   ----------

                   Total        $4,132,212   $2,058,263
                                ==========   ==========

10.  INCOME TAXES:

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of liabilities and assets using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation should be provided.

Significant components of the Company's deferred tax liabilities and assets for federal income taxes consist of the following:

                                                                                      December 31
                                                                              --------------------------
                                                                                 1996            1995
                                                                              -----------    -----------
Deferred tax assets-
   Net operating loss carryforwards                                           $ 2,612,000    $ 1,870,000
   Accrual not currently deductible for tax purposes                              412,000             --
   Allowance for bad debts                                                         98,000         74,000
   Write-off of assets not currently deductible for tax purposes                  591,000             --
   Difference between book and tax bases of fixed assets                           70,000             --
   Other                                                                            3,000         43,000
                                                                              -----------    -----------

                     Total deferred tax assets                                  3,786,000      1,987,000

Valuation allowance for deferred tax assets                                    (3,786,000)    (1,665,000)

Deferred tax liability-
   Differences between book and tax bases of fixed assets                              --       (322,000)
                                                                              -----------    -----------

                     Net deferred tax liability                               $        --    $        --
                                                                              ===========    ===========

As of December 31, 1996, the Company has generated net operating loss (NOL) carryforwards of approximately $7,680,000 available to reduce future income taxes. These carryforwards begin to expire in 2004. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Accordingly, the Company's ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has incurred losses in recent years and the utilization of these carryforwards could be limited as discussed above, a valuation allowance has been established to fully offset the net deferred tax asset at December 31, 1996 and 1995. The valuation allowance increased $2,121,000 and $1,281,000 for the years ended December 31, 1996 and 1995, respectively, primarily due to the Company's losses.

11.  COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases certain facilities for its corporate and operations offices under noncancelable long-term lease agreements. Minimum annual rental commitments under these leases are as follows:

Year ending December 31-
   1997                                            $   638,615
   1998                                                482,790
   1999                                                256,829
   2000                                                162,630
   2001                                                 26,429
Thereafter                                              -
                                                   -----------
                                                   $ 1,567,293
                                                   ===========

Rental expense was $633,751, $160,683 and $192,340 for 1996, 1995 and 1994,
respectively.

Employment Agreements

The Company has entered into employment agreements with certain key executive officers of the Company which provides for annual salaries and bonuses. These agreements may be terminated by the Company; however, separation fees may be required.

Litigation

The Company is involved in litigation and claims arising in the ordinary course of its business. Management believes, based on consultation with legal counsel, that the ultimate outcome of these matters will not have a material adverse impact on the Company's operations or financial position.

12.  STOCK, STOCK OPTIONS AND WARRANTS:

Reorganization

In 1995, the Company effected a recapitalization that included a 15-for-1 reverse stock split of the common stock. The common stock outstanding and weighted average shares outstanding for all years presented have been adjusted for this stock split. The financial statements give effect to these transactions for all years presented.

Sale of Common Stock

In October 1995, the Company completed a secondary public offering of its common stock. The offering consisted of 500,000 units at $12.00 per unit, each unit consisting of six shares of common stock and six redeemable common stock purchase warrants. The 3,000,000 warrants have an exercise price of $2.40 per share and expire in October 2000. These warrants are redeemable by the Company at $0.10 per warrant, subject to certain events occurring. The underwriters were issued a warrant which expires in October 2000 to purchase 50,000 units (includes 300,000 warrants) at $16.20 per unit.

On December 23, 1996, the Company called for redemption the 3,000,000 warrants on February 22, 1997. Prior to redemption, 1,324,243 warrants were converted into common shares providing gross proceeds to the Company of $3,178,183 in 1997. In February 1997, the remaining 1,675,757 warrants were redeemed by the Company for $167,576.

Warrants

At December 31, 1996, the Company has warrants to purchase 16,667 shares of common stock outstanding, which are exercisable at $90.00 per share and expire February 1998.

Stock Option Plans

As of December 31, 1996, the Company has outstanding stock options granted under the Amended and Restated 1993 Stock Option Plan (the Plan) for officers, directors, key employees and certain consultants of the Company.

Under the Plan, the Company has reserved 540,000 shares of common stock for issuance. The exercise price of options granted shall be at least 100 percent (110 percent for 10 percent or greater stockholders) of the fair value of the Company's common stock on the date of grant. Options must be granted within 10 years from the date of the Plan and become exercisable at such times as determined by the Plan committee. Options are exercisable for no longer than five years for certain 10 percent or greater stockholders and for no longer than 10 years for others.

A summary of the Company's stock option plans as of December 31, 1996, 1995 and 1994, and changes during those years is presented below:

                                                       Weighted
                                                       Average
                                          Shares Under Exercise
                                            Option      Price
                                          ------------ --------
Options outstanding at December 31, 1994         --    $   --
   Converted from "other" options            24,100     10.80
   Granted                                   99,894      9.64
   Canceled/expired                         (13,067)    10.80
   Exercised                                (19,000)     6.56
                                            -------

Options outstanding at December 31, 1995     91,927     10.48
   Granted                                  174,667      2.00
   Canceled/expired                        (162,662)     5.09
   Exercised                                 (3,333)     2.00
                                            -------

Options outstanding at December 31, 1996    100,599      4.75
                                            =======

Exercisable at December 31, 1996             38,656
                                            =======

At December 31, 1996, there were 439,401 shares of common stock reserved under the Plan for the future granting of stock options.

Other options

In addition to options issuable under the stock option plans, the Company has options outstanding to employees and consultants of the Company. The options were issued at exercise prices equal to or greater than the fair market value at the grant date of the options.

The following summarizes the stock option transactions of the "other" options:

                                                               Weighted
                                                                Average
                                          Shares Under         Exercise
                                             Option              Price
                                          ------------         --------
Options outstanding at December 31, 1993     76,966              $56.25
   Canceled/expired                         (50,850)              30.00
   Exercised                                    (16)              30.00
                                             ------

Options outstanding at December 31, 1994     26,100               56.25
   Canceled/expired                          (2,000)              56.25
   Converted to ISOP/NSOP                   (24,100)              56.25
   Granted                                  400,000               10.80
                                            -------

Options outstanding at December 31, 1995    400,000               10.80
   Canceled/expired                         -------               10.80
   Granted                                  221,296                2.00
                                            -------

Options outstanding at December 31, 1996    621,296                2.00
                                            =======

Exercisable at December 31, 1996            437,963
                                            =======

In May 1995, 24,100 of the "other" options were converted into options under the stock option plans and the exercise price was reduced to $10.80, the market price on the repricing date. In 1996, the exercise price of 400,000 of the "other" options was reduced to $2.00, the market price on the repricing date.

During 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, which is effective for fiscal years beginning after December 15, 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. SFAS No. 123 requires, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an option-pricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the income statement or making pro forma disclosures in the notes to the financial statements for employee stock-based compensation.

The Company continues to apply ABP Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for its stock option plans. Had the Company elected to apply SFAS No. 123, the Company's net loss and loss per share would have approximated the pro forma amounts indicated below:

                                               1996            1995
                                           ------------    ------------
Net loss-
   As reported                             $ (7,588,930)   $ (4,553,169)
   Pro forma                                 (7,781,351)     (5,194,188)
Loss per share-
   As reported                                $(1.21)          $(1.59)
   Pro forma                                  $(1.24)          $(1.81)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value of $0.78 and $7.47 for grants made during the years ended December 31, 1996 and 1995, respectively. The following assumptions were used for option grants in 1996 and 1995, respectively: expected volatility of 87 percent and 78 percent; risk-free interest rates of 6.47 percent and 6.04 percent; and expected lives of up to 6.5 years. The compensation expense included in the above pro forma net income may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined.

13.  STOCKHOLDERS' RIGHTS PLAN:

In December 1996, the Company adopted a stockholders' rights plan (the Rights
Plan). The Rights Plan provides for a dividend distribution of one preferred stock purchase right (Right) for each outstanding share of the Company's common stock, to stockholders of record at the close of business on January 10, 1997. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights will expire on December 31, 2006.

Each Right entitles stockholders to buy one one-thousandth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $10. The Rights are exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15 percent or more of the common stock of the Company. However, the Rights will not become exercisable if common stock is acquired pursuant to an offer for all shares which a majority of the board of directors determines to be fair to and otherwise in the best interests of the Company and its stockholders. If, following an acquisition of 15 percent or more of the Company's common stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price. The effect will be to entitle the Company stockholder to buy stock in the acquiring company at 50 percent of its market price.

The Company may redeem the Rights at $.001 per Right at any time on or prior to the tenth business day following the acquisition of 15 percent or more of its common stock by a person or group or commencement of a tender offer for such 15 percent ownership.

14.  OTHER CHARGES TO OPERATIONS:

Write-Off of Fixed Assets

At December 31, 1995, the Company determined that certain equipment had suffered impairment in value. This equipment, which was acquired in October 1994, and for which additional refurbishing costs were incurred in 1995, had suffered impairment of $1,091,991 due to operating losses and the decision to not actively pursue the business which utilized that equipment. In addition, the Company determined that certain other equipment had suffered permanent impairment of $290,000 due to operating losses and the decision to not pursue the business which utilized that equipment. Accordingly, a provision in the amount of $1,381,991 for impairment of fixed assets was charged to operations and is included in "loss on assets held for sale and other special charges" in the accompanying consolidated statements of operations. In addition, the remaining net book value of these assets amounting to $605,000 has been classified as machinery and equipment held for sale at December 31, 1995. In 1996, these assets were sold resulting in a gain of approximately $200,000 which is included in "other income" in the accompanying consolidated statements of operations.

Write-Off of Goodwill

In June 1993, the Company acquired all of the capital stock of Organi-Gro, Inc. (Organigro). At December 31, 1994, the Company determined that there had been a permanent impairment in the value of the excess of cost over fair value of net assets acquired from the acquisition of Organigro. This decision was a result of operating losses and a decision to not actively pursue the original business in which Organigro was involved. Accordingly, the remaining unamortized balance, $2,424,294, of the excess of cost over the fair value of net assets acquired (goodwill) recognized at the date of acquisition of Organigro was charged to operations.

At December 31, 1995, the Company determined that there had been a permanent impairment in the value of the excess of cost over fair value of net assets acquired (goodwill) relating to certain equipment which was written off as a result of the impairment. Accordingly, $286,000 of excess of cost over fair value of net assets acquired was charged to operations.

Sale of Organi-Gro, Inc.

In December 1996, the Company decided to sell all of the net assets of its wholly owned subsidiary, Organigro. In March 1997, the Company reached an agreement to sell Organigro. Consideration included subordinated notes with a face value of approximately $1.5 million and the assumption of certain debt and liabilities. The notes are payable in equal monthly installments of approximately $15,000 for 48 months following the first anniversary date of the note and bears interest at a rate of 6 percent. The balance of the notes are due in March 2002. Proceeds from the notes will be recognized as income in the period collected as collection of such proceeds is considered doubtful. The transaction is subject to the purchaser refinancing the assumed debt. As a result of the proposed sale, the Company recorded a charge to operations in the fourth quarter of 1996 amounting to approximately $2.5 million to adjust the carrying value of Organigro's net assets to its estimated fair market value. This charge is included in "losses on assets held for sale and other special charges" in the accompanying consolidated statements of operations.

For financial reporting purposes, the assets and liabilities (excluding assumed debt) attributable to Organigro have been classified in the consolidated balance sheet as assets held for sale as of December 31, 1996. Following are the assets and liabilities of Organigro as of December 31, 1996:



Current assets                                        $ 1,448,320
Property, plant and equipment, net                      1,448,219
Other assets                                              661,715
                                                      -----------
                                                        3,558,254
Current liabilities                                       392,952
Reserve for loss on sale                                2,463,056

Net assets held for sale                              $   702,246
                                                      ===========

Long-term debt                                        $ 1,034,743
                                                      ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULE





To Synagro Technologies, Inc.:

We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Synagro Technologies, Inc., and subsidiaries included in this Form 10-K and have issued our report thereon dated April 11, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 14 (a)(2) for Synagro Technologies, Inc., and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                            ARTHUR ANDERSEN LLP


Houston, Texas
April 11, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULE








To the Board of Directors and Stockholders of Synagro Technologies, Inc.:

In connection with our audits of the consolidated financial statements of Synagro Technologies, Inc., referred in our report dated February 28, 1996, we have also audited Schedule II for the years ended December 31, 1995 and 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




Singer Lewak Greenbaum & Goldstein LLP
Los Angeles, California
February 28, 1996

                                                                    SCHEDULE II


                           SYNAGRO TECHNOLOGIES, INC.


                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                               Additions
                                    Balance,   Charged to
                                   Beginning   Costs and                    Balance,
Description                         of Year     Expenses   Deductions      End of Year
-----------                        ---------   ----------  ----------      -----------
Allowance for doubtful accounts-
   Year ended December 31, 1996    $ 217,724   $ 268,463   $(198,673)(a)   $ 287,514

   Year ended December 31, 1995       36,622     184,377      (3,275)(a)     217,724

   Year ended December 31, 1994      338,500       2,854    (304,732)(a)      36,622



(a)      Recoveries, net of write-offs.

                                 EXHIBIT INDEX

Exhibit
Number   Description
------   -----------


   *2.1 Sale and Purchase Agreement by and between Organi-Gro, Inc. ("Organi-Gro") and Custom Poultry Bedding, Inc. ("Custom Poultry") dated April 1, 1997.

   *2.2 Sale and Purchase Agreement by and between Organi-Gro and Hodges Heavy Duty Truck Repair, Inc. ("Hodges") dated April 1, 1997.

    3.1 Restated Certificate of Incorporation of Synagro Technologies, Inc. (the "Company") dated August 16, 1996. (Exhibit 3.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference).

    3.2 Bylaws of the Company dated August 5, 1996. (Exhibit 3.2 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference).

    4.1 Specimen Common Stock Certificate of the Company. (Exhibit 4.1 to the Company's Registration Statement on Form 10, dated December 29, 1992, is incorporated herein by reference).

    4.2 Specimen Warrant Certificate of the Company. (Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 33-95028), dated July 27, 1995, and as amended, is incorporated herein by reference).

    4.3 Convertible Promissory Notes dated July 19, 1994 and August 11, 1994. (Exhibit 4.3 to the Company's Registration Statement on Form S-1 (No. 33-95028), dated July 27, 1995, and as amended, is incorporated herein by reference).

    4.4 8% Convertible Debenture due December 31, 1996. (Exhibit 4.4 to the Company's Registration Statement on Form S-1 (No. 33-95028), dated July 27, 1995, and as amended, is incorporated herein by reference).

   10.1  Amendment No. 1 to Employment Agreement between the Company and Donald
         L. Thone dated June 10, 1996. (Exhibit 10.4 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference).

   10.2 Employment Agreement between the Company and Daniel L. Shook dated January 29, 1996. (Exhibit 10.17 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference).

   10.3 Form of Indemnification Agreement. (Appendix F to the Company's Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated May 9, 1996, is incorporated herein by reference).

   10.4 Amended and Restated 1993 Stock Option Plan dated August 5, 1996. (Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-18029), dated December 17, 1996, is incorporated herein by reference).

   10.5 Lease Agreement between the Company and Green Coast Enterprises, Inc. dated February 1, 1996. (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).

   10.6 Employment Agreement between Pima Gro Systems, Inc.("Pima Gro") and Wilson Nolan, dated July 18, 1996. (Exhibit 10.1 to the Company's Current Report on Form 8-K, dated July 31, 1996, is incorporated herein by reference).

   10.7 Agreement for the Purchase of Stock by and among Synagro Technologies, Inc. (the "Company"), CDR Environmental, Inc., Pima Gro, Pima Gro Systems 2, Inc., Wilson Nolan, Herbert Kai and John Kai, Jr. dated July 18, 1996. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 31, 1996, is incorporated herein by reference).

  *10.8 6% Promissory Note made by Custom Poultry to Organi-Gro and the Company in the principal amount of $1,152,381 dated April 1, 1997.

  *10.9 Guaranty of Tony D. Childers ("Childers") for 6% Promissory Note made by Custom Poultry to Organi-Gro dated April 1, 1997.

 *10.10 6% Promissory Note made by Hodges to Organi-Gro and the Company in the principal amount of $308,203 dated April 1, 1997.

 *10.11 Guaranty of Childers and Jack Hodges for 6% Promissory Note made by Hodges to Organi-Gro dated April 1, 1997.

   16.1 Letter dated December 13, 1996, from Singer Lewak Greenbaum & Goldstein LLP to the Commission. (Exhibit 16.1 to the Company's Current Report Form 8-K dated December 17, 1996 is incorporated herein by reference.)

  *21.1  Subsidiaries of Synagro Technologies, Inc.

  *23.1  Consent of Arthur Andersen LLP.

  *23.2  Consent of Singer Lewak Greenbaum & Goldstein LLP.

  *27.1  Financial Data Schedule.
_____________
*    Filed herewith.