Form 10-Q
period 1997-03-31
SYNAGRO TECHNOLOGIES INC
filed 1997-05-08
CIK 895565

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997                Commission File Number 0-21054


                           SYNAGRO TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


       Delaware                                             76-0511324
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)


16000 Stuebner Airline Rd., Suite 420                    Spring, Texas 77379
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

Yes    X         No
     -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


          Class                                   Outstanding at May 8, 1997
-------------------------------                 -------------------------------
Common stock, par value $.002                             7,679,638

                           SYNAGRO TECHNOLOGIES, INC.

                                     INDEX


PART  I  -  FINANCIAL INFORMATION

                                                                           PAGE

         Condensed Consolidated Balance Sheets as of
            March 31, 1997 (Unaudited) and December 31, 1996                  3

         Condensed Consolidated Statements of Operations
            for the Three Months Ended March 31, 1997 and 1996
            (Unaudited)                                                       4

         Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1997 and 1996
            (Unaudited)                                                       5

         Notes to Condensed Consolidated Financial Statements               6-7

         Management's Discussion and Analysis of Results
            of Operations and Financial Condition                             8


PART II - OTHER INFORMATION                                                   9

                           SYNAGRO TECHNOLOGIES, INC.
                     Condensed Consolidated Balance Sheets

                                                                       March 31,      December 31,
                                                                         1997            1996
                                                                      ------------    ------------
                                                                      (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                        $    889,773    $    643,109
     Short-term investments                                                 60,000         560,000
     Restricted cash, current portion                                      345,362         159,285
     Accounts receivable, net                                            3,344,720       2,910,781
     Prepaid expenses and other current assets                             812,326         218,224
                                                                      ------------    ------------
          Total current assets                                           5,452,181       4,491,399

Property, machinery & equipment, net                                     7,876,032       8,146,354

Other Assets:
     Goodwill, net                                                       4,535,645       4,562,172
     Restricted cash, long-term portion                                       --           186,077
     Assets held for sale, net                                             104,011       1,138,754
     Other assets                                                           72,051         106,531
                                                                      ------------    ------------
           Total assets                                               $ 18,039,920    $ 18,631,287
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                            $  3,724,685    $  4,132,212
     Current portion of long-term debt                                   1,994,340       2,434,057
                                                                      ------------    ------------
          Total current liabilities                                      5,719,025       6,566,269

Long term debt                                                           5,543,329       8,262,894

Stockholders' Equity
     Preferred stock, $.002 par value 10,000,000 shares authorized,           --              --
     no shares issued or outstanding
     Common Stock, $.002 par value, 100,000,000 shares authorized,          15,359          12,712
     7,679,638, 6,355,434 issued and outstanding
     Additional paid in capital                                         25,428,424      22,579,380
     Accumulated deficit                                               (18,666,217)    (18,789,968)
                                                                      ------------    ------------
          Total stockholders' equity                                     6,777,566       3,802,124
                                                                      ------------    ------------
          Total liabilities and stockholders' equity                  $ 18,039,920    $ 18,631,287
                                                                      ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           SYNAGRO TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                  Quarter Ended March 31,
                                               ----------------------------
                                                    1997            1996
                                               ------------    ------------
Net Sales                                      $  6,737,306    $  4,111,425

Cost of Operations                                5,513,327       3,433,703
                                               ------------    ------------

Gross Profit                                      1,223,979         677,722

Selling, general and administrative expenses        927,207         682,392
                                               ------------    ------------

Income (loss) from operations                       296,772          (4,670)

Other income (expense)
     Other Income                                    82,231         189,423
     Interest Expense                              (255,252)       (121,446)
                                               ------------    ------------

Net Income                                     $    123,751    $     63,307
                                               ============    ============

Earnings per share                             $       0.02    $       0.01
                                               ============    ============

Weighted average common shares outstanding        7,111,306       6,190,757
                                               ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                               1997            1996
                                                          ------------    ------------
Cash Flows from operating activities:
     Net Income                                           $    123,751    $     63,307
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities
             Depreciation and amortization                     553,843         482,535
             Gain on sale of equipment                          (7,091)       (177,341)
      (Increase) decrease in the following:
             Accounts receivable                              (433,940)       (256,667)
             Inventory                                            --            46,390
             Prepaid expenses and other                       (559,622)        150,076
      Decrease in accounts payable and accrued expenses       (407,527)       (493,574)
                                                          ------------    ------------
Net cash provided by (used in) operating activities           (730,586)       (185,274)

Cash flows from investing activities:
     Additions to property, machinery & equipment             (337,480)       (173,748)
     Proceeds from sale of equipment                            87,575         230,019
     Sales (purchases) of short-term investments, net          500,000        (511,447)
     Other                                                        --             3,436
                                                          ------------    ------------
Net cash provided by (used in) investing activities            250,095        (451,740)

Cash flows from financing activities:
     Proceeds from debt                                      1,682,134       1,280,007
     Payments on debt                                       (3,806,673)     (1,781,080)
     Decrease (Increase) in restricted cash                       --             7,113
     Sale of common stock, net of offering costs             2,851,694            --
                                                          ------------    ------------
Net cash provided by (used in) financing activities            727,155        (493,960)
                                                          ------------    ------------
Net increase (decrease) in cash                                246,664      (1,130,974)
Cash, beginning of period                                      643,109       2,687,624
                                                          ------------    ------------
Cash, end of period                                       $    889,773    $  1,556,650
                                                          ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.

                                                     Quarter Ended March 31,
                                                   ---------------------------
Supplemental Cash Flow Information - (Unaudited)       1997           1996
                                                   ------------   ------------
Interest paid during the period                    $    188,933   $    204,225

Taxes paid during the period                               --             --


                  Non Cash Investing and Financing Activities

     In January 1996, $190,000 of debentures were converted to 144,344 shares of common stock.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

General

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Synagro Technologies, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 1997 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Recently Issued Accounting Standard

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share," was issued in February 1997. The Company will adopt SFAS No. 128 for the year ended December 31, 1997. Had the Company adopted it in the current quarter, there would not have been an effect on the Company's basic and diluted earnings per share.


Organization

         The Company engages in the business of the management of biosolids through beneficial reuse of organic materials. The Company provides transportation, treatment, site monitoring, land application and environmental regulatory compliance services with respect to biosolids and wastewater products to local and state agencies, municipalities and private industries.
The Company's vehicles pick up and transport biosolids and other organic waste materials to sites operated by the Company. The Company's services also include the dredging of sludge ponds and cleaning out municipal and industrial lagoons.


(2)      SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

As of July 1, 1996, the Company purchased all of the common stock of Pima Gro Systems, Inc. and Pima Gro Systems 2, Inc. (collectively referred to hereafter as "Pima Gro"), which provides biosolids management services to customers in California, Arizona and Washington D.C. The purchase price was $3,095,561 (subject to certain adjustments) which was paid for with $1,277,265 cash, $1,595,561 in a promissory note, and 155,000 shares of the Company's common stock valued at $1.437 per share. The acquisition was accounted for as a purchase effective July 1, 1996.

In December 1996, the Company decided to sell all of the net assets of its wholly owned subsidiary, Organi-Gro. In April 1997, the Company reached a definitive agreement to sell Organi-Gro to its former owners. As a pre-condition to the definitive agreement, the purchaser has been successful in obtaining refinancing of the assumed debt. Consideration included subordinated notes with a face value of approximately $1.5 million and the assumption of certain debt and liabilities. The notes are payable in equal monthly installments of approximately $15,000 for 48 months following the first anniversary date of the note and bears interest at a rate of 6 percent. The balance of the notes are due in March 2002. Proceeds from the notes will be recognized as income in the period collected as collection of such proceeds is considered doubtful. As a result of the proposed sale, the Company recorded a charge to operations in the fourth quarter of 1996 amounting to approximately $2.5 million to adjust the carrying value of Organi-Gro's net assets to its estimated fair market value. This charge is included in "losses on assets held for sale and other special charges" in the consolidated statements of operations in the Company's annual report on Form 10-K for the year ended December 31, 1996.

For financial reporting purposes, the assets and liabilities (excluding assumed debt) attributable to Organi-Gro have been classified in the consolidated balance sheet as assets held for sale as of December 31, 1996. Following are the assets and liabilities of Organi-Gro as of December 31, 1996:

Current assets                             $1,448,320
Property, plant and equipment, net          1,448,219
Other assets                                  661,715
                                           ----------
                                            3,558,254
Current liabilities                           392,952
Reserve for loss on sale                    2,463,056
                                           ----------
Net assets held for sale                   $  702,246
                                           ----------

Long-term debt                             $1,034,743
                                           ----------


(3)      PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value of $.002 per share. At March 31, 1997, no preferred shares were issued or outstanding. Shares of preferred stock may be issued in one or more series of classes, each of which series or class shall have such distinctive designation or title as shall be fixed by the Board of Directors of the Company prior to issuance of any shares. Each such series or class shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issuance of such series or class of preferred stock as may be adopted by the Board of Directors prior to the issuance of any shares thereof. Series A Junior Participating Preferred Stock will be issued upon exercise of the Stockholder Rights described below.


(4)      STOCKHOLDERS' RIGHTS PLAN

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

         RESULTS OF OPERATIONS. For the quarter ended March 31, 1997, net sales were $6,737,306 compared to $4,111,425 for the first quarter of 1996, or an increase of $2,625,881. This increase in net sales is primarily attributable to the acquisition of Pima Gro in July 1996.

         Cost of operations and gross profit for the first quarter of 1997 were $5,513,327 and $1,223,979 respectively, compared with $3,433,703 and $677,722, respectively for the first quarter of 1996, resulting in gross profit as a percentage of sales of 18.2% in 1997 and 16.5% in 1996. The increase in gross profit is primarily a result of higher sales volume from the Company's operations and the acquisition of Pima Gro.

         Selling, general and administrative expenses increased to $927,207 from $682,392 in 1996. This increase in selling, general and administrative expense is primarily the result of the acquisition of Pima Gro in July 1996.

         Interest expense for the quarter ended March 31, 1997 was $255,252 or an increase of $133,806 from the quarter ended March 31, 1996. This increase in interest cost is directly attributable to increased borrowings associated with the acquisition of Pima Gro and the finance cost of new assets acquired.

         Other income of $82,231 compares with $189,423 for the period ending March 31, 1996. Other income in 1996 was predominantly the result of a gain on the sale of the sawmill assets.

         As a result of the foregoing, the first quarter of 1997 reflects net income of $123,751 or $0.02 per share compared to net income of $63,307 or $.01 per share in the first quarter of 1996.

         As a result of the Company's cumulative operating losses, the Company has not paid income tax since inception. As of December 31, 1996, the Company had net operating loss carry forwards totaling approximately $7,700,000. Utilization of the Company's net operating losses may be subject to limitation under certain circumstances.

         LIQUIDITY AND CAPITAL RESOURCES. The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided from operations.

         On February 22, 1997, the Company completed its call of 3,000,000 warrants to purchase Common Stock. Warrants for 1,324,243 shares of Common Stock were converted providing gross proceeds to the Company in the amount of $3,178,183. The remaining 1,675,757 outstanding warrants were redeemed by the Company for $167,576.

         During the quarter ended March 31, 1997, the Company reduced total debt by approximately $2.1 million, primarily from the net proceeds of the warrant conversion.

         In December 1996, the Company was successful in obtaining a credit facility with LaSalle National Bank ("LaSalle") in the amount of $10,000,000 ($5 million term loan and $5 million line of credit). At March 31, 1997, the Company had borrowings under the term loan in the amount of approximately $3.4 million. No borrowings are outstanding under the line of credit at March 31, 1997. The Company was in compliance with all financial covenants as of March 31, 1997.

         During the period ended March 31, 1997, the Company expended approximately $406,000 for capital equipment purchases. The majority of the purchases were financed by the use of proceeds from internally generated funds.

         As of March 31, 1997, the Company had long-term borrowings in the aggregate amount of $7,537,669, the current portion of which was $1,994,340.

         At March 31, 1997, the Company had negative working capital of ($266,844). Management believes that the Company will be able to return to positive working capital as it pursues its goal of profitability for the remainder of 1997.


                          PART II - OTHER INFORMATION

ITEM 1.

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

ITEM 6.           FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.

a.                Exhibits

                  (27)  Financial Data Schedule

b.                Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SYNAGRO TECHNOLOGIES, INC.


Date:  May 8, 1997                     By:  /s/ Donald L. Thone
                                            --------------------------------
                                            Chief Executive Officer


Date:  May 8, 1997                     By:  /s/ Daniel L. Shook
                                            --------------------------------
                                            Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27           Financial Data Schedule