Form 10-Q
period 1997-06-30
SYNAGRO TECHNOLOGIES INC
filed 1997-07-24
CIK 895565

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997                  Commission File Number 0-21054


                           SYNAGRO TECHNOLOGIES, INC.
                           --------------------------
             (Exact name of Registrant as specified in its Charter)


              Delaware                                     76-0511324
              --------                                     ----------
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                      Identification No.)

  16000 Stuebner Airline Rd., Suite 420                 Spring, Texas 77379
  -------------------------------------                 -------------------
 (Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code)   (281) 370-6700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                  Outstanding at July 24, 1997
-------------------------------                 -------------------------------
 Common stock, par value $.002                              7,679,678

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX


PART  I  -  FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
         Condensed Consolidated Balance Sheets as of
            June 30, 1997 (Unaudited) and December 31, 1996                3

         Condensed Consolidated Statements of Operations
            for the Three and Six Months Ended June 30, 1997
            and 1996 (Unaudited)                                           4

         Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1997 and 1996
            (Unaudited)                                                    5

         Notes to Condensed Consolidated Financial Statements            6-7

         Management's Discussion and Analysis of Results
            of Operations and Financial Condition                        8-9


PART II - OTHER INFORMATION                                               10

                           SYNAGRO TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets

                                                                         June 30,           December 31,
                                                                           1997                 1996
                                                                      ----------------    ------------------
ASSETS                                                                    (Unaudited)

Current Assets:
     Cash and cash equivalents                                          $    609,024          $    643,109
     Short-term investments                                                   56,000               560,000
     Restricted cash, current portion                                        345,362               159,285
     Accounts receivable, net                                              2,981,635             2,910,781
     Assets held for resale                                                  397,000                 -
     Prepaid expenses and other current assets                               858,027               218,224
                                                                      ----------------    ------------------
          Total current assets                                             5,247,048             4,491,399

Property, machinery & equipment, net                                       8,020,964             8,146,354

Other Assets:
     Goodwill, net                                                         4,496,224             4,562,172
     Restricted cash, long-term portion                                         -                  186,077
     Assets held for sale, net                                                  -                1,138,754
     Other assets                                                             56,778               106,531
                                                                      ----------------    ------------------
           Total assets                                                  $17,821,014           $18,631,287
                                                                      ================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                              $  2,735,638          $  4,132,212
     Current portion of long-term debt                                     1,906,064             2,434,057
                                                                      ----------------    ------------------
          Total current liabilities                                        4,641,702             6,566,269

Long term debt                                                             6,334,016             8,262,894

Stockholders' Equity
     Preferred stock, $.002 par value 10,000,000 shares authorized,             -                  -
     no shares issued or outstanding
     Common Stock, $.002 par value, 100,000,000 shares authorized,
     7,679,678, and 6,355,434 issued and outstanding                          15,359                12,712
     Additional paid in capital                                           25,428,424            22,579,380
     Accumulated deficit                                                 (18,598,487)          (18,789,968)
                                                                      ----------------    ------------------
          Total stockholders' equity                                       6,845,296             3,802,124
                                                                      ----------------    ------------------
          Total liabilities and stockholders' equity                     $17,821,014           $18,631,287
                                                                      ================    ==================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

                           SYNAGRO TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                     Quarter Ended June 30,             Six Months Ended June 30,
                                                ---------------------------------    ---------------------------------
                                                     1997              1996              1997               1996
                                                ---------------    --------------    --------------    ---------------
Net Sales                                            $5,362,224        $4,379,988       $12,099,530         $8,491,413

Cost of Operations                                    4,472,232         3,368,215         9,985,559          6,801,919
                                                  --------------    ---------------   --------------    ---------------

Gross Profit                                            889,992         1,011,773         2,113,971          1,689,494

Selling, general and administrative expenses            801,658           737,609         1,728,865          1,420,001
                                                  --------------    ---------------   --------------    ---------------

Income from operations                                   88,334           274,164           385,106            269,493

Other income (expense)
     Other Income                                       274,501           154,732           356,732            344,157
     Interest Expense                                  (295,107)         (166,008)         (550,359)          (287,455)
                                                ---------------    --------------    --------------    ---------------

Income before taxes                               $      67,728        $  262,888        $  191,479         $  326,195
Income tax                                                -                 -                 -                  -
                                                ---------------    --------------    --------------    ---------------

Net Income                                        $      67,728        $  262,888        $  191,479         $  326,195
                                                ===============    ==============    ==============    ===============

Earnings per share                                $        0.01        $     0.04        $     0.03         $    0.05
                                                ===============    ==============    ==============    ===============

Weighted average common shares outstanding
                                                      7,679,678         6,197,102         7,422,544          6,193,912
                                                ===============    ==============    ==============    ===============







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Six Months Ended June 30,
                                                                      ---------------------------------------
                                                                            1997                 1996
                                                                      -----------------    ------------------
Cash Flows from operating activities:
     Net Income                                                           $   191,479           $   326,195
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities
             Depreciation and amortization                                    829,450               933,734
             Gain on sale of equipment                                        (57,030)             (248,454)
      (Increase) decrease in the following:
             Accounts receivable                                              (70,854)             (324,261)
             Inventory                                                              -                (1,752)
             Prepaid expenses and other                                      (590,050)              248,659
             Assets held for resale                                            40,000                    -
      Decrease in accounts payable and accrued expenses                    (1,729,563)             (972,136)
                                                                      -----------------    ------------------
Net cash used in operating activities                                      (1,386,568)              (38,015)

Cash flows from investing activities:
     Additions to property, machinery & equipment                            (808,700)             (577,686)
     Proceeds from sale of equipment                                          227,619               532,291
     Sale of short-term investments                                           504,000                    -
     Deposits and deferred acquisition costs                                        -               (14,768)
                                                                      -----------------    ------------------
Net cash used in investing activities                                         (77,081)              (60,163)

Cash flows from financing activities:
     Proceeds from debt                                                     1,511,514             1,480,007
     Payments on debt                                                      (2,933,642)           (2,782,520)
     Decrease (Increase) in restricted cash                                        -                (36,757)
     Sale of common stock, net of offering costs                            2,851,692                    (6)
                                                                      -----------------    ------------------
Net cash provided by (used in) financing activities                         1,429,564            (1,339,276)
                                                                      -----------------    ------------------
Net decrease in cash                                                          (34,085)           (1,437,454)
Cash, beginning of period                                                     643,109             3,703,367
                                                                      -----------------    ------------------
Cash, end of period                                                       $   609,024            $2,265,913
                                                                      =================    ==================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.

                                                     Six Months Ended June 30,
                                                     -------------------------
Supplemental Cash Flow Information - (Unaudited)      1997              1996
                                                      ----              ----

Interest paid during the period                     $440,071          $304,819

Taxes paid during the period                             -                -


                   Non Cash Investing and Financing Activities

        In January 1996, $190,000 of debentures were converted to 144,344 shares of common stock.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

General

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Synagro Technologies, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the six months ended June 30, 1997 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         In the second quarter of 1997, the Company re-evaluated the useful lives of certain of it's fixed assets. The effect of this evaluation resulted in the extension of the useful lives of certain assets and reduced the depreciation expense accordingly.

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


(2)      SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

On June 26, 1997, the Company announced that it had signed a Purchase and Sale Agreement with Browning-Ferris, Inc. to acquire the assets and certain revenue contracts of BFI's Organics Division in Pennsylvania, Ohio, Georgia, Virginia, Maryland and the District of Columbia. The agreement is anticipated to close by July 31, 1997.

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


(3)      PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value of $.002 per share. At June 30, 1997, no preferred shares were issued or outstanding. Shares of preferred stock may be issued in one or more series of classes, each of which series or class shall have such distinctive designation or title as shall be fixed by the Board of Directors of the Company prior to issuance of any shares. Each such series or class shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issuance of such series or class of preferred stock as may be adopted by the Board of Directors prior to the issuance of any shares thereof. Series A Junior Participating Preferred Stock will be issued upon exercise of the Stockholder Rights described below.

(4)      STOCKHOLDERS' RIGHTS PLAN

In December 1996, the Company adopted a stockholders' rights plan (the Rights
Plan). The Rights Plan provided for a distribution of one preferred stock purchase right (Right) for each outstanding share of the Company's common stock, to stockholders of record at the close of business on January 10, 1997. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights will expire on December 31, 2006.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the financial statement line item discussions below. Readers are also encouraged to refer to the Company's 1996 Annual Report on Form 10-K for further discussion of the Company's business and the risks and opportunities attendant thereto.

         RESULTS OF OPERATIONS. For the quarter ended June 30, 1997, net sales were $5,362,224 compared to $4,379,988 for the second quarter of 1996, an increase of $982,236 or 22.4%. For the first half of 1997, net sales increased to $12,099,530 from $8,491,413 for the same period in 1996. This increase in net sales is primarily attributable to the acquisition of Pima Gro in July 1996.

         Cost of operations and gross profit for the second quarter of 1997 were $4,472,232 and $889,992 respectively, compared with $3,368,215 and $1,011,733, respectively for the second quarter of 1996, resulting in a decrease in gross profit as a percentage of sales from 23.1% in 1996 to 16.6% in 1997. Cost of operations and gross profit for the first half of 1997 increased to $9,985,559 and $2,113,971 respectively from $6,801,919 and $1,689,494 respectively for the same period in 1996, however gross profit as a percentage of sales decreased from 19.9% in the first half of 1996 to 17.5% in 1997. The decrease in gross profit as a percentage of sales is primarily a result of fees paid for the disposal of biosolids in landfills of $450,000 in the second quarter of 1997. Gross margins should improve as these landfill disposal fees will be minimal for the remainder of the year.

         In the second quarter of 1997, management initiated a cost reduction program across the Company aimed at improving gross profit margins and the reduction of selling general and administrative expenses. The impact of these cost reductions should be realized beginning in the third quarter of 1997.

         Selling, general and administrative expenses increased $64,049 for the quarter and $308,864 year-to-date. This increase in selling, general and administrative expense is primarily the result of the acquisition of Pima Gro in July 1996.

         Interest expense for the quarter ended June 30, 1997 was $295,107 or an increase of $129,099 from the quarter ended June 30, 1996. Interest expense for the first half of 1997 increased to $550,359 from $287,455 in 1996. This increase in interest cost is directly attributable to increased borrowings associated with the acquisition of Pima Gro and the finance cost of new assets acquired.

         Other income for the second quarter of 1997 of $274,501 compares favorably with $154,732 for the same period in 1996. Other income for the second quarter was predominantly the result of a legal settlement in 1997 and a gain on the sale of the sawmill assets in 1996. Other income for the first half of 1997 remained even with that of 1996.

         As a result of the foregoing, the second quarter of 1997 reflects net income of $67,728 or $0.01 per share compared to net income of $262,888 or $.04 per share in the second quarter of 1996. Year-to-date net income was $191,479 or $.03 per share in 1997 compared to $326,195 or $.05 per share in 1996.

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

         During the six months ended June 30, 1997, the Company reduced total debt by approximately $2.5 million, leaving borrowings in the aggregate amount of $8,240,080, the current portion of which was $1,906,064. The funds used in the reduction of debt were generated primarily from the net proceeds of the warrant conversion and the disposition of Organi-Gro, Inc.

         In December 1996, the Company obtained a credit facility with LaSalle National Bank ("LaSalle") in an amount of up to $10,000,000 ($5 million term loan and $5 million line of credit). At June 30, 1997, the Company had borrowings under the facility in the amount of approximately $4.6 million. Amounts available under the line of credit are subject to a borrowing base consisting of 85 percent of accounts receivable, as defined. This credit facility expires in December 1998, and will need to be re-negotiated and/or refinanced prior to that time.

         During the six months ended June 30, 1997, the Company expended approximately $759,700 for capital equipment purchases. The majority of the purchases were financed through borrowings, net of the proceeds received from the sale of idle assets.

         At June 30, 1997, the Company had positive working capital of $605,346. Management believes that the Company will be able to maintain positive working capital throughout 1997.

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

ITEM 6.           FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.

a.                Exhibits

                  (27)  Financial Data Schedule

b.                Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SYNAGRO TECHNOLOGIES, INC.


Date:  July 24, 1997                    By:  /s/ Daniel L. Shook
                                            --------------------------------
                                             Vice President and
                                               Chief Financial Officer


Date:  July 24, 1997                    By:  /s/ William B. Cleveland
                                            --------------------------------
                                             Controller

                                 EXHIBIT INDEX


                          (27) Financial Data Schedule