Form 10-Q
period 1997-09-30
SYNAGRO TECHNOLOGIES INC
filed 1997-10-21
CIK 895565

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997             Commission File Number 0-21054


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

Yes   _X_         No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                Outstanding at October 21, 1997
-------------------------------                 -------------------------------
 Common stock, par value $.002                             7,679,678

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX


PART  I  -  FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
         Condensed Consolidated Balance Sheets as of
           September 30, 1997 (Unaudited) and December 31, 1996             3

         Condensed Consolidated Statements of Operations
            for the Three and Nine Months Ended September 30, 1997
            and 1996 (Unaudited)                                            4

         Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1997 and 1996
            (Unaudited)                                                     5

         Notes to Condensed Consolidated Financial Statements             6-7

         Management's Discussion and Analysis of Results
            of Operations and Financial Condition                         8-9


PART II - OTHER INFORMATION                                                10

                           SYNAGRO TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets

                                                                        September 30,         December 31,
                                                                            1997                  1996
                                                                       ----------------     -----------------
ASSETS                                                                     (Unaudited)
Current Assets:
     Cash and cash equivalents                                           $    335,443          $    643,109
     Short-term investments                                                    64,504               560,000
     Restricted cash, current portion                                         345,362               159,285
     Accounts receivable, net                                               3,970,603             2,910,781
     Assets held for resale                                                   397,000                 -
     Prepaid expenses and other                                               645,451               218,224
                                                                       ----------------     -----------------
          Total current assets                                              5,758,363             4,491,399

Property, machinery & equipment, net                                        8,568,193             8,146,354

Other Assets:
     Goodwill, net                                                          4,463,251             4,562,172
     Restricted cash, long-term portion                                          -                  186,077
     Assets held for sale, net                                                   -                1,138,754
     Other assets                                                              56,778               106,531
                                                                       ----------------     -----------------
           Total assets                                                   $18,846,585           $18,631,287
                                                                       ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                               $  3,167,250          $  4,132,212
     Current portion of long-term debt                                      2,240,927             2,434,057
                                                                       ----------------     -----------------
          Total current liabilities                                         5,408,177             6,566,269

Long term debt                                                              6,190,613             8,262,894

Stockholders' Equity
     Preferred stock, $.002 par value 10,000,000 shares authorized,              -                   -
     no shares issued or outstanding
     Common Stock, $.002 par value, 100,000,000 shares authorized,
     7,679,678, and 6,355,434 issued and outstanding                           15,359                12,712
     Additional paid in capital                                            25,428,424            22,579,380
     Accumulated deficit                                                  (18,195,988)          (18,789,968)
                                                                       ----------------     -----------------
          Total stockholders' equity                                        7,247,795             3,802,124
                                                                       ----------------     -----------------
          Total liabilities and stockholders' equity                      $18,846,585           $18,631,287
                                                                       ================     =================


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           SYNAGRO TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                  ---------------------------------    ---------------------------------
                                                      1997               1996              1997              1996
                                                  --------------    ---------------    -------------    ----------------
Net Sales                                           $6,411,775         $7,290,157      $18,511,305         $15,781,570

Cost of Operations                                   5,285,075          5,580,061       15,270,634          12,381,980
                                                  --------------    ---------------    -------------    ----------------

Gross Profit                                         1,126,700          1,710,096        3,240,671           3,399,590

Selling, general and administrative expenses           672,791          1,225,603        2,401,656           2,645,604
                                                  --------------    ---------------    -------------    ----------------

Income from operations                                 453,909            484,493          839,015             753,986

Other income (expense)
     Other Income                                       89,580            102,387          446,313             446,544
     Interest Expense                                 (140,990)          (224,016)        (691,350)           (511,471)
                                                  --------------    ---------------    -------------    ----------------

Income before taxes                                 $  402,499         $  362,864      $   593,978          $  689,059
Income tax                                               -                  -                -                  -
                                                  --------------    ---------------    -------------    ----------------

Net Income                                          $  402,499         $  362,864      $   593,978          $  689,059
                                                  ==============    ===============    =============    ================

Earnings per share                                  $     0.05         $     0.06      $      0.08          $     0.11
                                                  ==============    ===============    =============    ================

Weighted average common shares outstanding           7,679,678          6,352,102        7,577,955           6,247,222
                                                  ==============    ===============    =============    ================




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           SYNAGRO TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                       ---------------------------------------
                                                                             1997                  1996
                                                                       -----------------     -----------------
Cash Flows from operating activities:
     Net Income                                                              $   593,978          $   689,059
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities
             Depreciation and amortization                                     1,217,070            1,567,017
             Gain on sale of equipment                                           (72,341)            (292,300)
      (Increase) decrease in the following:
             Accounts receivable                                              (1,059,822)            (853,841)
             Inventory                                                               -                 40,729
             Prepaid expenses and other                                         (377,474)             537,485
             Assets held for resale                                               40,000                   -
      Decrease in accounts payable and accrued expenses                       (1,297,365)            (766,445)
                                                                       -----------------     -----------------
Net cash used in operating activities                                           (955,954)             921,704

Cash flows from investing activities:
     Purchase of businesses, net of cash acquired                                    -              (3,233,120)
     Additions to property, machinery & equipment                               (762,997)           (1,256,505)
     Proceeds from sale of equipment                                             242,930               443,491
     Sale of short-term investments                                              495,496                    -
     Other                                                                           -                (119,557)
                                                                       -----------------     -----------------
Net cash provided by (used in) investing activities                              (24,571)           (4,165,691)

Cash flows from financing activities:
     Proceeds from debt                                                          977,506               673,798
     Payments on debt                                                         (3,156,339)             (842,350)
     Decrease (Increase) in restricted cash                                          -                 (79,826)
     Sale of common stock, net of offering costs                               2,851,692               412,728
                                                                       -----------------     -----------------
Net cash provided by (used in) financing activities                              672,859               164,350
                                                                       -----------------     -----------------
Net decrease in cash                                                           (307,666)            (3,079,637)
Cash, beginning of period                                                        643,109             3,703,367
                                                                       -----------------     -----------------
Cash, end of period                                                          $   335,443           $   623,730
                                                                       =================     =================

                                                 Nine Months Ended September 30,
Supplemental Cash Flow Information - (Unaudited)     1997             1996
                                                     ----             ----

Interest paid during the period                   $690,764           $485,550

Taxes paid during the period                           -                  -


                   Non Cash Investing and Financing Activities

In August 1997, $946,000 of assets were purchased in accordance with a Purchase and Sales Agreement. The purchase was financed through the Company's credit facility. (See Footnote 2)

In January 1996, $190,000 of debentures were converted to 144,344 shares of common stock.



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

General

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Synagro Technologies, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the nine months ended September 30, 1997 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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


(2)      SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

On August 1, 1997, the Company signed a Purchase and Sale Agreement with Browning-Ferris, Inc. to acquire the assets and certain revenue contracts of BFI's Organics Division in Pennsylvania, Ohio, Georgia, Virginia, Maryland and the District of Columbia. The acquisition was financed under the existing credit facility.

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

As of July 1, 1996, the Company purchased all of the common stock of Pima Gro Systems, Inc. and Pima Gro Systems 2, Inc. (collectively referred to hereafter as "Pima Gro"), which provides biosolids management services to customers in California, Arizona and Washington D.C. The purchase price was $3,095,561 (subject to certain adjustments) which was paid for with $1,277,265 cash, $1,595,561 in a promissory note, and 155,000 shares of the Company's common stock valued at $1.437 per share. The acquisition was accounted for as a purchase, effective July 1, 1996.


(3)      PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value of $.002 per share. At September 30, 1997, no preferred shares were issued or outstanding. Shares of preferred stock may be issued in one or more series of classes, each of which series or class shall have such distinctive designation or title as shall be fixed by the Board of Directors of the Company prior to issuance of any shares. Each such series or class shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issuance of such series or class of preferred stock as may be adopted by the Board of Directors prior to the issuance of any shares thereof. Series A Junior Participating Preferred Stock will be issued upon exercise of the Stockholder Rights described below.


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

         RESULTS OF OPERATIONS. For the quarter ended September 30, 1997, net sales were $6,411,775 compared to $7,290,157 for the third quarter of 1996, a decrease of $878,382 or 12%. This decrease in sales is directly attributable to the divestiture of Organi-Gro, positively offset by the increased sales due to the CDR Mid Atlantic purchase. For the first nine months of 1997, net sales increased to $18,511,305 from $15,781,570 for the same period in 1996. This increase in net sales of $2,729,735 is primarily attributable to the acquisitions of Pima Gro and CDR Mid Atlantic offset by the sale of Organi-Gro.

         Gross profit for the third quarter was $1,126,700 or 17.6% of sales, compared with $1,710,096 or 23.4% of sales for the same period in 1996. This decrease in gross margin is due to lower volumes associated with project clean outs. Year to date, the gross margins were $3,240,671 or 17.5% in 1997, and $3,399,590 and 21.5% respectively in 1996. This year to date reduction in gross margins pertains to lower volumes in project clean outs, and due to disposal fees paid, for the disposal of biosolids in landfills in lieu of land application, due to weather issues.

         Selling, general and administrative expenses decreased to $672,791 for the quarter and $2,401,656 year-to-date. This decrease in selling, general and administrative expenses is the result of cost reduction efforts begun in the second quarter.

         Interest expense for the quarter ended September 30, 1997 was $140,990. Interest expense for the first nine months of 1997 increased to $691,350 from $511,470 in 1996. This increase in interest cost is directly attributable to increased borrowings associated with the acquisitions of Pima Gro and the finance cost of new assets acquired.

         Other income for the nine months ending September 30, 1997 is the result of a legal settlement in favor of the Company, and collections on the notes receivable pertaining to the Organi-Gro asset sale.

         As a result of the foregoing, the third quarter of 1997 reflects net income of $402,499 or $.05 per share compared to net income of $362,864 or $.06 per share in the third quarter of 1996. Year-to-date net income was $593,978 or $.08 per share in 1997 compared to $689,059 or $.11 per share in 1996.

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

         During the nine months ended September 30, 1997, the Company reduced total debt by approximately $2.3 million, leaving borrowings in the aggregate amount of $8,431,540, the current portion of which was $2,240,927. The funds used in the reduction of debt were generated primarily from the net proceeds of the warrant conversion and the disposition of Organi-Gro, Inc.

         During the nine months ended September 30, 1997, the Company expended $762,997 for capital equipment purchases. The majority of the purchases were financed through borrowings, net of the proceeds received from the sale of idle assets.

         At September 30, 1997, the Company had positive working capital of $350,186. Management believes that the Company will be able to maintain positive working capital throughout 1997.

         On August 1, 1997, the Company bought all of the assets and assumed certain revenue contracts for the Organics Division of Browning Ferris Industries Inc.. The purchase of these assets were financed under the LaSalle Bank credit facility. This new region, "CDR Mid Atlantic", should generate annual revenue in excess of $6.0 million.

         On February 22, 1997, the Company completed its call of 3,000,000 warrants to purchase Common Stock. Warrants for 1,324,243 shares of Common Stock were converted providing gross proceeds to the Company in the amount of $3,178,183. The remaining 1,675,757 outstanding warrants were redeemed by the Company for $167,576.

         In December 1996, the Company obtained a credit facility with LaSalle National Bank ("LaSalle") in an amount of up to $10,000,000 ($5 million term loan and $5 million line of credit). At September 30, 1997, the Company had borrowings under the facility in the amount of approximately $4.9 million. Amounts available under the line of credit are subject to a borrowing base consisting of 85 percent of accounts receivable, as defined. This credit facility expires in December 1998, and will need to be re-negotiated and/or refinanced prior to that time.

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

ITEM 6.           FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.

a.                Exhibits

                  (27)  Financial Data Schedule

b.                Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SYNAGRO TECHNOLOGIES, INC.


Date:   October 21, 1997        By: Daniel L. Shook /S/
                                    -------------------
                                    Vice President and Chief Financial Officer


Date:   October 21, 1997        By: Thomas J. Bintz /S/
                                    -------------------
                                    Corporate Controller

                                 EXHIBIT INDEX

Exhibit Number            Description
--------------            -----------
    27                    Financial Data Schedule