Form 10-K405
period 1997-12-31
SYNAGRO TECHNOLOGIES INC
filed 1998-04-15
CIK 895565

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21054

                           SYNAGRO TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  76-0511324
    (State or other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

   16000 Stuebner Airline, Suite 420, Spring, Texas              77379
                 (Address of Principal                         (Zip Code)
                  Executive Offices)

       Registrant's telephone number, including area code: (281) 370-6700

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The number of shares outstanding of the issuer's common stock as of April 10, 1998 was 7,610,305. The aggregate market value of the 6,354,462 shares of the Company's Common Stock (and associated Preferred Stock Purchase Rights) held by non-affiliates of the Company, based on the market price of the Common Stock of $6.94 per share as of April 10, 1998, was approximately $44,084,080.

         The registrant's proxy statement to be filed in connection with the registrant's 1998 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



 Item                                                                                                 Page

                                                   PART I

   1      Business..............................................................................        1
          History of the Business...............................................................        1
          Business of the Company...............................................................        1
          Mergers, Acquisitions and Dispositions................................................        2
          Government Regulation.................................................................        4
          Marketing.............................................................................        6
          Bonding Requirements..................................................................        6
          Competition...........................................................................        6
          Patent and Trademarks.................................................................        6
          Employees.............................................................................        7
   2      Properties............................................................................        7
   3      Legal Proceedings.....................................................................        7
   4      Submission of Matters to a Vote of Security Holders...................................        8


                                                   PART II

   5      Market for Registrant's Common Equity and Related Stockholder Matters.................        8
   6      Selected Financial Data...............................................................        8
   7      Management's Discussion and Analysis of Financial Condition and Results of Operations.        9
          General...............................................................................        9
          Results of Operations.................................................................        9
          Bonding...............................................................................       12
          Year 2000 System Requirements.........................................................       12
          Liquidity and Capital Resources.......................................................       12
   8      Financial Statements and Supplementary Data...........................................       13
   9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..       13


                                                  PART III

  10      Directors and Executive Officers of the Registrant....................................       13
  11      Executive Compensation................................................................       13
  12      Security Ownership of Certain Beneficial Owners and Management........................       13
  13      Certain Relationships and Related Transactions........................................       13


                                                   PART IV

  14      Exhibits. Financial Statement Schedules and Reports on Form 8-K.......................       14
          Financial Statements..................................................................       14
          Exhibit Index.........................................................................       14


         This report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those discussed below. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including those set forth under Item 1. "Business" and Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

Business Of The Company

         The Company engages in the business of the management of biosolids through beneficial reuse of organic materials, including sewage sludge. The Company provides transportation, treatment, site monitoring, land application and environmental regulatory compliance services with respect to biosolids and wastewater products to local and state agencies, municipalities and private industries. The Company's vehicles pick up and transport biosolids and other organic waste materials to sites operated by the Company. The Company's services also include the dredging of sludge ponds, dewatering of biosolids, and cleaning out municipal and industrial lagoons and digesters.

         Additionally, the Company provides professional management and consulting services for treatment of biosolids and the monitoring and land application of treated biosolids. The Company currently operates under approximately 77 contracts with various state and local agencies, municipalities and private industries with respect to sewage treatment and other waste products. These entities include municipal utility districts, correctional facilities and private businesses. The Company provides a variety of methods of treatment of biosolids as a means of offering options to prospective customers who may prefer alternative methods of biosolids treatment. These methods include land application, pumping, transportation and dewatering of biosolids.

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

         The Company primarily conducts its business through its wholly-owned subsidiaries CDR Environmental, Inc., a Texas corporation ("CDR"), and Pima Gro Systems, Inc., an Arizona corporation ("Pima Gro"). The Company's primary operations are conducted in Arkansas, Arizona, California, Georgia, Maryland, Ohio, Pennsylvania, Texas, Virginia and Washington D.C. To a lesser extent, the Company conducts business in Indiana, Louisiana, Mississippi, Missouri, Oklahoma and South Carolina.

         Over the past few years, the Company has acquired certain agency and licensing rights to market a patented sludge treatment technology, using cement kiln dust ("CKD") and other related materials and an alkaline pasteurization process (the "N-Viro Technology"), in certain states in the southwestern United States.

         Through December 1996, the Company had generated nominal profits through the commercialization of the N-Viro Technology. In December 1996, the Board of Directors decided to write down the Company's investment in the N-Viro Technology and associated assets. For this reason, the Company has voluntarily given up its processing permit for the Hockley, Texas site, and will re-evaluate its various agency agreements for the application of the N-Viro Technology. The Company designated the N-Viro-related assets as held for sale. See "Mergers, Acquisitions and Dispositions--Sale of Organi-Gro, Inc.," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and
Note 13 to the Notes to Consolidated Financial Statements.

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

         BFI ORGANICS DIVISION. Effective August 1, 1997, the Company purchased certain assets and revenue contracts of the Organics Division of Browning Ferris Industries, Inc. ("BFI") in the District of Columbia, Georgia, Maryland, Ohio, Pennsylvania, and Virginia for approximately $946,000. The acquisition was financed through the issuance of third-party debt. The debt bears an interest rate equal to 30 day commercial paper plus 2.77%.

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

         The purchase price for the acquisition of Pima Gro was $3,095,561. The Company issued an aggregate of 155,000 shares of the Company's common stock, par value $.002 per share ("Common Stock"), paid cash in the aggregate amount of $1,277,265, and issued a promissory note in the aggregate principal amount of $1,595,561. The shares of Common Stock issued to the former stockholders of Pima Gro were valued at $1.437 per share for the purposes of the transaction. The promissory note issued by the Company bears interest at the rate of 8% per annum and is payable in four semi-annual installments of principal and accrued interest, commencing January 1, 1997, with the final payment due on July 1, 1998.

         The Company agreed to pay an additional contingent sum on the purchase price of $4.16 for each dollar by which the pre-tax earnings of Pima Gro, for each of the fiscal years during 1996-1998, exceed the base amount of $380,000 in 1996 and, subject to certain adjustments to the base amount, during the two following fiscal years. The additional contingent sum may be payable by the Company, if at all, in cash, Common Stock or promissory notes, or any combination thereof. Such amounts which may be payable as contingent sum payments will be held in escrow until March 31, 1999, and subject to reduction based on amounts expended by the Company for certain capital expenditures and costs reserved for the development of certain business sites. As of December 31, 1997, there were no additional contingent amounts payable by the Company.

         In connection with this agreement, Wilson Nolan entered into a three year employment agreement with Pima Gro at the annual base rate of $150,000, plus other benefits. Mr. Nolan serves as the Chief Executive Officer and a director of Pima Gro. In addition, Mr. Nolan entered into a non-competition agreement with the Company for a period of six years following the date of the employment agreement. In consideration of the non-competition agreement, the Company has agreed to pay Mr. Nolan an additional contingent sum based on the contingent sum formula payable to the former Pima Gro stockholders described above, except that Mr. Nolan will be entitled to receive $1.04 for each dollar by which the pre-tax earnings of Pima Gro exceed the relevant base amount for each of the fiscal years during 1996-1998.

         Further, the former stockholders of Pima Gro granted a proxy to Donald
L. Thone, Chief Executive Officer of the Company, to vote any shares issued in connection with the transaction for a period of three years following the closing date.

        CHILDERS BROTHERS TRUCKING, INC. On October 1, 1994, the Company acquired substantially all of the assets and assumed certain liabilities of Childers Brothers Trucking, Inc. ("Childers Brothers"), Thompson Shaving Service, Inc. ("Thompson"), Hodges Heavy Duty Truck Parts and Services, Inc. ("Hodges") and Zeiler Timber Products, Inc. ("Zeiler"). These purchases were consolidated into Organi-Gro Inc., a wholly owned subsidiary ("Organi-Gro").

        In December 1996, the Company decided to sell substantially all of the assets of its wholly owned subsidiary, Organi-Gro. In March 1997, the Company sold these assets for consideration including subordinated notes with a face value of approximately $1.4 million and the assumption of certain debt and liabilities. The notes are payable in equal monthly installments of approximately $15,000 for 48 months following the first anniversary date of the note and bears interest at a rate of 6%. In addition, proceeds received from the sale of products by the purchaser are to be remitted on a monthly basis with a total amount of $603,930 due no later than September 16, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 13 to the Notes to Consolidated Financial Statements.

         THONE BROTHERS TRUCKING, INC. AND ORGANI-GRO, INC. In July 1993, the Company entered into two agreements, pursuant to which the Company acquired 100% of the common stock of: (i) Thone Brothers Trucking, Inc. ("Thone Brothers") in exchange for 66,667 shares of the Company's Common Stock, and (ii) Organi-Gro in exchange for $100,000 in cash and a secured promissory note in the principal amount of approximately $1,050,000, bearing interest at the rate of 9% per annum, which was paid in full as of March 8, 1996. Both of these companies were engaged in the business of the transportation and/or treatment of biosolids and poultry waste, primarily in the State of Arkansas.

         In connection with these transactions, the Company merged the business operations of Thone Brothers into CDR, and Organi-Gro became a separate wholly-owned subsidiary of the Company. In connection with the merger, Donald L. Thone became a director of the Company. Mr. Thone currently serves as Chairman of the Board of the Company.

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

         ADDITIONAL ACQUISITIONS. As of January 1993, the Company acquired 100% of the common stock of Bio-Star, Inc., Gro-Mor, Inc. and K-3 Environmental Services, Inc., all of which were Texas corporations engaged in the business of the transportation and/or treatment of biosolids and wastewater products. As of April, 1994, the Company acquired all of the assets and related liabilities of Border Farms, Inc. The Company merged the business operations of these companies into CDR. The Company completed these four separate transactions for total consideration of, 62,185 shares of Common Stock and cash of approximately $1,147,000.

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

         In March 1993, the EPA regulations under the Clean Water Act of 1987 (40 CFR Part 503) which regulate methods for the disposal and use of biosolids became effective. These regulations address the issues of treating biosolids generated from the treatment of domestic sewage and septage and the subsequent disposition of treated biosolids. These regulations establish biosolid use and disposal standards applicable to approximately 35,000 publicly and privately owned wastewater treatment plants in the United States. Under these regulations, biosolids may be surface disposed, incinerated or land applied for beneficial use in accordance with the requirements established by the regulations. Biosolids may also be disposed in municipal solid waste landfills approved under Subtitle D of the Resource Conservation and Recovery Act ("RCRA"). This type of disposal is regulated under 40 C.F.R. Part 258. The last applicable deadline for compliance with the new standards was February 19, 1995.

         Land application regulations apply to generators (sources) of biosolids, persons who treat the biosolids or persons who apply treated biosolids to land. Beneficial uses for land application include use on agricultural land, non- agricultural land (forest, range lands), public contact sites (parks and golf courses), disturbed and reclamation sites (mines and gravel pits) and home gardens.

         Any biosolids used for land application must meet two sets of standards established by the EPA for pollutant limits. The first set establishes ceiling concentrations for nine pollutants; biosolids which contain pollutants in concentrations exceeding the ceiling limits cannot be applied to the land for beneficial use. The second set establishes more stringent concentration levels for eight of the nine pollutants which, if met, allow greater flexibility in the use of the biosolids. The second set also constitutes the pollutant concentrations, which when combined with Class A pathogen reduction and certain levels of vector attraction reduction, form Exceptional Quality Biosolids.

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

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") generally imposes strict, joint and several liability for cleanup costs upon (1) present owners and operators of facilities at which hazardous substances were disposed; (2) past owners and operators at the time of disposal;
(3) generators of hazardous substances that were disposed at such facilities; and (4) parties who arranged for the disposal of hazardous substances at such facilities. CERCLA Section 107 liability extends to cleanup costs necessitated by a release or threat of release of a hazardous substance. However, the definition of "release" under CERCLA excludes the "normal application of fertilizer." EPA regulations establish standards for biosolids applied to land for beneficial use, such as a fertilizer substitute or soil conditioner. EPA has indicated in a published document that it considers biosolids applied to land in compliance with the applicable regulations not to constitute a "release." Although the biosolids and alkaline waste products may contain hazardous substances (as defined under CERCLA), the Company has developed plans to manage the risk of CERCLA liability, including training of operators, regular testing of the biosolids and the alkaline admixtures to be used in treatment methods and reviewing incineration and other permits held by the entities from which alkaline admixtures are obtained.

         The Company currently maintains environmental impairment liability insurance in the amount of $6,000,000. The Company could be adversely affected by a claim that is not covered or is only partially covered by liability insurance.

         Many states have regulations or guidelines covering the land application of biosolids which set either a maximum allowable concentration or maximum pollutant loading rate for at least one pollutant. In addition, some states have established management practices for land application of biosolids. In some jurisdictions, state and/or local authorities have imposed permit requirements for, or have prohibited, the land application or agricultural use of biosolid products, including Exceptional Quality Biosolids. There can be no assurance that any such permits will be issued or that any further attempts to require permits for, or to prohibit, the land application or agricultural use of biosolid products will not be successful.

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

Bonding Requirements

         Commercial, federal, state and municipal projects, often require contractors to post both performance and payment bonds at the execution of a contract. Contractors without adequate bonding may be ineligible to bid or negotiate on many projects. The Company has frequently been required to obtain such bonds, and it should be assumed that the Company will continue to be required to obtain such bonds, in the future, particularly with government contracts. As of December 31, 1997, the Company had a bonding capacity of approximately $15,000,000, with $3,369,737 utilized as of such date, which management believes is sufficient to meet bonding needs for the foreseeable future. To date, no payments have been made by any bonding company for bonds issued for the Company.

Competition

         The Company provides a variety of services relating to the treatment of biosolids. The Company is in direct and indirect competition with other businesses, some of which are larger, more firmly established and have greater capital resources. Many of these competitors provide aspects of the services provided by the Company.

         Since November 1992, the Company has engaged in a business plan of the acquisition of privately held companies which provide varieties and alternative methods for the treatment and processing of biosolids, including the acquisitions of Pima Gro, Thone Brothers, CDR, and certain of the assets and revenue contracts of BFI's Organics Division. This business plan has enabled the Company to offer alternative treatment methods and to diversify the Company's services to prospective customers. Management of the Company believes that the full range of treatment services provided by the Company provides a competitive advantage over other entities which offer a lesser variety of services. However, there can be no assurances that the Company will be able to achieve and maintain a competitive position.

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

Employees

         As of April 10, 1998, the Company had approximately 117 full-time employees. These employees include: 4 executive officers and 2 non-executive officers, 8 operations managers, 3 environmental specialists, 13 maintenance personnel, 38 drivers, 13 land applications specialists, 17 general operation specialists, 20 financial services/office support employees. The loss of the services of key employees could have a material adverse effect on the Company's business. Since there is intense competition for qualified personnel knowledgeable of the Company's industry, no assurances can be given that the Company will be successful in retaining and recruiting needed personnel.

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

         The Company owns a 35 acre farm in Maysville, Arkansas with a 130,000 square foot composting facility for the processing of biosolids. The Maysville site is subject to a note secured by a deed of trust in the amount of approximately $1,000,000 held by an unaffiliated third party, with the underlying loan personally guaranteed by Donald L. Thone, the Company's Chairman of the Board. The Company also owns two acres of land in Russellville, Arkansas with a 4,200 square foot office building which serves as the Company's Arkansas division facilities. The Company also owns 367 acres of land in Arkansas on which the Company has approximately 144,000 gallons of storage facilities for biosolids.

         The Company leases a 2,800 square foot facility in Redlands, California as a regional office for the operations of Pima Gro. The Company pays a monthly rent of $1,400 on the lease, which expires in February 2000. The Company also leases additional facilities in California, Arizona and Maryland which are used as truck maintenance yards in connection with the operations of Pima Gro.

         The Company leases a 1,500 square foot facility in Oxford, Pennsylvania as a regional office for the operations of CDR's Mid Atlantic Division. The Company pays a monthly rent of $550 on the lease which expires in August 1998.

         The Company maintains permits, registrations or licensing agreements on 104,266 acres of land for applications of biosolids.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in litigation and claims arising in the ordinary course of its business. Management believes, based on consultation with legal counsel and accruals provided, that the ultimate outcome of these matters will not have a material adverse impact on the Company's operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has been listed for trading on The Nasdaq SmallCap Market, under the symbol "SYGR", since October 1994. The reported high and low bid prices of the Company's Common Stock on The Nasdaq SmallCap Market for the past two fiscal years as adjusted for the reverse stock split are as follows:



                                                                                   HIGH             LOW
                 YEAR ENDED DECEMBER 31, 1997                                    -------          ------

                    1st Quarter...........................................       $  3.00          $ 1.88
                    2nd Quarter...........................................          2.38            1.50
                    3rd Quarter...........................................          3.66            1.94
                    4th Quarter...........................................          4.25            2.50

                 YEAR ENDED DECEMBER 31, 1996
                    1st Quarter...........................................          2.50            1.16
                    2nd Quarter...........................................          1.47            1.00
                    3rd Quarter...........................................          2.66            1.00
                    4th Quarter...........................................          4.75            2.00


         As of April 10, 1998, the Company had 7,610,305 shares of Common Stock issued and outstanding. On April 10, 1998, the market price for the Company's Common Stock in the Nasdaq SmallCap Market was approximately $6.94 per share. As of April 10, 1998, the Company had approximately 725 stockholders of record.

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

         On August 19, 1996, the Company issued or repriced options to purchase 246,296 and 125,000 shares of Common Stock to Donald L. Thone and Daniel L. Shook, respectively, pursuant to an exemption from registration under Section 4(2) of the Securities Act, in connection with their respective employment agreements.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data with respect to the Company and should be read in conjunction with the Consolidated Financial Statements.




                                                                     YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                    1997          1996          1995         1994         1993
                                                 ----------    ----------    ----------   ----------   ----------
             FINANCIAL HIGHLIGHTS                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales....................................      $ 25,303    $ 22,977     $ 17,976     $ 13,197     $  9,482
Gross profit.................................         4,296       3,723        2,858        2,502        2,136
Selling, general and administrative expenses.         3,572       6,141        4,150        3,900        3,393
Loss on asset held for sale and other special
charges (credit).............................          (721)      4,842        2,444        3,169           --
Interest expense, net........................           924         673          938          626          576
Net income (loss)............................           929      (7,589)      (4,553)      (4,165)      (1,999)
Net income (loss) per share (basic and diluted)         .12       (1.21)       (1.59)*      (2.19)*      (1.27)*
Working capital (deficit)....................          (796)     (2,075)       1,889         (667)         285
Total assets.................................        19,945      18,631       20,212       23,154       19,931
Total long-term debt, net....................         5,495       8,263        4,448        8,396        7,330
Stockholders' equity.........................         7,478       3,802       10,972       10,212        8,655


*As adjusted for the 1 for 15 reverse split consummated on July 3, 1995.

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

General

         On August 1, 1997, the Company purchased the assets and certain revenue contracts from BFI in the amount of $946,000. The acquisition was financed through the issuance of third party debt, with all working capital requirements funded under the existing credit facility. This acquisition increased the Company's regional coverage by including the states of Georgia, Maryland, Ohio, Pennsylvania, and Virginia.

         In December 1996, the Company decided that the Organi-Gro operations were not part of its core business. In March 1997, the Company sold the assets of Organi-Gro to the previous owners. The total consideration for this sale resulted in approximately $1.4 million of subordinated notes receivable and the assumption of certain debt and liabilities by the purchasers. See Note 13 to the Notes to Consolidated Financial Statements.

         The improvement in results from operations as detailed below is the result of a successful implementation of certain restructuring plans which include: focus on core business, minimizing support expenses and management's commitment to achieving the business goals previously established.

Results Of Operations

         The following table sets forth certain items included in the Selected Financial Data, as a percentage of net sales for the periods indicated:




                                                                                 Year Ended December 31,
                                                                         1997             1996            1995
                                                                         ----             ----            ----
STATEMENT OF OPERATIONS DATA:
Net sales.....................................................           100%             100%            100%
Gross profit..................................................          17.0             16.2            15.9
Selling, general and administrative expenses..................          14.1             26.7            23.1
Loss on assets held for sale and other special charges (credits)        (2.9)            21.1            13.6
Interest expense, net.........................................           3.7              2.9             5.2
Net income (loss).............................................           3.7            (33.0)          (25.3)


Results of Operations for the years ended December 31, 1997 and 1996.

         The Company's net sales increased by $2,325,665 or 10.1% in 1997 as compared to 1996. The increase in sales is directly attributable to the purchase of BFI's Organics Division, and the result of having a full year's revenues for Pima Gro which was acquired in July 1996, partially offset by revenues associated with the Organi-Gro divestiture in April 1997.

         Gross profit increased to $4,295,682, or 17% of sales in 1997, compared to $3,722,501 or 16.2% of sales in 1996, as a result of continued reductions in operations costs through obtaining land application sites closer to the waste generator, and reduced personnel and associated costs.

         Selling, general and administrative expenses decreased to $3,571,765, or 14.1% of sales, in 1997, compared to $6,141,013, or 26.7% of sales, in 1996.
Included in 1997 expenses is an additional provision for legal and other claims costs of approximately $500,000. The decrease in selling, general and administrative expenses is a result of management's restructuring plans as previously indicated.

         Other charges (credits) decreased to ($721,286) in 1997 from $4,841,807 in 1996. The decrease relates to the sale of assets of Organi-Gro and the write-off of the Company's interest in the N-Viro Technology recognized in 1996. During 1997, the Company recognized other credits as a result of collection on and expected realization of a portion of the subordinated notes received in connection with the sale of Organi-Gro. See Note 13 to the Notes to Consolidated Financial Statements.

         Other income and expense (net) was in line with 1996 expenses, but interest expense increased in 1997 to $923,879, compared to $672,706 in 1996, while other income increased to $407,177 in 1997 from $344,095 in 1996. The increase in interest expense is a result of additional debt incurred throughout the year, due to acquisitions.

         As a result of the foregoing, net income of $928,501 was reflected in 1997, as compared to a net loss of $7,588,930 in 1996.

         The Company has incurred substantial losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1997, the Company has generated net operating loss carryforwards for financial reporting purposes of approximately $11.0 million. These carryforwards will begin to expire in the year 2004 through 2012. The Company's ability to utilize these carryforwards is limited by a "change in ownership", as such term is defined by the federal income tax laws and regulations. As the Company has incurred losses in recent years and the utilization of these carryforwards may be limited as discussed above, a valuation allowance has been established to fully offset the deferred tax asset at December 31, 1997.

Results of Operations For The Years Ended December 31, 1996 and 1995.

         The Company's net sales increased by $5,001,355, or 27.8%, in fiscal 1996 as compared to fiscal 1995. This increase in sales was directly attributable to the acquisition of Pima Gro in July 1996. No other significant changes occurred in the sale of other services or products in relation to the respective periods.

         During the year ended December 31, 1996, cost of goods sold and gross profit increased to $19,254,903 and $3,722,501, respectively from $15,117,950 and $2,858,099, respectively for the year ended December 31, 1995. Gross profit as a percent of sales increased to 16.2% in 1996 from 15.9% in 1995.

         Selling, general administrative expenses increased to $6,141,013, or 26.7% of sales, for the year ended 1996 as compared to $4,150,437, or 23.1% of sales, in 1995. The increase in such expenses was primarily the result of increased expenses of approximately $1,000,000 related to the Pima Gro acquisition and additional provisions related to legal or other claims costs of approximately $800,000.

         In the fourth quarter of 1996, management evaluated the future profitability of the investments made in Organi-Gro and the N-Viro technologies. As a result, the Company decided to sell all of the assets of Organi-Gro (which was accomplished in March 1997) and to write off its interest in the N-Viro technology and associated assets. This decision resulted in a charge to operation for the year of $4,841,807. See Notes 4 and 13 to the Notes to Consolidate Financial Statements.

         Interest expense for fiscal year 1996 was $672,706, as compared to $937,586 for 1995. This decrease of $264,880 was directly attributable to reduced average debt levels throughout the year prior to assumption of debt related to the purchase of Pima Gro.

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

         During the year ended December 31, 1995, cost of goods sold and gross profit increased to $15,117,950 and $2,858,099, respectively, from $10,695,468 and $2,501,793, respectively, for the year ended December 31, 1994. Gross margin, as a percentage of sales, decreased to 16% in 1995 from 19% in 1994. This decrease in gross margin was directly attributable to the full year's results in 1995 related to the October 1994 acquisitions of Childers Brothers, Thompson and Hodges, in which gross margins were, historically, significantly lower as a percent of sales than the Company's other operations.

         Selling, general and administrative expenses increased to $4,150,437, or 23.1% of sales, in 1995 as compared to $3,889,727, or 29.5% of sales, for the year ended 1994. The increase in absolute dollars of such expenses was primarily the result of an increase in the allowance for doubtful accounts reserve of $181,000. Historically, the Company has had minimal bad debt expense, and management believes that this is not a recurring expense.

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

                  2. At December 31, 1994, the Company had an investment in Pan American N-Viro of approximately $776,034. Pan American N-Viro was formed in 1994 to market the N-Viro Process in South and Central America and the Caribbean with the intent of generating a substantial revenue base prior to the end of 1995. Subsequent evaluation of this business venture and a review of the marketing efforts through March 28, 1996, revealed continued losses for the year ending December 31, 1995 of $152,000 and total losses since the formation of Pan American N-Viro of $244,178. Further, no sales were generated in this period and very little indication of significant future sales prospects. Based on management's decision to stop any future cash contributions to Pan American N-Viro, the Company decided to write off the investment in Pan American N-Viro in full as of December 31, 1995.

                  3. In 1995, management determined that a charge to operations of $290,000 was required to properly reflect the current fair market value of certain assets held for resale pertaining to the Company's then existing pelletized poultry waste products division. This decision was made based on a previous decision to discontinue these operations in 1994 and on market indications as of February 1996 for the sale of these assets.

         Interest expense for 1995 was $937,586, as compared to $626,172 for 1994. This increase of $311,414 was directly attributable to the October 1994 acquisitions and the related debt assumed in connection with these acquisitions.

         As a result of the foregoing, a net loss of $4,553,169 was reflected in fiscal 1995.

Bonding

         The amount of bonding capacity offered by sureties is a function of financial health of the company requesting the bonding. As of December 31, 1997, the Company had a bonding capacity of approximately $15,000,000 with $3,369,737 utilized as of such date, which management believes is sufficient to meet bonding needs for the foreseeable future.

Year 2000 System Requirements

         The Company is performing an analysis of its systems in order to determine the impact of year 2000 issues. Management is unable to predict at this time the full impact year 2000 issues will have on the Company's operations or future financial condition. However, the Company does not expect that such costs to modify its programs and systems will be material to its financial condition or results of operations. The Company does not currently have information concerning the year 2000 compliance of its suppliers and customers. In the event the Company's major suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's operations could be adversely affected.

Liquidity and Capital Resources

         The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities.

         As of March 31, 1998, the Company issued a Series B Preferred Stock, with shares outstanding of 1,458,335, for total cash consideration of $3,500,004. This Series B Preferred Stock is convertible into common on a 1:1 ratio at a conversion price of $2.40.

         In August 1997, the Company acquired certain assets and revenue contracts from BFI. This acquisition was financed through the issuance of third party debt.

         On February 22, 1997, the Company completed its call of 3,000,000 warrants to purchase Common Stock. Warrants for 1,324,243 shares of Common Stock were converted providing net proceeds to the Company in the amount of $3,117,636. The remaining outstanding warrants were redeemed by the Company for $167,576.

         The Company purchased additional capital assets during 1997 in the amount of $1,089,076.

         In 1997, the Company generated negative cash flow from operations of ($1,200,575) primarily due to the funding of working capital needs of the acquisition mentioned above.

         As of December 31, 1997, the Company had current maturities on long-term debt of $2,951,291, as compared to $2,434,057 in 1996. The Company's long-term debt of $5,494,549 in 1997 reflects a reduction of $2,768,345 over 1996. This decrease is due primarily to the use of cash proceeds from the previously disclosed warrant call to extinguish certain indebtedness.

         The Company has a credit facility with LaSalle National Bank ("LaSalle") in the amount of $10,000,000 ($5 million term and $5 million line of credit). At December 31, 1997, the Company had borrowings under the term loan in the amount of $4,000,000 and $1,037,270 under the line of credit. Amounts under the line of credit are subject to a borrowing base consisting of 85% of accounts receivable, as defined in the credit facility. The LaSalle credit facility requires the Company to meet certain loan covenants, and the Company was in compliance with those covenants as of December 31, 1997. This credit facility expires in September 1999 and management anticipates that it will renegotiate and/or refinance this credit facility prior to that time.

         At December 31, 1997, the Company had a working capital deficit of $(795,972). The Company's revolving line of credit has a lock box requirement and subjective acceleration clause. As a result, in order to comply with Emerging Issues Task Force pronouncement 95-22, the Company has classified the revolving line as a current liability. However, management believes the bank will continue to provide credit to the Company through the expiration date of September 30, 1999. The Company believes that its cash requirements for 1998 can be met with its existing cash and short-term investments at December 31, 1997, the March 31, 1998 convertible preferred stock proceeds, cash flow from operations and its borrowing availability under its credit facility. Beyond 1998, there can be no assurances that additional financing requirements will not be required to maintain liquidity as the LaSalle credit facility will expire in September 1999 and will need to be renegotiated and/or refinanced prior to that time.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements required by this Item 8 are incorporated herein by reference as set forth on pages F-1 to F-18 attached hereto.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the executive officers and directors of the Company and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

         Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Other
Information--Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Other Information--Principal Stockholders" and "Election of Directors--Management Stockholdings" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Other Information--Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.        Financial Statements.

         Synagro Technologies, Inc. and Subsidiaries consolidated balance sheets as of December 31, 1997 and 1996, and related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997.

         2.       Financial Schedules.

         Schedule II--Synagro Technologies, Inc. and Subsidiaries consolidated schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 1997.

         All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

(b)      None

(c)      Exhibit Index



  EXHIBIT                                DESCRIPTION OF EXHIBIT

     3.1          Restated Certificate of Incorporation of Synagro Technologies, Inc. (the "Company") dated August
                  16, 1996 (Exhibit 3.1 to the Company's  Post-Effective  Amendment No. 1 to Registration Statement
                  No. 33-95028, dated October 25, 1996, is incorporated herein by reference).

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

     4.3          Rights Agreement, dated as of December 20, 1996, between the Company and Intercontinental
                  Registrar & Transfer Agency, Inc., as Rights Agent, which includes as Exhibit A thereto the
                  Synagro Technologies, Inc. Statement of Designations, Preferences, Limitations and Relative
                  Rights of its Series A Junior Participating Preferred Stock, and as Exhibit C thereto the Form of Rights Certificate (Incorporated by reference to Exhibit No. 4.1 to Registrant's Registration
                  Statement on Form 8-A dated December 27, 1996).

    *4.4          Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock of
                  Synagro Technologies, Inc.

    *4.5          Registration Rights Agreement, dated as of March 31, 1998, among the Company, Environmental
                  Opportunities Fund, L.P., Environmental Fund (Cayman), L.P. and other purchasers of the
                  Company's Series B Preferred Stock as listed on Exhibit A thereto.

    *4.6          Specimen Series B Preferred Stock Certificate.

   *10.1          Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998 among the Company,
                  Environmental Opportunities Fund, L.P., Environment Opportunities Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto.

    10.2          Form of Indemnification Agreement. (Appendix F to the Company's Proxy Statement on Schedule 14A
                  for Annual Meeting of Stockholders, dated May 9, 1996, is incorporated herein by reference).

    10.3          Amended and Restated 1993 Stock Option Plan dated August 5, 1996. (Exhibit 4.1 to the Company's
                  Registration Statement on Form S-8 (No. 333-18029), dated December 17, 1996, is incorporated herein by reference).

    10.4          Lease Agreement between the Company and Green Coast Enterprises, Inc. dated February 1, 1996.
                  (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).



    10.5          Employment Agreement between Pima Gro Systems, Inc. and Wilson Nolan, dated July 18, 1996.
                  (Exhibit 10.1 to the Company's Current Report on Form 8-K, dated July 31, 1996, is incorporated herein by reference).

    10.6          Agreement for the Purchase of Stock by and among Synagro Technologies, Inc., CDR Environmental,
                  Inc., Pima Gro, Pima Gro Systems 2, Inc., Wilson Nolan, Herbert Kai and John Kai, Jr., dated
                  July 18, 1996. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 31, 1996, is incorporated herein by reference).

    10.7          6% Promissory Note made by Custom Poultry to Organi-Gro and the Company in the principal amount of $1,152,381, dated April 1, 1997 (Exhibit 10.8 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1996, is incorporated herein by reference).

    10.8          Guaranty of Tony D. Childers ("Childers") for 6% Promissory Note made by Custom Poultry to
                  Organi-Gro, dated April 1, 1997 (Exhibit 10.9 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1996, is incorporated herein by reference).

    10.9          6% Promissory Note made by Hodges to Organi-Gro and the Company in the principal amount of
                  $308,203, dated April 1, 1997. (Exhibit 10.10 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1996, is incorporated herein by reference).

   10.10          Guaranty of Childers and Jack Hodges for 6% Promissory Note made by Hodges to Organi-Gro, dated
                  April 1, 1997 (Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996, is incorporated herein by reference).

    16.1          Letter dated December 13, 1996, from Singer Lewak Greenbaum & Goldstein LLP to the Commission.
                  (Exhibit 16.1 to the Company's Current Report Form 8-K dated December 17, 1996 is incorporated herein by reference.)

   *21.1          Subsidiaries of Synagro Technologies, Inc.

   *23.1          Consent of Arthur Andersen LLP.

   *27.1          Financial Data Schedule.


-------------
*    Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 1998.

                           SYNAGRO TECHNOLOGIES, INC.


                                       By:     /s/ Donald L. Thone
                                          -------------------------------------
                                                   Donald L. Thone,
                                         Chairman of the Board and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 10, 1998.



By:           /s/   Donald L. Thone                             Chairman of the Board and Director
    -------------------------------------------
                   Donald L. Thone



By:           /s/   Ross M. Patten                              Chief Executive Officer, President
    -------------------------------------------                 and Director
                   Ross M. Patten



By:           /s/   Daniel L. Shook                             Chief Financial Officer, Vice President of Finance,
    -------------------------------------------                 Secretary and Director
                   Daniel L. Shook



By:           /s/   Irwin I. Gelbart                            Director
    -------------------------------------------
                   Irwin I. Gelbart



By:           /s/   J. Mark Myers                               Director
    -------------------------------------------
                   J. Mark Myers



By:           /s/   Kenneth Chuan-kai Leung                     Director
    -------------------------------------------
                   Kenneth Chuan-kai Leung


                           SYNAGRO TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Report of Independent Public Accountants                                                                   F-1

Report of Independent Certified Public Accountants                                                         F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996                                               F-3

Consolidated Statements of Operations for the Years Ended December 31, 1997,
1996 and 1995                                                                                              F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997,
1996 and 1995                                                                                              F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
1996 and 1995                                                                                              F-6-7

Notes to Consolidated Financial Statements                                                                 F-8


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Synagro Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Synagro Technologies, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synagro Technologies, Inc., and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Houston, Texas
February 20, 1998 (except with respect
   to certain matters discussed in Note 7 and the matters discussed in Note 14, as to which the date is April 14, 1998)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Synagro Technologies, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Synagro Technologies, Inc. and subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Synagro Technologies, Inc. and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 28, 1996

                           SYNAGRO TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                              December 31
                                                                      ----------------------------
                                                                           1997            1996
                                                                      -----------    -------------
                               ASSETS
                               ------
CURRENT ASSETS:
   Cash and cash equivalents                                          $    166,994    $    643,109
   Short-term investments                                                   64,504         560,000
   Restricted cash, current portion                                        172,925         159,285
   Accounts receivable, net of allowance of $189,862
     and $287,514                                                        3,942,355       2,910,781
   Notes receivable                                                        500,133              --
   Prepaid expenses and other current assets                             1,330,018         218,224
                                                                      ------------    ------------

                     Total current assets                                6,176,929       4,491,399

PROPERTY, MACHINERY AND EQUIPMENT, net                                   8,914,588       8,582,862

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $869,079
     and $737,184                                                        4,430,277       4,562,172
   Restricted cash, long-term portion                                      173,387         186,077
   Assets held for sale, net                                                    --         702,246
   Other                                                                   249,938         106,531
                                                                      ------------    ------------
                     Total assets                                     $ 19,945,119    $ 18,631,287
                                                                      ============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                  $  2,951,291    $  2,434,057
   Accounts payable and accrued expenses                                 4,021,610       4,132,212
                                                                      ------------    ------------
                     Total current liabilities                           6,972,901       6,566,269

LONG-TERM DEBT, net                                                      5,494,549       8,262,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.002 par value, authorized 10,000,000 shares,
     none issued and outstanding                                                --              --
   Common stock, $.002 par value, authorized 100,000,000 shares,
     7,610,305 shares and 6,355,434 shares issued and outstanding           15,221          12,712
   Additional paid-in capital                                           25,323,915      22,579,380
   Accumulated deficit                                                 (17,861,467)    (18,789,968)
                                                                      ------------    ------------
                     Total stockholders' equity                          7,477,669       3,802,124
                                                                      ------------    ------------
                     Total liabilities and stockholders' equity       $ 19,945,119    $ 18,631,287
                                                                      ============    ============




  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995





                                                               1997             1996            1995
                                                            ------------    ------------    ------------
 NET SALES                                                  $ 25,303,069    $ 22,977,404    $ 17,976,049

 COST OF SERVICES                                             21,007,387      19,254,903      15,117,950
                                                            ------------    ------------    ------------

                        Gross profit                           4,295,682       3,722,501       2,858,099
                                                            ------------    ------------    ------------

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  3,571,765       6,141,013       4,150,437

 OTHER CHARGES (CREDITS):
    Loss on assets held for sale and other special
      charges / (credits)                                       (721,286)      4,841,807       2,158,025
    Write-off of goodwill                                             --              --         286,000
                                                            ------------    ------------    ------------
                         Income (Loss) from operations         1,445,203      (7,260,319)     (3,736,363)
                                                            ------------    ------------    ------------

 OTHER INCOME (EXPENSE):
    Other income, net                                            407,177         344,095         120,780
    Interest                                                    (923,879)       (672,706)       (937,586)
                                                            ------------    ------------    ------------
                                                                (516,702)       (328,611)       (816,806)
                                                            ------------    ------------    ------------

 NET INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAXES               928,501      (7,588,930)     (4,553,169)

 PROVISION FOR INCOME TAXES                                           --              --              --
                                                            ------------    ------------    ------------

 NET INCOME (LOSS)                                          $    928,501    $ (7,588,930)   $ (4,553,169)
                                                            ============    ============    ============

 INCOME PER COMMON AND COMMON SHARE EQUIVALENT:
    Net income (loss), basic                                $        .12    $      (1.21)   $      (1.59)
    Net income (loss), diluted                              $        .12    $      (1.21)   $      (1.59)

 WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC                    7,545,113       6,266,759       2,864,195
 WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED                  7,740,344       6,266,759       2,864,195




      Reflects a one for 15 reverse stock split effective on July 3, 1995.










  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                               COMMON STOCK           ADDITIONAL
                                          -----------------------       PAID-IN      ACCUMULATED
                                           SHARES        AMOUNT         CAPITAL        DEFICIT        TOTAL
                                          ---------    ----------    ------------   ------------  ------------
 BALANCE, December 31, 1994               1,957,449    $    3,915    $ 16,855,772   $ (6,647,869) $ 10,211,818
    Sale of common stock                  3,000,000         6,000       5,994,000              --    6,000,000
    Conversion of long-term debt            715,709         1,431       1,468,527              --    1,469,958
    Conversion of long-term debt,
      related parties                       400,000           800         799,200              --      800,000
    Offering costs                           12,867            26      (1,382,928)                  (1,382,902)
    Exercise of options                      18,999            38         121,676              --      121,714
    Shares issued for services                8,800            18          29,216              --       29,234

    Shares repurchased in legal
      settlement                            (20,000)          (40)       (500,960)             --     (501,000)
    Repurchase of shares                     (1,067)           (2)        (23,998)             --      (24,000)
    Shares exchanged for investment         (40,000)          (80)     (1,199,920)             --   (1,200,000)
    Net Loss                                     --            --              --      (4,553,169)  (4,553,169)
                                          ---------      --------     -----------    ------------   ----------
 BALANCE, December 31, 1995               6,052,757        12,106      22,160,585     (11,201,038)  10,971,653

    Shares issued for acquisition           155,000           310         222,425              --      222,735
    Conversion of long-term debt            144,344           289         189,711              --      190,000
    Exercise of options                       3,333             7           6,659              --        6,666
    Net Loss                                     --            --              --      (7,588,930)  (7,588,930)
                                          ---------      --------     -----------    ------------   ----------
 BALANCE, December 31, 1996               6,355,434        12,712      22,579,380     (18,789,968)   3,802,124

    Redemption of warrants, net           1,324,243         2,648       2,947,412              --    2,950,060
    Shares exchanged in repayment of                                                           --
      notes receivable and other            (74,372)         (149)       (212,867)                    (213,016)
    Exercise of options                       5,000            10           9,990              --       10,000
    Net Income                                   --            --              --         928,501      928,501
                                          ---------      --------     -----------    ------------   ----------
 BALANCE, December 31, 1997               7,610,305      $ 15,221     $25,323,915    $(17,861,467)  $7,477,669
                                          =========      ========     ===========    ============   ==========





      Reflects a one for 15 reverse stock split effective on July 3, 1995.











  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                                1997          1996         1995
                                                            -----------   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net lncome (Loss)                                        $   928,501   $(7,588,930) $(4,553,169)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities-
       Depreciation                                           1,498,255     1,951,518    1,681,616
       Amortization                                             131,895       255,690      505,295
       Write-off of goodwill                                         --            --      286,000
       Loss on assets held for sale and other special
         charges (credits)                                     (721,286)    4,841,807    2,158,025
       Gain on sale of property, machinery and equipment       (251,470)     (261,319)      (5,597)
       Stock issued for payment of interest and services             --            --       64,196
       Conversion of accrued interest into note payable              --            --       33,533
       Other                                                   (113,133)           --     (119,028)
       (Increase) decrease in the following, excluding
         the effects of acquisitions-
           Accounts receivable                               (1,408,821)     (635,872)     505,557
           Inventory                                                 --       111,429      459,623
           Prepaid expenses and other current assets         (1,111,794)      758,253     (362,655)
           Other assets                                        (143,407)      (27,627)    (106,042)
       Increase (decrease) in the following excluding
         the effects of acquisitions-
           Accounts payable and accrued expenses                 (9,315)    1,472,235     (209,285)
                                                            ===========   ===========  ===========
       Net cash provided by (used in) operating              (1,200,575)      877,184      338,069
                                                            -----------   -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses, net of cash acquired                      --    (1,277,265)          --
   Purchase of property, machinery and equipment             (1,089,076)   (1,404,815)  (1,224,110)
   Proceeds from sale of property, machinery and equipment      456,564       640,404      559,033
   Sales (purchases) of short-term investments, net             495,496       455,743   (1,015,743)
   Proceeds from notes receivable                               121,286            --           --
                                                            -----------   -----------  -----------
        Net cash used in investing activities                   (15,730)   (1,585,933)  (1,680,820)
                                                            ===========   ===========  ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                         1,082,410     5,797,696    3,538,284
   Payments on debt                                          (3,301,330)   (7,135,023)  (4,638,099)
   Increase in restricted cash                                     (950)       (5,105)    (103,825)
   Deferred offering costs                                           --            --      128,663
   Sale of common stock, net of offering costs                2,960,060         6,666    4,807,290
   Purchase of common stock                                          --            --      (24,000)
                                                            -----------   -----------  -----------
        Net cash provided by (used in) financing activities     740,190    (1,335,766)   3,708,313
                                                            -----------   -----------  -----------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS                    (476,115)   (2,044,515)   2,365,562

CASH AND CASH EQUIVALENTS, beginning of year                    643,109     2,687,624      322,062
                                                            -----------   -----------  -----------
CASH AND CASH EQUIVALENTS, end of year                      $   166,994   $   643,109  $ 2,687,624
                                                            ===========   ===========  ===========






  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   (Continued)





                                                                1997              1996             1995
                                                                ----              ----             ----
       SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                          $ 942,877         $ 760,339        $ 880,668


                   NONCASH INVESTING AND FINANCING ACTIVITIES

The Company sold the operations of a wholly-owned subsidiary in 1997. The net assets and liabilities sold were approximately $978,000 and assumed debt by the purchaser was approximately $978,000 in exchange for a note receivable of approximately $1.4 million which was reserved at the date of sale.

In 1997, $946,000 of assets were purchased in accordance with a purchase and sale agreement. The purchase was financed through debt.

In 1997, $212,998 of notes receivable was repaid with 65,538 shares of common stock.

The Company purchased all of the common stock of an entity during 1996. The assets acquired and liabilities assumed were as follows for the year ended December 31, 1996:


Fair value of assets acquired                                                 $ 6,211,327
Liabilities assumed                                                            (3,115,766)
Promissory notes payable                                                       (1,595,561)
Common stock issued                                                              (222,735)
                                                                              -----------
                         Net cash paid                                        $ 1,277,265
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

                           SYNAGRO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

Organization and Line of Business

Synagro Technologies, Inc. (the Company), is engaged in the biosolids management business. The Company does this through beneficial reuse of organic materials, transportation and monitoring of biosolids, and the marketing of end products from the treatment of such materials. The Company's primary concentration of customers is in the states of Arkansas, Arizona, California, Georgia, Maryland, Ohio, Pennsylvania, Texas, Virginia and the District of Columbia.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash Equivalents and Short-Term Investments

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Short-term investments have maturities greater than three months at the date of purchase. At December 31, 1997 and 1996, short-term investments consisted of certificates of deposit. All short-term investments have been classified as held-to-maturity at December 31, 1997 and 1996. These investments have various maturity dates which do not exceed one year. These securities are carried at cost which approximates fair value.

Property, Machinery and Equipment

Property, machinery and equipment is stated at cost. Depreciation is being provided using straight-line and accelerated methods over estimated useful lives of three to twenty years. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

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

In the second quarter of 1997, the Company changed the estimated useful lives of certain fixed assets. The change did not materially effect current year depreciation expense.

Goodwill

In 1997, the Company changed the estimated useful lives of remaining excess of cost over the fair value of net assets (goodwill) at one of its subsidiaries from 20 to 40 years. As a result of the change, the Company recorded $96,986 less in amortization expense in the current year. Amortization expense was $131,895, $255,690, and $246,376 in 1997, 1996 and 1995, respectively.

In the event that facts and circumstances indicate that goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary. The Company believes the goodwill remaining as of December 31, 1997, is fully realizable.

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

Long-Lived Assets

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 121 on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's adoption of SFAS No. 121 did not materially impact the results of its operations.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform with the 1997 presentation.

(2)      ACQUISITIONS --

On August 1, 1997, the Company acquired the assets and certain revenue contracts of a division of an unrelated company in Georgia, Ohio, Pennsylvania, Maryland, Virginia, and the District of Columbia for $946,000 in cash.
The acquisition was accounted for under the purchase method.

Effective July 1, 1996, the Company acquired all the issued and outstanding stock of Pima Gro Systems, Inc., and Pima Gro Systems 2, Inc. (collectively, PimaGro), a company engaged in the business of recycling and transportation of biosolids. The aggregate purchase price was $3,095,561, consisting of $1,277,265 in cash, $1,595,561 in notes payable and 155,000 shares of the Company's common stock valued at $222,735, subject to an additional contingent sum on the purchase price of $5.20 for each dollar by which the pretax earnings of PimaGro, for each of the fiscal years during 1996 through 1998, exceed the base amount of $380,000 in 1996 and, subject to certain adjustments to the base amount, during the two following fiscal years. The additional contingent sum may be payable by the Company, if at all, in cash, common stock or promissory notes, or any combination thereof. Such amounts which may be payable as contingent sum payments will be held in escrow until March 31, 1999, and subject to reduction based on amounts expended by the Company for certain capital expenditures and costs reserved for the development of certain business sites. As of December 31, 1997, there were no additional contingent amounts payable by the Company. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of PimaGro have been included in the operating results of the Company since the date of acquisition. The excess of the total acquisition cost over the fair value of the net assets acquired (goodwill) in the amount of $1,419,000 is being amortized on a straight-line basis over 40 years.

The following unaudited pro forma information for the periods set forth below gives effect to the acquisition of Pima Gro as if it had occurred at the beginning of each period. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates.



                                                                                            YEAR ENDED
                                                                                      DECEMBER 31 (UNAUDITED)
                                                                                   ----------------------------
                                                                                       1996             1995
                                                                                   -----------      -----------
Net sales                                                                          $27,152,000      $26,524,000
Net loss                                                                           $(7,547,000)     $(4,173,000)
Net loss per share (basic and diluted)                                             $     (1.19)     $     (1.38)



(3)      PROPERTY, MACHINERY AND EQUIPMENT --

Property, machinery and equipment consists of the following:



                                                                                          DECEMBER 31
                                                                                  -----------------------------
                                                                                      1997             1996
                                                                                  ------------     ------------
Land                                                                              $    576,884     $    676,884
Buildings                                                                              252,093          483,207
Machinery and equipment                                                             12,678,260       11,332,460
Office furniture and equipment                                                         362,578          338,663
Leasehold improvements                                                                  93,080           99,555
Construction in process                                                                116,725          162,075
                                                                                  ------------     ------------
                                                                                    14,079,620       13,092,844

Less- Accumulated depreciation and amortization                                      5,165,032        4,509,982
                                                                                  ------------     ------------
                                                                                  $  8,914,588     $  8,582,862
                                                                                  ============     ============


(4)      AGENCY RIGHTS --

The Company had the exclusive agency rights to market the "N-Viro Process" in the southwestern United States. The "N-Viro Process" is a process to convert biological organic waste into marketable products. The Company acted as the agent to collect all of the fees from any licensees and to pay to N-Viro International any amounts not payable to the Company as compensation pursuant to the agency and license agreements.

In December 1996, the Company decided to wind down and discontinue its operations relating to the N-Viro Process and accordingly determined that a permanent impairment had occurred in the value of the agency rights. The carrying value of the agency rights of $1,178,325 was charged to operations. In addition, the Company sold certain assets related to these operations and recorded a charge to operations in the fourth quarter of 1996 amounting to $1,200,426 to adjust the carrying values of these assets to their estimated fair market values. These charges are included in "loss on assets held for sale and other special charges (credits)" in the accompanying consolidated statements of operations. The remaining assets in the amount of $397,040 and $436,508 in 1997 and 1996, respectively, have been classified as property, machinery and equipment in the accompanying consolidated balance sheet at December 31, 1997 and 1996.

(5)      INVESTMENT IN PARTNERSHIP --

In 1995, the Company sold its limited partnership interest in N-Viro Energy Systems in exchange for 40,000 shares of the Company's common stock, valued at $1,200,000.

(6)      EQUITY INVESTMENT --

In 1994, the Company entered into a 50 percent/50 percent partnership agreement with N-Viro International pursuant to which the Company agreed to transfer the Company's rights for the Central and South America N-Viro Process" license agreement to Pan-American N-Viro, Inc. (Pan-American). The corporation was formed by the parties for the purpose of marketing the N-Viro Technology in the South and Central American and Caribbean territories. N-Viro International contributed $150,000 in cash and its marketing and technical expertise to Pan-American.

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

(7)      DEBT --

Credit Facility

On December 16, 1996, the Company, through two of its subsidiaries, obtained a new credit facility with a bank. The credit facility consists of a $5 million revolving line of credit and a $5 million term loan. The credit facility was used to retire certain debt payable to various individuals and financial institutions. The credit facility is secured by substantially all of the Company's assets. The Company is required to pay a facility fee of 1 percent and
 .5 percent for 1997 and 1998, respectively. In addition, the agreement provides for a prepayment premium of $100,000 through December 16, 1997, and $50,000 through December, 1998.

The credit facility matures September 30, 1999, as a result of an extension negotiated in April 1998 , and bears interest at the prime rate plus 1 percent (9.5 percent at December 31, 1997). The weighted average interest rate in 1997 was 9.5%. Amounts available under the line of credit at December 31, 1997 totaled approximately $1,446,000 and are subject to a borrowing base consisting of 85 percent of eligible accounts receivable, as defined. The term loan requires principal payments of $1,000,000 a year with the remaining principal balance due upon maturity.

Pursuant to the terms of the credit facility, the Company is required to satisfy certain financial covenants. Specifically, the two subsidiaries of the Company are required to maintain (a) a ratio of current assets to current liabilities of 1 to 1, (b) a ratio of debt to tangible net worth, as defined, not to exceed 2.5 to 1 and (c) a tangible net worth, as defined, of not less than $3,600,000 through September 30, 1999, and $4,100,000 from January 1, 1997, through September 30, 1999. The bank has the right to accelerate borrowings outstanding in the event the bank reasonably feels insecure for any material reason. Additionally, the Company's cash collections are subject to a lockbox arrangement. As a result, in order to comply with Emerging Issues Task Force pronouncement 95-22, the Company has classified the revolving line of credit portion of the credit facility as a current liability in the accompanying balance sheet as of December 31, 1997. However, management believes the bank will continue to provide credit to the Company through the expiration date of September 30, 1999.

Third-Party Debt

The Company has third-party debt, including the credit facility discussed above, as follows:



                                                                                          DECEMBER 31
                                                                                   ------------------------
                                                                                      1997          1996
                                                                                   -----------  -----------
Term loan with a bank                                                              $ 4,000,000  $ 4,614,099
Revolving line of credit with a bank                                                 1,037,270           --
Economic development revenue bonds                                                     945,000    1,030,000
Notes payable to banks and financial institutions, maturing in varying installments through the year 2002, secured by certain assets of the Company, with interest rates ranging from 4% to 10%, $300,000 guaranteed by
   an officer of the Company                                                           300,000      898,425
Notes payable to financial institutions, maturing in varying installments through the year 2000, secured by certain assets of the Company, with interest rates ranging from 8% to 16.56%, assumed by purchasers of Organi-Gro
   (see Note 13)                                                                            --    1,034,743
Notes payable to financial institutions and individuals, maturing in varying installments through the year 2008, secured by equipment and real estate, with
   interest rates ranging from 8% to 10%                                             1,764,680    1,524,123
Note payable to former owners of PimaGro, maturing in 1998, secured by Pima Gro common
   stock, bearing interest at 8%                                                       398,890    1,595,561
                                                                                   -----------  -----------
                                   Total debt                                        8,445,840   10,696,951

Less- Current maturities                                                             2,951,291    2,434,057
                                                                                   -----------  -----------
                                   Long-term debt                                  $ 5,494,549  $ 8,262,894
                                                                                   ===========  ===========



The economic development revenue bonds have annual maturities of $90,000 in 1998, increasing to $150,000 by its maturity date in 2005. Interest was payable at 6.9 percent and 6.8 percent per annum in 1997 and 1996, respectively, increasing to 7.3 percent by 2005. Monthly payments are required to be deposited into restricted cash accounts from which the annual principal and semiannual interest are paid. Included in the accompanying consolidated balance sheets as of December 31, 1997 and 1996, is restricted cash of $346,312 and $345,362, respectively, for future payment of principal and interest on the bonds. The bonds are secured by certain real estate in Arkansas and are guaranteed by an officer of the Company.

In January 1996, $190,000 of convertible promissory notes were converted to 144,344 shares of the Company's common stock and the remaining $1,225,001 of the notes were repaid.

Principal payments of debt are as follows:

Year ending December 31-


       1998                                      $  2,951,291
       1999                                         3,829,643
       2000                                           328,067
       2001                                           358,099
       2002 and thereafter                            978,740
                                                 ------------
       Total                                     $  8,445,840
                                                 ============


(8)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES --

Accounts payable and accrued expenses consist of the following:




                                                                                          DECEMBER 31
                                                                                   --------------------------
                                                                                      1997            1996
                                                                                   ----------      ----------
Accounts payable                                                                   $2,461,811      $1,989,263
Accrued legal and other claims costs                                                  937,065        858,480
Professional fees                                                                      90,000        389,430
Accrued salaries and benefits                                                          77,803        365,984
Other accrued expenses                                                                454,931        529,055
                                                                                   ----------      ----------
                   Total                                                           $4,021,610      $4,132,212
                                                                                   ==========      ==========


(9)      INCOME TAXES --

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This standard provides the method for determining the appropriate asset and liability for deferred taxes which are computed by applying applicable tax rates to temporary (timing) differences. Therefore, expenses recorded for financial statement purposes before they are deducted for tax purposes create temporary difference which give rise to deferred tax assets. Expenses deductible for tax purposes before they are recognized in the financial statements create temporary differences which give rise to deferred tax liabilities.

Significant components of the Company's deferred tax liabilities and assets for federal income taxes consist of the following:




                                                                                          DECEMBER 31
                                                                                   --------------------------
                                                                                       1997           1996
                                                                                   -----------    -----------
Deferred tax assets-
   Net operating loss carryforwards                                                $ 3,756,000    $ 2,612,000
   Accrual not currently deductible for tax purposes                                   240,000        412,000
   Allowance for bad debts                                                              65,000         98,000
   Write-off of assets not currently deductible for tax purposes                       505,000        591,000
   Difference between book and tax bases of fixed assets                                    --         70,000
   Other                                                                                 1,000          3,000
                                                                                   -----------    -----------
                     Total deferred tax assets                                       4,567,000      3,786,000

Valuation allowance for deferred tax assets                                        (4,143,000)     (3,786,000)

Deferred tax liability-
   Differences between book and tax bases of fixed assets                             (424,000)            --
                                                                                   -----------    -----------
                     Net deferred tax liability                                    $        --    $        --
                                                                                   ===========    ===========


As of December 31, 1997, the Company has generated net operating loss (NOL) carryforwards of approximately $11,047,000 available to reduce future income taxes. These carryforwards begin to expire in 2004 through 2012. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Accordingly, the Company's ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has incurred losses in recent years and the utilization of these carryforwards could be limited as discussed above, a valuation allowance has been established to fully offset the net deferred tax asset at December 31, 1997 and 1996. The valuation allowance increased $357,000 and $2,121,000 for the year ended December 31, 1997 and 1996, respectively, due to the Company's tax losses.

(10)     COMMITMENTS AND CONTINGENCIES --

Leases

The Company leases certain facilities for its corporate and operations offices under non-cancelable long-term lease agreements. Minimum annual rental commitments under these leases are as follows:


Year ending December 31-
     1998                                                        $   537,685
     1999                                                            312,388
     2000                                                            166,990
     2001                                                             26,409
     2002                                                                 --
                                                                 -----------
                                                                 $ 1,043,472
                                                                 ===========


Rental expense was $530,685, $633,751 and $160,683 for 1997, 1996 and 1995,
respectively.

Litigation

The Company is involved in litigation and claims arising in the ordinary course of its business. Management believes, based on consultation with legal counsel and accruals provided, that the ultimate outcome of these matters will not have a material adverse impact on the Company's operations or financial position.

(11)     STOCK, STOCK OPTIONS AND WARRANTS --

Reorganization

In 1995, the Company effected a recapitalization that included a 1 for 15 reverse stock split of the common stock. The common stock outstanding and weighted average shares outstanding for all years presented have been adjusted for this stock split. The financial statements give effect to these transactions for all years presented.

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

On December 23, 1996, the Company called the 3,000,000 warrants, for redemption on February 22, 1997. Prior to redemption, 1,324,243 warrants were converted into common shares providing net proceeds to the Company of

$3,117,636 in 1997. In February 1997, the remaining 1,675,757 warrants were redeemed by the Company for $167,576.

Warrants

At December 31, 1997 and 1996, the Company had warrants to purchase 16,667 shares of common stock outstanding, which are exercisable at $90.00 per share and expire December 1998.

Stock Option Plans

At December 31, 1997, the Company had outstanding stock options granted under the Amended and Restated 1993 Stock Option Plan (the Plan) for officers, directors, key employees and certain consultants of the Company.

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

A summary of the Company's stock option plans as of December 31, 1997, 1996 and 1995, and changes during those years is presented below:




                                                                                                    WEIGHTED
                                                                                                     AVERAGE
                                                                                   SHARES UNDER     EXERCISE
                                                                                      OPTION          PRICE
                                                                                     --------       --------
Options outstanding at December 31, 1994                                                   --      $     --
   Converted from "other" options                                                      24,100         10.80
   Granted                                                                             99,894          9.64
   Canceled/expired                                                                   (13,067)        10.80
   Exercised                                                                          (19,000)         6.56
                                                                                      -------

Options outstanding at December 31, 1995                                               91,927         10.48
   Granted                                                                            174,667          2.00
   Canceled/expired                                                                  (162,662)         5.09
   Exercised                                                                           (3,333)         2.00
                                                                                      -------
Options outstanding at December 31, 1996                                              100,599          4.75
   Granted                                                                            206,000          2.13
   Canceled/expired                                                                   (29,667)         2.89
   Exercised                                                                           (5,000)         2.00
                                                                                      -------
Options outstanding at December 31, 1997                                              271,932          2.58
                                                                                      =======
Exercisable at December 31, 1997                                                      116,914
                                                                                      =======


At December 31, 1997, there were 268,068 shares of common stock reserved under the Plan for the future granting of stock options.

Other options

In addition to options issuable under the stock option plans, the Company has options outstanding to employees and consultants of the Company. The options were issued at exercise prices equal to or greater than the fair market value at the grant date of the options.

The following summarizes the stock option transactions of the "other" options:




                                                                                                    WEIGHTED
                                                                                                     AVERAGE
                                                                                    SHARES UNDER    EXERCISE
                                                                                       OPTION         PRICE
                                                                                    ------------    --------
Options outstanding at December 31, 1994                                                26,100     $  56.25
   Canceled/expired                                                                     (2,000)       56.25
   Converted to ISOP/NSOP                                                              (24,100)       56.25
   Granted                                                                             400,000        10.80
                                                                                     ---------
Options outstanding at December 31, 1995                                               400,000        10.80
                                                                                     ---------
   Granted                                                                             221,296         2.00
                                                                                     ---------
Options outstanding at December 31, 1996                                               621,296         2.00
                                                                                     ---------
   Granted                                                                             806,800         3.03
                                                                                     ---------
Options outstanding at December 31, 1997                                             1,428,096         2.58
                                                                                     =========
Exercisable at December 31, 1997                                                     1,229,821         2.58
                                                                                     =========


During 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, which is effective for fiscal years beginning after December 15, 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. SFAS No. 123 requires, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an option-pricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the income statement or making pro forma disclosures in the notes to the financial statements for employee stock-based compensation.

The Company continues to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for its stock option plans. Had the Company elected to apply SFAS No. 123, the Company's net loss and loss per share would have approximated the pro forma amounts indicated below:



                                                                   1997             1996             1995
                                                               -----------      -----------      -----------
       Net income (loss)
          As reported                                          $   928,501      $(7,588,930)     $(4,553,169)
          Pro forma                                             (1,212,604)      (7,781,351)      (5,194,188)
       Diluted earnings (loss) per share-
          As reported                                          $       .12     $      (1.21)    $      (1.59)
          Pro forma                                                   (.16)           (1.24)           (1.81)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value of $2.79, $0.78, and $7.47 for grants made during the years ended December 31, 1997, 1996, and 1995, respectively. The following assumptions were used for option grants in 1997, 1996 and 1995, respectively: expected volatility of 70 percent, 87 percent and 78 percent; risk-free interest rates of 6.45 percent,
6.47 percent, and 6.04 percent; and expected lives of up to 6.5 years. The compensation expense included in the above pro forma net income data, may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined.

The FASB issued SFAS No. 128, "Earnings Per Share" in February 1997. Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation outstanding stock options are considered common stock equivalents. The following table summarizes the basic EPS and diluted EPS computations for fiscal 1997, 1996 and 1995 (in thousands, except per share amounts):



                                                                      1997             1996              1995
                                                                  ----------       ------------      ------------
Basic earnings per share:
   Net income (loss)                                              $  928,501       $ (7,588,930)     $ (4,553,169)
                                                                  ----------       ------------      ------------
   Weighted average number of common shares                        7,545,113          6,266,579         2,864,195
                                                                  ----------       ------------      ------------
   Basic earnings (loss) per share                                $     0.12       $      (1.21)     $      (1.59)
                                                                  ==========       ============      ============
Diluted earnings (loss) per share:
   Net income available to common stockholders                    $  928,501       $ (7,588,930)     $  4,553,169
                                                                  ----------       ------------      ------------
   Weighted average number of common shares                        7,545,113          6,266,579         2,864,195
                                                                  ----------       ------------      ------------
   Stock options and other                                           195,231                 --                --
                                                                  ----------       ------------      ------------
   Adjusted weighted average number of common shares               7,740,344          6,266,579         2,864,195
                                                                  ----------       ------------      ------------
   Diluted earnings (loss) per share                              $     0.12       $      (1.21)     $      (1.59)
                                                                  ==========       ============      ============


(12)     STOCKHOLDERS' RIGHTS PLAN --

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

(13)     OTHER CHARGES (CREDITS) TO OPERATIONS --

Sale of Organi-Gro, Inc.

In March 1997, the Company sold the operations of Organi-Gro, a wholly owned subsidiary, to its former owners. Consideration included subordinated notes of approximately $1.4 million and the assumption of certain debt and liabilities. The notes are payable in equal monthly installments of approximately $15,000 for 48 months following the first anniversary date of the note and bears interest at a rate of 6 percent. In addition, proceeds received from the sale of products by the purchaser are to be remitted on a monthly basis with a total amount of $603,930 due no later than September 16, 1998. The balance of the notes are due in March 2002. The notes were reserved at the date of sale due to considerable doubt relative to realization. During 1997, approximately $300,000 was realized on the notes through cash collections or other consideration and has been included in "loss on assets held for sale and other special charges (credits)" in the accompanying consolidated statements of operations. During the fourth quarter of 1997, management assessed realization of the notes based on collection history to date and current financial condition of the purchasers and recognized approximately $500,000 of the notes which has also been included in "loss on assets held for sale and other special charges (credits)". As a result of the sale, the Company recorded a charge to operations in the fourth quarter of 1996 amounting to approximately $2.5 million to adjust the carrying value of Organi-Gro's net assets to its estimated fair market value. This charge is included in "losses on assets held for sale and other special charges (credits)" in the accompanying consolidated statements of operations.

During December 1997, one of the notes was substantially paid off with the remaining balance being paid in lieu of cash by the buyers, providing repair services on equipment in the amount of $1,000 per month for the next 50 months.

Write-Off of Fixed Assets

At December 31, 1995, the Company determined that certain equipment had suffered impairment in value. This equipment, which was acquired in October 1994, and for which additional refurbishing costs were incurred in 1995, had suffered impairment of $1,091,991 due to operating losses and the decision to not actively pursue the business which utilized that equipment. In addition, the Company determined that certain other equipment had suffered permanent impairment of $290,000 due to operating losses and the decision to not pursue the business which utilized that equipment. Accordingly, a provision in the amount of $1,381,991 for impairment of fixed assets was charged to operations and is included in "loss on assets held for sale and other special charges (credits)" in the accompanying consolidated statements of operations. In addition, the remaining net book value of these assets amounting to $605,000 has been classified as machinery and equipment held for sale at December 31, 1995. In 1996, these assets were sold resulting in a gain of approximately $200,000 which is included in "other income" in the accompanying consolidated statements of operations.

Write-Off of Goodwill

At December 31, 1995, the Company determined that there had been a permanent impairment in the value of the excess of cost over fair value of net assets acquired (goodwill) relating to certain equipment which was written off as a result of the impairment. Accordingly, $286,000 of excess of cost over fair value of net assets acquired was charged to operations.

(14)     SUBSEQUENT EVENTS --

Extension of Credit Facility

On April 14, 1998, the maturity date of the credit facility, consisting of a $5 million revolving line of credit and a $5 million term loan, was extended to September 30, 1999.

Issuance of Preferred Stock

On March 31, 1998, the Company issued 1,458,335 shares of Series B Preferred Stock, par value $.002 per share for total consideration of $3,500,004.

The Series B Preferred Stock is convertible by the holders to common shares at a rate of 1:1, with a beneficial conversion feature permitting the shareholders to convert their holdings to common shares at $2.40. The market price of the Company's common stock at date of issuance was $4.81. The Company will recognize the value of the beneficial conversion feature of approximately $3.5 million as a preferred dividend during its first quarter of 1998. The value of such preferred dividend will have no impact on the Company's cash flows, but will reduce basic and diluted earnings available to common stockholders. The Company is required to effect one registration statement to register such securities. If any holder elects not to include its securities in such registration, they will have no other rights to have such securities registered except as discussed below. At any time the Company proposes to register for sale for cash any of its equity securities (excluding registrations on Form S-8 or Form S-4, or any comparable successor forms), the holders shall have the right to be included.

Each share of Preferred Stock is entitled to vote with the Common Stock with one vote per share. The vote of a majority of the Preferred Stock is required to validate certain specified actions by the Company. Holders of the Preferred Stock are entitled to a liquidation preference equal to the face value and accrued and unpaid dividends, if any, plus a special redemption premium in the event of a dissolution, liquidation or winding up of the affairs of the Company or if a change of control occurs, as defined. The special redemption premium begins at 112% of the liquidation preference in 1998 and increases to 172% in 2003 or thereafter.

Unless restricted from doing so by law or covenant of a loan or financing agreement, as defined therein, the Preferred Stock is redeemable by the Company on April 1, 2003, at the greater of the sum of $2.40 per share, and accrued but unpaid dividends, if any, or fair market value, as defined. The Preferred Stock will automatically convert to Common Stock in certain circumstances related to an underwritten public offering generating proceeds in excess of a defined amount or within four years if the Company achieves a certain level of trailing twelve-month diluted earnings per share. The Preferred Stock contains certain anti-dilution conversion features.

No dividends accrue on the Preferred Stock through its fifth anniversary date. Thereafter, if not redeemed, dividends accrue at a quarterly rate of $.108 per share, decreasing at a rate of $.0048 per quarter thereafter.
Dividends are payable in additionally issued Preferred Stock.

Stock Options

During March 1998, the Company granted 485,000 options to an officer at the market price of $3.25, with vesting at one third at time of grant, one third at the first anniversary and one third at the second anniversary.

During April 1998, the Company issued options to a newly elected director to buy 50,000 shares of common stock at the market price of $5.06.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                   ON SCHEDULE

To Synagro Technologies, Inc.:

We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Synagro Technologies, Inc., and subsidiaries included in this Form 10-K and have issued our report thereon dated February 20, 1997, except with respect to certain matters discussed in Note 7 and the matters discussed in Note 14 as to which the date is April 14, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 14 (a)(2) for Synagro Technologies, Inc., and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Houston, Texas
February 20, 1998

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

Singer Lewak Greenbaum & Goldstein LLP
Los Angeles, California
February 28, 1996

                                                                    SCHEDULE II
                           SYNAGRO TECHNOLOGIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                                  ADDITIONS
                                               BALANCE,          CHARGED TO
                                               BEGINNING          COSTS AND                          BALANCE,
          DESCRIPTION                           OF YEAR           EXPENSES          DEDUCTIONS      END OF YEAR
--------------------------------               ---------         -----------      -------------     -----------
Allowance for doubtful accounts-
   Year ended December 31, 1997                $287,514                 --        $  (97,652)(a)     $189,862

   Year ended December 31, 1996                $217,724          $ 268,463        $ (198,673)(a)     $287,514

   Year ended December 31, 1995                  36,622            184,377            (3,275)(a)      217,724



(a)      Recoveries, net of write-offs.

                                  EXHIBIT INDEX



  EXHIBIT                                DESCRIPTION OF EXHIBIT

     3.1          Restated Certificate of Incorporation of Synagro Technologies, Inc. (the "Company") dated August
                  16, 1996 (Exhibit 3.1 to the Company's  Post-Effective  Amendment No. 1 to Registration Statement
                  No. 33-95028, dated October 25, 1996, is incorporated herein by reference).

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

     4.3          Rights Agreement, dated as of December 20, 1996, between the Company and Intercontinental
                  Registrar & Transfer Agency, Inc., as Rights Agent, which includes as Exhibit A thereto the
                  Synagro Technologies, Inc. Statement of Designations, Preferences, Limitations and Relative
                  Rights of its Series A Junior Participating Preferred Stock, and as Exhibit C thereto the Form of Rights Certificate (Incorporated by reference to Exhibit No. 4.1 to Registrant's Registration
                  Statement on Form 8-A dated December 27, 1996).

    *4.4          Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock of
                  Synagro Technologies, Inc.

    *4.5          Registration Rights Agreement, dated as of March 31, 1998, among the Company, Environmental
                  Opportunities Fund, L.P., Environmental Fund (Cayman), L.P. and other purchasers of the
                  Company's Series B Preferred Stock as listed on Exhibit A thereto.

    *4.6          Specimen Series B Preferred Stock Certificate.

   *10.1          Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998 among the Company,
                  Environmental Opportunities Fund, L.P., Environment Opportunities Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto.

    10.2          Form of Indemnification Agreement. (Appendix F to the Company's Proxy Statement on Schedule 14A
                  for Annual Meeting of Stockholders, dated May 9, 1996, is incorporated herein by reference).

    10.3          Amended and Restated 1993 Stock Option Plan dated August 5, 1996. (Exhibit 4.1 to the Company's
                  Registration Statement on Form S-8 (No. 333-18029), dated December 17, 1996, is incorporated herein by reference).

    10.4          Lease Agreement between the Company and Green Coast Enterprises, Inc. dated February 1, 1996.
                  (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).

    10.5          Employment Agreement between Pima Gro Systems, Inc. and Wilson Nolan, dated July 18, 1996.
                  (Exhibit 10.1 to the Company's Current Report on Form 8-K, dated July 31, 1996, is incorporated herein by reference).

    10.6          Agreement for the Purchase of Stock by and among Synagro Technologies, Inc., CDR Environmental,
                  Inc., Pima Gro, Pima Gro Systems 2, Inc., Wilson Nolan, Herbert Kai and John Kai, Jr., dated
                  July 18, 1996. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 31, 1996, is incorporated herein by reference).

    10.7          6% Promissory Note made by Custom Poultry to Organi-Gro and the Company in the principal amount of $1,152,381, dated April 1, 1997 (Exhibit 10.8 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1996, is incorporated herein by reference).

    10.8          Guaranty of Tony D. Childers ("Childers") for 6% Promissory Note made by Custom Poultry to
                  Organi-Gro, dated April 1, 1997 (Exhibit 10.9 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1996, is incorporated herein by reference).

    10.9          6% Promissory Note made by Hodges to Organi-Gro and the Company in the principal amount of
                  $308,203, dated April 1, 1997. (Exhibit 10.10 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1996, is incorporated herein by reference).

   10.10          Guaranty of Childers and Jack Hodges for 6% Promissory Note made by Hodges to Organi-Gro, dated
                  April 1, 1997 (Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996, is incorporated herein by reference).

    16.1          Letter dated December 13, 1996, from Singer Lewak Greenbaum & Goldstein LLP to the Commission.
                  (Exhibit 16.1 to the Company's Current Report Form 8-K dated December 17, 1996 is incorporated herein by reference.)

   *21.1          Subsidiaries of Synagro Technologies, Inc.

   *27.1          Financial Data Schedule.
