Form 10-K/A
period 1997-12-31
SYNAGRO TECHNOLOGIES INC
filed 1998-04-30
CIK 895565

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                  FORM 10-K/A

(Mark One)


[x] AMENDING AND RESTATING ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         The number of shares outstanding of the issuer's common stock as of April 10, 1998 was 7,610,305. The aggregate market value of the 6,354,462 shares of the Company's Common Stock (and associated Preferred Stock Purchase Rights) held by non-affiliates of the Company, based on the market price of the Common Stock of $6.94 per share as of April 10, 1998, was approximately $44,084,080.

                         1997 FORM 10-K/A ANNUAL REPORT


                                TABLE OF CONTENTS




 Item                                                                                                 Page

                                                   PART I

   1      Business..............................................................................        1
          History of the Business...............................................................        1
          Business of the Company...............................................................        1
          Mergers, Acquisitions and Dispositions................................................        2
          Government Regulation.................................................................        4
          Marketing.............................................................................        6
          Bonding Requirements..................................................................        6
          Competition...........................................................................        6
          Patent and Trademarks.................................................................        6
          Employees.............................................................................        7
   2      Properties............................................................................        7
   3      Legal Proceedings.....................................................................        7
   4      Submission of Matters to a Vote of Security Holders...................................        8


                                                   PART II

   5      Market for Registrant's Common Equity and Related Stockholder Matters.................        8
   6      Selected Financial Data...............................................................        8
   7      Management's Discussion and Analysis of Financial Condition and Results of Operations.        9
          General...............................................................................        9
          Results of Operations.................................................................        9
          Bonding...............................................................................       12
          Year 2000 System Requirements.........................................................       12
          Liquidity and Capital Resources.......................................................       12
   8      Financial Statements and Supplementary Data...........................................       13
   9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..       13


                                                  PART III

  10      Directors and Executive Officers of the Registrant....................................       13
  11      Executive Compensation................................................................       15
  12      Security Ownership of Certain Beneficial Owners and Management........................       17
  13      Certain Relationships and Related Transactions........................................       18


                                                   PART IV

  14      Exhibits. Financial Statement Schedules and Reports on Form 8-K.......................       19
          Financial Statements..................................................................       19
          Exhibit Index.........................................................................       19


         This report on Form 10-K/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those discussed below. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including those set forth under Item 1. "Business" and Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


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




                                                                     YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                    1997          1996          1995         1994         1993
                                                 ----------    ----------    ----------   ----------   ----------
             FINANCIAL HIGHLIGHTS                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales....................................      $ 25,303    $ 22,977     $ 17,976     $ 13,197     $  9,482
Gross profit.................................         4,296       3,723        2,858        2,502        2,136
Selling, general and administrative expenses.         3,572       6,141        4,150        3,900        3,393
Other charges (credits)......................          (721)      4,842        2,444        3,169           --
Interest expense, net........................           924         673          938          626          576
Net income (loss)............................           929      (7,589)      (4,553)      (4,165)      (1,999)
Net income (loss) per share (basic and diluted)         .12       (1.21)       (1.59)*      (2.19)*      (1.27)*
Working capital (deficit)....................          (796)     (2,075)       1,889         (667)         285
Total assets.................................        19,945      18,631       20,212       23,154       19,931
Total long-term debt, net....................         5,495       8,263        4,448        8,396        7,330
Stockholders' equity.........................         7,478       3,802       10,972       10,212        8,655



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

Results Of Operations

         The following table sets forth certain items included in the Selected Financial Data, as a percentage of net sales for the periods indicated:





                                                                                 Year Ended December 31,
                                                                         1997             1996            1995
                                                                         ----             ----            ----
STATEMENT OF OPERATIONS DATA:
Net sales.....................................................           100%             100%            100%
Gross profit..................................................          17.0             16.2            15.9
Selling, general and administrative expenses..................          14.1             26.7            23.1
Other charges (credits).......................................          (2.9)            21.1            13.6
Interest expense, net.........................................           3.7              2.9             5.2
Net income (loss).............................................           3.7            (33.0)          (25.3)


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


         In 1997, the Company generated negative cash flows from operations of ($1,200,575) primarily due to the funding of working capital needs of the acquisition mentioned above.


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

         At December 31, 1997, the Company had a working capital deficit of $(795,972). The Company's revolving line of credit has a lock box requirement and subjective acceleration clause. As a result, in order to comply with Emerging Issues Task Force pronouncement 95-22, the Company has classified the revolving line as a current liability. However, management believes the bank will continue to provide credit to the Company through the expiration date of September 30, 1999. The Company believes that its cash requirements for 1998 can be met with its existing cash and short-term investments at December 31, 1997, the March 31, 1998 convertible preferred stock proceeds, cash flows from operations and its borrowing availability under its credit facility. Beyond 1998, there can be no assurances that additional financing requirements will not be required to maintain liquidity as the LaSalle credit facility will expire in September 1999 and will need to be renegotiated and/or refinanced prior to that time.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT


DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the Company's current directors and executive officers:




                                                                                                    COMMON STOCK
                                                                                                 BENEFICIALLY OWNED(1)
                                                                                                    APRIL 10, 1998
                                                                                            ----------------------------
                                                                                      DIRECTOR               PERCENT OF
     NAME                                       POSITION                        AGE    SINCE    SHARES (2)     CLASS
------------------------   ---------------------------------------------------- ----  --------  ----------   -----------
Donald L. Thone            Director and chairman of the board                    50     1993      927,622        11.3%
Ross M. Patten             Director, chief executive officer, and president      54     1998      161,667         2.1%
Daniel L. Shook            Director, vice president of finance, chief financial  44     1996      433,140         5.4%
                           officer, secretary and treasurer
Irwin I. Gelbart           Director                                              60     1991       35,017           *
J. Mark Myers              Director                                              49     1996       21,460           *
Kenneth Ch'uan-k'ai Leung  Director                                              53     1998       28,167           *



--------------

     *         Less than 1% of outstanding shares.

     (1) Each person has sole voting and investment power with respect to the shares listed.

     (2) Includes shares underlying stock options, as follows: Mr. Thone --610,622; Mr. Patten--161,667; Mr. Shook--424,140; Mr. Gelbart--
               35,017; Mr. Myers--1,667; and Mr. Leung--16,667.




         Donald L. Thone has been chairman of the board of directors since 1994. From January 1994 to February 1998, Mr. Thone served as chief executive officer and president of the Company. He was president of a subsidiary of the Company from July 1993 through November 1994. Mr. Thone was co-owner and president of Thone Brothers Trucking Inc., a transporter of biosolids and poultry waste primarily in the State of Arkansas, from 1984 until its acquisition by the Company and merger into CDR Environmental, Inc. ("CDR") in 1993. In addition, from 1983 to 1986 he was the owner and manager of River Valley Propane, Inc.

         Ross M. Patten was appointed by the board of directors to the position of president and chief executive officer in February 1998. Prior to joining the Company, Mr. Patten enjoyed a successful seventeen year career at Browning-Ferris Industries, where he last served as divisional vice president -- corporate development. He also served as executive vice president for development of Wheelbrator Technologies, a Waste Management, Inc. subsidiary, and Director and vice president -- business development at Resource NE, Inc, prior to its acquisition by Waste Management, Inc. Mr. Patten was a founder, principal and managing director of Bedford Capital, an investment firm specializing in environmental companies, and of Bedford Management, which provides consulting services to publicly held waste management and environment related companies in the areas of growth and acquisition strategy formation and implementation.



         Daniel L. Shook has been chief financial officer and vice president-finance of the Company since January 1996 and secretary since October 1996. Mr. Shook was vice president-finance and chief financial officer of U.S. Zinc Corp., a multi-state manufacturer, from December 1994 until January 1996, and vice president-finance, chief financial officer and treasurer of Gundle Environmental Systems, Inc., a public company that manufacturers and installs liners at sanitary and hazardous landfills, from September 1986 to December 1994.



         Irwin I. Gelbart has been vice president of Fed Met Stainless & Alloys Corporation, a distributor of flat rolled stainless steel products and a subsidiary of Federal Industries, a publicly traded company based in Mississauga, Canada, since November 1994. From April 1991 to November 1994, Mr. Gelbart was vice president and general manager of the Samuel Stainless Rolled Products Division of Samuel Whittar, Inc., a distributor and service center for flat rolled steel products. From 1987 to 1991, he served as general manager of ELG Haniel Trading Corporation, a distributer of flat rolled steel products in Inwood, New York. Mr. Gelbart founded and was president of GSI Trading Corporation (New York) and Stainless International, Inc. (Pennsylvania) from 1966 to 1987. He also founded, and is presently a director of, Dai Ichi Metal Co., Ltd., Hong King, which distributes flat rolled steel products to the People's Republic of China.



         J. Mark Myers, M.D., F.A.C.S., has been associated with Millard-Henry Clinic, P.A. in Russellville, Arkansas in the private practice of general surgery since 1981 and has been president of that clinic since 1995. From 1978 to 1981, Dr. Myers was associated with McPheeter's Clinic in Poplar Bluff, Missouri in the private practice of general surgery. Dr. Myers was chief of staff of St. Mary's Hospital in Russellville, Arkansas from 1990 to 1992.



         Kenneth Ch'uan-k'ai Leung is a managing director of Investment Banking at Sanders Morris Mundy and is the chief investment officer of the Environmental Opportunities Fund, Ltd. Additionally, he is the Editor of Environmental Review. Previously, Mr. Leung was associated with Smith Barney for seventeen years, and before that with F. Eberstadt & Co. Inc., Chemical Bank and Chase Manhattan Bank. He received his B.A. from Fordham College and his M.B.A. from Columbia University. Mr. Leung serves on the boards of Eastern Environmental Services Inc., Zahren Alternative Power Corp., Independent Environmental Services, Inc., Capital Environmental Resources Inc., and Avista Resources, Inc.



EXECUTIVE OFFICER TENURE

         The executive officers of the Company serve at the pleasure of the board of directors and are subject to annual appointment by the board at its first meeting following the annual meeting of stockholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership with the Securities and Exchange Commission (the "Commission"). With respect to the year ended December 31, 1997, Mr. J. Mark Myers-Director was delayed in filing one Form 4 Report regarding one transaction as required by Section 16(A). The Company believes that all other filing requirements applicable to the Company's executive officers, directors and 10% shareholders have been met.



ITEM 11. EXECUTIVE COMPENSATION

         The following table reflects all forms of compensation for services to the Company for the periods indicated of each individual who was (i) the chief executive officer at any time during the period or (ii) an executive officer at December 31, 1997 (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE




                                                     ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                             -----------------------------------   ------------------------------
                                                                                                        STOCK
                                                                                   RESTRICTED       OPTION AWARDS   ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR          SALARY        BONUS        OTHER       STOCK              (SHARES)   COMPENSATION
-----------------------------  -------       ---------     ----------   --------   -----------       ------------  --------------
Donald L. Thone(1)              1997          $150,000      $ 33,125      --           --               444,326           --
  President and chief           1996          $150,000      $155,500      --           --               246,296           --
  executive officer             1995          $128,846            --      --           --                    --           --

Daniel L. Shook                 1997          $125,000      $ 28,437      --           --               352,474           --
  Vice president-finance,       1996          $115,975      $ 45,000      --           --               125,000           --
  chief financial officer,
  secretary and treasurer



-------------------------

(1) Served as president and chief executive officer until February 1998.



EMPLOYMENT AGREEMENTS



         Mr. Thone, Mr. Patten, and Mr. Shook are each employed by the Company under separate employment agreements effective April 16, 1998 for a duration of twenty-four consecutive months. The annual salary under their respective employment agreements is as follows: Mr. Thone--$160,500; Mr. Patten--$150,000; and Mr. Shook--$133,750. Additionally, Messrs. Thone, Patten, and Shook may be entitled to such bonus as may be approved by the board of directors, and participation in any applicable profit-sharing, stock option or similar benefit plan. All employment agreements automatically renew for successive twenty-four month periods annually, unless terminated by prior written notice. If employment is terminated without cause, Messrs. Thone, Patten, and Shook are each entitled to a severance payment equal two 200% of the sum of their annual salary and bonus for the preceding year. All agreements contain confidentiality and non-compete provisions. For Mr. Thone only, in the event employment is terminated for any reason, the Company shall immediately take such actions as are necessary or appropriate to remove Mr. Thone as a guarantor or other party to certain loan agreements.

OPTION GRANTS

         The following table sets forth certain information with respect to stock options granted to the Named Executives during 1997.



                                                                                   POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                        ANNUAL RATES OF STOCK PRICE
                                                  INDIVIDUAL GRANTS(2)              APPRECIATION FOR OPTION TERM(1)
                                        -----------------------------------------  -----------------------------------
                                        PERCENT OF TOTAL
                                        OPTIONS GRANTED
                            OPTIONS     TO EMPLOYEES IN   EXERCISE    EXPIRATION
          NAME              GRANTED           YEAR         PRICE         DATE            5%                   10%
------------------------  ------------  ---------------- ----------  ------------  ---------------    ----------------
Donald L. Thone             120,000           11.8%         $2.00      6/16/07         $145,071            $  373,161
                            324,326             32%         $3.38      10/1/07         $689,408            $1,747,095
Daniel L. Shook              80,000            7.9%         $2.00      6/16/07         $ 96,714            $  248,774
                            272,474           26.9%         $3.38      10/1/07         $579,188            $1,467,776



----------------------

(1) Potential values stated are the result of using the Securities and Exchange Commission (the "Commission") method of calculations of 5% and 10% appreciation in value from the date of grant to the end of the option term. Such assumed rates of appreciation and potential realizable values are not necessarily indicative of the appreciation, if any, which may be realized in future periods.





(2) Unvested options will immediately vest upon a change of control of the Company, including acquisition by any person or group of persons of at least 25% of the common stock of the Company, a merger resulting in the existing stockholders of the Company owning less than 50% of the outstanding stock of the Company following the merger, termination of employment without cause and election by the stockholders of a director not nominated by a majority of the board.



OPTION EXERCISES AND YEAR-END VALUES

         The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for each of the Named Executives held by them at December 31, 1997. Of the Named Executives, none exercised stock options during 1997.




                     SHARES ACQUIRED      VALUE     NUMBER OF UNEXERCISED OPTIONS AT  VALUE OF UNEXERCISED IN-THE-MONEY
                       ON EXERCISE      REALIZED            DECEMBER 31, 1997          OPTIONS AT DECEMBER 31, 1997(1)
                     ---------------   -----------  --------------------------------- ---------------------------------
       NAME                                          EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-------------------                                 --------------  ----------------- --------------- -----------------
Donald L. Thone            --              --              610,622       80,000          $161,042          $45,000


Daniel L. Shook            --              --              382,474       95,000          $ 61,875          $53,438



----------------------

(1) Value of in-the-money options calculated based on the closing price per share of the common stock on December 31, 1997 ($2.5625 per share) as reported by the NASDAQ National Market on December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock at April 10, 1998, by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding common stock.




             NAME OF PERSON                     NUMBER OF             PERCENT
       OR IDENTITY OF GROUP SHARES                SHARES              OF CLASS
-----------------------------------------     ---------------      ------------
Kennedy Capital Management, Inc.                 915,015                12  %
10829 Olive Boulevard
St. Louis, Missouri 63141

Donald L. Thone                                  927,622(1)             11.3%
410 Prestwick Ct.
Houston, Texas 77057



----------------------

(1)      Includes exercisable options as of April 10, 1998.



MANAGEMENT STOCKHOLDINGS

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock at April 10, 1998, by (i) all directors, (ii) the chief executive officer and other executive officers and
(iii) all directors and executive officers as a group.



                                                NUMBER OF            PERCENT
  NAME OF PERSON OR IDENTITY OF GROUP           SHARES(1)           OF CLASS
---------------------------------------      ---------------      -------------
Donald L. Thone                                    927,622            11.3%

Ross M. Patten                                     161,667             2.1%

Daniel L. Shook                                    433,140             5.4%

Irwin I. Gelbart                                    35,017              *

J. Mark Myers                                       21,460              *

Kenneth Ch'uan-k'ai Leung                           28,167              *

All directors and executive officers             1,607,073(2)         18.1%
as a group (6 persons)



*        Less than 1% of outstanding shares.

(1) Includes shares underlying outstanding stock options, as follows: Mr. Thone--610,662; Mr. Patten--161,667; Mr. Shook--424,140; Mr. Gelbart--
         35,017; Mr. Myers--1,667; and Mr. Leung--16,667.

(2)      Includes (without duplication) all shares referred to above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         As of April 10, 1998, the Company had an aggregate of $1,245,000 of long term debt that is personally guaranteed by Mr. Thone, who is a five percent or greater stockholder of the Company. The Company has agreed to use its best efforts to obtain the release of this personal guarantee.



         In October 1997, Mr. Thone and Mr. Shook agreed to cancel their preexisting employment agreements. The preexisting employment agreements were for a five year term of employment. In the event of termination due to a change of control, the employment agreements provided that the Company would pay Mr. Thone and Mr. Shook's salaries through the unexpired term of employment. Furthermore, the agreements required the Company to establish a cash fund to prepare for the possible severance payments. In connection with the cancellations of those agreements, Mr. Thone and Mr. Shook were awarded stock options of 324,326 shares and 272,474 shares, respectively, at an exercise price of $3.38 per share.


         Notwithstanding any apparent (or actual) conflict of interest that may have existed with respect to the above financial arrangement, the board of directors is of the opinion that these arrangements are as favorable to the Company as any that could have been negotiated at arm's length with similar situated third parties under the same circumstances.

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

  *10.11          Employment Agreement between the Company and Donald L. Thone, dated April 16, 1998.

  *10.12          Employment Agreement between the Company and Daniel L. Shook, dated April 16, 1998.

  *10.13          Employment Agreement between the Company and Ross M. Patten, dated April 16, 1998.

   *21.1          Subsidiaries of Synagro Technologies, Inc.

   *23.2          Consent of Arthur Andersen LLP.

   *23.3          Consent of Singer Lewak Greenbaum & Goldsteen LLP.

   *27.1          Financial Data Schedule.



-------------
*    Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 1998.

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



By:           /s/   Irwin I. Gelbart                            Director
    -------------------------------------------
                   Irwin I. Gelbart



By:           /s/   J. Mark Myers                               Director
    -------------------------------------------
                   J. Mark Myers



By:           /s/   Kenneth Ch'uan-k'ai Leung                   Director
    -------------------------------------------
                   Kenneth Ch'uan-k'ai Leung


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

Report of Independent Certified Public Accountants                                                         F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996                                               F-3

Consolidated Statements of Operations for the Years Ended December 31, 1997,
1996 and 1995                                                                                              F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997,
1996 and 1995                                                                                              F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
1996 and 1995                                                                                              F-6

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

                           SYNAGRO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995






                                                               1997             1996            1995
                                                            ------------    ------------    ------------
 NET SALES                                                  $ 25,303,069    $ 22,977,404    $ 17,976,049

 COST OF SERVICES                                             21,007,387      19,254,903      15,117,950
                                                            ------------    ------------    ------------

                        Gross profit                           4,295,682       3,722,501       2,858,099
                                                            ------------    ------------    ------------

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  3,571,765       6,141,013       4,150,437

 OTHER CHARGES (CREDITS):
    Loss on assets held for sale and other special
      charges / (credits)                                       (721,286)      4,841,807       2,158,025
    Write-off of goodwill                                             --              --         286,000
                                                            ------------    ------------    ------------
                         Income (Loss) from operations         1,445,203      (7,260,319)     (3,736,363)
                                                            ------------    ------------    ------------

 OTHER INCOME (EXPENSE):
    Other income, net                                            407,177         344,095         120,780
    Interest                                                    (923,879)       (672,706)       (937,586)
                                                            ------------    ------------    ------------
                                                                (516,702)       (328,611)       (816,806)
                                                            ------------    ------------    ------------

 NET INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAXES               928,501      (7,588,930)     (4,553,169)

 BENEFIT FOR INCOME TAXES                                             --              --              --
                                                            ------------    ------------    ------------

 NET INCOME (LOSS)                                          $    928,501    $ (7,588,930)   $ (4,553,169)
                                                            ============    ============    ============

 INCOME PER COMMON AND COMMON SHARE EQUIVALENT:
    Net income (loss), basic                                $        .12    $      (1.21)   $      (1.59)
    Net income (loss), diluted                              $        .12    $      (1.21)   $      (1.59)

 WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC                    7,545,113       6,266,759       2,864,195
 WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED                  7,740,344       6,266,759       2,864,195





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

                           SYNAGRO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995





                                                                1997          1996         1995
                                                            -----------   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                        $   928,501   $(7,588,930) $(4,553,169)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities-
       Depreciation                                           1,498,255     1,951,518    1,681,616
       Amortization                                             131,895       255,690      505,295
       Write-off of goodwill                                         --            --      286,000
       Loss on assets held for sale and other special
         charges (credits)                                     (721,286)    4,841,807    2,158,025
       Gain on sale of property, machinery and equipment       (251,470)     (261,319)      (5,597)
       Stock issued for payment of interest and services             --            --       64,196
       Conversion of accrued interest into note payable              --            --       33,533
       Other                                                   (113,133)           --     (119,028)
       (Increase) decrease in the following, excluding
         the effects of acquisitions-
           Accounts receivable                               (1,408,821)     (635,872)     505,557
           Inventory                                                 --       111,429      459,623
           Prepaid expenses and other current assets         (1,111,794)      758,253     (362,655)
           Other assets                                        (143,407)      (27,627)    (106,042)
       Increase (decrease) in the following excluding
         the effects of acquisitions-
           Accounts payable and accrued expenses                 (9,315)    1,472,235     (209,285)
                                                            ===========   ===========  ===========
       Net cash provided by (used in) operating              (1,200,575)      877,184      338,069
                                                            -----------   -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses, net of cash acquired                      --    (1,277,265)          --
   Purchase of property, machinery and equipment             (1,089,076)   (1,404,815)  (1,224,110)
   Proceeds from sale of property, machinery and equipment      456,564       640,404      559,033
   Sales (purchases) of short-term investments, net             495,496       455,743   (1,015,743)
   Proceeds from notes receivable                               121,286            --           --
                                                            -----------   -----------  -----------
        Net cash used in investing activities                   (15,730)   (1,585,933)  (1,680,820)
                                                            ===========   ===========  ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                         1,082,410     5,797,696    3,538,284
   Payments on debt                                          (3,301,330)   (7,135,023)  (4,638,099)
   Increase in restricted cash                                     (950)       (5,105)    (103,825)
   Deferred offering costs                                           --            --      128,663
   Sale of common stock, net of offering costs                2,960,060         6,666    4,807,290
   Purchase of common stock                                          --            --      (24,000)
                                                            -----------   -----------  -----------
        Net cash provided by (used in) financing activities     740,190    (1,335,766)   3,708,313
                                                            -----------   -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (476,115)   (2,044,515)   2,365,562

CASH AND CASH EQUIVALENTS, beginning of year                    643,109     2,687,624      322,062
                                                            -----------   -----------  -----------
CASH AND CASH EQUIVALENTS, end of year                      $   166,994   $   643,109  $ 2,687,624
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


                   NONCASH INVESTING AND FINANCING ACTIVITIES


The Company sold the operations of a wholly-owned subsidiary in 1997. The assets and liabilities sold were approximately $978,000 net of a loss allowance of approximately $2.4 million and assumed debt by the purchaser was approximately $978,000 in exchange for a note receivable of approximately $1.4 million which was reserved by the Company.


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

(5)      INVESTMENT IN PARTNERSHIP --


In 1995, the Company sold its limited partnership interest in N-Viro Energy Systems, Ltd in exchange for 40,000 shares of the Company's common stock, valued at $1,200,000.


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


Pursuant to the terms of the credit facility, the Company is required to satisfy certain financial covenants. Specifically, the two subsidiaries of the Company are required to maintain (a) a ratio of current assets to current liabilities of 1 to 1, (b) a ratio of debt to tangible net worth, as defined, not to exceed 2.5 to 1 and (c) a tangible net worth, as defined, of not less than $3,600,000 through December 30, 1997, and $4,100,000 from January 1, 1998, through December 30, 1998 and $4,600,000 thereafter. The bank has the right to accelerate borrowings outstanding in the event the bank reasonably feels insecure for any material reason. Additionally, the Company's cash collections are subject to a lockbox arrangement. As a result, in order to comply with Emerging Issues Task Force pronouncement 95-22, the Company has classified the revolving line of credit portion of the credit facility as a current liability in the accompanying balance sheet as of December 31, 1997. However, management believes the bank will continue to provide credit to the Company through the expiration date of September 30, 1999.


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

A summary of the Company's stock option plans as of December 31, 1997, 1996 and 1995, and changes during those years is presented below:


                                                                                                    WEIGHTED
                                                                                                     AVERAGE
                                                                                   SHARES UNDER     EXERCISE
                                                                                      OPTION          PRICE
                                                                                     --------       --------
Options outstanding at December 31, 1994                                                   --      $     --
   Converted from "other" options                                                      24,100         10.80
   Granted                                                                             99,894          9.64
   Canceled/expired                                                                   (13,067)        10.80
   Exercised                                                                          (19,000)         6.56
                                                                                      -------

Options outstanding at December 31, 1995                                               91,927         10.48
   Granted                                                                            174,667          2.00
   Canceled/expired                                                                  (162,662)         5.12
   Exercised                                                                           (3,333)         2.00
                                                                                      -------
Options outstanding at December 31, 1996                                              100,599          3.57
   Granted                                                                            206,000          2.13
   Canceled/expired                                                                   (29,667)         2.89
   Exercised                                                                           (5,000)         2.00
                                                                                      -------
Options outstanding at December 31, 1997                                              271,932          2.58
                                                                                      =======
Exercisable at December 31, 1997                                                      123,600          3.14
                                                                                      =======



At December 31, 1997, there were 240,735 shares of common stock reserved under the Plan for the future granting of stock options.


Other options


In addition to options issuable under the Plan, the Company has options outstanding to employees and consultants of the Company. The options were issued at exercise prices equal to or greater than the fair market value at the grant date of the options.

The following summarizes the stock option transactions of the "other" options:


                                                                                                    WEIGHTED
                                                                                                     AVERAGE
                                                                                    SHARES UNDER    EXERCISE
                                                                                       OPTION         PRICE
                                                                                    ------------    --------
Options outstanding at December 31, 1994                                                26,100     $  56.25
   Canceled/expired                                                                     (2,000)       56.25
   Converted to ISOP/NSOP                                                              (24,100)       56.25
   Granted                                                                             400,000        10.80
                                                                                     ---------
Options outstanding at December 31, 1995                                               400,000        10.80
   Granted                                                                             221,296         2.00
                                                                                     ---------
Options outstanding at December 31, 1996                                               621,296         2.00
   Granted                                                                             806,800         3.03
                                                                                     ---------
Options outstanding at December 31, 1997                                             1,428,096         2.58
                                                                                     =========
Exercisable at December 31, 1997                                                     1,229,821         2.58
                                                                                     =========



In May 1995, 24,100 of the "other" options were converted into options under the Stock Option Plan and the exercise price was reduced to $10.80, the market price on the repricing date. In 1996, the exercise price of 400,000 of the "other" options was reduce to $2.00, the market price on the repricing date.


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


Earnings (Loss) Per Share


The FASB issued SFAS No. 128, "Earnings Per Share" in February 1997. Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation outstanding stock options are considered common stock equivalents. The following table summarizes the basic EPS and diluted EPS computations for fiscal 1997, 1996 and 1995:




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


During April 1998, the Company issued options to a newly elected director to buy 50,000 shares of common stock at the market price of $5.06 with vesting at one third at time of grant, one third at the first anniversary, and one third at the second anniversary.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                   ON SCHEDULE

To Synagro Technologies, Inc.:


We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Synagro Technologies, Inc., and subsidiaries included in this Form 10-K/A and have issued our report thereon dated February 20, 1998, except with respect to certain matters discussed in
Note 7 and the matters discussed in Note 14 as to which the date is April 14, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 14
(a)(2) for Synagro Technologies, Inc., and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



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

  *10.11          Employment Agreement between the Company and Donald L. Thone, dated April 16, 1998.

  *10.12          Employment Agreement between the Company and Daniel L. Shook, dated April 16, 1998.

  *10.13          Employment Agreement between the Company and Ross M. Patten, dated April 16, 1998.

   *21.1          Subsidiaries of Synagro Technologies, Inc.

   *23.2          Consent of Arthur Andersen LLP.

   *23.3          Consent of Singer Lewak Greenbaum & Goldstein LLP.

   *27.1          Financial Data Schedule.



------------------
*    Filed herewith.