Form 10-Q
period 1998-03-31
SYNAGRO TECHNOLOGIES INC
filed 1998-05-15
CIK 895565

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998                 Commission File Number 0-21054


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

      5850 San Felipe, Suite 500                          Houston, Texas 77057
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code)      (713) 706-6180

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

             Class                               Outstanding at May 12, 1998
--------------------------------               -------------------------------
 Common stock, par value $.002                             7,617,470

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

PART I  -  FINANCIAL INFORMATION

                                                                              PAGE
         Condensed Consolidated Balance Sheets as of
            March 31, 1998 (Unaudited) and December 31, 1997                    3

         Condensed Consolidated Statements of Operations
            for the Three Months Ended March 31, 1998 and 1997
            (Unaudited)                                                         4

         Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1998 and 1997
            (Unaudited)                                                         5

         Notes to Condensed Consolidated Financial Statements                   6

         Management's Discussion and Analysis of Results
            of Operations and Financial Condition                               9


PART II - OTHER INFORMATION                                                    12

                           SYNAGRO TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets

                                                                                  March 31,          December 31,
                                                                                    1998                 1997
                                                                                --------------      --------------
ASSETS                                                                           (Unaudited)
Current Assets:
     Cash and cash equivalents                                                  $    3,625,772      $      166,994
     Short-term investments                                                             64,504              64,504
     Restricted cash, current portion                                                  170,926             172,925
     Accounts receivable, net                                                        3,194,727           3,942,355
     Note receivable                                                                   467,139             500,133
     Prepaid expenses and other current assets                                       1,720,579           1,330,018
                                                                                --------------      --------------
          Total current assets                                                       9,243,647           6,176,929

Property, machinery & equipment, net                                                 8,558,674           8,914,588

Other Assets:
     Goodwill, net                                                                   4,397,304           4,430,277
     Restricted cash, long-term portion                                                173,387             173,387
     Other assets                                                                      590,109             249,938
                                                                                --------------      --------------
           Total assets                                                         $   22,963,121      $   19,945,119
                                                                                ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                      $    3,642,327      $    4,021,610
     Current portion of long-term debt                                               3,200,303           2,951,291
                                                                                --------------      --------------
          Total current liabilities                                                  6,842,630           6,972,901

Long term debt, net                                                                  5,011,235           5,494,549

Redeemable Preferred Stock                                                           3,500,004                  --

Stockholders' Equity
     Common Stock, $.002 par value, 100,000,000 shares authorized,                      15,221              15,221
     7,610,305, and 7,610,305 issued and outstanding
     Additional paid in capital                                                     28,838,502          25,323,915
     Accumulated deficit                                                           (21,244,471)        (17,861,467)
                                                                                --------------      --------------
          Total stockholders' equity                                                 7,609,252           7,477,669
                                                                                --------------      --------------
          Total liabilities and stockholders' equity                            $   22,963,121      $   19,945,119
                                                                                ==============      ==============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           SYNAGRO TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                       Quarter Ended March 31,
                                                                 ------------------------------------
                                                                      1998                 1997
                                                                 ---------------      ---------------
Net sales                                                        $     5,621,635      $     6,737,306

Cost of operations                                                     4,945,920            5,513,327
                                                                 ---------------      ---------------

Gross profit                                                             675,715            1,223,979

Selling, general and administrative expenses                             588,284              927,207

Special charges (credits)                                               (112,999)                  --
                                                                 ---------------      ---------------

Income from operations                                                   200,430              296,772

Other income (expense)
     Other income                                                        173,681               82,231
     Interest expense                                                   (242,529)            (255,252)
                                                                 ---------------      ---------------

Income before provision for income taxes                                 131,582              123,751
                                                                 ---------------      ---------------

Provision for income taxes                                                    --                   --

Net income before redeemable preferred stock dividends                   131,582              123,751
                                                                 ---------------      ---------------

Redeemable preferred stock dividends                                   3,514,587                   --

Net earnings (loss) on common stock                              $    (3,383,005)     $       123,751
                                                                 ===============      ===============

Income (loss) per common share equivalent:
     Net income (loss), basic                                    $         (0.44)     $          0.02
     Net Income (loss), diluted                                  $         (0.44)     $          0.02

Weighted average shares outstanding, basic                             7,610,305            7,111,306
Weighted average shares outstanding, diluted                           7,610,305            7,206,855


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Three Months Ended March 31,
                                                                      --------------------------------
                                                                           1998               1997
                                                                      -------------      -------------
Cash flows from operating activities:
     Net income before redeemable preferred stock dividend            $     131,582      $     123,751
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities
             Depreciation and amortization                                  399,319            553,843
             Gain on sale of equipment                                     (110,326)            (7,091)
             Special charges (credits)                                     (112,999)                --
      (Increase) decrease in the following:
             Accounts receivable                                            747,628           (433,940)
             Prepaid expenses and other                                    (394,364)          (525,142)
             Other assets                                                  (303,376)           (34,480)
      Decrease in accounts payable and accrued expenses                    (266,292)          (407,527)
                                                                      -------------      -------------
Net cash provided by (used in) operating activities                          91,172           (730,586)

Cash flows from investing activities:
     Additions to property, machinery & equipment                          (140,803)          (337,480)
     Proceeds from sale of equipment                                        240,698             87,575
     Sales of short-term investments                                             --            500,000
                                                                      -------------      -------------
Net cash provided by investing activities                                    99,895            250,095

Cash flows from financing activities:
     Proceeds from debt                                                     249,022          1,682,134
     Payments on debt                                                      (483,314)        (3,806,673)
     Decrease in restricted cash                                              1,999                 --
     Sale of redeemable preferred stock                                   3,500,004                 --
     Sale of common stock, net of offering costs                                 --          2,851,694
                                                                      -------------      -------------
Net cash provided by financing activities                                 3,267,711            727,155
                                                                      -------------      -------------
Net increase in cash and cash equivalents                                 3,458,778            246,664
Cash and cash equivalents, beginning of period                              166,994            643,109
                                                                      -------------      -------------
Cash and cash equivalents, end of period                              $   3,625,772      $     889,773
                                                                      =============      =============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.

                                                                       Quarter Ended March 31,
                                                                       -----------------------
Supplemental Cash Flow Information - (Unaudited)                       1998               1997
                                                                       ----               ----
Interest paid during the period                                      $249,703          $188,933

Taxes paid during the period                                               --                --

                   Non-Cash Investing and Financing Activities

On March 31, 1998, the Company issued 1,458,335 shares of Series B Preferred Stock with a beneficial conversion feature. The Company recognized the value of the beneficial conversion feature of $3,514,587 as a preferred dividend. See Note (3) to the Notes to Condensed Consolidated Financial Statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

General

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Synagro Technologies, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 1998 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.

         The accounting policies followed by the Company in preparing interim consolidated financial statements are described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K, as amended, for the year ended December 31, 1997.

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

Recently Issued Accounting Standard

In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the

Company's use. The Company is required to and will adopt SOP 98-1 in the first quarter of Fiscal 1999 and believes that adoption will not have a significant effect on its consolidated financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." At adoption, SOP 98-5 requires the Company to write-off any unamortized start-up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company is required and will adopt SOP 98-5 in the first quarter of Fiscal 1999 and believes that adoption will not have a significant effect on its consolidated financial statements.


(2)      ACQUISITIONS AND DISPOSITIONS

BFI Organics Division

On August 1, 1997, the Company purchased certain assets and revenue contracts of the Organics Division of Browning Ferris Industries, Inc. ("BFI") in the District of Columbia, Georgia, Maryland, Ohio, Pennsylvania and Virginia for approximately $946,000. The acquisition was financed through the issuance of third party debt, with all working capital requirements funded under the existing credit facility.

Sale of Organi-Gro, Inc.

In March 1997, the Company sold the operations of Organi-Gro, a wholly owned subsidiary, to its former owners. Consideration included subordinated notes of approximately $1.4 million and the assumption of certain debt and liabilities. The notes are payable in equal monthly installments of approximately $15,000 for 48 months following the first anniversary date of the note and bears interest at a rate of 6 percent. In addition, proceeds received from the sale of products by the purchaser are to be remitted on a monthly basis with a total amount of $603,930 due no later than September 16, 1998. The balance of the notes are due in March 2002. The notes were reserved at the date of sale due to considerable doubt relative to realization. During 1997, approximately $300,000 was realized on the notes through cash collections or other consideration. During the fourth quarter of 1997, management assessed realization of the notes based on collection history to date and current financial condition of the purchasers and recognized approximately $500,000 of the notes. An additional $112,999 was recognized during the three month period ended March 31, 1998 and is reflected in Special charges (credits). As a result of the sale, the Company recorded a charge to operations in the fourth quarter of 1996 amounting to approximately $2.5 million to adjust the carrying value of Organi-Gro's net assets to its estimated fair market value. These charges (credits) are included in "losses on assets held for sale and other special charges (credits)" in the consolidated statements of operations in the Company's Form 10-K, as amended, for the year ended December 31, 1997.


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

Redeemable Preferred Stock

On March 31, 1998, the Company issued 1,458,335 shares of Series B Preferred Stock ("Preferred Stock"), par value $.002 per share for total consideration of $3,500,004. The Preferred Stock is convertible by the holders to Common Stock at a rate of 1:1, with a beneficial conversion feature permitting the shareholders to convert their holdings to common shares at $2.40. The market price of the Company's common stock at date of issuance was $4.81. The Company recognized the value of the beneficial conversion feature of approximately $3.5 million as a preferred dividend. The value of such preferred dividend has no impact on the Company's cash flows, but reduced basic and diluted earnings available to common stockholders. The Company is required to effect one registration statement to register such securities. If any holder elects not to include its securities in such registration, they will have no other rights to have such securities registered except as discussed below. At any time the Company proposes to register for sale any of its equity securities (excluding registrations on Form S-8 or Form S-4, or any comparable successor forms), the holders shall have the rights to be included.

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


(5)      EARNINGS (LOSS) PER COMMON SHARE

The FASB issued SFAS No. 128, "Earnings Per Share" in February 1997. Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. SFAS No. 128 required dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of the calculation, outstanding stock options, warrants and redeemable preferred stock are considered common stock equivalents. Diluted per common share amounts are not applicable for loss periods. For the three months ended March 31, 1997, the difference in weighted average number of Common Shares between basic and diluted earnings per share of 95,549 represents the impact of stock options. The following table summarizes the basic EPS and diluted EPS computations for the quarter ended March 31, 1998 and 1997:

                                                                                   Quarter Ended March 31,
                                                                           ------------------------------------
                                                                                1998                   1997
                                                                           ---------------      ---------------
                                                                            (unaudited)
        Net income before redeemable preferred stock dividend              $       131,582      $       123,751
        Redeemable preferred stock dividend                                      3,514,587
                                                                           ---------------      ---------------
        Net earnings (loss) on common stock                                     (3,383,005)             123,751
                                                                           ===============      ===============

        Basic earnings (loss) per share:
           Earnings per share prior to preferred dividend                  $          0.02      $          0.02
           Preferred stock dividend                                        $         (0.46)     $            --
                                                                           ---------------      ---------------
           Basic earnings (loss) per common share                                    (0.44)     $          0.02
           Weighted average number of common shares                              7,610,305            7,111,306
        Diluted earning (loss) per share:
           Earnings per share prior to preferred dividend                  $          0.02      $          0.02
           Preferred stock dividend                                                  (0.46)                  --
                                                                           ---------------      ---------------
           Diluted earnings (loss) per common share                        $         (0.44)     $          0.02
           Weighted average number of common shares                              7,610,305            7,206,855


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto, and the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

         RESULTS OF OPERATIONS. For the quarter ended March 31, 1998, net sales were $5,621,635 compared to $6,737,306 for the first quarter of 1997, or a decrease of $1,115,671. This decrease in net sales is directly attributable to the divestiture of Organi-Gro, partially offset by increased sales due to the purchase of certain revenue contracts of the Organics Division of BFI.

         Cost of operations and gross profit for the first quarter of 1998 were $4,945,920 and $675,715, respectively, compared with $5,513,327 and $1,223,979, respectively for the first quarter of 1997, resulting in gross profit as a percentage of sales of 12.0% in 1998 and 18.2% in 1997. The decrease in gross profit in the current quarter, is the result of favorable gross margin contributions from the non-core operations of Organi-Gro (divested in April
1997), offset by lower gross margin contributions from operations in the Mid Atlantic Region, California and Texas due to winter conditions and unseasonably heavy rainfall in other areas which caused additional expenses associated with transportation and landfill disposal costs in lieu of the land application process which is less costly.

         Selling, general and administrative expenses decreased to $588,284 from $927,207 in 1997. This decrease in selling, general and administrative expense is primarily the result of cost reduction efforts begun in the second quarter of 1996 and the divestiture of Organi-Gro.

         Special charges (credits) of $112,999 relates to the recognition of an additional portion of notes receivable related to the sale of Organi-Gro previously reserved. See Note (2) to the Notes to Condensed Consolidated Financial Statements for further discussion.

         Interest expense for the quarter ended March 31, 1998 was $242,529 or a decrease of $12,723 from the quarter ended March 31, 1997.

         Other income of $173,681 compares with $82,231 for the period ended March 31, 1997. The increase relates primarily to gains on sale of assets and investments.

         As a result of the foregoing, the first quarter of 1998 reflects net income before redeemable preferred dividends of $131,582 compared to $123,751 in the first quarter of 1997.

         During the first quarter of 1998 the Company recognized a Preferred Stock dividend of $3,514,587, relating to redeemable preferred stock issued with a beneficial conversion feature. See Note (3) to the Notes to Condensed Consolidated Financial Statements for further discussion.

         As a result of the Company's cumulative operating losses, the Company has not paid federal income tax since inception. As of December 31, 1997, the Company had net operating loss carry forwards totaling approximately $11,047,000. Utilization of the Company's net operating losses may be subject to limitation under certain circumstances.

         LIQUIDITY AND CAPITAL RESOURCES. The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities.

         On March 31, 1998, the Company issued a Series B Preferred Stock, with shares outstanding of 1,458,335, for total cash consideration of $3,500,004. This Series B Preferred Stock is convertible into common stock on a 1:1 ratio at a conversion price of $2.40. See Note (3) to the Notes to Condensed Consolidated Financial Statements for further discussion.

         During the period ended March 31, 1998, the Company purchased additional capital assets in the amount of $140,803.

         The Company has a credit facility with LaSalle National Bank ("LaSalle") in the amount of $10,000,000 ($5 million term and $5 million line of credit). At March 31, 1998, the Company had borrowings under the term loan in the amount of $3,750,000 and $1,138,253 under the line of credit. Amounts under the line of credit are subject to a borrowing base consisting of 85% of accounts receivable, as defined in the credit facility. The LaSalle credit facility requires the Company to meet certain loan covenants, and the Company was in compliance with those covenants as of March 31, 1998. This credit facility expires in September 1999 and management anticipates that it will re-negotiate and/or refinance this credit facility prior to that time.

         As of March 31, 1998, the Company had long-term borrowings in the aggregate amount of $8,211,538, the current portion of which was $3,200,303. The Company's revolving line of credit has a lock box requirement and subjective acceleration clause. As a result, in order to comply with Emerging Issues Task Force pronouncement 95-22, the Company has classified the revolving line as a current liability. However, management believes the bank will continue to provide credit to the Company through the expiration date of September 30, 1999. The Company believes that its cash requirements for the remainder of 1998 can be met with its existing cash and short-term investments at March 31, 1998, cash flow from operations and its borrowing availability under its credit facility.

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

ITEM 5.       OTHER INFORMATION

On April 23, 1998, the Company announced it had entered into an agreement to acquire A&J Cartage Inc., a multi-state full service biosolids management company. The acquisition is expected to add approximately $11 million to the Company's current annualized revenues. The acquisition may be subject to the Company's shareholder approval and is subject to standard closing conditions.

On May 5, 1998, the Company announced it had entered into an agreement to acquire Recyc, Inc., a biosolids composting company. The acquisition is expected to add approximately $7 million to the Company's annualized revenues. The acquisition may be subject to the Company's shareholder approval and is subject to standard closing conditions.

ITEM 6.       FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.

a.            Exhibit Index

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

     4.4           Certificate of Designation, Preferences, Rights and
                   Limitations of Series B Preferred Stock of Synagro
                   Technologies, Inc. (Exhibit 4.4 to the Company's Amended and
                   Restated Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference)

     4.5 Registration Rights Agreement, dated as of March 31, 1998, among the Company, Environmental Opportunities Fund, L.P.,
                   Environmental Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto. (Exhibit 4.5 to the Company's Amended and Restated
                   Annual Report on Form 10-K, as amended, for the year ended
                   December 31, 1997, is incorporated herein by reference)

     4.6 Specimen Series B Preferred Stock Certificate. (Exhibit 4.6 to the Company's Amended and Restated Annual Report on Form
                   10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference)

    10.1 Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998 among the Company, Environmental
                   Opportunities Fund, L.P., Environment Opportunities Fund
                   (Cayman), L.P. and other purchasers of the Company's Series B
                   Preferred Stock as listed on Exhibit A thereto. (Exhibit 10.1 to the Company's Amended and Restated Annual Report on Form
                   10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference)

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

    10.11 Employment Agreement between the Company and Donald L. Thone, dated April 16, 1998. (Exhibit 10.11 to the Company's Amended and Restated Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference)

    10.12 Employment Agreement between the Company and Daniel L. Shook, dated April 16, 1998. (Exhibit 10.12 to the Company's Amended and Restated Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference)

    10.13 Employment Agreement between the Company and Ross M. Patten, dated April 16, 1998. (Exhibit 10.13 to the Company's Amended and Restated Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference)

    21.1 Subsidiaries of Synagro Technologies, Inc. (Exhibit 21.1 to the Company's Amended and Restated Annual Report on Form
                   10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference)

    *27.1          Financial Data Schedule.

                   ---------------------
                   *Filed herewith

b.                      Form 8-K

                        No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SYNAGRO TECHNOLOGIES, INC.


Date:  May 14, 1998                   By: Daniel L. Shook /S/
                                          -------------------
                                          Chief Financial Officer


Date:  May 14, 1998                   By: Thomas J. Bintz /S/
                                          -------------------
                                          Corporate Controller

                               INDEX TO EXHIBITS

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

     4.4           Certificate of Designation, Preferences, Rights and
                   Limitations of Series B Preferred Stock of Synagro
                   Technologies, Inc. (Exhibit 4.4 to the Company's Amended and
                   Restated Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference)

     4.5 Registration Rights Agreement, dated as of March 31, 1998, among the Company, Environmental Opportunities Fund, L.P.,
                   Environmental Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto. (Exhibit 4.5 to the Company's Amended and Restated
                   Annual Report on Form 10-K, as amended, for the year ended
                   December 31, 1997, is incorporated herein by reference)

     4.6 Specimen Series B Preferred Stock Certificate. (Exhibit 4.6 to the Company's Amended and Restated Annual Report on Form
                   10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference)

    10.1 Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998 among the Company, Environmental
                   Opportunities Fund, L.P., Environment Opportunities Fund
                   (Cayman), L.P. and other purchasers of the Company's Series B
                   Preferred Stock as listed on Exhibit A thereto. (Exhibit 10.1 to the Company's Amended and Restated Annual Report on Form
                   10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference)

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

    10.11 Employment Agreement between the Company and Donald L. Thone, dated April 16, 1998. (Exhibit 10.11 to the Company's Amended and Restated Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference)

    10.12 Employment Agreement between the Company and Daniel L. Shook, dated April 16, 1998. (Exhibit 10.12 to the Company's Amended and Restated Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference)

    10.13 Employment Agreement between the Company and Ross M. Patten, dated April 16, 1998. (Exhibit 10.13 to the Company's Amended and Restated Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference)

    21.1 Subsidiaries of Synagro Technologies, Inc. (Exhibit 21.1 to the Company's Amended and Restated Annual Report on Form
                   10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference)

    *27.1          Financial Data Schedule.