Form 10-Q
period 1998-06-30
SYNAGRO TECHNOLOGIES INC
filed 1998-08-14
CIK 895565

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                        SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1998                   COMMISSION FILE NUMBER 0-21054

                           SYNAGRO TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its Charter)

                   DELAWARE                                      76-0511324
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

          5850 SAN FELIPE, SUITE 500                        HOUSTON, TEXAS 77057
   (Address of principal executive offices)                      (Zip Code)

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

                              Yes  [X]     No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                    CLASS                             OUTSTANDING AT AUGUST 14, 1998
                    -----                             ------------------------------
        Common stock, par value $.002                           12,382,947

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           SYNAGRO TECHNOLOGIES, INC.

                                     INDEX

PART I -- FINANCIAL INFORMATION

                                                              PAGE
                                                              -----
Condensed Consolidated Balance Sheets as of June 30, 1998
  (Unaudited) and December 31, 1997.........................      3
Condensed Consolidated Statements of Operations for the
  Three and Six Months Ended June 30, 1998 and 1997
  (Unaudited)...............................................      4
Condensed Consolidated Statements of Cash Flows for the Six
  Months Ended June 30, 1998 and 1997 (Unaudited)...........      5
Notes to Condensed Consolidated Financial Statements........   7-10
Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................  11-12
PART II -- OTHER INFORMATION................................     13

                           SYNAGRO TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                JUNE 30,      DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                              (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................  $  1,910,213    $    166,994
  Short-term investments....................................        64,504          64,504
  Restricted cash, current portion..........................       383,536         172,925
  Accounts receivable, net..................................     4,416,363       3,942,355
  Note receivable...........................................       500,133         500,133
  Prepaid expenses and other current assets.................     1,509,082       1,330,018
                                                              ------------    ------------
          Total current assets..............................     8,783,831       6,176,929
Property, machinery & equipment, net........................    10,063,466       8,914,588
Other Assets:
  Non-compete...............................................       132,212              --
  Goodwill, net.............................................    21,282,210       4,430,277
  Restricted cash, long-term portion........................       123,387         173,387
  Other assets..............................................       643,368         249,938
                                                              ------------    ------------
          Total assets......................................  $ 41,028,474    $ 19,945,119
                                                              ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses.....................  $  3,984,267    $  4,021,610
  Current portion of long-term debt.........................     5,686,892       2,951,291
                                                              ------------    ------------
          Total current liabilities.........................     9,671,159       6,972,901
Long term debt..............................................     8,718,946       5,494,549
Stockholders' Equity
  Common Stock, $.002 par value, 100,000,000 shares
     authorized, 7,610,305, 6,355,434 issued and
     outstanding............................................        21,817          15,221
  Additional paid in capital................................    44,766,222      25,323,915
  Accumulated deficit.......................................   (22,149,670)    (17,861,467)
                                                              ------------    ------------
          Total stockholders' equity........................    22,638,369       7,477,669
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $ 41,028,474    $ 19,945,119
                                                              ============    ============

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                             -----------------------   -------------------------
                                                1998         1997         1998          1997
                                             ----------   ----------   -----------   -----------
                                                                 (UNAUDITED)
Net sales..................................  $5,888,537   $5,362,224   $11,510,171   $12,099,530
Cost of services...........................   5,437,875    4,472,232    10,383,795     9,985,559
                                             ----------   ----------   -----------   -----------
Gross profit...............................     450,662      889,992     1,126,376     2,113,971
Selling, general and administrative
  expenses.................................     856,489      801,658     1,444,774     1,728,865
Special charges (credits)..................     (70,436)          --      (183,435)           --
                                             ----------   ----------   -----------   -----------
Income from operations.....................    (335,391)      88,334      (134,963)      385,106
Other income (expense)
  Other income.............................      82,421      274,501       256,101       356,732
  Interest expense.........................    (232,228)    (295,107)     (474,753)     (550,359)
                                             ----------   ----------   -----------   -----------
Income (loss) before provision for income
  taxes....................................    (485,198)      67,728      (353,615)      191,479
                                             ----------   ----------   -----------   -----------
Provision for income taxes.................          --           --            --            --
Net income (loss) before redeemable
  preferred stock dividends................    (485,198)      67,728      (353,615)      191,479
Redeemable preferred stock dividends.......     420,001           --     3,934,588            --
                                             ----------   ----------   -----------   -----------
Net earnings (loss) on common stock........  $ (905,199)  $   67,728   $(4,288,203)  $   191,479
                                             ==========   ==========   ===========   ===========
Income (loss) per common share equivalent:
  Net income (loss), basic.................       (0.11)         .01   $     (0.54)  $      0.03
  Net income (loss), diluted...............       (0.11)         .01   $     (0.54)  $      0.03
Weighted average shares outstanding,
  basic....................................   8,198,419    7,679,678     7,905,987     7,422,544
Weighted average shares outstanding,
  diluted..................................   8,198,419    7,769,448     7,905,987     7,468,874

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                  1998          1997
                                                              ------------   -----------
                                                                     (UNAUDITED)
Cash Flows from operating activities:
  Net Income (loss) before redeemable preferred stock
     dividends..............................................  $   (353,615)  $   191,479
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
     Depreciation and amortization..........................       805,186       829,450
     Gain on sale of equipment..............................      (128,457)      (57,030)
     Special charges (credits)..............................      (183,435)           --
  (Increase) decrease in the following:
     Accounts receivable....................................       717,768      (433,940)
     Prepaid expenses and other.............................      (168,915)     (590,050)
     Other assets...........................................      (319,082)      (40,000)
  Decrease in accounts payable and accrued expenses.........      (280,222)     (972,316)
                                                              ------------   -----------
Net cash provided by (used in) operating activities.........        89,228      (730,586)
Cash flows from investing activities:
  Additions to property, machinery & equipment..............      (318,652)     (808,700)
  Proceeds from sale of equipment...........................       319,355       227,619
  Cash paid for acquired business, net of cash acquired.....    (1,314,193)           --
  Sales (purchases) of short-term investments, net..........      (210,611)      504,000
                                                              ------------   -----------
Net cash used in investing activities.......................    (1,524,101)      (77,081)
Cash flows from financing activities:
  Proceeds from debt........................................       851,855     1,511,514
  Payments on debt..........................................      (840,352)   (2,933,642)
  Decrease (increase) in restricted cash....................        50,000           -0-
  Sale of redeemable preferred stock........................     3,480,432           -0-
  Distributions.............................................      (420,001)           --
  Sale of common stock, net of offering costs...............        56,158     2,851,692
                                                              ------------   -----------
Net cash provided by financing activities...................     3,178,092     1,429,564
                                                              ------------   -----------
Net increase (decrease) in cash and cash equivalents........     1,743,219       (34,085)
Cash and cash equivalents, beginning of period..............       166,994       643,109
                                                              ------------   -----------
Cash and cash equivalents, end of period....................  $  1,910,213   $   609,024
                                                              ============   ===========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.

                                                                   SIX MONTHS
                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                  (UNAUDITED)
Supplemental Cash Flow Information
  Interest paid during the period...........................  $470,201    $440,071
  Taxes paid during the period..............................        --          --

NON-CASH INVESTING AND FINANCING ACTIVITIES

     On March 31, 1998, the Company issued 1,458,335 shares of Series B Preferred Stock "Preferred Stock" with a beneficial conversion feature. The Company recognized the value of the beneficial conversion feature of $3,514,587 as a preferred dividend.

     On June 10, 1998, the Preferred Stock was converted to 1,458,336 shares of common stock.

     The Company sold the operations of a wholly-owned subsidiary in 1997. The Assets and liabilities sold were approximately $978,000 net of a loss allowance of approximately $2.4 million and assumed debt by the purchaser was approximately $978,000 in exchange for a note receivable of approximately $1.4 million which was reserved by the Company.

                           SYNAGRO TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Synagro Technologies, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the six months ended June 30, 1998 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The accounting policies followed by the Company in preparing interim consolidated financial statements are described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K, as amended, for the year ended December 31, 1997.

     Synagro Technologies, Inc. (the Company), is engaged in the biosolids management business. The Company does this through beneficial reuse of organic materials, transportation and monitoring of biosolids, and the marketing of end products from the treatment of such materials. The Company's primary concentration of customers is in the states of Arkansas, Arizona, California, Maryland, Ohio, Pennsylvania, Texas, Virginia and the District of Columbia.

  Recently Issued Accounting Standard

     In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company is required and will adopt SOP 98-1 in the first quarter of Fiscal 1999 and believes that adoption will not have a significant effect on its consolidated financial statements.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." At adoption, SOP 98-5 requires the Company to write off any unamortized start up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company is required and will adopt SOP 98-5 in the first quarter of Fiscal 1999 and believes that adoption will not have a significant effect on its consolidated financial statements.

     In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued. SFAS No. 131 requires that companies report financial and descriptive information about their reportable operating segments. Segment information to be reported is to be based upon the way management organizes the segments for making operating decisions and assessing performance. The Company believes the adoption of SFAS No. 131 will have no significant effect on its financial reporting.

                           SYNAGRO TECHNOLOGIES, INC.

(2) ACQUISITIONS AND DISPOSITIONS

SALE OF ORGANI-GRO, INC.

     In March 1997, the Company sold the operations of Organi-Gro, a wholly owned subsidiary, to its former owners. Consideration included subordinated notes of approximately $1.4 million and the assumption of certain debt and liabilities. The notes are payable in equal monthly installments of approximately $15,000 for 48 months following the first anniversary date of the note and bears interest at a rate of 6 percent. In addition, proceeds received from the sale of products by the purchaser are to be remitted on a monthly basis with a total amount of $603,930 due no later than September 16, 1998. The balance of the notes are due in March 2002. The notes were reserved at the date of sale due to considerable doubt relative to realization. During 1997, approximately $300,000 was realized on the notes through cash collections or other consideration. During the fourth quarter of 1997, management assessed realization of the notes based on collection history to date and current financial condition of the purchasers and recognized approximately $500,000 of the notes. An additional $183,435 was recognized during the six month period ended June 30, 1998 and is reflected in Special charges (credits). As a result of the sale, the Company recorded a charge to operations in the fourth quarter of 1996 amounting to approximately $2.5 million to adjust the carrying value of Organi-Gro's net assets to its estimated fair market value. These charges (credits) are included in "losses on assets held for sale and other special charges (credits)" in the consolidated statements of operations in the Company's Form 10-K, as amended, for the year ended December 31, 1997

A & J CARTAGE AND RELATED COMPANIES

     On June 23, 1998, the Company purchased the stock of A & J Cartage, Inc., a Wisconsin company, Michigan Organic Resources, Inc., a Michigan company and A & J Cartage Southeast, Inc., a Florida corporation (collectively "A & J") for approximately $18,000,000. The acquisitions were financed through the issuance of 1,812,533 in shares of Common Stock, $4,150,000 in notes and $1,581,400 in cash. The transaction was recorded using the purchase method of accounting.

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

                           SYNAGRO TECHNOLOGIES, INC.

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

     On June 10, 1998, a dividend of approximately $420,000 was paid to the holders of preferred stock as consideration for converting the shares of preferred stock held by them into shares of Common Stock. The preferred shares were immediately converted into 1,458,336 shares of Common Stock.

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

                           SYNAGRO TECHNOLOGIES, INC.

(5) EARNINGS (LOSS) PER COMMON SHARE

     The FASB issued SFAS No. 128, "Earnings Per Share" in February 1997. Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. SFAS No. 128 required dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of the calculation, outstanding stock options, warrants and redeemable preferred stock are considered common stock equivalents. Diluted per common share amounts are not applicable for loss periods. For the six months ended June 30, 1997, the difference in weighted average numbers of Common Shares between basic and diluted earnings per share of 95,549 represents the impact of stock options. The following table summarizes the basic EPS and diluted EPS computations for the quarter and six months ended June 30, 1998 and 1997:

                                               QUARTER ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                              ------------------------   ------------------------
                                                 1998          1997         1998          1997
                                              -----------   ----------   -----------   ----------
                                              (UNAUDITED)                (UNAUDITED)
Net income before redeemable preferred stock
  dividends.................................  $  (485,198)  $   67,728   $ (353,615)   $  191,479
Redeemable preferred stock dividends........      420,001                 3,934,588            --
                                              -----------   ----------   ----------    ----------
Net earnings (loss) on common stock.........     (905,999)      67,728   (4,288,203)      191,479
                                              ===========   ==========   ==========    ==========
Basic earnings (loss) per share:
  Earnings per share prior to preferred
     dividend...............................  $      (.06)  $     0.01   $     (.04)   $     0.03
  Preferred stock dividend..................         (.05)          --         (.50)           --
                                              -----------   ----------   ----------    ----------
  Basic earnings (loss) per common share....        (0.11)        0.01         (.54)         0.03
  Weighted average number of common
     shares.................................    8,198,419    7,422,544    7,905,987     7,422,544
Diluted earnings (loss) per share:
  Earnings per share prior to preferred
     dividend...............................  $      (.06)  $     0.01   $     (.04)   $     0.03
  Preferred stock dividend..................         (.05)          --         (.50)           --
                                              -----------   ----------   ----------    ----------
  Diluted earnings (loss) per common
     share..................................  $     (0.11)  $     0.01   $     (.54)   $     0.03
Weighted average number of common shares....    8,198,419    7,468,874    7,905,987     7,422,544
Weighted average shares outstanding,
  diluted...................................    8,198,419    7,769,448    8,198,419     7,468,874

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       INTRODUCTION

     The following discussion should be read in conjunction with the consolidated historical and pro forma combined financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K/A for the year ended December 31, 1997 (the "Form 10-K/A"). This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

     The Company is a national provider of Biosolids management. The Company's plans are to consolidate the fragmented biosolids markets, and currently performs services for municipalities local agencies and private industry. The timing and magnitude of acquisitions and assimilation costs may materially affect future operating results. Accordingly, the operating results for any period may not necessarily be indicative of the results that may be achieved for any subsequent period.

     On June 23, 1998, the Company acquired A&J which serves Florida, Illinois, Wisconsin and Michigan. The transaction was recorded using the purchase method of accounting. Additionally, on July 24, 1998, subsequent to the quarter ended June 30, 1998 (see Item 5), the Company acquired Recyc Inc. ("Recyc") a composting facility servicing the California market. This transaction will be recorded using the purchase method of accounting.

     The following unaudited pro forma information is presented supplementary to reflect pro forma results of operations as if the acquisitions of A & J and Recyc, occurred as of the beginning of the respective periods. Pro forma combined and historical results are not necessarily indicative of future results of the Company because, among other things, the acquired companies were not under common control or management prior to their acquisition.

     The pro forma results of operations include (i) the elimination of sales and related costs and expenses of certain Recyc operations not retained by the Company, (ii) an adjustment as a result of a renegotiated lease agreement entered into in connection with the acquisition of Recyc, (iii) a depreciation adjustment related to purchase price adjustments to property and equipment, (iv) an adjustment to certain transportation costs based on the transportation agreement entered into in connection with acquisition of Recyc, (v) an adjustment to compensation expense to reflect additional salary costs related to an employment agreement with a seller of A & J, net of certain salary costs attributable to staff reductions, (vii) the amortization of goodwill to be recorded in connection with the acquisitions, (viii) additional interest expense on debt incurred in connection with the acquisitions, and (ix) the elimination of certain non-recurring charges.

                  UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

                                                                 QUARTER        SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 1998    JUNE 30, 1998
                                                              -------------    -------------
Net sales...................................................   $10,128,707      $18,611,899
Cost of services............................................     8,012,829       15,221,151
                                                               -----------      -----------
Gross profit................................................     2,115,878        3,390,748
Selling, general and administrative expenses................     1,370,882        2,421,548
Special charges (credits)...................................       (70,436)        (183,435)
                                                               -----------      -----------
Income from operations......................................       815,432        1,152,635
Other income (expense), net.................................      (446,936)        (722,248)
                                                               -----------      -----------
Income before tax...........................................       368,496          430,387

     HISTORICAL RESULTS OF OPERATIONS. For the quarter ended June 30, 1998, net sales were $5,888,537 compared to $5,362,224 for the second quarter of 1997, an increase of $526,313 or 9.8%. For the first half of 1998, net sales decreased from $12,099,530 to $11,510,171 for the same period in 1997. The fluctuations are primarily attributable to the divestiture of Organi-Gro in the first quarter of 1997.

     Cost of operations and gross profit for the second quarter of 1998 were $5,437,875 and $450,662 respectively, compared with $450,662 and $889,992 respectively, for the second quarter of 1997, resulting in a decrease in gross profit as a percentage of sales from 16.6% in 1997 to 7.6% in 1998. Cost of operations and gross profit for the first half of 1998 changed to $10,383,795 and $1,126,376 respectively from $9,985,554 and $2,113,971 respectively for the same period in 1997, resulting in a decrease in gross profit as a percentage of sales from 17.5% in the first half of 1997 to 9.8% in 1998. The decrease in gross profit as a percentage of sales is primarily a result of winter conditions and unseasonably heavy rainfall in the Mid Atlantic Region and California which caused additional expenses associated with transportation and landfill disposal costs in lieu of the land application access which is less costly. Gross margins are anticipated to improve for the remainder of the year as these landfill disposal fees are expected to decline.

     Selling, general and administrative expenses increased by $54,831 for the quarter and decreased $284,091 for the six months ended June 30, 1998. Selling, general and administrative expenses increased as a result of increased corporate staffing in the second quarter of 1998. Year to date is still below 1997 levels due to cost reductions implemented throughout 1997.

     Interest expense for the quarter ended June 30, 1998 was $232,228 or a decrease of $62,879 from the quarter ended June 30, 1997. Interest expense for the first half of 1998 decreased to $474,758 from $550,359 in 1997. The decreases relate to lower levels of indebtedness.

     Other income for the second quarter of 1998 of $82,421 compares with $274,501 for the same period in 1997. Other income for the first half of 1998 was $256,101 compared to $356,732 for 1997. The differences relate to legal settlements in 1997 partially offset by higher gains on sales of assets in 1998.

     As a result of the foregoing, the second quarter of 1998 reflects a net loss, before preferred dividends, of $485,198 or $.06 per share compared to net income of $67,728 or $.01 per share in the second quarter of 1997. The year-to-date net loss before preferred dividends was $353,615 or $.04 per share in 1998 compared to net income of $191,479 or $.03 per share in 1997.

     During the second quarter of 1998, the Company paid approximately $420,000 in dividends to preferred stockholders. In the first quarter the Company recognized a Preferred Stock dividend of $3,514,587, relating to redeemable Preferred Stock issued with a beneficial conversion feature. The value of the first quarter preferred dividend had no impact on the Company's cash flows. See Note (3) to the Notes to Condensed Consolidated Financials for further discussion.

     As a result of the Company's cumulative operating losses, the Company has not paid income tax since inception. As of December 31, 1997, the Company had net operating loss carry forwards totaling approximately $7,700,000. Utilization of the Company's net operating losses may be subject to limitation under certain circumstances.

YEAR 2000

     The Company is currently implementing a Year 2000 program to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company does not expect to incur significant expenditures to address this issue. The ability of third parties with whom the Company transacts business to address adequately their Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company or such third parties to address adequately their respective Year 2000 issues will not have a material adverse effect on the Company's financial condition or results of operations.

     LIQUIDITY AND CAPITAL RESOURCES. The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities.

     On March 31, 1998, the Company issued a Series B Preferred Stock, with shares outstanding of 1,458,335, for total cash consideration of $3,500,004. This Series B Preferred Stock is convertible into common stock on a 1:1 ratio at a conversion price of $2.40. See Note (3) to the Notes to Condensed Consolidation Financial Statements for further discussion. On June 6, 1998 the preferred stock was converted to 1,458,335 shares of Common Stock.

     During the period ending June 30, 1998, the Company purchased additional capital assets in the amount of $140,803.

     The Company has a credit facility with LaSalle National Bank ("LaSalle") in the amount of $10,000,000 ($5 million term and $5 million line of credit). At June 30, 1998, the Company had borrowings under the term loan in the amount of $3,500,000 and $1,634,321 under the line of credit. Amounts under the line of credit are subject to a borrowing base consisting of 85% of accounts receivable, as defined in the credit facility. The LaSalle credit facility requires the Company to meet certain loan covenants, and the Company was in compliance with those covenants as of June 30, 1998. This credit facility expires in September 1999 and management anticipates that it will re-negotiate and/or refinance this credit facility prior to that time.

     As of June 30, 1998, the Company had long-term borrowings in the aggregate amount of $8,718,946, the current portion of which was $5,686,892. The Company's revolving line of credit has a lock box requirement and subjective acceleration clause. As a result, in order to comply with Emerging Issues Task Force pronouncement 95-22, the Company has classified the revolving line as a current liability. However, management believes the bank will continue to provide credit to the Company through the expiration date of September 30, 1999. The Company believes that its cash requirements for the remainder of 1998 can be met with its existing cash and short-term investments at June 30, 1998, cash flow from operations and its borrowing availability under its credit facility.

     At June 30, 1998, the Company had a working capital deficit of $887,328. The Company's revolving line of credit has a lock box requirement and subjective acceleration clause. As a result, in order to comply with Emerging Issues Task Force pronouncement 95-22, the Company has classified the revolving line as a current liability. However, management believes the bank will continue to provide credit to the Company through the expiration date of September 30, 1999. The Company believes that its cash requirements for 1998 can be met with its existing cash and short-term investments at June 30, 1998, cash flows from operations and its borrowing availability under its credit facility. Beyond 1998, there can be no assurances that additional financing requirements will not be required to maintain liquidity as the LaSalle credit facility will expire in September 1999 and will need to be renegotiated and/or refinanced prior to that time.

                          PART II -- OTHER INFORMATION

ITEM 1. LITIGATION

     The Company is involved in litigation and claims arising in the ordinary course of its business. Management believes, based on consultation with legal counsel and accruals provided, that the ultimate outcome of these matters will not have a material adverse impact on the Company's operations or financial position.

ITEM 5. SUBSEQUENT EVENTS

     On July 23, 1998, the Company acquired Recyc, Inc., a biosolids composting company for approximately $14,000,000. The acquisition was financed through the issuance of 1,475,323 shares of common stock, $4 million in debt and $658,000 in cash. The transaction will be recorded using the purchase method of accounting.

ITEM 6. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibit Index

        EXHIBIT                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- Restated Certificate of Incorporation of Synagro
                            Technologies, Inc. (the "Company") dated August 16, 1996
                            (Exhibit 3.1 to the Company's Post-Effective Amendment
                            No. 1 to Registration Statement No. 33-95028, dated
                            October 25, 1996, is incorporated herein by reference).
          3.2            -- Bylaws of the company dated August 5, 1996. (Exhibit 3.2 to the Company's Post-Effective Amendment No. 1 to
                            Registration Statement No. 33-95028, dated October 25,
                            1996, is incorporated herein by reference).
          4.1            -- Specimen Common Stock Certificate of the Company (Exhibit
                            4.1 to the Company's Post-Effective Amendment No. 1 to
                            Registration Statement on Form 10, dated December 29,
                            1992, is incorporated herein by reference).
          4.2            -- Specimen Warrant Certificate of the Company. (Exhibit 4.2
                            to the Company's Registration Statement on Form S-1 (No.
                            33-95028, dated July 27, 1995, and as amended, is
                            incorporated herein by reference).
          4.3            -- Rights Agreement, dated as of December 20, 1996, between the Company and Intercontinental Registrar & Transfer
                            Agency, Inc., as Rights Agent, which includes as Exhibit
                            A thereto the Synagro Technologies, Inc. Statement of
                            Designations, Preferences, Limitations and Relative
                            Rights of its Series A Junior Participating Preferred
                            Stock, and as Exhibit C thereto the Form of Rights
                            Certificate. (Incorporated by reference to Exhibit No.
                            4.1 to Registrants Registration Statement on Form 8-A
                            dated December 27, 1996).
          4.4            -- Certificate of Designation, Preferences, Rights and
                            Limitations of Series B Preferred Stock of Synagro
                            Technologies, Inc. (Exhibit 4.4 to the Company's Amended
                            and Restated Annual Report on Form 10-K, as amended, for
                            the year ended December 31, 1997, is incorporated herein
                            by reference).
          4.5            -- Registration Rights Agreement, dated as of March 31,
                            1998, among the Company, Environmental Opportunities
                            Fund, L.P., Environmental Fund (Cayman), L.P. and other
                            purchasers of the Company's Series B Preferred Stock as
                            listed on Exhibit A thereto. (Exhibit 4.5 to the
                            Company's Amended and Restated Annual Report on Form
                            10-K, as amended, for the year ended December 31, 1997,
                            is incorporated herein by reference).

        EXHIBIT                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.6            -- Specimen Series B Preferred Stock Certificate. (Exhibit
                            4.6 to the Company's Amended and Restated Annual Report
                            on Form 10-K, as amended, for the year ended December 31,
                            1997, is incorporated herein by reference).
         10.1            -- Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998 among the Company, Environmental
                            Opportunities Fund, L.P., Environment Opportunities Fund
                            (Cayman), L.P. and other purchasers of the Company's
                            Series B Preferred Stock as listed on Exhibit A thereto.
                            (Exhibit 10.1 to the Company's Amended and Restated
                            Annual Report on Form 10-K, as amended, for the year
                            ended December 31, 1997, is incorporated herein by
                            reference).
         10.2            -- Form of Indemnification Agreement. (Appendix F to the
                            Company's Proxy Statement on Schedule 14A for Annual
                            Meeting of Stockholders, dated May 9, 1996, is
                            incorporated herein by reference).
         10.3            -- Amended and Restated 1993 Stock Option Plan dated August
                            5, 1996. (Exhibit 4.1 to the Company's Registration
                            Statement on Form S-8 (No. 333-18029), dated December 17,
                            1996, is incorporated herein by reference).
         10.4            -- Lease Agreement between the Company and Green Coast
                            Enterprises, Inc. dated February 1, 1996. (Exhibit 10.2
                            to the Company's Annual Report on Form 10K for the year
                            ended December 31, 1995, is incorporated herein by
                            reference).
         10.5            -- Employment Agreement between Pima Gro Systems, Inc. and
                            Wilson Nolan, dated July 18, 1996. (Exhibit 10.1 to the
                            Company's current Report on Form 8-K, dated July 31,
                            1996, is incorporated herein by reference).
         10.6            -- Agreement for the Purchase of Stock by and among Synagro
                            Technologies, Inc. CDR Environmental, Inc. Pima Gro, Pima
                            Gro Systems 2, Inc., Wilson Nolan, Herbert Kai and John
                            Kai, Jr., dated July 18, 1996. (Exhibit 2.1 to the
                            Company's current Report on Form 8-K, dated July 31,
                            1996, is incorporated herein by reference).
         10.7            -- 6% Promissory Note made by Custom Poultry to Organi-Gro and the Company in the principal amount of $1,152,381,
                            dated April 1, 1997 (Exhibit 10.8 to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996,
                            is incorporated herein by reference).
         10.8            -- Guaranty of Tony D. Childers ("Childers") for 6%
                            Promissory Note made by Custom Poultry to Organi-Gro,
                            dated April 1, 1997 (Exhibit 10.9 to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996,
                            is incorporated herein by reference).
         10.8.1          -- 6% Promissory Note made by Hodges to Organi-Gro and the
                            Company in the principal amount of $3,308,203, dated
                            April 1, 1997. (Exhibit 10.10 to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996,
                            is incorporated herein by reference).
         10.10           -- Guaranty of Childers and Jack Hodges for 6% Promissory
                            Note made by Hodges to Organi-Gro, dated April 1, 1997
                            (Exhibit 10.11 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1996, is
                            incorporated herein by reference).
         10.11           -- Employment Agreement between the Company and Donald L.
                            Thone, dated April 16, 1998. (Exhibit 10.11 to the
                            Company's Amended and Restated Annual Report on Form
                            10-K, as amended, for the year ended December 31, 1997,
                            is incorporated herein by reference).

        EXHIBIT                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.12           -- Employment Agreement between the Company and Daniel L
                            Shook, dated April 16, 1998. (Exhibit 10.12 to the
                            Company's Amended and Restated Annual Report on Form
                            10-K, as amended, for the year ended December 31, 1997,
                            is incorporated herein by reference).
         10.13           -- Employment Agreement between the Company and Ross M.
                            Patten, dated April 16, 1998. (Exhibit 10.12 to the
                            Company's Amended and Restated Annual Report on Form
                            10-K, as amended, for the year ended December 31, 1997,
                            is incorporated herein by reference).
         21.1            -- Subsidiaries of Synagro Technologies, Inc. (Exhibit 21.1
                            to the Company's Amended and Restated Annual Report on
                            Form 10-K, as amended, for the year ended December 31,
                            1997, is incorporated herein by reference).
        *27.1            -- Financial Data Schedule.

---------------

* Filed herewith

     b. Form 8-K

     On June 30, 1998, the Company filed a Current Report on Form 8-K, reporting the Company's acquisition of A&J Cartage, Inc., a Wisconsin corporation, Michigan Organic Resources, Inc., a Michigan corporation and A&J Cartage, Inc., Southeast, a Florida corporation. The financial statements of the businesses acquired as well as pro forma financial information was filed was filed Form 8-K/A on August 13, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SYNAGRO TECHNOLOGIES, INC.

      Date:                                                       By: /s/ ROSS M. PATTEN
      ----------------------------------             -------------------------------------------------
                                                                  Chief Executive Officer

      Date:                                                       By: /s/ THOMAS J. BINTZ
      ----------------------------------             -------------------------------------------------
                                                                    Vice President and
                                                                   Corporate Controller

                                 EXHIBIT INDEX

        EXHIBIT                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- Restated Certificate of Incorporation of Synagro
                            Technologies, Inc. (the "Company") dated August 16, 1996
                            (Exhibit 3.1 to the Company's Post-Effective Amendment
                            No. 1 to Registration Statement No. 33-95028, dated
                            October 25, 1996, is incorporated herein by reference).
          3.2            -- Bylaws of the company dated August 5, 1996. (Exhibit 3.2 to the Company's Post-Effective Amendment No. 1 to
                            Registration Statement No. 33-95028, dated October 25,
                            1996, is incorporated herein by reference).
          4.1            -- Specimen Common Stock Certificate of the Company (Exhibit
                            4.1 to the Company's Post-Effective Amendment No. 1 to
                            Registration Statement on Form 10, dated December 29,
                            1992, is incorporated herein by reference).
          4.2            -- Specimen Warrant Certificate of the Company. (Exhibit 4.2
                            to the Company's Registration Statement on Form S-1 (No.
                            33-95028, dated July 27, 1995, and as amended, is
                            incorporated herein by reference).
          4.3            -- Rights Agreement, dated as of December 20, 1996, between the Company and Intercontinental Registrar & Transfer
                            Agency, Inc., as Rights Agent, which includes as Exhibit
                            A thereto the Synagro Technologies, Inc. Statement of
                            Designations, Preferences, Limitations and Relative
                            Rights of its Series A Junior Participating Preferred
                            Stock, and as Exhibit C thereto the Form of Rights
                            Certificate. (Incorporated by reference to Exhibit No.
                            4.1 to Registrants Registration Statement on Form 8-A
                            dated December 27, 1996).
          4.4            -- Certificate of Designation, Preferences, Rights and
                            Limitations of Series B Preferred Stock of Synagro
                            Technologies, Inc. (Exhibit 4.4 to the Company's Amended
                            and Restated Annual Report on Form 10-K, as amended, for
                            the year ended December 31, 1997, is incorporated herein
                            by reference).
          4.5            -- Registration Rights Agreement, dated as of March 31,
                            1998, among the Company, Environmental Opportunities
                            Fund, L.P., Environmental Fund (Cayman), L.P. and other
                            purchasers of the Company's Series B Preferred Stock as
                            listed on Exhibit A thereto. (Exhibit 4.5 to the
                            Company's Amended and Restated Annual Report on Form
                            10-K, as amended, for the year ended December 31, 1997,
                            is incorporated herein by reference).
          4.6            -- Specimen Series B Preferred Stock Certificate. (Exhibit
                            4.6 to the Company's Amended and Restated Annual Report
                            on Form 10-K, as amended, for the year ended December 31,
                            1997, is incorporated herein by reference).
         10.1            -- Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998 among the Company, Environmental
                            Opportunities Fund, L.P., Environment Opportunities Fund
                            (Cayman), L.P. and other purchasers of the Company's
                            Series B Preferred Stock as listed on Exhibit A thereto.
                            (Exhibit 10.1 to the Company's Amended and Restated
                            Annual Report on Form 10-K, as amended, for the year
                            ended December 31, 1997, is incorporated herein by
                            reference).
         10.2            -- Form of Indemnification Agreement. (Appendix F to the
                            Company's Proxy Statement on Schedule 14A for Annual
                            Meeting of Stockholders, dated May 9, 1996, is
                            incorporated herein by reference).
         10.3            -- Amended and Restated 1993 Stock Option Plan dated August
                            5, 1996. (Exhibit 4.1 to the Company's Registration
                            Statement on Form S-8 (No. 333-18029), dated December 17,
                            1996, is incorporated herein by reference).
         10.4            -- Lease Agreement between the Company and Green Coast
                            Enterprises, Inc. dated February 1, 1996. (Exhibit 10.2
                            to the Company's Annual Report on Form 10K for the year
                            ended December 31, 1995, is incorporated herein by
                            reference).

        EXHIBIT                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.5            -- Employment Agreement between Pima Gro Systems, Inc. and
                            Wilson Nolan, dated July 18, 1996. (Exhibit 10.1 to the
                            Company's current Report on Form 8-K, dated July 31,
                            1996, is incorporated herein by reference).
         10.6            -- Agreement for the Purchase of Stock by and among Synagro
                            Technologies, Inc. CDR Environmental, Inc. Pima Gro, Pima
                            Gro Systems 2, Inc., Wilson Nolan, Herbert Kai and John
                            Kai, Jr., dated July 18, 1996. (Exhibit 2.1 to the
                            Company's current Report on Form 8-K, dated July 31,
                            1996, is incorporated herein by reference).
         10.7            -- 6% Promissory Note made by Custom Poultry to Organi-Gro and the Company in the principal amount of $1,152,381,
                            dated April 1, 1997 (Exhibit 10.8 to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996,
                            is incorporated herein by reference).
         10.8            -- Guaranty of Tony D. Childers ("Childers") for 6%
                            Promissory Note made by Custom Poultry to Organi-Gro,
                            dated April 1, 1997 (Exhibit 10.9 to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996,
                            is incorporated herein by reference).
         10.8.1          -- 6% Promissory Note made by Hodges to Organi-Gro and the
                            Company in the principal amount of $3,308,203, dated
                            April 1, 1997. (Exhibit 10.10 to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996,
                            is incorporated herein by reference).
         10.10           -- Guaranty of Childers and Jack Hodges for 6% Promissory
                            Note made by Hodges to Organi-Gro, dated April 1, 1997
                            (Exhibit 10.11 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1996, is
                            incorporated herein by reference).
         10.11           -- Employment Agreement between the Company and Donald L.
                            Thone, dated April 16, 1998. (Exhibit 10.11 to the
                            Company's Amended and Restated Annual Report on Form
                            10-K, as amended, for the year ended December 31, 1997,
                            is incorporated herein by reference).
         10.12           -- Employment Agreement between the Company and Daniel L
                            Shook, dated April 16, 1998. (Exhibit 10.12 to the
                            Company's Amended and Restated Annual Report on Form
                            10-K, as amended, for the year ended December 31, 1997,
                            is incorporated herein by reference).
         10.13           -- Employment Agreement between the Company and Ross M.
                            Patten, dated April 16, 1998. (Exhibit 10.12 to the
                            Company's Amended and Restated Annual Report on Form
                            10-K, as amended, for the year ended December 31, 1997,
                            is incorporated herein by reference).
         21.1            -- Subsidiaries of Synagro Technologies, Inc. (Exhibit 21.1
                            to the Company's Amended and Restated Annual Report on
                            Form 10-K, as amended, for the year ended December 31,
                            1997, is incorporated herein by reference).
        *27.1            -- Financial Data Schedule.

---------------

* Filed herewith