Form 10-Q
period 1998-09-30
SYNAGRO TECHNOLOGIES INC
filed 1998-11-17
CIK 895565

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998             Commission File Number 0-21054


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

Yes  X       No
   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                               Outstanding at November 12, 1998

 -----------------------------                 --------------------------------
 Common stock, par value $.002                             13,249,262

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX


PART  I - FINANCIAL INFORMATION

                                                                                    PAGE
         Condensed Consolidated Balance Sheets as of
            September 30, 1998 (Unaudited) and December 31, 1997                      3

         Condensed Consolidated Statements of Operations
            for the Three and Nine Months Ended September 30, 1998
            and 1997  (Unaudited)                                                     4

         Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1998 and 1997
            (Unaudited)                                                               5

         Notes to Condensed Consolidated Financial Statements                         7

         Management's Discussion and Analysis of Results
            of Operations and Financial Condition                                    11


PART II - OTHER INFORMATION                                                          13

                           SYNAGRO TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets

                                                                            September 30,        December 31,
                                                                                 1998                1997
                                                                           ---------------     ---------------
ASSETS                                                                       (Unaudited)

Current Assets:
     Cash and cash equivalents                                             $       894,298     $       166,994
     Short-term investments                                                              0              64,504
     Restricted cash, current portion                                               45,158             172,925
     Accounts receivable, net                                                    5,202,086           3,942,355
     Notes receivable                                                              496,133             500,133
     Prepaid expenses and other current assets                                   1,072,154           1,330,018
                                                                           ---------------     ---------------
          Total current assets                                                   7,709,829           6,176,929

Property, Machinery & Equipment, net                                            10,497,700           8,914,588

Other Assets:
     Non-Compete                                                                   114,460                --
     Goodwill, net                                                              36,203,155           4,430,277
     Restricted cash, long-term portion                                            123,387             173,387
     Non-Compete other assets                                                      132,276             249,938
                                                                           ---------------     ---------------
           Total assets                                                    $    54,780,807     $    19,945,119
                                                                           ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                       5,837,864     $     4,021,610
     Current portion of long-term debt                                                   0           2,951,291
                                                                           ---------------     ---------------
          Total current liabilities                                              5,837,864           6,972,901

Long Term Debt

Short-term debt expected to be refinanced                                        9,578,458                --
Other Long-term debt                                                             4,534,527           5,494,549
Debt to related party                                                            4,150,000                --
                                                                           ---------------     ---------------
                                                                                18,262,985           5,494,549
COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
     Preferred stock, $.002 par value, authorized 10,000,000 shares,
       none issued and outstanding                                                    --                  --
     Common stock, $.002 par value, 100,000,000 shares authorized,
       12,384,137 and 7,610,305 issued                                              24,768              15,221
     Additional paid in capital                                                 53,340,965          25,323,915
     Accumulated deficit                                                       (22,685,775)        (17,861,467)
                                                                           ---------------     ---------------
          Total stockholders' equity                                            30,679,904           7,477,669
                                                                           ---------------     ---------------
          Total liabilities and stockholders' equity                       $    54,780,807     $    19,945,119
                                                                           ===============     ===============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           SYNAGRO TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                        Quarter Ended September 30,             Nine Months Ended September 30,
                                         1998                 1997                1998                 1997
                                   ---------------      ---------------      ---------------      ---------------

Net Sales                          $     8,551,786      $     6,411,775      $    20,061,959      $    18,511,305

Cost of Services                         7,104,025            5,285,075           17,487,823           15,270,634
                                   ---------------      ---------------      ---------------      ---------------

Gross Profit                             1,447,761            1,126,700            2,574,136            3,240,671

Selling, general and                     1,338,977              672,791            2,749,319            2,401,656
administrative expenses

Special Charges                            256,511                  -0-              107,501                  -0-
                                   ---------------      ---------------      ---------------      ---------------
Income (loss) from operations             (147,727)             453,909             (282,684)             839,015

Other income (expense)
     Other Income                           78,694               89,580              334,794              446,313
     Interest Expense                     (467,072)            (140,990)            (941,830)            (691,350)
                                   ---------------      ---------------      ---------------      ---------------

Income (loss) before provision for
  income taxes                            (536,105)             402,499             (889,720)             593,978
Provision for income taxes                     -0-                  -0-                  -0-                  -0-
                                   ---------------      ---------------      ---------------      ---------------
Net income (loss)                         (536,105)             402,499             (889,720)             593,978

Redeemable preferred stock                     -0-                  -0-            3,934,588                  -0-
dividends
                                   ---------------      ---------------      ---------------      ---------------

Net earnings (loss) applicable to
common stock                       $      (536,105)     $       402,499      $    (4,824,308)     $       593,978
                                   ===============      ===============      ===============      ===============


Income (loss) per common
share equivalent:
    Net Income (loss), basic       $          (.04)     $          0.05      $          (.52)     $          0.08
    Net income (loss), diluted     $          (.04)     $          0.05      $          (.52)     $          0.08

Weighted average shares                 12,030,372            7,679,678            9,295,890            7,577,955
outstanding, basic
Weighted average shares                 12,030,372            8,177,810            9,295,890            7,811,294
outstanding, diluted

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED  FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                       ------------------------------------
                                                                             1998                 1997
                                                                       ---------------     ----------------
Cash Flows from operating activities:
     Net Income (loss)before Redeemable Preferred Stock Dividends     $      (889,720)     $       593,978
     Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities
             Depreciation and amortization                                  1,429,390            1,217,070
             Gain on sale of equipment                                       (174,111)             (72,341)
             Non-cash portion of special charges (credits)                     29,351                  -0-
      (Increase) decrease in the following:
             Accounts receivable                                             (419,101)          (1,059,822)
             Prepaid expenses and other                                       567,854             (377,474)
             Other assets                                                     117,644               40,000
      Decrease (increase) in accounts payable and accrued expenses          1,357,544           (1,297,365)
                                                                      ---------------      ---------------
Net cash provided by (used in) operating activities                         2,018,851             (955,954)
                                                                      ---------------      ---------------
Cash flows from investing activities:
     Additions to property, machinery & equipment                        (1,147,,069)             (762,997)
     Proceeds from sale of equipment                                          953,456              242,930
Cash paid for acquired businesses, net of cash acquired                    (2,807,118)
     Sales (purchases) of short-term investments, net                         172,925              495,496
                                                                      ---------------      ---------------
Net cash provided by (used in) investing activities                        (2,827,806)             (24,571)
                                                                      ---------------      ---------------
Cash flows from financing activities:
     Proceeds from debt                                                     1,321,937              977,506
     Payments on debt                                                      (2,973,992)          (3,156,339)
     Decrease (Increase) in restricted cash                                    69,346                  -0-
     Sale of redeemable preferred stock                                     3,480,432                  -0-
     Preferred stock dividend                                                (420,001)                 -0-
     Sale of common stock, net of offering costs                               58,537            2,851,692
                                                                      ---------------      ---------------
Net cash provided by (used in) financing activities                         1,536,259              672,859
                                                                      ---------------      ---------------
Net increase (decrease) in cash and cash equivalents                          727,304             (307,666)
Cash and cash equivalents, beginning of period                                166,994              643,109
                                                                      ---------------      ---------------
Cash and cash equivalents, end of period                              $       894,298      $       335,443
                                                                      ===============      ===============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.

                                                                            Quarter Ended September 30,
                                                                            ---------------------------
Supplemental Cash Flow Information - (Unaudited)                              1998               1997
                                                                              ----               ----

Interest paid during the period                                             $342,365           $440,071

Taxes paid during the period                                                       -                  -


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

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

General

The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Synagro Technologies, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the nine months ended September 30, 1998 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1997.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K, as amended, for the year ended December 31, 1997.

Synagro Technologies, Inc. (the Company), is engaged in the biosolids management business. The Company does this through beneficial reuse of organic materials, transportation and monitoring of biosolids, and the marketing of end products from the treatment of such materials. The Company's primary concentration of customers in the states of Arkansas, Arizona, California, Florida, Georgia, Maryland, Michigan, Ohio, Pennsylvania, Texas, Virginia, Wisconsin and the District of Columbia.

Recent Accounting Pronouncements

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

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." At adoption, SOP 98-5 requires the Company to write off any unamortized start-up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company is required and will adopt SOP 98-5 in the first quarter of Fiscal 1999 and believes that adoption will not have a significant effect on its consolidated financial statements.

In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued. SFAS No. 131 requires that companies report financial and descriptive information about their reportable operating segments beginning with its 1998 Annual Financial Statements. Segment information to be reported is to be based upon the way management organizes the segments for making operating decisions and assessing performance. The Company believes the adoption of SFAS No. 131 will have no significant effect on its financial reporting.

(2)      ACQUISITIONS AND DISPOSITIONS

BFI Organics Division

In August 1, 1997, the Company purchased certain assets and revenue contracts of the Organics Division of Browning Ferris Industries, Inc. in the District of Columbia, Georgia, Maryland, Ohio, Pennsylvania and Virginia for approximately $946,000. The acquisition was financed through the issuance of third party debt, with all working capital requirements funded under the existing credit facility.

Sale of Organi-Gro, Inc.

In March 1997, the Company sold the operations of Organi-Gro, a wholly owned subsidiary, to its former owners. Consideration included subordinated notes of approximately $1.4 million and the assumption of certain debt and liabilities. As a result of the sale, the Company recorded a charge to operations in the fourth quarter of 1996 amounting to approximately $2.5 million to adjust the carrying value of Organi-Gro's net assets to its estimated fair market value. These charges (credits) are included in "losses on assets held for sale and other special charges (credits)" in the consolidated statements of operations in the Company's Form 10-K, as amended, for the year ended December 31, 1997. The notes are payable in equal monthly installments of approximately $15,000 for 48 months following the first anniversary date of the note and bears interest at a rate of 6 percent. These monthly payments have been received on a timely basis and are current. In addition, proceeds received from the sale of products by the purchaser are to be remitted on a monthly basis with a total amount of $603,930 due no later than September 16, 1998. The balance of the notes are due in March 2002. The notes were reserved at the date of sale due to considerable doubt relative to realization.

Through September 30, 1998, the Company has realized approximately $510,000 in cash and other consideration consisting of stock of the Company held by former owners value based upon market trading value. The Company recognized special credits related to such notes of $500,000, in fiscal 1997, $113,000 in the three months ended September 30, 1998 and $215,000 during the nine months ended September 30, 1998 which are included in "Special Charges (credits) in the Company's Statement of Operations for such periods. Of the $603,930 due no later than September 16, 1998 approximately $160,000 had been realized. The former owners were unable to pay the remainder of the amount due without liquidating the assets securing the note. The Company is currently working with the former owners to liquidate sufficient assets to meet the current obligations. Based on collection history, the former owners' current financial position and the expected liquidation value of assets securing the loan, the Company expects the unreserved amount of approximately $496,000 at September 30, 1998 to be realizable.


A & J Cartage and Related Companies

On June 23, 1998, the Company purchased the stock of A&J Cartage, Inc., a Wisconsin company, Michigan Organic Resources, Inc., a Michigan company and A&J Cartage Southeast, Inc., a Florida corporation (collectively "A&J") for approximately $18,000,000. The acquisitions were financed through the issuance of 1,812,533 in shares of Common Stock, $4,150,000 in notes and $1,581,400 in cash. The transaction was recorded using the purchase method of accounting. The accompanying balance sheet as of September 30, 1998 includes a preliminary allocation of the purchase price and is subject to final adjustments. The preliminary allocation resulted in approximately $17,216,000 of goodwill that is being amortized over 40 years. The unsecured note issued to the common owner is to be paid quarterly in six equal installments with the first installment due October 1, 1998. The note bears annual interest rate of 7%. The note has no financial covenants. The stock issued was valued in accordance with the provisions of ETIF 95-19.

Recyc, Inc.

On July 24, 1998, the Company acquired Recyc, Inc., a biosolids composting company for approximately $14,000,000. The acquisition was financed through the issuance of 1,475,323 shares of common stock, $4 million in debt and $658,000 in cash. The transaction was recorded using the purchase method of accounting. The accompanying balance sheet as of 9/30/98 includes a preliminary allocation of the purchase price and is subject to final adjustments. The preliminary allocation resulted in approximately 14,666,000 of goodwill that is being amortized over 40 years. A unsecured note in the approximate amount of $2,305,000 was issued to the former owner with principle due November, 2000. The note bears annual interest rate of 7% which is to be paid quarterly with the first payment due November 1998. The note has no financial covenants The stock issued was valued in accordance with the provisions of ETIF 95-19.

Environmental Waste Recycling, Inc.

On November 6, 1998, the Company purchased the stock of Environmental Waste Recycling, Inc., (EWR) for approximately $9,374,000. The acquisition was financed through the issuance of 865,125 shares of Common Stock and 6,560,535 in cash. The transaction will be recorded using the purchase method of accounting.

(3)       SPECIAL CHARGES (CREDITS)

Special charges (credits) for the nine months ended September 30, 1998 consist primarily of a charge of $320,000 associated with severance related to two former officers of the Company offset partially by a special credit of approximately $210,000 related to income recognized on certain notes receivable related to the sale of Organi-Gro in 1997. See Note 2 for further discussion.

(4)      NEW CREDIT FACILITY

         At September 30, 1998, the Company had a credit facility with LaSalle National Bank ("LaSalle") in the amount of $10,000,000 ($5 million term and $5 million line of credit). At September 30, 1998, the Company had borrowings under the term loan in the amount of $2,966,234 and $1,674,582 under the line of credit. Amounts under the line of credit were subject to a borrowing base consisting of 85% of accounts receivable, as defined in the credit facility. The Revolving Line of Credit required the Company to direct all its Account Debtors to make all payments on the accounts directly to a lockbox designated by, and under the control of the Bank. The Revolving Line of credit also has a subjective acceleration clause. The LaSalle credit facility requires the Company to meet certain loan covenants, and the Company was in compliance with those covenants as of September 30, 1998. This credit facility was to expire in September, 1999.

         During November 1998, the Company entered into a new $40 million credit facility ("Facility") with Bank of America National Trust and Savings Association (B of A). Amounts under the facility are subject to a borrowing base equal to 4 times earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the Facility, until March, 1999 and 3.5 times EBITDA thereafter. The Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash considerations, prohibits the payment of cash dividends, limits the incurrence of indebtedness, requires the Company to comply with certain financial covenants, including a minimum net worth requirement, maximum senior and total debt to pro forma EBITDA limit and interest coverage ratio. The Company was in compliance with those covenants as of September 30, 1998. The Facility expires in October 2001.

(5)      LITIGATION

The Company is currently involved in certain routine litigation. Management believes that all such litigation arose in the ordinary course of business and that costs of settlements or judgments arising from such suits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(6)      PREFERRED STOCK

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

(7)      STOCKHOLDERS' RIGHTS PLAN

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

(8)      EARNINGS (LOSS) PER COMMON SHARE

The FASB issued SFAS No. 128, "Earnings Per Share" in February 1997. Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. SFAS No. 128 required dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of the calculation, outstanding stock options, warrants and redeemable preferred stock are considered common stock equivalents. For the nine months ended September 30, 1997, the difference in weighted average numbers of Common Shares between basic and diluted earnings per share represents the impact of stock options. The adjusted number of shares for the quarter and year to date 1998 was approximately 1,753,000 and 1,219,000 respectively, however diluted per share amounts are not applicable for loss periods. The following table summarizes the basic EPS and diluted EPS computations for the quarter and nine months ended September 30, 1997 and 1998.

                                                         Quarter Ended September 30,          Nine Months Ended September 30,
                                                           1998               1997               1998                1997
                                                       -------------      -------------      -------------      -------------
                                                       (Unaudited)
Net income (loss) before redeemable
preferred stock dividends                              $    (536,105)     $     402,499      $    (889,720)     $     593,978
Redeemable preferred stock dividends                              --                 --          3,934,588                 --
                                                       -------------      -------------      -------------      -------------

Net earnings (loss) on common stock                    $    (536,105)     $     402,499      $  (4,824,308)     $     593,978
                                                       =============      =============      =============      =============
Basic earnings (loss) per share:
    Earning per share prior to
          Preferred dividends                          $        (.04)     $         .05      $        (.10)     $         .08

     Preferred stock dividends                                    --                 --               (.42)                --
                                                       -------------      -------------      -------------      -------------
    Basic earnings (loss) per Common share             $        (.04)     $         .05      $        (.52)     $         .08
Diluted earnings (loss) per share:
     Earnings per share prior to Preferred
       dividends                                       $        (.04)     $         .05      $        (.10)     $         .08
     Preferred stock dividends                                    --                 --               (.42)                --
                                                       -------------      -------------      -------------      -------------
    Diluted earnings (loss) per Common share           $        (.04)     $         .05      $        (.52)     $         .08
                                                       =============      =============      =============      =============
Weighted average number of Common shares, basic           12,030,372          7,769,678          9,295,890          7,577,955
Weighted average shares Outstanding, diluted              12,030,372          8,177,810          9,295,890          7,811,294

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

     On June 23, 1998, the Company acquired A&J which serves Florida, Illinois, Wisconsin and Michigan. The transaction was recorded using the purchase method of accounting. On July 24, 1998, the Company acquired Recyc Inc. ("Recyc") a composting facility servicing the California market. This transaction was also recorded using the purchase method of accounting. Additionally, on November 5, 1998 subsequent to the quarter ended September 30, 1998 (see Item 5), the Company acquired EWR. This transaction will be recorded using the purchase method of accounting.

UNAUDITED PRO FORMA RESULTS OF OPERATIONS

     The following unaudited pro forma information is presented supplementary to reflect pro forma results of operations as if the acquisitions of A & J, Recyc and EWR occurred as of the beginning of the respective periods. Pro forma combined and historical results are not necessarily indicative of future results of the Company because, among other things, the acquired companies were not under common control or management prior to their acquisition.

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

                  UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

                                                                 QUARTER          NINE MONTHS
                                                                  ENDED               ENDED
                                                           SEPTEMBER 30, 1998   SEPTEMBER 30, 1998
                                                           ------------------   ------------------
Net sales...................................................   $10,651,000         $33,304,000
Cost of services............................................     8,690,000          26,808,000
                                                               -----------         -----------
Gross profit................................................     1,961,000           6,496,000
Selling, general and administrative expenses................     1,603,000           5,418,000
Special charges (credits)...................................       256,000              73,000
                                                               -----------         -----------
Income from operations......................................       102,000           1,005,000
Other income (expense), net.................................      (507,000)           (872,000)
                                                               -----------         -----------
Income before tax...........................................      (405,000)            133,000

HISTORICAL RESULTS AND OPERATIONS.

         For the quarter ended September 30,1998, net sales were $8,551,786 compared to $6,411,775 for the third quarter of 1997, an increase of 2,140,011 or 33.4%. For the first nine months of 1998, net sales increased to $20,061,958 from 18,511,305 for the same period in 1997. This increase in net sales year to date and the quarter ended September 30, 1999 are primarily attributable to acquisitions in 1997 and 1998 partially offset by a divestiture of Organigro in 1997.

         Cost of operations and gross profit for the third quarter of 1997 were $5,285,075 and $1,126,700 respectively, compared with $7,104,025 and $1,447,761 respectively, for the third quarter of 1998, resulting in a decrease in gross profit as a percentage of sales from 17.6% in 1997 to 16.9% in 1998. Cost of operations and gross profit for the first nine months of 1998 changed to $17,487,823 and $2,574,136 respectively from $15,270,634 and $3,240,671 respectively for the same period in 1997, however, gross profit as a percentage of sales decreased from 17.5% in the first nine months of 1997 to 12.8% in 1998. The decrease in gross profit as a percentage of sales is primarily a result of winter conditions and unseasonably heavy rainfall in the Mid Atlantic Region and California which caused additional expenses associated with transportation and landfill disposal costs in lieu of land application which is less costly. Landfill disposal costs increased approximately $1,102,000 and $389,000 year to date and for the quarter ended September 30, 1998 respectively compared 1997 levels. Additionally, costs associated with transporting material to alternative land application sites totaled approximately $400,000. The Company has implemented a wet weather mitigation plan during the third quarter.

         Selling, general and administrative expenses increased $631,757 for the quarter and $347,663 year-to-date. The quarterly increase relates to an increase in corporate staffing to implement the Company's acquisition strategies, and the additional cost associated with the acquisitions. The year to date increase related to the above mentioned acquisition related expenses partially offset by staff reduction at the operational level implemented throughout 1997.

         Interest expense for the quarter ended September 30, 1998 was $467,072 or a increase of $326,082 from the quarter ended September 30, 1997. Interest expense for the first nine months of 1998 increased to $941,830 from $691,350 in 1997. The difference relates to interest charges relating to debt issued to finance acquisitions.

         Other income for the third quarter of 1998 of $78,694 compares with $89,580 for the same period in 1997. Other income for the first nine months of 1998 was $334,794 compared to $446,313 for 1997.

         Special charges (credits) were $256,511 for the quarter ended September 30, 1998 and $107,501 year-to-date. The cost consist of severance costs partially offset by income recognized on notes receivable previously reserved. See note (2) and note (3) to the Notes to Condensed Consolidated Financials for further discussion.

          As a result of the foregoing, the third quarter of 1998 reflects a net loss before dividends, of $536,105 or .04 net loss per share compared to net income of $402,499 or $.05 net income per share in the third quarter of 1997. Year-to-date net loss was $889,720 or $.10 net loss per share in 1998 compared to net income of $593,978 or $.08 net income per share in 1997.

         During the second quarter of 1998, the Company paid approximately $420,000 in dividends to Preferred Stock holders. In the first quarter the company recognized a Preferred Stock dividend of $3,514,587, relating to redeemable Preferred Stock issued with a beneficial conversion feature. The value of this Preferred dividend had no impact on the Company's cash flows. See Note (6) to the Notes to Condensed Consolidated Financials for further discussion.

         As a result of the Company's cumulative operating losses, the Company has not paid income tax since inception. As of December 31, 1997, the Company had net operating loss carry forwards totaling approximately $7,700,000. Utilization of the Company's net operating losses may be subject to limitation under certain circumstances.

Year 2000

         Computers, software, and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue." The Company has implemented a Year 2000 program and is using both internal and external resources to assess and replace or reprogram computers, software and other equipment as needed. Key areas of the Company's operations that are being addressed include external customers, external suppliers and internal computers and software.

         Year 2000 considerations may have an effect on some of the Company's customers and suppliers, and thus indirectly on the Company. The Company is assessing the potential effect on the Company with respect to customers and suppliers with Year 2000 issues and does not expect a material affect on the Company's financial condition or results of operations at this time. The existing financial and operating systems of the Company are Year 2000 compliant and no related software or hardware costs are expected. A contingency plan is being formulated to address unavoided or unavoidable Year 2000 risks with internal information technology systems and with customers, vendors, and other third parties.

         However, the ability of third parties with which the Company transacts business to adequately address Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company, or such third parties, to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's financial condition or results of operations. At this time, the Company does not expect such an adverse impact.

Liquidity and Capital  Resources

         At September 30, 1998, the Company had a credit facility with LaSalle National Bank ("LaSalle") in the amount of $10,000,000 ($5 million term and $5 million line of credit). At September 30, 1998, the Company had borrowings under the term loan in the amount of $2,966,234 and $1,674,582 under the line of credit. Amounts under the line of credit were subject to a borrowing base consisting of 85% of accounts receivable, as defined in the credit facility. The Revolving Line of Credit required the Company to direct all its Account Debtors to make all payments on the accounts directly to a lockbox designated by, and under the control of the Bank. The Revolving Line of credit also has a subjective acceleration clause. The LaSalle credit facility requires the Company to meet certain loan covenants, and the Company was in compliance with those covenants as of September 30, 1998. This credit facility was to expire in September, 1999.

         During November 1998, the Company entered into a new $40 million credit facility ("Facility") with Bank of America National Trust and Savings Association (B of A). Amounts under the facility are subject to a borrowing base equal to 4 times earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the Facility, until March, 1999 and 3.5 times EBITDA thereafter. The Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash considerations, prohibits the payment of cash dividends, limits the incurrence of indebtedness, requires the Company to comply with certain financial covenants, including a minimum net worth requirement, maximum senior and total debt to pro forma EBITDA limit and interest coverage ratio. The Company was in compliance with those covenants as of September 30, 1998. The Facility expires in October 2001.

         As of September 30, 1998, the Company had borrowings in the amount of $18,262,985, management has the intent and the availability under its current B of A facility to finance the current portion of long term debt, and has classified such debt as short term debt expected to be refinanced.

         At September 30, 1998, the Company had working capital of $1,964,971. The Company believes that its cash requirements of current operations for the foreseeable future can be met with it's existing cash at September 30, 1998, cash flows from operations and its borrowing availability under the B of A Facility. During the nine months ended September 30, 1998, accounts receivable increased by $419,101 and accounts payable and accrued expenses increased by $1,357,544 as a result of primarily the acquisition of A&J Cartage and Recyc.


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

4.1 Specimen Common Stock Certificate of the Company (Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form 10, dated December 29, 1992, is incorporated herein by reference).

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

10.3 Amended and Restated 1993 Stock Option Plan dated August 5, 1996. (Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-18029), dated December 17, 1996, is incorporated herein by reference)

10.4 Lease Agreement between the Company and Green Coast Enterprises, Inc. dated February 1, 1996. (Exhibit 10.2 to the Company's Annual Report on Form 10K for the year ended December 31, 1995, is incorporated herein by reference).

10.5 Employment Agreement between Pima Gro Systems, Inc. and Wilson Nolan, dated July 18, 1996. (Exhibit 10.1 to the Company's current Report on Form 8-K, dated July 31, 1996, is incorporated herein by reference).

10.6 Agreement for the Purchase of Stock by and among Synagro Technologies, Inc. CDR Environmental, Inc. Pima Gro, Pima Gro Systems 2, Inc., Wilson Nolan, Herbert Kai and John Kai, Jr., dated July 18, 1996. (Exhibit 2.1 to the Company's current Report on Form 8-K, dated July 31, 1996, is incorporated herein by reference).

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

10.8.1 6% Promissory Note made by Hodges to Organi-Gro and the Company in the principal amount of $3308,203, dated April 1, 1997. (Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference).

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

10.12 Employment Agreement between the Company and Daniel L Shook, dated April 16, 1998. (Exhibit 10.12 to the Company's Amended and Restated Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference).

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

*27.1    Financial Data Schedule.


         --------------------
         *Filed herewith


b.       Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SYNAGRO TECHNOLOGIES, INC.


Date: _____________                         By:    /s/ Ross M. Patten
                                               -----------------------------
                                                     Chief Executive Officer


Date: _____________                         By:    /s/ Randy L. Jennings
                                               -----------------------------
                                                     Chief Financial Officer

                                 EXHIBIT INDEX

*27.1                 Financial Data Schedule.