Form 10-K/A
period 1997-12-31
SYNAGRO TECHNOLOGIES INC
filed 1999-04-15
CIK 895565

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

                         Commission File Number 0-21054

                           SYNAGRO TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  76-0511324
    (State or other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

    1800 Bering Drive, Suite 1000, Houston, Texas                77057
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

Government Regulation

         Federal and state environmental authorities regulate the activities of the Company's primary customers, wastewater treatment plants ("WWTP"), and enforce standards for the WWTP's discharge (effluent wastewater) via permits issued under the authority of the Clean Water Act ("CWA") and state water quality control acts. The treatment of wastewater produces wastewater solids and sewage sludge, and the treatment of these materials produces biosolids. To the extent demand for the Company's biosolids treatment methods is created by the need to comply with such environmental laws and regulations, any modification of the standards created by such laws and regulations may reduce the demand for the Company's biosolids treatment methods. Changes in these laws or regulations may also adversely affect the operations of the Company by imposing additional regulatory compliance costs on the Company, requiring the modification of and/or adversely affecting the market for the Company's biosolids management services.

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




                                                                     YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                  RESTATED
                                                    1997          1996          1995         1994         1993
                                                 ----------    ----------    ----------   ----------   ----------
             FINANCIAL HIGHLIGHTS                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales....................................      $ 25,303    $ 22,977     $ 17,976     $ 13,197     $  9,482
Gross profit.................................         4,296       3,723        2,858        2,502        2,136
Selling, general and administrative expenses.         3,669       6,141        4,150        3,900        3,393
Other charges (credits)......................          (721)      4,842        2,444        3,169           --
Interest expense, net........................           924         673          938          626          576
Net income (loss)............................           832      (7,589)      (4,553)      (4,165)      (1,999)
Net income (loss) per share (basic and diluted)         .11       (1.21)       (1.59)*      (2.19)*      (1.27)*
Working capital (deficit)....................          (796)     (2,075)       1,889         (667)         285
Total assets.................................        19,848      18,631       20,212       23,154       19,931
Total long-term debt, net....................         5,495       8,263        4,448        8,396        7,330
Stockholders' equity.........................         7,381       3,802       10,972       10,212        8,655


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

Results Of Operations

         The following table sets forth certain items included in the Selected Financial Data, as a percentage of net sales for the periods indicated:



                                                                               Year Ended December 31,
                                                                       RESTATED
                                                                         1997             1996            1995
                                                                         ----             ----            ----
STATEMENT OF OPERATIONS DATA:
Net sales.....................................................           100%             100%            100%
Gross profit..................................................          17.0             16.2            15.9
Selling, general and administrative expenses..................          14.5             26.7            23.1
Other charges (credits).......................................          (2.9)            21.1            13.6
Interest expense, net.........................................           3.7              2.9             5.2
Net income (loss).............................................           3.3            (33.0)          (25.3)


Results of Operations for the years ended December 31, 1997 and 1996.

         The Company's net sales increased by approximately $2,326,000, or 10.1% in 1997 as compared to 1996. The increase in sales is attributable to certain BFI contracts acquired in 1997 (approximately $3,068,000) and the impact of having a full year of revenue for PimaGro which was acquired in July 1996 (approximately $3,837,000), partially offset by the divestiture of Organi-Gro (approximately $4,595,000).

         Gross profit increased to approximately $4,296,000, or 17% of sales, in 1997, compared to approximately $3,723,000, or 16.2% of sales, in 1996.
The gross profit increase of approximately $573,000 was due primarily to a full year of gross profits associated with PimaGro acquired in July 1996 which provided incremental gross profits of approximately $750,000 during 1997. The gross profit percentage increase from 16.2% to 17.0% related primarily to the acquisition of PimaGro in 1996, which generated a gross profit margin of approximately 18.4% during 1997, and the sale of Organi-Gro in 1997, which had a gross profit margin of 10%. PimaGro in 1997 improved its gross margin percentage from 16.7 for the half year of operation in 1996 to 18.4% in 1997 as a result of continued reductions in operating costs through obtaining land applications sites closer to waste generators.

         Selling, general and administrative expenses decreased to approximately $3,669,000 or 14.5% of sales, in 1997, compared to $6,141,000, or 26.7% of sales, in 1996. The decrease of approximately $2,472,000 resulted from (i) reduced expenses related to the sales of Organi-Gro which was sold in March 1997 ($500,000), (ii) the integration of administrative functions of Pima Gro into the corporate offices during 1997 which reduced selling, general and administrative expenses by approximately $178,000 in 1997 from 1996, (iii) reduced legal expenses of approximately $900,000 during 1997 compared to 1996 due to additional legal claims provisions in 1996, and (iv) expenses of approximately $695,000 in 1996 related to the clean-up of its N-Viro processing facilities, which were closed during 1996, that did not occur in 1997.

         Other charges (credits) decreased to approximately $721,000 in 1997 from approximately $4,842,000 in 1996. The decrease relates to charges related to the sale of assets of Organi-Gro, the write-off of the Company's interest in the N-Viro Technology recognized in 1996, and credits in 1997 for collection of Organi-Gro notes which had been previously reserved. See note 13 to the Notes to Consolidated Financial Statements.

         Other income and expense (net) was in line with 1996 expenses, but interest expense increased in 1997 to $923,879, compared to $672,706 in 1996, while other income increased to $407,177 in 1997 from $344,095 in 1996. The increase in interest expense is a result of additional debt incurred throughout the year, due to acquisitions.

         As a result of the foregoing, net income of $831,501 was reflected in 1997, as compared to a net loss of $7,588,930 in 1996.

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

         The Company restated amortization expense associated with one of its subsidiaries from 40 years to 20 years. The restatement increased amortization expense by $97,000 for the year ended December 31, 1997, from amounts previously reported in the Company's original Annual Report on Form 10K/A for the year ended December 31, 1997, dated April 30, 1998. The restatement had no impact on the Company's cash flows and resulted in basic and diluted earnings per share being restated from $0.12 per share, as previously reported, to $0.11 per share in 1997. See Note 1 to the Company's consolidated financial statements for further discussion.

Results of Operations For The Years Ended December 31, 1996 and 1995.

         The Company's net sales increased by $5,001,355, or 27.8%, in fiscal 1996 as compared to fiscal 1995. This increase in sales was directly attributable to the acquisition of Pima Gro in July 1996. No other significant changes occurred in the sale of other services or products in relation to the respective periods.

         During the year ended December 31, 1996, costs of goods sold and gross profit increased to approximately $19,254,000 and $3,723,000, respectively, from approximately $15,118,000 and $2,858,000, respectively, for the year ended December 31, 1995. Gross profit as a percent of sales increased to 16.2% in 1996 from 15.9% in 1995 primarily due to the acquisition of PimaGro.

         Selling, general and administrative expenses increased to approximately $6,141,000, or 26.7% of sales, for 1996 as compared to $4,150,000, or 23.1% of sales, in 1995. The increase in such expenses relates to the selling, general and administrative expenses of PimaGro for the six months following its acquisition on July 1, 1996 and additional provisions related to legal claims of approximately $800,000. The additional legal provision related to five claims, including former employee agreement disputes, various contract disputes and acquisition claims.

         In the fourth quarter of 1996, management evaluated the future value of the investments made in Organi-Gro and N-Viro technologies. Organi-Gro, which manufactures and sells poultry bedding, had generated losses in 1995 and 1996 and was inconsistent with the Company's future business strategies. As a result, the Company decided to sell all of the assets of Organi-Gro (which was accomplished in March 1997). It was also determined at that time to discontinue operations relating to the N-Viro process. The Company had certain Agency rights and had invested in property and equipment relating to the N-Viro process. By December 1996, the Company had limited customers and the Company saw no significant prospects for making the venture financially justifiable in the future. As a result, the property and equipment were written down to the estimated fair value and the carrying value of the agency rights was charged to operations. These decisions resulted in a charge to operations for the year ended December 31, 1996 of approximately $4,842,000. See notes 5 and 11 to the Notes to the Consolidated Financial Statements.

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

        At December 31, 1997, the Company had a working capital deficit of $(795,972). The Company's revolving line of credit requires the Company to direct all its account debtors to make all payments on the accounts to the lockbox designated by and under the control of LaSalle. Additionally, the bank has the right to accelerate borrowers outstanding in the event the bank reasonably feels insecure for any material reason. As a result, in order to comply with Emerging Issues Task Force pronouncement 95-22, the Company has classified the revolving line as a current liability. However, management believes the bank will continue to provide credit to the Company through the expiration date of September 30, 1999. The Company believes that its cash requirements for 1998 can be met with its existing cash and short-term investments at December 31, 1997, the March 31, 1998 convertible preferred stock proceeds, cash flows from operations and its borrowing availability under its credit facility. Beyond 1998, there can be no assurances that additional financing requirements will not be required to maintain liquidity as the LaSalle credit facility will expire in September 1999 and will need to be renegotiated and/or refinanced prior to that time.

         Prepaid expenses and other current assets increased in 1997 largely due to prepaid insurance of approximately $600,000. Additionally in 1997, the Company had prepaid bank fees, prepaid costs relating to site development, prepaids relating to annual performance bonds and licensing fees relating to the BFI contracts acquired during 1997.

         Accounts receivable increased by approximately $1,032,000 primarily due to the revenues generated from the purchase of certain BFI revenue contracts during 1997.

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

   **4.4          Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock of
                  Synagro Technologies, Inc.

   **4.5          Registration Rights Agreement, dated as of March 31, 1998, among the Company, Environmental
                  Opportunities Fund, L.P., Environmental Fund (Cayman), L.P. and other purchasers of the
                  Company's Series B Preferred Stock as listed on Exhibit A thereto.

   **4.6          Specimen Series B Preferred Stock Certificate.

  **10.1          Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998 among the Company,
                  Environmental Opportunities Fund, L.P., Environment Opportunities Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto.

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

 **10.11          Employment Agreement between the Company and Donald L. Thone, dated April 16, 1998.

 **10.12          Employment Agreement between the Company and Daniel L. Shook, dated April 16, 1998.

 **10.13          Employment Agreement between the Company and Ross M. Patten, dated April 16, 1998.

  **21.1          Subsidiaries of Synagro Technologies, Inc.

   *23.2          Consent of Arthur Andersen LLP.

   *23.3          Consent of Singer Lewak Greenbaum & Goldsteen LLP.

   *27.1          Financial Data Schedule.


-------------
*    Filed herewith.
**   Previously filed as exhibits to the Form 10-K, filed in April 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 1998.

                           SYNAGRO TECHNOLOGIES, INC.


                                       By:     /s/ Ross M. Patten
                                          -------------------------------------
                                                   Ross M. Patten,
                                         Chairman of the Board and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 10, 1998.



By:           /s/  Ross M. Patten                               Chairman of the Board and Chief
    -------------------------------------------                 Executive Officer
                   Ross M. Patten



By:           /s/  Paul Sellew                                  President
    -------------------------------------------
                   Paul Sellew



By:           /s/  Randy Jennings                               Chief Financial Officer
    -------------------------------------------
                   Randy Jennings



By:           /s/  Irwin I. Gelbart                             Director
    -------------------------------------------
                   Irwin I. Gelbart



By:           /s/  J. Mark Myers                                Director
    -------------------------------------------
                   J. Mark Myers



By:           /s/  Kenneth Ch'uan-k'ai Leung                    Director
    -------------------------------------------
                   Kenneth Ch'uan-k'ai Leung


By:           /s/  Gene Meredith                                Director
    -------------------------------------------
                   Gene Meredith


By:           /s/  Alfred Tyler, 2nd                            Director
    -------------------------------------------
                   Alfred Tyler, 2nd



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

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997,
1996 and 1995                                                                                              F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
1996 and 1995                                                                                              F-6

Notes to Consolidated Financial Statements                                                                 F-8


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Synagro Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Synagro Technologies, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended (1997 as restated - see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


Houston, Texas
February 26, 1999

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


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 28, 1996

                           SYNAGRO TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                              December 31
                                                                      ----------------------------
                                                                       RESTATED
                                                                         1997              1996
                                                                      -----------    -------------
                               ASSETS
                               ------
CURRENT ASSETS:
   Cash and cash equivalents                                          $    166,994    $    643,109
   Short-term investments                                                   64,504         560,000
   Restricted cash, current portion                                        172,925         159,285
   Accounts receivable, net of allowance of $189,862
     and $287,514                                                        3,942,355       2,910,781
   Notes receivable                                                        500,133              --
   Prepaid expenses and other current assets                             1,330,018         218,224
                                                                      ------------    ------------

                     Total current assets                                6,176,929       4,491,399

PROPERTY, MACHINERY AND EQUIPMENT, net                                   8,914,588       8,582,862

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $966,079
     and $737,184                                                        4,333,277       4,562,172
   Restricted cash, long-term portion                                      173,387         186,077
   Assets held for sale, net                                                    --         702,246
   Other                                                                   249,938         106,531
                                                                      ------------    ------------
                     Total assets                                     $ 19,848,119    $ 18,631,287
                                                                      ============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                  $  2,951,291    $  2,434,057
   Accounts payable and accrued expenses                                 4,021,610       4,132,212
                                                                      ------------    ------------
                     Total current liabilities                           6,972,901       6,566,269

LONG-TERM DEBT, net                                                      5,494,549       8,262,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.002 par value, authorized 10,000,000 shares,
     none issued and outstanding                                                --              --
   Common stock, $.002 par value, authorized 100,000,000 shares,
     7,610,305 shares and 6,355,434 shares issued and outstanding           15,221          12,712
   Additional paid-in capital                                           25,323,915      22,579,380
   Accumulated deficit                                                 (17,958,467)    (18,789,968)
                                                                      ------------    ------------
                     Total stockholders' equity                          7,380,669       3,802,124
                                                                      ------------    ------------
                     Total liabilities and stockholders' equity       $ 19,848,119    $ 18,631,287
                                                                      ============    ============




  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                             RESTATED
                                                               1997             1996            1995
                                                            ------------    ------------    ------------
 NET SALES                                                  $ 25,303,069    $ 22,977,404    $ 17,976,049

 COST OF SERVICES                                             21,007,387      19,254,903      15,117,950
                                                            ------------    ------------    ------------

                        Gross profit                           4,295,682       3,722,501       2,858,099
                                                            ------------    ------------    ------------

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  3,668,765       6,141,013       4,150,437

 OTHER CHARGES (CREDITS):
    Loss on assets held for sale and other special
      charges / (credits)                                       (721,286)      4,841,807       2,158,025
    Write-off of goodwill                                             --              --         286,000
                                                            ------------    ------------    ------------
                         Income (Loss) from operations         1,348,203      (7,260,319)     (3,736,363)
                                                            ------------    ------------    ------------

 OTHER INCOME (EXPENSE):
    Other income, net                                            407,177         344,095         120,780
    Interest                                                    (923,879)       (672,706)       (937,586)
                                                            ------------    ------------    ------------
                                                                (516,702)       (328,611)       (816,806)
                                                            ------------    ------------    ------------

 NET INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAXES               831,501      (7,588,930)     (4,553,169)

 BENEFIT FOR INCOME TAXES                                             --              --              --
                                                            ------------    ------------    ------------

 NET INCOME (LOSS)                                          $    831,501    $ (7,588,930)   $ (4,553,169)
                                                            ============    ============    ============

 INCOME PER COMMON AND COMMON SHARE EQUIVALENT:
    Net income (loss), basic                                $        .11    $      (1.21)   $      (1.59)
    Net income (loss), diluted                              $        .11    $      (1.21)   $      (1.59)

 WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC                    7,545,113       6,266,759       2,864,195
 WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED                  7,740,344       6,266,759       2,864,195




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

                           SYNAGRO TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                               COMMON STOCK           ADDITIONAL
                                          -----------------------       PAID-IN      ACCUMULATED
                                           SHARES        AMOUNT         CAPITAL        DEFICIT        TOTAL
                                          ---------    ----------    ------------   ------------  ------------
 BALANCE, December 31, 1994               1,957,449    $    3,915    $ 16,855,772   $ (6,647,869) $ 10,211,818
    Sale of common stock                  3,000,000         6,000       5,994,000              --    6,000,000
    Conversion of long-term debt            715,709         1,431       1,468,527              --    1,469,958
    Conversion of long-term debt,
      related parties                       400,000           800         799,200              --      800,000
    Offering costs                           12,867            26      (1,382,928)                  (1,382,902)
    Exercise of options                      18,999            38         121,676              --      121,714
    Shares issued for services                8,800            18          29,216              --       29,234

    Shares repurchased in legal
      settlement                            (20,000)          (40)       (500,960)             --     (501,000)
    Repurchase of shares                     (1,067)           (2)        (23,998)             --      (24,000)
    Shares exchanged for investment         (40,000)          (80)     (1,199,920)             --   (1,200,000)
    Net Loss                                     --            --              --      (4,553,169)  (4,553,169)
                                          ---------      --------     -----------    ------------   ----------
 BALANCE, December 31, 1995               6,052,757        12,106      22,160,585     (11,201,038)  10,971,653

    Shares issued for acquisition           155,000           310         222,425              --      222,735
    Conversion of long-term debt            144,344           289         189,711              --      190,000
    Exercise of options                       3,333             7           6,659              --        6,666
    Net Loss                                     --            --              --      (7,588,930)  (7,588,930)
                                          ---------      --------     -----------    ------------   ----------
 BALANCE, December 31, 1996               6,355,434        12,712      22,579,380     (18,789,968)   3,802,124

    Redemption of warrants, net           1,324,243         2,648       2,947,412              --    2,950,060
    Shares exchanged in repayment of                                                           --
      notes receivable and other            (74,372)         (149)       (212,867)                    (213,016)
    Exercise of options                       5,000            10           9,990              --       10,000
    Net Income (Restated)                        --            --              --         831,501      831,501
                                          ---------      --------     -----------    ------------   ----------
 BALANCE, December 31, 1997 (Restated)    7,610,305      $ 15,221     $25,323,915    $(17,958,467)  $7,380,669
                                          =========      ========     ===========    ============   ==========





      Reflects a one for 15 reverse stock split effective on July 3, 1995.











  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                              RESTATED
                                                                1997          1996         1995
                                                            -----------   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                        $   831,501   $(7,588,930) $(4,553,169)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities-
       Depreciation                                           1,498,255     1,951,518    1,681,616
       Amortization                                             228,895       255,690      505,295
       Write-off of goodwill                                         --            --      286,000
       Loss on assets held for sale and other special
         charges (credits)                                     (721,286)    4,841,807    2,158,025
       Gain on sale of property, machinery and equipment       (251,470)     (261,319)      (5,597)
       Stock issued for payment of interest and services             --            --       64,196
       Conversion of accrued interest into note payable              --            --       33,533
       Other                                                   (113,133)           --     (119,028)
       (Increase) decrease in the following, excluding
         the effects of acquisitions-
           Accounts receivable                               (1,408,821)     (635,872)     505,557
           Inventory                                                 --       111,429      459,623
           Prepaid expenses and other current assets         (1,111,794)      758,253     (362,655)
           Other assets                                        (143,407)      (27,627)    (106,042)
       Increase (decrease) in the following excluding
         the effects of acquisitions-
           Accounts payable and accrued expenses                 (9,315)    1,472,235     (209,285)
                                                            ===========   ===========  ===========
       Net cash provided by (used in) operating              (1,200,575)      877,184      338,069
                                                            -----------   -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses, net of cash acquired                      --    (1,277,265)          --
   Purchase of property, machinery and equipment             (1,089,076)   (1,404,815)  (1,224,110)
   Proceeds from sale of property, machinery and equipment      456,564       640,404      559,033
   Sales (purchases) of short-term investments, net             495,496       455,743   (1,015,743)
   Proceeds from notes receivable                               121,286            --           --
                                                            -----------   -----------  -----------
        Net cash used in investing activities                   (15,730)   (1,585,933)  (1,680,820)
                                                            ===========   ===========  ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                         1,082,410     5,797,696    3,538,284
   Payments on debt                                          (3,301,330)   (7,135,023)  (4,638,099)
   Increase in restricted cash                                     (950)       (5,105)    (103,825)
   Deferred offering costs                                           --            --      128,663
   Sale of common stock, net of offering costs                2,960,060         6,666    4,807,290
   Purchase of common stock                                          --            --      (24,000)
                                                            -----------   -----------  -----------
        Net cash provided by (used in) financing activities     740,190    (1,335,766)   3,708,313
                                                            -----------   -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (476,115)   (2,044,515)   2,365,562

CASH AND CASH EQUIVALENTS, beginning of year                    643,109     2,687,624      322,062
                                                            -----------   -----------  -----------
CASH AND CASH EQUIVALENTS, end of year                      $   166,994   $   643,109  $ 2,687,624
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

Goodwill and Amortization Expense-Restatement

Goodwill represents the aggregate purchase price paid by the Company in acquisitions accounted for as a purchase over the fair value of the net tangible assets acquired. Goodwill is amortized on a straight-line basis over the estimated period of benefits ranging from 20 to 40 years. Amortization expense was $228,895, $255,690 and $246,376 in 1997, 1996 and 1995, respectively.

In the event that facts and circumstances indicate that goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value ws necessary. The Company believes the goodwill remaining as of December 31, 1998, is fully realizable.

The Company had changed as of January 1, 1997 the estimated useful lives of remaining excess of cost over the fair value of net assets (goodwill)at one of its subsidiaries from 20 to 40 years. As a result of the change, the Company originally recorded $97,000 less in amortization expense in 1997. Amortization expense was $131,895, $255,690 and $246,376 in 1997, 1996 and 1995,
respectively, as previously reported. The Company has restated the 1997 amortization expense associated with the subsidiary on the basis of a 20 year amortization period as was followed in periods prior to 1997. As a result of such restatement, net income previously reported of $928,501 has been restated to $831,501 and basic and diluted earnings per share have been restated from $0.12 per share to $0.11 per share. The restatement resulted in both goodwill and stockholders' equity of the Company as of December 31, 1997, decreasing by $97,000 from previously reported amounts. The restatement resulted in an increase in 1997 amortization expense from $131,895 to $228,895. The increased amortization represents a non-cash charge and, therefore, the restatement had no impact on the Company's cash flow.

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
                                                 ============


The Company estimates the fair value of long-term debt as of December 31, 1997 and 1996, to be approximately the same as the recorded value.


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

The Company continues to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for its stock option plans. Had the Company elected to apply SFAS No. 123, the Company's net loss and loss per share would have approximated the pro forma amounts indicated below:

                                                                RESTATED
                                                                  1997             1996             1995
                                                               -----------      -----------      -----------
       Net income (loss)
          As reported                                          $   831,501      $(7,588,930)     $(4,553,169)
          Pro forma                                             (1,309,604)      (7,781,351)      (5,194,188)
       Diluted earnings (loss) per share-
          As reported                                          $       .11     $      (1.21)    $      (1.59)
          Pro forma                                                   (.17)           (1.24)           (1.81)

The following ranges of options were outstanding as of December 31, 1997:

 Outstanding
Shares Under   Exercise Price  Weighted Average   Weighted Average
   Option          Range        Exercise Price    Contractual Life   Exercisable
------------   --------------  ----------------   ----------------   -----------
 1,067,295      $2.00 - $3.00        $2.02             8.8 years        726,021
   604,800       3.01 -  4.50         3.38             9.8              599,467
    14,333       4.51 -  6.75         5.25             7.5               14,333
    13,600       6.76 -  8.25         8.25             7.5               13,600

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



                                                                   RESTATED
                                                                     1997             1996              1995
                                                                  ----------       ------------      ------------
Basic earnings per share:
   Net income (loss)                                              $  831,501       $ (7,588,930)     $ (4,553,169)
                                                                  ----------       ------------      ------------
   Weighted average number of common shares                        7,545,113          6,266,579         2,864,195
                                                                  ----------       ------------      ------------
   Basic earnings (loss) per share                                $     0.11       $      (1.21)     $      (1.59)
                                                                  ==========       ============      ============
Diluted earnings (loss) per share:
   Net income available to common stockholders                    $  831,501       $ (7,588,930)     $  4,553,169
                                                                  ----------       ------------      ------------
   Weighted average number of common shares                        7,545,113          6,266,579         2,864,195
                                                                  ----------       ------------      ------------
   Stock options and other                                           195,231                 --                --
                                                                  ----------       ------------      ------------
   Adjusted weighted average number of common shares               7,740,344          6,266,579         2,864,195
                                                                  ----------       ------------      ------------
   Diluted earnings (loss) per share                              $     0.11       $      (1.21)     $      (1.59)
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

(13)     OTHER CHARGES (CREDITS) TO OPERATIONS --

Sale of Organi-Gro, Inc.

In March 1997, the Company sold the operations of Organi-Gro, a wholly owned subsidiary, to its former owners. Consideration included subordinated notes of approximately $1.4 million, the assumption of approximately $978,00 in debt and approximately $392,000 in trade payables for which the Company is not contingently liable. As a result of the sales, the Company recorded a charge to operations in the fourth quarter of 1996 amounting to approximately $2.5 million to adjust the carrying value of Organi-Gro's net assets to its estimated fair market value. These charges (credits) are included in "losses on assets held for sale and other special charges (credits)" for the year ended December 31, 1996. The first note of approximately $1.152 million ("Note 1)" is to be repaid from the proceeds received from the sale of products by the purchaser which is to be remitted on a monthly basis with a total amount of approximately $604,000 due no later than September 16, 1998. The remaining balance of approximately $548,000 is payable in equal monthly installments of approximately $11,000 including interest for 59 months. Note 1 bears interest at an annual rate of 6%. The second note of approximately $308,000 ("Note 2") is payable in equal monthly installments of $3,700 including interest for 48 months following the first anniversary date of Note 2 with the unpaid balance due March 31, 2002 and bears interest at an annual rate of 6%. The notes were reserved at the date of sale due to considerable doubt relative to realization.

In December 1997, Note 2 was substantially paid off. The Company received Common Stock held-by former owners with a market trading value of approximately $213,000, and charged against the reserve approximately $45,000. The remaining balance of $50,000 is to be paid off by providing repair services on equipment in the amount of $1,000 per month. Additionally, the Company has received approximately $202,000 in cash since inception on Note 1. The monthly installments of $11,000 relating to Note 1 have been received on a timely basis and are current, resulting in a $481,000 balance outstanding as of December 31, 1997. The other portion of Note 1 has a remaining balance of approximately $496,000 which is due no later than September 16, 1998.

The Company has recognized special credits related to such notes of approximately $721,000 in 1997. Based upon historical collections, the financial condition of the obligor to meet future debt installments and the underlying value of the assets securing the loan, the Company expects the unreserved amount of approximately $500,000 at December 31, 1997 to be realizable.

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

On June 10, 1998, a cash dividend of $420,000 was paid to the holders of Series B Preferred Stock as consideration for converting the shares of Series B Preferred Stock held by them into 1,458,335 shares of Common Stock. All of the shares of Series B Preferred Stock were converted to Common Stock at that time.

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

ACQUISITIONS -

Environmental Waste Recycling, Inc.

On November 5, 1998, the Company acquired Environmental Waste Recycling Inc. ("EWR"), a biosolids management company for approximately $9,487,000. The acquisition was financed through the issuance of 865,125 shares of Common Stock with a market value of approximately $2,812,000 $200,000 in debt and approximately $6,475,000 in cash and acquisition costs. The Common Stock was valued in accordance with the provisions of Emerging Issues Task Force ("EITF") 95-19. The transaction was recorded using the purchase method of accounting. The preliminary allocation of the purchase price resulted in approximately $7,091,000 of goodwill, that is being amortized over 40 years. The purchase agreement provides for the payment of additional cash and stock consideration in an aggregate amount not to exceed $2,956,216 in the event certain financial targets are realized during the twelve-month period after closing. The Company financed the cash portion of the merger consideration with borrowings under its credit facility with Bank of America.

Recyc, Inc.

On July 24, 1998, the Company acquired Recyc, Inc. ("Recyc"), a biosolids composting company, for approximately $15,573,000. The acquisition was financed through the issuance of 1,475,323 shares of Common Stock with a market trading value of approximately $8,573,000, $5,646,000 in debt, and $1,354,000 in cash and acquisition costs. The Common Stock issued was valued in accordance with the provisions of EITF 95-19. The transaction was recorded using the purchase method of accounting. A preliminary allocation of the purchase price resulted in approximately $14,964,000 of goodwill that is being amortized over 40 years. An unsecured note in the approximate amount of $2,305,000 was issued to the prior owner with principal due November, 2000. The note bears annual interest of 7% and is payable quarterly with the first payment made in November 1998. The note has no financial covenants. The principal owed under the promissory note may be offset, and up to 375,000 of the shares issued to the prior owners may be returned to the Company if certain postclosing conditions are not met. In connection with the acquisition, the Company entered into a lease agreement with an option to purchase with the prior owners, as trustees of a family trust of said stockholders, providing for the lease by Recyc of a composting facility. In addition, the Company entered into a transportation agreement with an initial term of two years with Recyc Trucking, Inc., ("RTI"), a company owned by the prior owners, for the provision by RTI of certain transportation services relating to Recyc's operations.

A & J Cartage and Related Companies

On June, 23, 1998, the Company purchased the stock of A&J Cartage, Inc., a Wisconsin company, Michigan Organic Resources, Inc., a Michigan company, and A&J Cartage Southeast, Inc. a Florida company (collectively "A&J") all of which provide biosolids management services, for approximately $19,802,000. The acquisitions were financed through the issuance of 1,812,533 shares of Common Stock with a market trading value of approximately $12,398,000, approximately $5,823,000 in debt and $1,581,000 in cash and acquisition costs. The Common Stock issued was valued in accordance with the provisions of EITF 95-19. The transactions were recorded using the purchase method of accounting. The preliminary allocation of the purchase price resulted in approximately $17,372,000 of goodwill that is being amortized over 40 years. The unsecured notes issued to the prior owner are payable in quarterly installments with the first installment due January 1, 1999. The notes bear annual interest rate of 7%. The notes have no financial covenants.

Bank Facility

During November 1998, the Company entered into a new $40 million credit facility with Bank of America National Trust and Savings Association (the "Bank of America Facility") which replaced the LaSalle credit facility. Amounts under the Bank of America Facility are subject to a borrowing base equal to 4 times earnings before interest, taxes, depreciation and amortization ("EBITDA"), based on trailing twelve months calculation, as defined in the Bank of America Facility, until March 1999 and 3.5 times EBITDA thereafter. The Bank of America Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends, limits the incurrence of indebtedness and requires the Company to comply with certain financial covenants, including a minimum net worth requirement, maximum senior and total debt to pro forma EBITDA limit and interest coverage ratio.
The Bank of America Facility expires in October 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                   ON SCHEDULE

To Synagro Technologies, Inc.:

We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Synagro Technologies, Inc., and subsidiaries included in this Form 10-K/A and have issued our report thereon dated February 26, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial data included in Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Houston, Texas
February 26, 1999

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

   **4.4          Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock of
                  Synagro Technologies, Inc.

   **4.5          Registration Rights Agreement, dated as of March 31, 1998, among the Company, Environmental
                  Opportunities Fund, L.P., Environmental Fund (Cayman), L.P. and other purchasers of the
                  Company's Series B Preferred Stock as listed on Exhibit A thereto.

   **4.6          Specimen Series B Preferred Stock Certificate.

  **10.1          Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998 among the Company,
                  Environmental Opportunities Fund, L.P., Environment Opportunities Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto.

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

 **10.11          Employment Agreement between the Company and Donald L. Thone, dated April 16, 1998.

 **10.12          Employment Agreement between the Company and Daniel L. Shook, dated April 16, 1998.

 **10.13          Employment Agreement between the Company and Ross M. Patten, dated April 16, 1998.

  **21.1          Subsidiaries of Synagro Technologies, Inc.

   *23.2          Consent of Arthur Andersen LLP.

   *23.3          Consent of Singer Lewak Greenbaum & Goldstein LLP.

   *27.1          Amended Financial Data Schedule.


------------------
*    Filed herewith.
**   Previously filed as exhibits to the Form 10-K, filed in April 1998.