Form 10-Q/A
period 1998-03-31
SYNAGRO TECHNOLOGIES INC
filed 1999-04-15
CIK 895565

                                  FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION

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

        1800 Bering, Suite 1000                           Houston, Texas 77057
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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

             Class                               Outstanding at May 12, 1998
--------------------------------               -------------------------------
 Common stock, par value $.002                             7,617,470

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

PART I  -  FINANCIAL INFORMATION

                                                                              PAGE
         Condensed Consolidated Balance Sheets as of
            March 31, 1998 Restated (Unaudited) and Restated
            December 31, 1997                                                   3

         Condensed Consolidated Statements of Operations
            for the Three Months Ended March 31, 1998 and 1997
            Restated (Unaudited)                                                4

         Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1998 and 1997
            Restated (Unaudited)                                                5

         Notes to Condensed Consolidated Financial Statements                   6

         Management's Discussion and Analysis of Results
            of Operations and Financial Condition                               9


PART II - OTHER INFORMATION                                                    12

                           SYNAGRO TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets

                                                                                  Restated            Restated
                                                                                  March 31,          December 31,
                                                                                    1998                 1997
                                                                                --------------      --------------
ASSETS                                                                           (Unaudited)
Current Assets:
     Cash and cash equivalents                                                  $    3,625,772      $      166,994
     Short-term investments                                                             64,504              64,504
     Restricted cash, current portion                                                  170,926             172,925
     Accounts receivable, net                                                        3,194,727           3,942,355
     Note receivable                                                                   467,139             500,133
     Prepaid expenses and other current assets                                       1,720,579           1,330,018
                                                                                --------------      --------------
          Total current assets                                                       9,243,647           6,176,929

Property, machinery & equipment, net                                                 8,558,674           8,914,588

Other Assets:
     Goodwill, net                                                                   4,276,054           4,333,277
     Restricted cash, long-term portion                                                173,387             173,387
     Other assets                                                                      590,109             249,938
                                                                                --------------      --------------
           Total assets                                                         $   22,841,871      $   19,848,119
                                                                                ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                      $    3,642,327      $    4,021,610
     Current portion of long-term debt                                               3,200,303           2,951,291
                                                                                --------------      --------------
          Total current liabilities                                                  6,842,630           6,972,901

Long term debt, net                                                                  5,011,235           5,494,549

Redeemable Preferred Stock                                                           3,500,004                  --

Stockholders' Equity
     Common Stock, $.002 par value, 100,000,000 shares authorized,                      15,221              15,221
     7,610,305, and 7,610,305 issued and outstanding
     Additional paid in capital                                                     28,838,502          25,323,915
     Accumulated deficit                                                           (21,365,721)        (17,958,467)
                                                                                --------------      --------------
          Total stockholders' equity                                                 7,488,002           7,380,669
                                                                                --------------      --------------
          Total liabilities and stockholders' equity                            $   22,841,871      $   19,848,119
                                                                                ==============      ==============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           SYNAGRO TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                       Quarter Ended March 31,
                                                                 ------------------------------------
                                                                    Restated             Restated
                                                                      1998                 1997
                                                                 ---------------      ---------------
Net sales                                                        $     5,621,635      $     6,737,306

Cost of operations                                                     4,945,920            5,513,327
                                                                 ---------------      ---------------

Gross profit                                                             675,715            1,223,979

Selling, general and administrative expenses                             612,534              951,457

Special charges (credits)                                               (112,999)                  --
                                                                 ---------------      ---------------

Income from operations                                                   176,180              272,522

Other income (expense)
     Other income                                                        173,681               82,231
     Interest expense                                                   (242,529)            (255,252)
                                                                 ---------------      ---------------

Income before provision for income taxes                                 107,332               99,501
                                                                 ---------------      ---------------

Provision for income taxes                                                    --                   --

Net income before redeemable preferred stock dividends                   107,332               99,501
                                                                 ---------------      ---------------

Redeemable preferred stock dividends                                   3,514,587                   --

Net earnings (loss) on common stock                              $    (3,407,255)     $        99,501
                                                                 ===============      ===============

Income (loss) per common share equivalent:
     Net income (loss), basic                                    $         (0.45)     $          0.01
     Net Income (loss), diluted                                  $         (0.45)     $          0.01

Weighted average shares outstanding, basic                             7,610,305            7,111,306
Weighted average shares outstanding, diluted                           7,610,305            7,206,855


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Three Months Ended March 31,
                                                                      --------------------------------
                                                                         Restated           Restated
                                                                           1998               1997
                                                                      -------------      -------------
Cash flows from operating activities:
     Net income before redeemable preferred stock dividend            $     107,332      $      99,501
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities
             Depreciation and amortization                                  423,569            578,093
             Gain on sale of equipment                                     (110,326)            (7,091)
             Special charges (credits)                                     (112,999)                --
      (Increase) decrease in the following:
             Accounts receivable                                            747,628           (433,940)
             Prepaid expenses and other                                    (394,364)          (525,142)
             Other assets                                                  (303,376)           (34,480)
      Decrease in accounts payable and accrued expenses                    (266,292)          (407,527)
                                                                      -------------      -------------
Net cash provided by (used in) operating activities                          91,172           (730,586)

Cash flows from investing activities:
     Additions to property, machinery & equipment                          (140,803)          (337,480)
     Proceeds from sale of equipment                                        240,698             87,575
     Sales of short-term investments                                             --            500,000
                                                                      -------------      -------------
Net cash provided by investing activities                                    99,895            250,095

Cash flows from financing activities:
     Proceeds from debt                                                     249,022          1,682,134
     Payments on debt                                                      (483,314)        (3,806,673)
     Decrease in restricted cash                                              1,999                 --
     Sale of redeemable preferred stock                                   3,500,004                 --
     Sale of common stock, net of offering costs                                 --          2,851,694
                                                                      -------------      -------------
Net cash provided by financing activities                                 3,267,711            727,155
                                                                      -------------      -------------
Net increase in cash and cash equivalents                                 3,458,778            246,664
Cash and cash equivalents, beginning of period                              166,994            643,109
                                                                      -------------      -------------
Cash and cash equivalents, end of period                              $   3,625,772      $     889,773
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

Goodwill and Amortization Expense Restatement

The Company had changed effective January 1, 1997 the estimated useful lives of remaining excess cost over the fair value of net assets (goodwill) of one of its subsidiaries from 20 to 40 years. As a result of the change the Company originally recorded $24,250 less in amortization expense for the quarters ended March 31, 1997 and 1998. The Company has now restated amortization expense associated with the subsidiary on the basis of a 20 year amortization period as was followed in the periods prior to 1997. As a result of such restatement, amortization expense increased by $24,250 for the quarter ended March 31, 1997 and 1998 from amounts previously reported. The restatement has no impact on the Company's cash flows and resulted in basic and diluted earnings per share being restated from $0.02 per share and (0.44) per share, as previously reported, to $0.01 per share and (0.45) per share for the quarters ended March 31, 1997 and 1998, respectively. See Note 1 to the notes to the Company's consolidated financial statements on the Company's amended Annual Report on Form 10-K for the year ended December 31, 1997, dated April 15, 1999.

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

Sale of Organi-Gro, Inc.
In March 1997, the Company sold the operations of Organi-Gro, a wholly-owned subsidiary, to its former owners. Consideration included two subordinated notes of approximately $1.4 million, the assumption of approximately $978,000 in debt and approximately $392,000 in trade payables for which the Company is not contingently liable. As a result of the sale, the Company recorded a charge to operations in the fourth quarter of 1996 amounting to approximately $2.5 million to adjust the carrying value of Organi-Gro's net assets to its estimated fair market value. These charges (credits) are included in "losses on assets held for sale and other special charges (credits)" for the year ended December 31, 1996. The first note of approximately $1.152 million ("Note 1") is to be repaid from the proceeds received from the sale of products by the purchaser which is to be remitted on a monthly basis with a total amount of approximately $604,000 due not later than September 16, 1998. The remaining balance of approximately $548,000 is payable in equal monthly installments of approximately $11,000 including interest for 59 months. Note 1 bears interest at an annual rate of 6%. The second note of approximately $308,000 ("Note 2") is payable in equal monthly installments of $3,700 including interest for 48 months following the first anniversary date of Note 2 with the unpaid balance due March 31, 2002 and bears interest at an annual rate of 6%. The notes were reserved at the date of sale due to considerable doubt relative to realization.

In December 1997, Note 2 was substantially paid off. The Company received Common Stock held by former owners with a market trading value of approximately $213,000, and charged against the reserve approximately $45,000. The remaining balance of $50,000 is to be paid off by providing repair services on equipment in the amount of $1,000 per month with $47,000 remaining outstanding as of March 31, 1998. Additionally, the Company has received approximately $234,000 in cash since inception on Note 1. The monthly installments of $11,000 relating to Note 1 have been received on a timely basis and are current, resulting in a $455,000 balance outstanding as of March 31, 1998. The other portion of Note 1 has a remaining balance of approximately $463,000, which is due no later than September 16, 1998.

The Company has recognized special credits related to such notes of approximately $721,000 in 1997 and $113,000 during the first three months of 1998. Based upon historical collections, the financial condition of the obligor to meet future debt installments and the underlying value of the assets securing the loan, the Company expects the unreserved amount of approximately $467,000 at March 31, 1998 to be realizable.

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

                                                                                   Quarter Ended March 31,
                                                                           ------------------------------------
                                                                              Restated              Restated
                                                                                1998                  1997
                                                                           ---------------      ---------------
                                                                            (unaudited)
        Net income before redeemable preferred stock dividend              $       107,332      $        99,501
        Redeemable preferred stock dividend                                      3,514,587
                                                                           ---------------      ---------------
        Net earnings (loss) on common stock                                     (3,407,255)              99,501
                                                                           ===============      ===============

        Basic earnings (loss) per share:
           Earnings per share prior to preferred dividend                  $          0.01      $          0.01
           Preferred stock dividend                                        $         (0.46)     $            --
                                                                           ---------------      ---------------
           Basic earnings (loss) per common share                                    (0.45)     $          0.01
           Weighted average number of common shares                              7,610,305            7,111,306
        Diluted earning (loss) per share:
           Earnings per share prior to preferred dividend                  $          0.01      $          0.01
           Preferred stock dividend                                                  (0.46)                  --
                                                                           ---------------      ---------------
           Diluted earnings (loss) per common share                        $         (0.45)     $          0.01
           Weighted average number of common shares                              7,610,305            7,206,855


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto, and the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

         RESULTS OF OPERATIONS. For the quarter ended March 31, 1998, net sales were $5,621,635 compared to $6,737,306 for the first quarter of 1997, or a decrease of $1,115,671. This decrease in net sales is directly attributable to the divestiture of Organi-Gro (approximately $1,608,000), reduced volume in Arkansas (approximately $518,000) due to the non-renewal of certain low margin contracts, partially offset by increased sales due to the purchase of certain revenue contracts of the Organics Division of BFI (approximately 1,385,000).

         Cost of operations and gross profit for the first quarter of 1998 were $4,945,920 and $675,715, respectively, compared with $5,513,327 and $1,223,979, respectively for the first quarter of 1997, resulting in gross profit as a percentage of sales of 12.0% in 1998 and 18.2% in 1997. The decrease in gross profit in the current quarter, is the result of favorable gross margin contributions during the first quarter of 1997 (approximately 23.3%) from the non-core operations of Organi-Gro (divested in April 1997), offset by lower gross margin contributions from core operations of bioSolids management services due to unusual weather conditions in the Mid-Atlantic Region and unseasonably heavy rainfall in California, which resulted in (a) additional expenses incurred to transport material to land application sites unaffected by the conditions and (b) additional land disposal costs, which were incurred when land application sites were not available. Land disposal costs and transportation costs increased by approximately $260,000 for the quarter ended March 31, 1998 compared to the same period in 1997.

         Selling, general and administrative expenses decreased to $612,534 from $951,457 in 1997. This decrease in selling, general and administrative expense is primarily the result of cost reduction efforts begun in the second quarter of 1997 relating to the integration of administrative functions of Pima Gro into the corporate offices (approximately $147,000) and the divestiture of Organi-Gro (approximately $155,000.)

         Special charges (credits) of ($112,999) relates to the recognition of an additional portion of notes receivable related to the sale of Organi-Gro previously reserved. See Note (2) to the Notes to Condensed Consolidated Financial Statements for further discussion.

         Interest expense for the quarter ended March 31, 1998 was $242,529 or a decrease of $12,723 from the quarter ended March 31, 1997.

         Other income of $173,681 compares with $82,231 for the period ended March 31, 1997. The increase relates primarily to gains on sale of assets and investments.

         As a result of the foregoing, the first quarter of 1998 reflects net income before redeemable preferred dividends of $107,332 compared to $99,501 in the first quarter of 1997.

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

         The Company restated amortization expense associated with one of its subsidiaries from 40 to 20 years. The restatement increased amortization expense by $24,250 for the quarter ended March 31, 1997 and 1998 from amounts previously reported. The restatement had no impact on the Company's cash flows and resulted in basic and diluted earnings per share being restated from $0.02 per share and (0.44) per share, as previously reported, to $0.01 per share and (0.45) per share for the quarters ended March 31, 1997 and 1998, respectively. See Note 1 herein for further discussion and Note 1 to the notes to the Company's consolidated financial statements on the Company's amended Annual Report on Form 10-K for the year ended December 31, 1997, dated April 15, 1999.

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

         As of March 31, 1998, the Company had long-term borrowings in the aggregate amount of $8,211,538, the current portion of which was $3,200,303. The Company's revolving line of credit required the Company to direct all its account debtors to make all payments on the accounts to a lockbox designated by, and under the control of LaSalle. Additionally, the bank has the right to accelerate borrowings outstanding in the event the bank reasonably feels insecure for any material reason. As a result, in order to comply with Emerging Issues Task Force pronouncement 95-22, the Company has classified the revolving line as a current liability. However, management believes the bank will continue to provide credit to the Company through the expiration date of September 30, 1999. The Company believes that its cash requirements for the remainder of 1998 can be met with its existing cash and short-term investments at March 31, 1998, cash flow from operations and its borrowing availability under its credit facility.

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

    *27.1          Amended Financial Data Schedule.

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

                                      SYNAGRO TECHNOLOGIES, INC.


Date:  April 14, 1999                 By: Ross M. Patten  /S/
                                          -------------------
                                          Chief Executive Officer


Date:  April 14, 1999                 By: Randy Jennings  /S/
                                          -------------------
                                          Chief Financial Officer

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

    *27.1          Amended Financial Data Schedule.