Form 10-Q/A
period 1998-06-30
SYNAGRO TECHNOLOGIES INC
filed 1999-04-15
CIK 895565

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

       1800 BERING DRIVE, SUITE 100                        HOUSTON, TEXAS 77057
   (Address of principal executive offices)                      (Zip Code)

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

                           SYNAGRO TECHNOLOGIES, INC.

                                     INDEX

PART I -- FINANCIAL INFORMATION

                                                              PAGE
                                                              -----
Condensed Consolidated Balance Sheets as of June 30, 1998
  Restated (Unaudited) and Restated December 31, 1997.......      3
Condensed Consolidated Statements of Operations for the
  Three and Six Months Ended June 30, 1998 and 1997
  Restated (Unaudited)......................................      4
Condensed Consolidated Statements of Cash Flows for the Six
  Months Ended June 30, 1998 and 1997 Restated (Unaudited)..      5
Notes to Condensed Consolidated Financial Statements........   7-10
Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................  11-12
PART II -- OTHER INFORMATION................................     13

                           SYNAGRO TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                RESTATED        RESTATED
                                                                JUNE 30,      DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                              (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................  $  1,910,213    $    166,994
  Short-term investments....................................        64,504          64,504
  Restricted cash, current portion..........................       383,536         172,925
  Accounts receivable, net..................................     4,416,363       3,942,355
  Note receivable...........................................       500,133         500,133
  Prepaid expenses and other current assets.................     1,509,082       1,330,018
                                                              ------------    ------------
          Total current assets..............................     8,783,831       6,176,929
Property, machinery & equipment, net........................    10,063,466       8,914,588
Other Assets:
  Non-compete...............................................       132,212              --
  Goodwill, net.............................................    21,136,710       4,333,277
  Restricted cash, long-term portion........................       123,387         173,387
  Other assets..............................................       643,368         249,938
                                                              ------------    ------------
          Total assets......................................  $ 40,882,974    $ 19,848,119
                                                              ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses.....................  $  3,984,267    $  4,021,610
  Current portion of long-term debt.........................     5,686,892       2,951,291
                                                              ------------    ------------
          Total current liabilities.........................     9,671,159       6,972,901
Long term debt..............................................     8,718,946       5,494,549
Stockholders' Equity
  Common Stock, $.002 par value, 100,000,000 shares
     authorized, 7,610,305, 6,355,434 issued and
     outstanding............................................        21,817          15,221
  Additional paid in capital................................    44,766,222      25,323,915
  Accumulated deficit.......................................   (22,295,170)    (17,958,467)
                                                              ------------    ------------
          Total stockholders' equity........................    22,492,869       7,380,669
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $ 40,882,974    $ 19,848,119
                                                              ============    ============

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                             -----------------------   -------------------------
                                              RESTATED     RESTATED     RESTATED      RESTATED
                                                1998         1997         1998          1997
                                             ----------   ----------   -----------   -----------
                                                                 (UNAUDITED)
Net sales..................................  $5,888,537   $5,362,224   $11,510,171   $12,099,530
Cost of services...........................   5,437,875    4,472,232    10,383,795     9,985,559
                                             ----------   ----------   -----------   -----------
Gross profit...............................     450,662      889,992     1,126,376     2,113,971
Selling, general and administrative
  expenses.................................     880,739      825,908     1,493,274     1,777,365
Special charges (credits)..................     (70,436)          --      (183,435)           --
                                             ----------   ----------   -----------   -----------
Income from operations.....................    (359,641)      64,084      (183,463)      336,606
Other income (expense)
  Other income.............................      82,421      274,501       256,101       356,732
  Interest expense.........................    (232,228)    (295,107)     (474,753)     (550,359)
                                             ----------   ----------   -----------   -----------
Income (loss) before provision for income
  taxes....................................    (509,448)      43,478      (402,115)      142,979
                                             ----------   ----------   -----------   -----------
Provision for income taxes.................          --           --            --            --
Net income (loss) before redeemable
  preferred stock dividends................    (509,448)      43,478      (402,115)      142,979
Redeemable preferred stock dividends.......     420,001           --     3,934,588            --
                                             ----------   ----------   -----------   -----------
Net earnings (loss) on common stock........  $ (929,449)  $   43,478   $(4,336,703)  $   142,979
                                             ==========   ==========   ===========   ===========
Income (loss) per common share equivalent:
  Net income (loss), basic.................       (0.11)         .01   $     (0.55)  $      0.02
  Net income (loss), diluted...............       (0.11)         .01   $     (0.55)  $      0.02
Weighted average shares outstanding,
  basic....................................   8,198,419    7,468,874     7,905,987     7,422,544
Weighted average shares outstanding,
  diluted..................................   8,198,419    7,769,448     7,905,987     7,468,874

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                RESTATED      RESTATED
                                                                  1998          1997
                                                              ------------   -----------
                                                                     (UNAUDITED)
Cash Flows from operating activities:
  Net Income (loss) before redeemable preferred stock
     dividends..............................................  $   (402,115)  $   142,979
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
     Depreciation and amortization..........................       853,686       877,950
     Gain on sale of equipment..............................      (128,457)      (57,030)
     Special charges (credits)..............................      (183,435)           --
  (Increase) decrease in the following:
     Accounts receivable....................................       717,768       (70,854)
     Prepaid expenses and other.............................      (168,915)     (590,050)
     Other assets...........................................      (319,082)       40,000
  Decrease in accounts payable and accrued expenses.........      (280,222)   (1,729,563)
                                                              ------------   -----------
Net cash provided by (used in) operating activities.........        89,228    (1,386,568)
Cash flows from investing activities:
  Additions to property, machinery & equipment..............      (318,652)     (808,700)
  Proceeds from sale of equipment...........................       319,355       227,619
  Cash paid for acquired business, net of cash acquired.....    (1,314,193)           --
  Sales (purchases) of short-term investments, net..........      (210,611)      504,000
                                                              ------------   -----------
Net cash used in investing activities.......................    (1,524,101)      (77,081)
Cash flows from financing activities:
  Proceeds from debt........................................       851,855     1,511,514
  Payments on debt..........................................      (840,352)   (2,933,642)
  Decrease (increase) in restricted cash....................        50,000           -0-
  Sale of redeemable preferred stock........................     3,480,432           -0-
  Preferred stock dividends.................................      (420,001)           --
  Sale of common stock, net of offering costs...............        56,158     2,851,692
                                                              ------------   -----------
Net cash provided by financing activities...................     3,178,092     1,429,564
                                                              ------------   -----------
Net increase (decrease) in cash and cash equivalents........     1,743,219       (34,085)
Cash and cash equivalents, beginning of period..............       166,994       643,109
                                                              ------------   -----------
Cash and cash equivalents, end of period....................  $  1,910,213   $   609,024
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

                           SYNAGRO TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Synagro Technologies, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q/A pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the six months ended June 30, 1998 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.

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

Goodwill and Amortization Expense -- Restatement

     The Company had changed effective January 1, 1997 the estimated useful lives of remaining excess of cost over the fair value of net assets (goodwill) at one of its subsidiaries from 20 to 40 years. As a result of the change the Company originally recorded $24,250 less in amortization expense for the quarters ended June 30, 1998 and 1997, respectively and $48,500 less for the six-month period ended June 30, 1998 and 1997, respectively. The Company has restated amortization expense associated with the subsidiary on the basis of a 20 year amortization period as was followed in periods prior to 1997. As a result of such restatement amortization expense increased by $24,250 for the quarters ending June 30, 1997 and 1998 from amounts previously reported. The restatement had no impact on the Company's cash flows. Basic and diluted earnings per share were unchanged at 0.01 per share and (0.11) per share for the quarters ended June 30, 1997 and 1998, and decreased from .03 per share and (0.54) per share to 0.02 per share and (0.55) per share for the six-month period ended June 30, 1997 and 1998 respectively. See Note 1 to the Notes to the Company's consolidated financial statements on the Company's amended Annual Report on Form 10-K for the year ended December 31, 1997, dated April 15, 1999.

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


SALE OF ORGANI-GRO, INC.

In March 1997, the Company sold the operations of Organi-Gro, a wholly owned subsidiary, to its former owners. Consideration included two subordinated notes of approximately $1.4 million, the assumption of approximately $978,000 in debt and approximately $392,000 in trade payables for which the Company is not contingently liable. As a result of the sale, the Company recorded a charge to operations in the fourth quarter of 1996 amounting to approximately $2.5 million to adjust the carrying value of Organi-Gro's net assets to its estimated fair market value. These charges (credits) are included in "losses on assets held for sale and other special charges (credits)" in the consolidated statements of operations in the Company's Form 10-K, as amended, for the year ended December 31, 1996. The first note of approximately $1.152 million
("Note 1") is to be repaid from the proceeds received from the sale of products by the purchaser which is to be remitted on a monthly basis with a total amount of approximately $604,000 due no later than September 16, 1998. The remaining balance of approximately $548,000 is payable in equal monthly installments of approximately $11,000 including interest for 59 months. Note 1 bears interest at an annual rate of 6%. The second note of approximately $308,000 ("Note 2") is payable in equal monthly installments of $3,700 including interest for 48 months following the first anniversary date of Note 2 with the unpaid balance due March 31, 2002 and bears interest at an annual rate of 6%. The notes were reserved at the date of sale due to considerable doubt relative to realization.

In December 1997, Note 2 was substantially paid off. The Company received common stock of the Company held by former owners with a market trading value of approximately $213,000, and charged against the reserve approximately $45,000. The remaining balance of $50,000 is to be paid off by providing repair services on equipment in the amount of $1,000 per month with $44,000 remaining outstanding as of June 30, 1998. Additionally, the Company has received approximately $271,000 in cash since inception on Note 1. The monthly installments of $11,000 relating to Note 1 have been received on a timely basis and are current, resulting in a $429,000 balance outstanding as of June 30, 1998. The other portion of the Note that is to be received from the sale of products by the purchaser had a remaining balance of approximately $452,000 which is due no later than September 16, 1998.

The Company has recognized special credits related to such notes of approximately $721,000 in 1997, $70,000 during the three months ended June 30, 1998 and $183,000 during the six months ended June 30, 1998. Based upon historical collections, the financial condition of the obligor to meet future debt installments and the underlying value of the assets securing the loan, the Company expects the unreserved amount of approximately $500,000 at June 30, 1998 to be realizable.

A & J CARTAGE AND RELATED COMPANIES

On June 23, 1998, the Company purchased the stock of A&J Cartage, Inc., a Wisconsin company, Michigan Organic Resources, Inc., a Michigan company, and A&J Cartage Southeast, Inc., a Florida Corporation (collectively "A&J"), for approximately $19,802,000. The acquisitions were financed through the issuance of 1,812,533 shares of Common Stock with a market trading value of approximately $12,398,000, $5,823,000 in notes and $1,581,000 in cash and acquisition costs. The transactions were recorded using the purchase method of accounting. The accompanying balance sheet as of June 30, 1998 includes a preliminary allocation of the purchase price and is subject to final adjustments. The preliminary allocation resulted in approximately $17,372,000 of goodwill that is being amortized over 40 years. The unsecured notes issued to the common owner are payable quarterly in six equal installments with the first installment due October 1, 1998. The notes bear annual interest rate of 7%. The notes have no financial covenants. The Common Stock issued was valued in accordance with the provision of Emerging Issues Task Force ("EITF")-95-19.

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

                                               QUARTER ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                              ------------------------   ------------------------
                                               RESTATED      RESTATED     RESTATED      RESTATED
                                                 1998          1997         1998          1997
                                              -----------   ----------   -----------   ----------
                                              (UNAUDITED)                (UNAUDITED)
Net income before redeemable preferred stock
  dividends.................................  $  (509,448)  $   43,478   $ (402,115)   $  142,979
Redeemable preferred stock dividends........      420,001                 3,934,588            --
                                              -----------   ----------   ----------    ----------
Net earnings (loss) on common stock.........     (929,449)      43,478   (4,336,703)      142,979
                                              ===========   ==========   ==========    ==========
Basic earnings (loss) per share:
  Earnings per share prior to preferred
     dividend...............................  $      (.06)  $     0.01   $     (.05)   $     0.02
  Preferred stock dividend..................         (.05)          --         (.50)           --
                                              -----------   ----------   ----------    ----------
  Basic earnings (loss) per common share....        (0.11)        0.01         (.55)         0.02
Diluted earnings (loss) per share:
  Earnings per share prior to preferred
     dividend...............................  $      (.06)  $     0.01   $     (.05)   $     0.02
  Preferred stock dividend..................         (.05)          --         (.50)           --
                                              -----------   ----------   ----------    ----------
  Diluted earnings (loss) per common
     share..................................  $     (0.11)  $     0.01   $     (.55)   $     0.02
Weighted average number of common shares....    8,198,419    7,468,874    7,905,987     7,422,544
Weighted average shares outstanding,
  diluted...................................    8,198,419    7,769,448    7,905,987     7,468,874

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       INTRODUCTION

     The following discussion should be read in conjunction with the consolidated historical and pro forma combined financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q/A and the Annual Report on Form 10-K/A for the year ended December 31, 1997 (the "Form 10-K/A"). This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

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

                  UNAUDITED PRO FORMA STATEMENT OF OPERATIONS


                                                                RESTATED         RESTATED
                                                                 QUARTER        SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 1998    JUNE 30, 1998
                                                              -------------    -------------
Net sales...................................................   $10,128,707      $18,611,899
Cost of services............................................     8,012,829       15,221,151
                                                               -----------      -----------
Gross profit................................................     2,115,878        3,390,748
Selling, general and administrative expenses................     1,395,132        2,470,048
Special charges (credits)...................................       (70,436)        (183,435)
                                                               -----------      -----------
Income from operations......................................       791,182        1,104,135
Other income (expense), net.................................      (446,936)        (722,248)
                                                               -----------      -----------
Income before tax...........................................       344,246          381,887

     HISTORICAL RESULTS OF OPERATIONS. For the quarter ended June 30, 1998, net sales were $5,888,537 compared to $5,362,224 for the second quarter of 1997, an increase of $526,313 or 9.8%. For the first half of 1998, net sales decreased from $12,099,530 to $11,510,171 for the same period in 1997. The increase in sales for the quarter relates to the purchase of certain revenue contracts from BFI's Organics division (approximately $1,424,000) partially offset by reduced volume in Arkansas (approximately $543,000) due to nonrenewal of low margin contracts and lower volumes related to operations in the Houston area (approximately 367,000). The decrease in sales year-to-date relates to the divestiture of Organi-Gro (approximately $1,608,000), reduced volume in Arkansas (approximately $1,060,000) due to nonrenewal of low margin contracts and lower volumes related to operations in the Houston area (approximately 390,000), partially offset by the purchase of certain revenue contracts from BFI's Organics Division (approximately $2,809,000).

     Cost of operations and gross profit for the second quarter of 1998 were $5,437,875 and $450,662 respectively, compared with $4,469,209 and $889,992 respectively, for the second quarter of 1997, resulting in a decrease in gross profit as a percentage of sales from 16.6% in 1997 to 7.6% in 1998. Cost of operations and gross profit for the first half of 1998 changed to $10,383,795 and $1,126,376 respectively from $9,985,554 and $2,113,971 respectively for the same period in 1997, resulting in a decrease in gross profit as a percentage of sales from 17.5% in the first half of 1997 to 9.8% in 1998. The decrease in gross profit as a percentage of sales is due to unusual weather conditions in the Mid-Atlantic Region and unseasonably heavy rainfall in California, which resulted in (a) additional expenses incurred to transport material to land application sites unaffected by the conditions and (b) additional land disposal costs, which were incurred when land application sites were not available. Landfill disposal costs and transportation costs increased by approximately $749,000 for the six month period ended June 30, 1998 and approximately 489,000 for the quarter ended June 30, 1998 compared to the same periods in 1997.

     Selling, general and administrative expenses increased by $54,831 for the quarter and decreased $284,091 for the six months ended June 30, 1998. Selling, general and administrative expenses increased as a result of increased corporate staffing in the second quarter of 1998. Year to date expenses are still below 1997 levels due to the divestiture of Organi-Gro (approximately $155,000) and cost reductions begun in 1997 relating to the integration of administrative functions of Pima Gro into the corporate offices (approximately $233,000).

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

     As a result of the foregoing, the second quarter of 1998 reflects a net loss, before preferred dividends, of $509,448 or $.06 per share compared to net income of $43,478 or $.01 per share in the second quarter of 1997. The year-to-date net loss before preferred dividends was $402,115 or $.05 per share in 1998 compared to net income of $142,979 or $.02 per share in 1997.

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

     The Company restated amortization expense associated with one of its subsidiaries from 40 to 20 years. The restatement increased amortization expense by $24,250 for the quarters ended June 30, 1997 and 1998 and by $48,500 for the six-month periods ended June 30, 1997 and 1998 from amounts previously provided. The restatement had no impact on the Company's cash flows. Basic and diluted earnings per share were unchanged at 0.01 per share and (0.11) per share for the quarters ended June 30, 1997 and 1998, and decreased from 0.03 per share and (0.54) per share to 0.02 per share and (0.55) per share for the six-month period ended June 30, 1997 and 1998 respectively. See Note 1 herein for further discussion and Note 1 to the Notes to the Company's consolidated financial statements for further discussion on the Company's amended Annual Report on Form 10-K for the year ended December 31, 1997, dated April 15, 1999.

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

ITEM 5. SUBSEQUENT EVENTS

     On July 24, 1998, the Company acquired Recyc, Inc., a biosolids composting company for approximately $15,573,000. The acquisition was financed through the issuance of 1,475,323 shares of common stock, $5.6 million in debt and $1,354,000 in cash and acquisition costs. The transaction will be recorded using the purchase method of accounting.

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
         10.12           -- Employment Agreement between the Company and Daniel L
                            Shook, dated April 16, 1998. (Exhibit 10.12 to the
                            Company's Amended and Restated Annual Report on Form
                            10-K, as amended, for the year ended December 31, 1997,
                            is incorporated herein by reference).
         10.13           -- Employment Agreement between the Company and Ross M.
                            Patten, dated April 16, 1998. (Exhibit 10.12 to the
                            Company's Amended and Restated Annual Report on Form
                            10-K, as amended, for the year ended December 31, 1997,
                            is incorporated herein by reference).
         21.1            -- Subsidiaries of Synagro Technologies, Inc. (Exhibit 21.1
                            to the Company's Amended and Restated Annual Report on
                            Form 10-K, as amended, for the year ended December 31,
                            1997, is incorporated herein by reference).
        *27.1            -- Amended Financial Data Schedule.

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

                                                   SYNAGRO TECHNOLOGIES, INC.

      Date:                                                       By: /s/ ROSS M. PATTEN
      ----------------------------------             -------------------------------------------------
                                                                  Chief Executive Officer

      Date:                                                       By: /s/ RANDY JENNINGS
      ----------------------------------             -------------------------------------------------
                                                                  Chief Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- Restated Certificate of Incorporation of Synagro
                            Technologies, Inc. (the "Company") dated August 16, 1996
                            (Exhibit 3.1 to the Company's Post-Effective Amendment
                            No. 1 to Registration Statement No. 33-95028, dated
                            October 25, 1996, is incorporated herein by reference).
          3.2            -- Bylaws of the company dated August 5, 1996. (Exhibit 3.2 to the Company's Post-Effective Amendment No. 1 to
                            Registration Statement No. 33-95028, dated October 25,
                            1996, is incorporated herein by reference).
          4.1            -- Specimen Common Stock Certificate of the Company (Exhibit
                            4.1 to the Company's Post-Effective Amendment No. 1 to
                            Registration Statement on Form 10, dated December 29,
                            1992, is incorporated herein by reference).
          4.2            -- Specimen Warrant Certificate of the Company. (Exhibit 4.2
                            to the Company's Registration Statement on Form S-1 (No.
                            33-95028, dated July 27, 1995, and as amended, is
                            incorporated herein by reference).
          4.3            -- Rights Agreement, dated as of December 20, 1996, between the Company and Intercontinental Registrar & Transfer
                            Agency, Inc., as Rights Agent, which includes as Exhibit
                            A thereto the Synagro Technologies, Inc. Statement of
                            Designations, Preferences, Limitations and Relative
                            Rights of its Series A Junior Participating Preferred
                            Stock, and as Exhibit C thereto the Form of Rights
                            Certificate. (Incorporated by reference to Exhibit No.
                            4.1 to Registrants Registration Statement on Form 8-A
                            dated December 27, 1996).
          4.4            -- Certificate of Designation, Preferences, Rights and
                            Limitations of Series B Preferred Stock of Synagro
                            Technologies, Inc. (Exhibit 4.4 to the Company's Amended
                            and Restated Annual Report on Form 10-K, as amended, for
                            the year ended December 31, 1997, is incorporated herein
                            by reference).
          4.5            -- Registration Rights Agreement, dated as of March 31,
                            1998, among the Company, Environmental Opportunities
                            Fund, L.P., Environmental Fund (Cayman), L.P. and other
                            purchasers of the Company's Series B Preferred Stock as
                            listed on Exhibit A thereto. (Exhibit 4.5 to the
                            Company's Amended and Restated Annual Report on Form
                            10-K, as amended, for the year ended December 31, 1997,
                            is incorporated herein by reference).
          4.6            -- Specimen Series B Preferred Stock Certificate. (Exhibit
                            4.6 to the Company's Amended and Restated Annual Report
                            on Form 10-K, as amended, for the year ended December 31,
                            1997, is incorporated herein by reference).
         10.1            -- Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998 among the Company, Environmental
                            Opportunities Fund, L.P., Environment Opportunities Fund
                            (Cayman), L.P. and other purchasers of the Company's
                            Series B Preferred Stock as listed on Exhibit A thereto.
                            (Exhibit 10.1 to the Company's Amended and Restated
                            Annual Report on Form 10-K, as amended, for the year
                            ended December 31, 1997, is incorporated herein by
                            reference).
         10.2            -- Form of Indemnification Agreement. (Appendix F to the
                            Company's Proxy Statement on Schedule 14A for Annual
                            Meeting of Stockholders, dated May 9, 1996, is
                            incorporated herein by reference).
         10.3            -- Amended and Restated 1993 Stock Option Plan dated August
                            5, 1996. (Exhibit 4.1 to the Company's Registration
                            Statement on Form S-8 (No. 333-18029), dated December 17,
                            1996, is incorporated herein by reference).
         10.4            -- Lease Agreement between the Company and Green Coast
                            Enterprises, Inc. dated February 1, 1996. (Exhibit 10.2
                            to the Company's Annual Report on Form 10K for the year
                            ended December 31, 1995, is incorporated herein by
                            reference).

        EXHIBIT                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.5            -- Employment Agreement between Pima Gro Systems, Inc. and
                            Wilson Nolan, dated July 18, 1996. (Exhibit 10.1 to the
                            Company's current Report on Form 8-K, dated July 31,
                            1996, is incorporated herein by reference).
         10.6            -- Agreement for the Purchase of Stock by and among Synagro
                            Technologies, Inc. CDR Environmental, Inc. Pima Gro, Pima
                            Gro Systems 2, Inc., Wilson Nolan, Herbert Kai and John
                            Kai, Jr., dated July 18, 1996. (Exhibit 2.1 to the
                            Company's current Report on Form 8-K, dated July 31,
                            1996, is incorporated herein by reference).
         10.7            -- 6% Promissory Note made by Custom Poultry to Organi-Gro and the Company in the principal amount of $1,152,381,
                            dated April 1, 1997 (Exhibit 10.8 to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996,
                            is incorporated herein by reference).
         10.8            -- Guaranty of Tony D. Childers ("Childers") for 6%
                            Promissory Note made by Custom Poultry to Organi-Gro,
                            dated April 1, 1997 (Exhibit 10.9 to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996,
                            is incorporated herein by reference).
         10.8.1          -- 6% Promissory Note made by Hodges to Organi-Gro and the
                            Company in the principal amount of $3,308,203, dated
                            April 1, 1997. (Exhibit 10.10 to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996,
                            is incorporated herein by reference).
         10.10           -- Guaranty of Childers and Jack Hodges for 6% Promissory
                            Note made by Hodges to Organi-Gro, dated April 1, 1997
                            (Exhibit 10.11 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1996, is
                            incorporated herein by reference).
         10.11           -- Employment Agreement between the Company and Donald L.
                            Thone, dated April 16, 1998. (Exhibit 10.11 to the
                            Company's Amended and Restated Annual Report on Form
                            10-K, as amended, for the year ended December 31, 1997,
                            is incorporated herein by reference).
         10.12           -- Employment Agreement between the Company and Daniel L
                            Shook, dated April 16, 1998. (Exhibit 10.12 to the
                            Company's Amended and Restated Annual Report on Form
                            10-K, as amended, for the year ended December 31, 1997,
                            is incorporated herein by reference).
         10.13           -- Employment Agreement between the Company and Ross M.
                            Patten, dated April 16, 1998. (Exhibit 10.12 to the
                            Company's Amended and Restated Annual Report on Form
                            10-K, as amended, for the year ended December 31, 1997,
                            is incorporated herein by reference).
         21.1            -- Subsidiaries of Synagro Technologies, Inc. (Exhibit 21.1
                            to the Company's Amended and Restated Annual Report on
                            Form 10-K, as amended, for the year ended December 31,
                            1997, is incorporated herein by reference).
        *27.1            -- Amended Financial Data Schedule.

---------------

* Filed herewith