Form 10-Q/A
period 1998-09-30
SYNAGRO TECHNOLOGIES INC
filed 1999-04-15
CIK 895565

FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998             Commission File Number 0-21054

                           SYNAGRO TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

          Delaware                                           76-0511324
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

     1800 Bering Drive, Suite 1000                         Houston, Texas  77057
(Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code)      (713) 706-6180

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

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION

                                                                            PAGE
         Condensed Consolidated Balance Sheets as of
            September 30, 1998 (Restated/Unaudited) and
            December 31, 1997 (Restated) ..................................    3

         Condensed Consolidated Statements of Operations
            for the Three and Nine Months Ended September 30, 1998
            and 1997  (Restated/Unaudited) ................................    4

         Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1998 and 1997
            (Restated/Unaudited) ..........................................    5

         Notes to Condensed Consolidated Financial Statements .............    7

         Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................   12



PART II - OTHER INFORMATION ...............................................   17

                           SYNAGRO TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets

                                                                        Restated        Restated
                                                                       September 30,   December 31,
                                                                          1998            1997
                                                                       ------------    ------------
ASSETS                                                                 (Unaudited)
Current Assets:
     Cash and cash equivalents .....................................   $    894,298    $    166,994
     Short-term investments ........................................              0          64,504
     Restricted cash, current portion ..............................         45,158         172,925
     Accounts receivable, net ......................................      5,202,086       3,942,355
     Notes receivable ..............................................        496,133         500,133
     Prepaid expenses and other current assets .....................      1,072,154       1,330,018
                                                                       ------------    ------------
          Total current assets .....................................      7,709,829       6,176,929

Property, Machinery & Equipment, net ...............................     10,497,700       8,914,588

Other Assets:
     Goodwill, net .................................................     36,033,405       4,333,277
     Restricted cash, long-term portion ............................        123,387         173,387
     Other assets ..................................................        246,736         249,938
                                                                       ------------    ------------
           Total assets ............................................   $ 54,611,057    $ 19,848,119
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses .........................      5,837,864    $  4,021,610
     Current portion of long-term debt .............................              0       2,951,291
                                                                       ------------    ------------
          Total current liabilities ................................      5,837,864       6,972,901

Long Term Debt

Short-term debt expected to be refinanced ..........................      9,578,458               0
Other Long-term debt ...............................................      4,534,527       5,494,549
Debt to related party ..............................................      4,150,000               0
                                                                       ------------    ------------
                                                                         18,262,985       5,494,549
COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
     Preferred stock, $.002 par value, 10,000,000 shares authorized,
       none issued and outstanding .................................              0               0
     Common stock, $.002 par value, 100,000,000 shares authorized,
       12,384,137 and 7,610,305 issued and outstanding .............         24,768          15,221
     Additional paid in capital ....................................     53,340,965      25,323,915
     Accumulated deficit ...........................................    (22,855,525)    (17,958,467)
                                                                       ------------    ------------
          Total stockholders' equity ...............................     30,510,208       7,380,669
                                                                       ------------    ------------
          Total liabilities and stockholders' equity ...............   $ 54,611,057    $ 19,848,119
                                                                       ============    ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           SYNAGRO TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                              Quarter Ended September 30,    Nine Months Ended September 30,
                                             ----------------------------    -------------------------------
                                               Restated       Restated         Restated           Restated
                                                 1998           1997             1998               1997
                                             ------------    ------------    ------------       ------------
Net Sales ................................   $  8,551,786    $  6,411,775    $ 20,061,959       $ 18,511,305

Cost of Services .........................      7,104,025       5,285,075      17,487,823         15,270,634
                                             ------------    ------------    ------------       ------------

Gross Profit .............................      1,447,761       1,126,700       2,574,136          3,240,671

Selling, general and
 administrative expenses..................      1,363,227         697,041       2,822,069          2,474,406


Special Charges (credits), net ...........        256,511             -0-         107,501                -0-
                                             ------------    ------------    ------------       ------------
Income (loss) from operations ............       (171,977)        429,659        (355,434)           766,265

Other income (expense)
     Other Income ........................         78,694          89,580         334,794            446,313
     Interest Expense ....................       (467,072)       (140,990)       (941,830)          (691,350)
                                             ------------    ------------    ------------       ------------

Income (loss) before provision for
  income taxes ...........................       (560,355)        378,249        (962,470)           521,228
Provision for income taxes ...............            -0-             -0-             -0-                -0-
                                             ------------    ------------    ------------       ------------
Net income (loss) ........................       (560,355)        378,249        (962,470)           521,228

Redeemable preferred stock
     dividends ...........................            -0-             -0-       3,934,588                -0-
                                             ------------    ------------    ------------       ------------

Net earnings (loss) applicable to
common stock .............................   $   (560,255)   $    378,249    $ (4,897,058)      $    521,228
                                             ============    ============    ============       ============


Income (loss) per common share equivalent:
    Net Income (loss), basic .............   $       (.05)   $       0.05    $       (.53)      $       0.07
    Net income (loss), diluted ...........   $       (.05)   $       0.05    $       (.53)      $       0.07

Weighted average shares
outstanding, basic .......................     12,030,372       7,679,678       9,295,890          7,577,955
Weighted average shares
outstanding, diluted .....................     12,030,372       8,177,810       9,295,890          7,811,294

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED  FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                     --------------------------------
                                                                       Restated           Restated
                                                                         1998               1997
                                                                     --------------    --------------
Cash Flows from operating activities:
     Net Income (loss)before redeemable preferred stock dividends    $     (962,470)   $      521,228
     Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities
             Depreciation and amortization .......................        1,502,140         1,289,820
             Gain on sale of equipment ...........................         (174,111)          (72,341)
             Non-cash portion of special charges (credits) .......           29,351              --
      (Increase) decrease in the following:
             Accounts receivable .................................         (419,101)       (1,059,822)
             Prepaid expenses and other ..........................          567,854          (377,474)
             Other assets ........................................          117,644            40,000
      Increase (decrease) in accounts payable and accrued expenses        1,357,544        (1,297,365)
                                                                     --------------    --------------
Net cash provided by (used in) operating activities ..............        2,018,851          (955,954)
                                                                     --------------    --------------
Cash flows from investing activities:
     Additions to property, machinery & equipment ................       (1,147,069)         (762,997)
     Proceeds from sale of equipment .............................          953,456           242,930
     Cash paid for acquired businesses, net of cash acquired .....       (2,807,118)             --
     Sales (purchases) of short-term investments, net ............          172,925           495,496
                                                                     --------------    --------------
Net cash used in investing activities ............................       (2,827,806)          (24,571)
                                                                     --------------    --------------
Cash flows from financing activities:
     Proceeds from debt ..........................................        1,321,937           977,506
     Payments on debt ............................................       (2,973,992)       (3,156,339)
     Decrease in restricted cash .................................           69,346              --
     Sale of redeemable preferred stock ..........................        3,480,432              --
     Preferred stock dividend ....................................         (420,001)             --
     Sale of common stock, net of offering costs .................           58,537         2,851,692
                                                                     --------------    --------------
Net cash provided by financing activities ........................        1,536,259           672,859
                                                                     --------------    --------------
Net increase (decrease) in cash and cash equivalents .............          727,304          (307,666)
Cash and cash equivalents, beginning of period ...................          166,994           643,109
                                                                     --------------    --------------
Cash and cash equivalents, end of period .........................   $      894,298    $      335,443
                                                                     ==============    ==============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.

                                                    Quarter Ended September 30,
                                                   -----------------------------
Supplemental Cash Flow Information - (Unaudited)       1998             1997
                                                   -------------   -------------
Interest paid during the period ................   $     342,365   $     440,071

Taxes paid during the period ...................            --              --


                   Non Cash Investing and Financing Activities

On March 31, 1998, the Company issued 1,458,335 shares of Series B Preferred Stock $.002 par value per share (the "Preferred Stock") with a beneficial conversion feature. The Company recognized the value of the beneficial conversion feature of $3,514,587 as a preferred dividend.

On June 10, 1998, the Preferred Stock was converted into 1,458,336 shares of the Company's common stock (the "Common Stock").

The Company sold the operations of a wholly-owned subsidiary in 1997. The assets and liabilities sold were approximately $978,000 net of a loss allowance of approximately $2.4 million. The Purchaser assumed debt of approximately $978,000 in exchange for a note receivable of approximately $1.4 million, which was initially reserved by the Company.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

General

The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Synagro Technologies, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. The results for the nine months ended September 30, 1998 are not necessarily indicative of future operating results. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K, as amended, for the year ended December 31, 1997.

The Company is engaged in the biosolids management business, which includes the beneficial reuse of organic materials, transportation and monitoring of biosolids, and the marketing of end products from the treatment of such materials. The Company's primary customer base is located in Arkansas, Arizona, California, Florida, Georgia, Illinois, Maryland, Michigan, Ohio, Pennsylvania, Texas, Virginia, Wisconsin and the District of Columbia.

Goodwill and Amortization Expanse Restatement

The Company had changed effective January 1, 1997 the estimated useful lives of remaining excess cost over the fair value of net assets (goodwill) of one of its subsidiaries from 20 to 40 years. As a result of the change the Company originally recorded $24,250 less in amortization expense for the quarters ended September 30, 1997 and 1998. The Company has now restated amortization expense associated with the subsidiary on the basis of a 20 year amortization period as was followed in the periods prior to 1997. As a result of such restatement, amortization expense increased by $24,250 for the quarter ended September 30, 1997 and 1998 and $72,750 for the nine-month periods ended September 30, 1997 and 1998 from amounts previously reported. The restatement had no impact on the Company's cash flows and resulted in basic and diluted earnings per share being restated from .05 per share and (.04) per share to .05 per share and (.05) per share for the quarters ended September 30, 1997 and 1998, and .08 per share and (.52) per share to .07 per share and (.53) per share for the nine-month period ended September 30, 1997 and 1998, respectively. See Note 1 to the notes to the Company's consolidated financial statements on the Company's amended Annual Report on Form 10-K for the year ended December 31, 1997, dated April 15, 1999.

Recent Accounting Pronouncements

In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP 98-1 provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company is required and will adopt SOP 98-1 in the first quarter of 1999 and believes that adoption will not have a significant effect on its consolidated financial statements.

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

     The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998. SFAS No. 131 requires that companies report financial and descriptive information about their reportable operating segments beginning with its 1998 Annual Financial Statements. Segment information to be reported is to be based upon the way management organizes the segments for making operating decisions and assessing performance. The Company believes the adoption of SFAS No. 131 will have no significant effect on its financial reporting.

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

In December 1997, Note 2 was substantially paid off. The Company received common stock of the Company held by former owners with a market trading value of approximately $213,000, and charged against the reserve approximately $45,000. The remaining balance of $50,000 is to be paid off by providing repair services on equipment in the amount of $1,000 per month with $41,000 remaining outstanding as of September 30, 1998. Additionally, the Company has received approximately $345,000 in cash since inception on Note 1. The monthly installments of $11,000 relating to Note 1 have been received on a timely basis and are current, resulting in a $402,000 balance outstanding as of September 30, 1998. The portion of the Note that was to be received from the sale of products by the purchaser with a remaining balance of approximately $445,000 which was due no later than September 16, 1998 was not paid when due. The former owners were unable to pay the remainder without liquidating some of the assets securing the note. The Company is currently working with the former owners to liquidate sufficient assets to meet the current obligations without jeopardizing future obligations.

The Company has recognized special credits related to such notes of approximately $721,000 in 1997, $32,000 during the three months ended September 30, 1998 and $215,000 during the nine months ended September 30, 1998. Based upon historical collections, the financial condition of the obligor to meet future debt installments and the underlying value of the assets securing the loan, the Company expects the unreserved amount of approximately $496,000 at September 30, 1998 to be realizable.


A & J Cartage and Related Companies

On June 23, 1998, the Company purchased the stock of A&J Cartage, Inc., a Wisconsin company, Michigan Organic Resources, Inc., a Michigan company, and A&J Cartage Southeast, Inc., a Florida corporation (collectively "A&J"), for approximately $19,802,000. The acquisitions were financed through the issuance of 1,812,533 shares of Common Stock with a market trading value of approximately $12,398,000, $5,823,000 in notes and $1,581,000 in cash and acquisition costs. The transactions were recorded using the purchase method of accounting. The accompanying balance sheet as of September 30, 1998 includes a preliminary allocation of the purchase price and is subject to final adjustments. The preliminary allocation resulted in approximately $17,372,000 of goodwill that is being amortized over 40 years. The unsecured notes issued to the common owner are payable quarterly in six equal installments with the first installment due October 1, 1998. The notes bear annual interest rate of 7%. The notes have no financial covenants. The Common Stock issued was valued in accordance with the provisions of Emerging Issues Task Force ("EITF") 95-19.

Recyc, Inc.

     On July 24, 1998, the Company acquired Recyc, Inc. ("Recyc"), a biosolids composting company, for approximately $15,573,000. The acquisition was financed through the issuance of 1,475,323 shares of Common Stock with a market trading value of approximately $8,573,000, $5,646,000 in debt, $1,354,000 in cash and acquisition costs. The transaction was recorded using the purchase method of accounting. The accompanying balance sheet as of September 30, 1998 includes a preliminary allocation of the purchase price and is subject to final adjustments. The preliminary allocation resulted in approximately $14,964,000 of goodwill that is being amortized over 40 years. An unsecured note in the approximate amount of $2,305,000 was issued to the former owner with principal due November, 2000. The note bears annual interest of 7% and is payable quarterly with the first payment due in November 1998. The note has no financial covenants. The Common Stock issued was valued in accordance with the provisions of EITF 95-19.

Environmental Waste Recycling, Inc.

     On November 5, 1998, the Company acquired Environmental Waste Recycling, Inc., ("EWR") for approximately $9,487,000. The acquisition was financed through the issuance of 865,125 shares of Common Stock with a market value of approximately $2,812,000, $200,000 in debt and approximately $6,475,000 in cash and acquisition costs. The transaction will be recorded using the purchase method of accounting. The preliminary allocation resulted in approximately $7,091,000 of goodwill which will be amortized over 40 years. The stock was valued in accordance with the provisions of EITF 95-19.

(3)       SPECIAL CHARGES (CREDITS), NET

Special charges (credits), net for the nine months ended September 30, 1998 consist primarily of a charge of $320,000 associated with severance related to two former officers of the Company offset partially by a special credit of approximately $215,000 related to income recognized on certain notes receivable related to the sale of Organi-Gro in 1997. See Note 2 for further discussion.

(4)      NEW CREDIT FACILITY

At September 30, 1998, the Company had a credit facility with LaSalle National Bank ("LaSalle") in the amount of $10,000,000 ($5 million term and $5 million revolving line of credit). At September 30, 1998, the Company had borrowings under the term loan in the amount of $2,966,234 and $1,674,582 under the revolving line of credit. Amounts under the revolving line of credit were subject to a borrowing base consisting of 85% of accounts receivable, as defined in the credit facility. The revolving line of credit required the Company to direct all its account debtors to make all payments on the accounts directly to a lockbox designated by, and under the control of, LaSalle. The LaSalle credit facility required the Company to meet certain loan covenants, and the Company was in compliance with those covenants as of September 30, 1998. This credit facility was to expire in September 1999.

During November 1998, the Company replaced the LaSalle credit facility by entering into a new $40 million credit facility with Bank of America National Trust and Savings Association (the "Bank of America Facility"). Amounts under the Bank of America Facility are subject to a borrowing base equal to 4 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on trailing twelve months calculation, as defined in the Bank of America Facility, until March 1999, and 3.5 times EBITDA thereafter. The Bank of America Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends, limits the incurrence of indebtedness and requires the Company to comply with certain financial covenants, including a minimum net worth requirement, maximum senior and total debt to pro forma EBITDA limit and interest coverage ratio. The Company was in compliance with those covenants as of September 30, 1998. The Bank of America Facility expires in October 2001. As of November 12, 1998, the Company had approximately $5.7 million available under the line of credit.

(5)      LITIGATION

The Company currently and from time to time is subject to claims and lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(6)      PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock. The Preferred Stock may be issued in one or more series or classes by the Board of Directors of the Company prior to issuance of the shares. Each such series or class shall have such powers, preferences rights and restrictions as determined by resolution of the Board of Directors. Series A Junior Participating Preferred Stock will be issued upon exercise of the Stockholder Rights described below.

Series B Redeemable Preferred Stock

On March 31, 1998, the Company issued 1,458,335 shares of Series B Preferred Stock for $3,500,004. The Series B Preferred Stock is convertible by the holders to Common Stock at a rate of 1:1, with a beneficial conversion feature permitting the shareholders to convert their holdings to Common Stock at $2.40. The market price of the Common Stock at date of issuance was $4.81. The Company recognized the value of the beneficial conversion feature of approximately $3.5 million as a Preferred Stock dividend. The value of such Preferred Stock dividend had no impact on the Company's cash flows, but reduced basic and diluted earnings available to holders of Common Stock. The Company is required to effect one registration statement to register such securities. If any holder elects not to include its securities in such registration, they will have no other rights to have such securities registered except as discussed below. At any time the Company proposes to register for sale any of its equity securities (excluding registrations on Form S-8 or Form S-4, or any comparable successor forms), the holders shall have the rights to be included.

Each share of Series B Preferred Stock is entitled to vote with the Common Stock and has one vote per share. The vote of a majority of the Series B Preferred Stock is required to validate certain specified actions by the Company. Holders of the Series B Preferred Stock are entitled to a liquidation preference equal to the face value of the Series B Preferred Stock, accrued and unpaid dividends, if any, and a special redemption premium in the event of a dissolution, liquidation or winding up of the affairs of the Company or upon a change of control. The special redemption premium begins at 112% of the liquidation preference in 1998 and increases to 172% in 2003 and thereafter.

Unless otherwise restricted, the Series B Preferred Stock is redeemable by the Company on April 1, 2003, at the greater of the sum of $2.40 per share, and accrued but unpaid dividends, if any, or fair market value, as defined. The Series B Preferred Stock will automatically convert to Common Stock in certain circumstances related to an underwritten public offering generating proceeds in excess of a defined amount or within four years if the Company achieves a certain level of trailing twelve-month diluted earnings per share. The Series B Preferred Stock contains certain anti-dilution conversion features.

No dividends accrue on the Series B Preferred Stock through its fifth anniversary date. Thereafter, if not redeemed, dividends accrue at a quarterly rate of $.108 per share, decreasing at a rate of $.0048 per quarter thereafter. Dividends are payable in additionally issued Series B Preferred Stock.

On June 10, 1998, a cash dividend of $420,000 was paid to the holders of Series B Preferred Stock as consideration for converting the shares of Preferred Stock held by them into 1,458,336 shares of Common Stock.

(7)      STOCKHOLDERS' RIGHTS PLAN

In December 1996, the Company adopted a stockholders' rights plan (the "Rights Plan"). The Rights Plan provides for a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of the Common Stock, to stockholders of record at the close of business on January 10, 1997. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights will expire on December 31, 2006. Each Right entitles stockholders to buy one one-thousandth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $10. The Rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of the Common Stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15% or more of the common stock of the Company. However, the Rights will not become exercisable if Common Stock is acquired pursuant to an offer for all shares which a majority of the Board of Directors determines to be fair to and otherwise in the best interests of the Company and its stockholders. If, following an acquisition of 15% or more of the Common Stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase Common Stock of the acquiring company having a value of twice the exercise price. The effect will be to entitle the Company stockholder to buy stock in the acquiring company at 50% of its market price.

The Company may redeem the Rights at $.001 per Right at any time on or prior to the tenth business day following the acquisition of 15% or more of its Common Stock by a person or group or commencement of a tender offer for such 15% ownership.

(8)      EARNINGS (LOSS) PER COMMON SHARE

The FASB issued SFAS No. 128, "Earnings Per Share" in February 1997. Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of earnings per share ("EPS"); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of the calculation, outstanding stock options, warrants and redeemable preferred stock are considered common stock equivalents. For the nine months ended September 30, 1997, the difference in weighted average numbers of Common Stock between basic and diluted earnings per share represents the impact of stock options. The option exercise prices range from $2.00 to $8.25 as of September 30, 1998. The adjusted number of shares for the quarter and year to date 1998 that would be increased related to stock options was approximately 1,058,000 and 1,028,000, respectively; however, diluted per share amounts are not applicable for loss periods. The following table summarizes the basic EPS and diluted EPS computations for the quarter and nine months ended September 30, 1997 and 1998.

                                                     Quarter Ended September 30,      Nine Months Ended September 30,
                                                  --------------------------------   --------------------------------
                                                     Restated          Restated        Restated          Restated
                                                       1998              1997            1998               1997
                                                  --------------    --------------   --------------    --------------
                                                    (Unaudited)
Net income (loss) before redeemable
 preferred stock dividends ....................   $     (560,355)   $      378,249   $     (962,470)   $      521,228
Redeemable preferred stock dividends ..........             --                --          3,934,588              --
                                                  --------------    --------------   --------------    --------------

Net earnings (loss) on common stock ...........   $     (560,355)   $      378,249   $   (4,897,058)   $      521,228
                                                  ==============    ==============   ==============    ==============
Basic earnings (loss) per share:
    Earning per share prior to
          Preferred dividends .................   $         (.05)   $          .05   $         (.10)   $          .07

     Preferred stock dividends ................             --                --               (.43)             --
                                                  --------------    --------------   --------------    --------------
    Basic earnings (loss) per Common share ....   $         (.05)   $          .05   $         (.53)   $          .07
Diluted earnings (loss) per share:
     Earnings per share prior to Preferred
       dividends ..............................   $         (.05)   $          .05   $         (.10)   $          .07
     Preferred stock dividends ................             --                --               (.43)             --
                                                  --------------    --------------   --------------    --------------
    Diluted earnings (loss) per Common share ..   $         (.05)   $          .05   $         (.53)   $          .07
                                                  ==============    ==============   ==============    ==============
Weighted average number of Common shares, basic       12,030,372         7,679,678        9,295,890         7,577,955
Weighted average shares Outstanding, diluted ..       12,030,372         8,177,810        9,295,890         7,811,294

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The following discussion should be read in conjunction with the consolidated historical and pro forma combined financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q/A and the Annual Report on Form 10- K/A for the year ended December 31, 1997 (the "Form 10-K/A"). This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

      The Company is a national provider of biosolids management. The Company's plans are to consolidate the fragmented biosolids markets, and the Company currently performs services for municipalities, local agencies and private industry. The timing and magnitude of acquisitions and assimilation costs may materially affect future operating results. Accordingly, the operating results for any period may not necessarily be indicative of the results that may be achieved for any subsequent period.

      On June 23, 1998, the Company acquired A&J which serves Florida, Illinois, Wisconsin and Michigan. The transaction was recorded using the purchase method of accounting. On July 24, 1998, the Company acquired Recyc, a composting facility servicing the California market. This transaction was also recorded using the purchase method of accounting. Additionally, on November 5, 1998 subsequent to the quarter ended September 30, 1998 (see Item 5), the Company acquired EWR. This transaction will be recorded using the purchase method of accounting.

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

      The pro forma results of operations include (i) the elimination of sales and related costs and expenses of certain Recyc operations not retained by the Company, (ii) an adjustment as a result of a renegotiated lease agreement entered into in connection with the acquisition of Recyc, (iii) a depreciation adjustment related to purchase price adjustments to property and equipment, (iv) an adjustment to certain transportation costs based on the transportation agreement entered into in connection with acquisition of Recyc, (v) an adjustment to compensation expense to reflect additional salary costs related to employment agreements with sellers, net of certain salary costs attributable to staff reductions, (vi) the amortization of goodwill to be recorded in connection with the acquisitions, (vii) additional interest expense on debt incurred in connection with the acquisitions, and (viii) the elimination of certain non-recurring charges. Refer to the Company's Form 8-K/A filed on August 13, 1998 for further discussion and pro forma information and historical financial statements on A&J and Recyc.

                  UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS

                                                    RESTATED            RESTATED
                                                    QUARTER            NINE MONTHS
                                                     ENDED                ENDED
                                               SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                               ------------------    ------------------
Net sales ..................................   $       11,083,767    $       33,803,300
Cost of services ...........................            8,941,699            26,924,729

                                               ------------------    ------------------
Gross profit ...............................            2,142,068             6,878,571
Selling, general and administrative expenses            1,696,675             4,985,892
Special charges (credits) ..................              256,000               107,501
                                               ------------------    ------------------
Income from operations .....................              189,393             1,785,178
Other income (expense), net ................             (536,105)           (1,366,569)
                                               ------------------    ------------------
Income (loss) before tax ...................   $         (346,712)   $          418,609

     On a pro forma basis for the quarter ended September 30, 1998, A & J, Recyc and EWR represented $2,075,340, $1,466,248 and $2,099,464 of the Company's consolidated net sales, respectively. The impact on pro forma gross profit was $758,275, $649,262 and $514,376, respectively. The Company's gross profit as a percentage of sales for the three months ended was 16.9% compared to gross profit as a percentage of sales of 18.4% on a pro forma basis. The higher gross profit percentage on a pro forma basis is due to unusual weather conditions and higher landfill costs impacting the Company's operating results more specifically discussed below.

     On a pro forma basis for the quarter ended September 30, 1998, A & J, Recyc and EWR represented $174,445, $176,939 and $270,985, respectively, of the Company's consolidated selling, general and administrative expenses. Selling, general and administrative expenses of the acquired businesses consist primarily of administrative salaries and related expenses, legal, consulting and other administrative expenses. Included in selling, general and administrative expense is goodwill amortization expense related to the acquisitions of $236,983 for the quarter ended September 30, 1998. On a pro forma basis for the quarter ended September 30, 1998, other income (expense), net increased by $336,968 compared to the historical results for the quarter ended September 30, 1998. The increase relates primarily to additional interest expense on indebtedness arising from the acquisitions of Recyc and EWR. On a quarterly basis, the acquisitions of A & J, Recyc and EWR will increase the Company interest expense by approximately $348,000.

     On a pro forma basis for the nine months ended September 30, 1998, A & J, Recyc and EWR represented $6,318,531, $4,391,412 and $6,140,469 of the Company's consolidated net sales, respectively. The impact on pro forma gross profit was $2,114,980, $1,759,793 and $1,657,268, respectively. The Company's gross profit as a percentage of sales for the nine months ended was 12.8% compared to gross profit as a percentage of sales of 20.3% on a pro forma basis. The higher gross profit percentage on a pro forma basis is due to the factors outlined below which impacted the Company's historical operating performance.

     On a pro forma basis for the nine months ended September 30, 1998, A & J, Recyc and EWR represented $1,634,393, $443,720 and $830,768, respectively, of the Company's consolidated selling, general and administrative expenses. Included in selling, general and administrative expense is goodwill amortization expense related to the acquisitions of $705,541 for the nine months ended September 30, 1998. On a pro forma basis for the nine months ended September 30, 1998, other income (expense), net increased by $759,533 compared to the historical results for the nine months ended September 30, 1998. The increase relates primarily to additional interest expense on indebtedness arising from the acquisitions of A & J, Recyc and EWR assuming such acquisitions had occurred as of the beginning of the period. For an annual period, the acquisitions of A & J, Recyc and EWR will increase the Company's interest expense by approximately $1,392,000.

     The individual purchase prices of A & J, Recyc and EWR were approximately $19,802,000, $15,573,000 and $9,374,000, respectively and consisted of a combination of common stock, notes issued to the former owners, cash and assumed debt. Goodwill arising from the acquisitions were approximately $17,372,000, $14,964,000 and $7,091,000, respectively, and represented 87.7%, 96.1% and 75.6%
of the individual purchase prices. For the most recent fiscal year prior to acquisition by the Company, both A & J and Recyc had significant customers that accounted for a large portion of their net sales. A & J had two significant customers which individually accounted for 19% and 10% of its net sales of $8,307,545 for the year ended December 31, 1997. During the fourth quarter of 1997, the Company discontinued its services with one customer which represented approximately 19% of A & J's 1997 net sales. Recyc had three significant customers which individually accounted for 16.2%, 11.8% and 30.4% of its net sales of $6,239,460 for the year ended December 31, 1997.

      The Recyc business acquired by the Company consisted of Recyc's composting facilities. The Company did not acquire the trucking operation or nursery as the Company did not consider such operations core to its future business strategies.

      All assets and liabilities except approximately $600,000 in fixed assets and approximately $3,340,000 of assumed debt were excluded from the acquisition of Recyc. For the year ended December 31, 1997, Recyc had sales of $6,239,460, of which approximately $500,000 related to operations not purchased.

HISTORICAL RESULTS AND OPERATIONS.

      Refer to the Company's Form 8-K/A filed on August 13, 1998, as amended, for further discussion and pro forma information and historical financial statements on A&J and Recyc.

     For the quarter ended September 30,1998, net sales were $8,551,786 compared to $6,411,775 for the third quarter of 1997, an increase of $2,140,011 or 33.4%. For the first nine months of 1998, net sales increased to $20,061,958 from $18,511,305 for the same period in 1997. The increase in net sales year-to-date relates to the acquisitions of A&J (approximately $2,119,000) and Recyc (approximately $1,000,000), and the purchase of certain revenue contracts from BFI's Organics Division (approximately $2,800,000) partially offset by the divestiture of Organi-Gro (approximately $1,608,000), and reduced volume in Arkansas (approximately $2,000,000) due to the non-renewal of certain low margin contracts. The increase in sales for the quarter ended September 30, 1998 related to the acquisitions of A&J (approximately $2,100,000) and Recyc (approximately $1,000,000) partially offset by reduced volume in Arkansas (approximately $1,000,000) due to the non-renewal of certain low margin contracts.

      Cost of operations and gross profit for the third quarter of 1997 were $5,285,075 and $1,126,700 respectively, compared with $7,104,025 and $1,447,761 respectively, for the third quarter of 1998, resulting in a decrease in gross profit as a percentage of sales from 17.6% in 1997 to 16.9% in 1998. Cost of operations and gross profit for the first nine months of 1998 changed to $17,487,823 and $2,574,136 respectively from $15,270,634 and $3,240,671, respectively, for the same period in 1997, and gross profit as a percentage of sales decreased from 17.5% in the first nine months of 1997 to 12.8% for the comparable period in 1998. The decrease in gross profit as a percentage of sales was primarily a result of (a) unusual weather conditions in the Mid-Atlantic Region and unseasonably heavy rainfall in California which caused additional expenses associated with transportation to land application sites unaffected by the conditions and (b) landfill disposal costs which were incurred when land application sites were not available. Landfill disposal costs increased approximately $1,102,000 and $389,000 year-to-date and for the quarter ended September 30, 1998 respectively compared to 1997 levels. Additionally, costs associated with transporting material to alternative land application sites totaled approximately $400,000 for the nine months ended September 30, 1998.

      Selling, general and administrative expenses increased $666,186 for the quarter ended September 30, 1998 and $347,663 year-to-date. The quarterly increase related to an increase in corporate staffing to implement the Company's acquisition strategies, and the additional selling, general and administrative expenses associated with the businesses acquired. The year-to-date increase related to the above mentioned acquisition related to selling, general and administrative expenses of the businesses acquired partially offset by staff reductions at the operational level implemented throughout 1997.

      Interest expense for the quarter ended September 30, 1998 was $467,072 or an increase of $326,082 from the quarter ended September 30, 1997. Interest expense for the first nine months of 1998 increased to $941,830 from $691,350 in 1997. The differences relate to interest charges relating to additional debt incurred to finance acquisitions.

      Other income for the third quarter of 1998 of $78,694 compares with $89,580 for the same period in 1997. Other income for the first nine months of 1998 was $334,794 compared to $446,313 for 1997.

      Special charges (credits), net were $256,511 for the quarter ended September 30, 1998 and $107,501 year-to-date. The costs consist of severance costs partially offset by income recognized on notes receivable previously reserved. See note (2) and note (3) to the Notes to Condensed Consolidated Financials for further discussion.

      As a result of the foregoing, the third quarter of 1998 reflects a net loss before dividends of $560,355 or $.05 net loss per share, compared to net income of $378,249, or $.05 net income per share, in the third quarter of 1997. Year-to-date net loss was $962,470, or $.11 net loss per share, in 1998 compared to net income of $521,228, or $.09 net income per share, in 1997.

      During the second quarter of 1998, the Company paid $420,000 in dividends to Series B Preferred Stock holders. In the first quarter the Company recognized a Preferred Stock dividend of $3,514,587, relating to redeemable Preferred Stock issued with a beneficial conversion feature. The value of this Preferred Stock dividend had no impact on the Company's cash flows. See Note (6) to the Notes to Condensed Consolidated Financials for further discussion.

     As a result of the Company's cumulative operating losses, the Company has not paid income tax since inception. As of December 31, 1997, the Company had net operating loss carry forwards totaling approximately $11,047,000. Utilization of the Company's net operating losses may be subject to limitation under certain circumstances.

     The Company restated amortization expense associated with one of its subsidiaries from 40 to 20 years. The restatement increased amortization expense $24,250 for the quarters ended September 30, 1997 and 1998 and $72,750 for the nine-month periods ended September 30, 1997 and 1998 from amounts previously provided. The restatement had no impact on the Company's cash flows and resulted in basic and diluted earnings per share being restated from .05 per share and (.04) per share to .05 per share and (.05) per share for the quarters ended September 30, 1997 and 1998, and .08 per share and (.52) per share to .07 per share and (.53) per share for the nine-month period ended September 30, 1997 and 1998, respectively. See Note 1 to the Company's consolidated financial statements for further discussion.

Liquidity and Capital Resources

      At September 30, 1998, the Company had a credit facility with LaSalle National Bank ("LaSalle") in the amount of $10,000,000 ($5 million term and $5 million revolving line of credit). At September 30, 1998, the Company had borrowings under the term loan in the amount of $2,966,234 and $1,674,582 under the revolving line of credit. Amounts under the revolving line of credit were subject to a borrowing base consisting of 85% of accounts receivable, as defined in the credit facility. The revolving line of credit required the Company to direct all its account debtors to make all payments on the accounts directly to a lockbox designated by, and under the control of, LaSalle. The LaSalle credit facility requires the Company to meet certain loan covenants, and the Company was in compliance with those covenants as of September 30, 1998. This credit facility was to expire in September 1999.

      During November 1998, the Company entered into a new $40 million credit facility with Bank of America National Trust and Savings Association (the "Bank of America Facility") which replaced the LaSalle credit facility. Amounts under the Bank of America Facility are subject to a borrowing base equal to 4 times earnings before interest, taxes, depreciation and amortization ("EBITDA"), based on trailing twelve months calculation, as defined in the Bank of America Facility, until March 1999 and 3.5 times EBITDA thereafter. The Bank of America Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payment of cash dividends, limits the incurrence of indebtedness and requires the Company to comply with certain financial covenants, including a minimum net worth requirement, maximum senior and total debt to pro forma EBITDA limit and interest coverage ratio. The Company was in compliance with those covenants as of September 30, 1998. The Bank of America Facility expires in October 2001. As of November 12, 1998, the Company had $5.7 million available under the line of credit.

      As of September 30, 1998, the Company had borrowings in the amount of $18,262,985. Management has the intent and the availability under its current Bank of America Facility to finance the current portion of long-term debt, and has classified such debt as short-term debt expected to be refinanced.

      At September 30, 1998, the Company had working capital of $1,871,965. The Company believes that its cash requirements of current operations for the foreseeable future can be met with its existing cash at September 30, 1998, cash flows from operations and its borrowing availability under the Bank of America Facility. During the nine months ended September 30, 1998, accounts receivable increased by $1,259,731 and accounts payable and accrued expenses increased by $1,816,254 primarily as a result of the acquisitions of A&J and Recyc.

Seasonality

      The Company's business historically has not been seasonal, but has been subject to certain unusual weather conditions and unseasonably heavy rainfall which has reduced the availability of land application sites in proximity to the Company's business.

      In June 1998, the Company acquired A&J, whose operations are subject to seasonal variations. During the winter months, the ground is frozen and land application cannot be performed. Generally, the product is stored during the winter months and applied as the ground thaws. The Company now expects its revenues and operational results generally to be lower in the first calendar quarter.

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

      Year 2000 considerations may have an effect on some of the Company's customers and suppliers, and thus indirectly on the Company. The Company is assessing the potential effect on the Company with respect to customers and suppliers with Year 2000 issues and does not expect a material effect on the Company's financial condition or results of operations at this time. The existing financial and operating systems of the Company are Year 2000 compliant and no related software or hardware costs are expected. A contingency plan is being formulated to address unavoided or unavoidable Year 2000 risks with internal information technology systems and with customers, vendors, and other third parties.

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

                           PART II - OTHER INFORMATION
ITEM 1.

The Company currently and from time to time is subject to claims and lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 5.

On August 14, 1998, the Company announced that Ross M. Patten, then President and CEO, had been elected to the additional position of Chairman of the Board of Directors. Mr. Patten succeeds Donald L. Thone as Chairman. Mr. Thone continued to serve as a director.

The Company also announced that Randy E. Jennings was appointed as Senior Vice President and Chief Financial Officer, succeeding Daniel L. Shook, who resigned to pursue other interests. Mr. Jennings has held a series of progressively more responsible accounting and finance positions with publicly-held companies during his 15-year career. For the past six years, he was Assistant Corporate Controller at Browning-Ferris Industries, Inc.

The Company appointed Mark A. Rome as Executive Vice President and Chief Development Officer, emphasizing its strategy of positioning the Company as the consolidator of choice in the biosolids management services industry. Mr. Rome, an attorney and CPA, joined the Company from Sanders Morris Mundy, an investment banking firm specializing in industry consolidations. He previously practiced tax and corporate law at Fulbright & Jaworski, a national law firm headquartered in Houston.

In addition, the shareholders of the Company elected Alfred Tyler 2nd and Gene Meredith to the Board of Directors. Mr. Tyler, currently a director of US Liquids, Inc., has been associated with the environmental services industry for over 20 years, serving most recently as President and CEO of Enviro-Gro Technologies until that provider of biosolids management services was sold in 1992 to Wheelabrator Technologies. He also heads a private investment company, is president of a landfill and construction company, and is Managing Director of Bedford Capital Corp., a New York environmental consulting firm.

Gene Meredith spent more than 15 years in senior management roles in the solid waste industry. He was a Regional Vice President at Browning-Ferris Industries, Inc., and Chairman, President and CEO of Mid-American Waste Systems. He previously served as a director of USA Waste Services, Envirofil, Inc., and as a general manager of a waste company in St. Paul, Minnesota. Mr. Meredith also has a law degree, and spent five years as Senior Partner at Meredith & Addicks in St. Paul, Minnesota.

On November 3, 1998 the Company announced the appointment of Paul C. Sellew as President and Chief Operating Officer. Mr. Sellew succeeded Mr. Patten as President. Mr. Patten continues to serve as CEO and Chairman of the Board. Mr. Sellew has extensive experience in organic materials management. He was the founder and former President and Chairman of the Board of Earthgro, Inc., the second largest commercial composting company in the country prior to its sale in February 1998. In addition, Mr. Sellew's business ventures include International Process Systems (IPS), Inc. a composting technology company, and AllGro Inc., a composting marketing company, both sold to Wheelabrator Technologies, Inc. in 1991.

ITEM 6. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.

         a.    Exhibit Index

EXHIBIT                 DESCRIPTION OF EXHIBIT

3.1 Restated Certificate of Incorporation of Synagro Technologies, Inc (the "Company") dated August 16, 1996 (Exhibit 3.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference).

3.2 Bylaws of the Company dated August 5, 1996. (Exhibit 3.2 to the Company's Post- Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference).

4.1 Specimen Common Stock Certificate of the Company (Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form 10, dated December 29, 1992, is incorporated herein by reference).

4.2 Specimen Warrant Certificate of the Company. (Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 33-95028), dated July 27, 1995, as amended, is incorporated herein by reference).

4.3 Rights Agreement, dated as of December 20, 1996, between the Company and Intercontinental Registrar & Transfer Agency, Inc., as Rights Agent, which includes as Exhibit A thereto the Synagro Technologies, Inc. Statement of Designations, Preferences, Limitations and Relative Rights of its Series A Junior Participating Preferred Stock, and as Exhibit C thereto the Form of Rights Certificate. (Incorporated by reference to Exhibit No. 4.1 to the Company's Registration Statement on Form 8-A dated December 27, 1996).

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

10.6 Agreement for the Purchase of Stock by and among the Company, CDR Environmental, Inc. Pima Gro, Pima Gro Systems 2, Inc., Wilson Nolan, Herbert Kai and John Kai, Jr., dated July 18, 1996. (Exhibit 2.1 to the Company's current Report on Form 8-K, dated July 31, 1996, is incorporated herein by reference).

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

10.9 6% Promissory Note made by Jack Hodges to Organi-Gro and the Company in the principal amount of $308,203, dated April 1, 1997. (Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference).

10.10 Guaranty of Childers and Jack Hodges for 6% Promissory Note made by Hodges to Organi-Gro dated April 1, 1997 (Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference).

10.11 Employment Agreement between the Company and Donald L. Thone dated April 16, 1998. (Exhibit 10.11 to the Company's Amended and Restated Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference).

10.12 Employment Agreement between the Company and Daniel L Shook dated April 16, 1998. (Exhibit 10.12 to the Company's Amended and Restated Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference).

10.13 Employment Agreement between the Company and Ross M. Patten dated April 16, 1998. (Exhibit 10.12 to the Company's Amended and Restated Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference).

*10.14 Credit Agreement entered into among Synagro Technologies, Inc., various financial institutions, and Bank of America national Trust and Savings Association, dated as of October 7, 1998; First Amendment to Credit Agreement dated as of November 2, 1998; Second Amendment to Credit Agreement dated as of November 13, 1998;

21.1 Subsidiaries of the Company (Exhibit 21.1 to the Company's Amended and Restated Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, is incorporated herein by reference).

*27.1   Amended Financial Data Schedule.

      --------------------
      *Filed herewith

b.    Form 8-K

      Form 8-K of the Company filed August 3, 1998 reporting the acquisition of Recyc, Inc. on July 24, 1998.

      Amendment No. 1 to Form 8-K filed August 13, 1998, amending the Form 8-K filed August 3, 1998 and the Form 8-K filed June 30, 1998, such amendment containing historical and pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SYNAGRO TECHNOLOGIES, INC.

Date: April 15, 1999                        By: /s/  ROSS M. PATTEN
                                                Chief Executive Officer

Date: April 15, 1999                        By: /s/ RANDY E. JENNINGS
                                                Chief Financial Officer