Form 10-K405
period 1998-12-31
SYNAGRO TECHNOLOGIES INC
filed 1999-04-15
CIK 895565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -----------------

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21054

                           SYNAGRO TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 76-0511324
   (State or other jurisdiction of        (I.R.S. employer identification no.)
   incorporation or organization)

1800 BERING, SUITE 1000, HOUSTON, TEXAS                   77057
        (Address of principal                          (Zip code)
         executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 369-1700

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.002 Par Value
                         Preferred Stock Purchase Rights
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      The number of shares outstanding of the issuer's Common Stock as of February 26, 1999 was 13,251,705. The aggregate market value of the 8,120,544 shares of the Company's Common Stock held by non-affiliates of the Company, based on the market price of the Common Stock of $3.875 per share as of February 26, 1999, was approximately $31,467,108.

      The registrant's proxy statement to be filed in connection with the registrant's 1999 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


ITEM                                                                 PAGE
----                                                                 ----
                                     PART I

  1    History of the Business....................................     1
       Business of the Company....................................     1
       Mergers, Acquisitions and Dispositions.....................     2
       Government Regulation......................................     3
       Marketing..................................................     5
       Seasonality................................................     5
       Bonding Requirements.......................................     5
       Competition................................................     6
       Patent and Trademarks......................................     6
       Employees..................................................     6
       Factors Which May Effect Future Results....................     6
  2    Properties.................................................     7
  3    Legal Proceedings..........................................     8
  4    Submission of Matters to a Vote of Security Holders........     8


                                     PART II

  5    Market for Registrant's Common Equity and Related
       Stockholder Matters........................................     9
  6    Selected Financial Data....................................     9
  7    Management's Discussion and Analysis of Financial Condition
       and Results of Operations..................................    10
       Results of Operations......................................    10
       Bonding....................................................    13
       Liquidity and Capital Resources............................    13
       Year 2000..................................................    15
 7A    Quantitative and Qualitative Disclosures About Market Risk.    16
  8    Financial Statements and Supplementary Data................    16
  9    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure...................................    16


                                    PART III

 10    Directors and Executive Officers of the Registrant.........    17
 11    Executive Compensation.....................................    17
 12    Security Ownership of Certain Beneficial Owners and
       Management.................................................    17
 13    Certain Relationships and Related Transactions.............    17


                                     PART IV

 14    Exhibits. Financial Statement Schedules and Reports on Form
       8-K........................................................    18
       Financial Statements.......................................    18
       Exhibit Index..............................................    18

      This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those discussed in Item 1 below. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of these factors. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

      The Company reincorporated in Delaware on August 16, 1996 by means of a merger (the "Reincorporation Merger") of the Company with and into a wholly-owned subsidiary of the Company in Delaware known as Synagro Technologies, Inc. ("Synagro Delaware"). On the effective date of the Reincorporation Merger, each issued and outstanding share of common stock of the Company was converted into one share of common stock of Synagro Delaware (the "Common Stock"). Synagro Delaware succeeded to all of the assets, liabilities and business of the Company and possesses all of the rights and powers of the Company. (Synagro Delaware and the Company are collectively referred to hereinafter as the "Company").

BUSINESS OF THE COMPANY

      The Company engages in the business of biosolids management, primarily through beneficial reuse programs. The Company provides transportation, treatment, site monitoring, land application and environmental regulatory compliance services with respect to biosolids to local and state agencies, municipalities and private companies. The Company's services also include dredging, dewatering, and cleaning out municipal and industrial lagoons and digesters. The Company currently operates under approximately 212 contracts. Pursuant to these contracts, the Company provides a variety of biosolids management options to prospective customers. These methods include land application, composting, lime stabilization, and drying/pelletizing. These biosolids management services account for substantially all of the Company's revenues.

      There are two standards of pathogen reduction--Class A and Class B. The Company is able to treat biosolids with Class A pathogen reduction and certain levels of vector attraction reduction (i.e., insects and rodents), to produce "Exceptional Quality Biosolids." Exceptional Quality Biosolids can be beneficially used on the land without limitations or site restrictions. Biosolids that are not Exceptional Quality, also known as Class B biosolids, while less expensive to process, are subject to monitoring and detailed record keeping requirements. These alternative methods provide choices to prospective customers who may prefer to use methods which currently require lower initial cost, but which may require additional future costs for monitoring of the related disposal sites.

      The Company primarily conducts its business through its wholly-owned subsidiaries, CDR Environmental, Inc., a Texas corporation ("CDR"), Pima Gro Systems, Inc., an Arizona corporation ("Pima Gro"), A&J Cartage, Inc., a Wisconsin corporation, Michigan Organic Resources, Inc., a Michigan corporation, A&J Cartage Southeast, Inc., a Florida corporation, Recyc, Inc. a California company and Environmental Waste Recycling, Inc., a North Carolina corporation. The Company's subsidiaries operate throughout the United States.

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

      ENVIRONMENTAL WASTE RECYCLING, INC. In November 1998, the Company purchased the stock of Environmental Waste Recycling, Inc. ("EWR"). The consideration paid in this transaction was based on management's analysis of historical and projected sales and earnings of EWR, the estimated market value of EWR and the synergies estimated to be achieved through the transaction.

      The purchase price was approximately $9,487,000 consisting of 865,125 shares of Common Stock with a market trading value of approximately $2,812,000, $200,000 in debt and approximately $6,475,000 in cash and acquisition costs. The Common Stock was valued in accordance with the provisions of Emerging Issues Task Force ("EITF") 95-19. The transaction was recorded using the purchase method of accounting. The balance sheet at December 31, 1998 includes a preliminary allocation of the purchase price and is subject to final adjustments which management believes will not be material. The preliminary allocation resulted in approximately $7,091,000 of goodwill that is being amortized over 40 years. The purchase agreement provides for the payment of additional cash and stock consideration in an aggregate amount not to exceed $2,956,216 in the event certain financial targets are realized during the twelve-month period after closing. The Company financed the cash portion of the merger consideration with borrowings under its credit facility with Bank of America.

      RECYC, INC. In July 1998, the Company purchased the stock of Recyc, Inc. ("Recyc"). The consideration paid in this transaction was based on management's analysis of historical and projected sales and earnings of Recyc, the estimated market value of Recyc, and the synergies estimated to be achieved through the transaction.

      The purchase price was approximately $15,573,000 consisting of 1,475,323 shares of Common Stock with a market trading value of approximately $8,573,000, approximately $2,305,000 in new debt, approximately $3,341,000 in assumed debt, and approximately $1,354,000 in cash and acquisition costs. The Common Stock was valued in accordance with the provisions of EITF 95-19. The transaction was recorded using the purchase method of accounting. The balance sheet at December 31, 1998 includes a preliminary allocation of the purchase price and is subject to final adjustments which management believes will not be material. The preliminary allocation resulted in approximately $14,964,000 of goodwill, that is being amortized over 40 years. The unsecured note issued to the prior owners is payable in November 2000. The note bears an annual interest rate of 7% and interest is paid quarterly with the first payment made in November 1998. The note has no financial covenants. The principal owed under the promissory note may be offset, and up to 375,000 of the shares issued to the owners may be returned to the Company, if certain post-closing conditions are not met as defined in the purchase agreement. In connection with the acquisition, the Company entered into a lease agreement for a composting facility with the prior owners of Recyc, as trustees of a family trust of the prior owners. The Company has a five year purchase option for $2,250,000. In addition, the Company entered into a transportation agreement with Recyc Trucking, Inc. ("RTI"), a company owned by prior owners of Recyc, with an initial term of two years for the provision by RTI of certain transportation services relating to Recyc's operations.

      A&J COMPANIES. In June 1998, the Company purchased the stock of A&J Cartage, Inc., Michigan Organics Resources, Inc. and A&J Cartage Southeast, Inc. (collectively "A&J"). The consideration paid in this transaction was based on management's analysis of historical and projected sales and earnings of A&J, the estimated market value of A&J and the synergies estimated to be achieved through the transaction.

      The purchase price was approximately $19,802,000, consisting of 1,812,533 shares of Common Stock with a market trading value of approximately $12,398,000, approximately $5,823,000 debt, and approximately

$1,581,000 in cash and acquisition costs. The Common Stock was valued in accordance with the provisions of EITF 95-19. The transactions were recorded using the purchase method of accounting. The balance sheet at December 31, 1998 includes a preliminary allocation of the purchase price and is subject to final adjustments, which management believes will not be material. The preliminary allocation resulted in approximately $17,372,000 of goodwill which is being amortized over 40 years. The unsecured notes issued to the prior owner are payable quarterly through January 2001 with the first installment paid January 1, 1999. The notes bear an annual interest rate of 7% and have no financial covenants.

      BFI ORGANICS DIVISION. Effective August 1997, the Company purchased certain assets and revenue contracts of the Organics Division of Browning Ferris Industries, Inc. in the District of Columbia, Georgia, Maryland, Ohio, Pennsylvania, and Virginia for approximately $946,000. The acquisition was financed through the issuance of third-party debt, which bears an interest rate equal to 30 day commercial paper plus 2.77%.

      PIMA GRO SYSTEMS, INC. Effective July 1996, the Company entered into an agreement pursuant to which the Company acquired 100% of the issued and outstanding stock of Pima Gro. The consideration paid in the transaction was determined based on management's analysis of historical and projected sales and earnings of Pima Gro, the estimated market value of Pima Gro and the synergies estimated to be achieved through the transaction.

      The purchase price for the acquisition of Pima Gro was approximately $3,096,000, consisting of 155,000 shares of Common Stock, with a market trading value of approximately $223,000, cash of approximately $1,277,000, and a promissory note in the aggregate principal amount of approximately $1,595,000. The Common Stock was valued in accordance with the provision of EITF 95-19. The promissory note issued by the Company had interest at the rate of 8% per annum and was payable in four semi-annual installments of principal and accrued interest, commencing January 1, 1997; final payment was made on July 1, 1998. The note had no financial covenants.

      ORGANI-GRO. In December 1996, the Company determined the Organi-Gro operation, which focused on poultry bedding production and sales, was not consistent with the Company's core business of biosolids management. In March 1997, the Company sold the operations of Organi-Gro to its former owners. Consideration included two subordinated notes of approximately $1.4 million, the assumption of approximately $978,000 in debt and approximately $392,000 in trade payables, for which the Company is not contingently liable. As a result of the sale, the Company recorded a charge to operations in the fourth quarter of 1996 amounting to approximately $2,500,000 to adjust the carrying value of Organi-Gro's net assets to its estimated fair market value. These charges are included in "losses on assets held for sale and other special charges (credits)" in the Company's consolidated statements of operations for the year ended December 31, 1996.

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

      The Company operates in a highly regulated environment and the WWTP's and other plants at which the Company's biosolids management services may be implemented are usually required to have permits, registrations and/or approvals from federal, state and/or local governments for the operation of such facilities. State and/or local authorities, in some jurisdiction, have prohibited and, in other jurisdictions, have sought and may seek to prohibit the land application or agricultural use of biosolid products.

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

      During 1998, the Recyc composting facility was cited for three permit violations involving odor and vector control. While these citations are under appeal, such infractions can result in a reduction of the term of the operating permit in increments of three months. The Company has implemented odor and vector control measures that should minimize that exposure; however there can be no assurance that violations will not recur in the future.

      The CWA, as amended, regulates the use and disposal of sewage sludge and biosolids and establishes use and disposal standards for sewage sludge and biosolids that are applicable to approximately 35,000 publicly and privately owned WWTP's in the United States. Under this regulation, sewage sludge and biosolids may be surface disposed or incinerated, or biosolids may be applied to land for beneficial use in accordance with the requirements established by the regulation. Biosolids and sewage sludge may also be disposed in municipal solid waste landfills.

      Land application regulations apply to generators of sewage sludge and biosolids, persons who treat sewage sludge and biosolids and persons who apply biosolids to land. Beneficial use through land application includes placement on agricultural land, non-agricultural land (forests and range lands), public contact sites (parks and golf courses), reclamation sites and home gardens. "Land application" in the context of the regulation includes bulk and bagged biosolids and biosolids products.

      Any biosolids used for land application must have pollutant concentration levels below the ceiling concentrations established for nine inorganic pollutants. Biosolids that contain at least one of the nine pollutants in concentrations exceeding the ceiling limits cannot be applied to land. Biosolids that have pollutant concentration below certain levels are not subject to cumulative loading rates.

      Biosolids with pollutant concentration below certain levels are considered to be "High Quality Biosolids". High Quality Biosolids that meet one of six Class A pathogen reduction alternatives and meet one of eight vector attraction reduction options are considered to be Exceptional Quality Biosolids and are not subject to either the general requirements or the management practices of the regulations. Exceptional Quality Biosolids may be used as fertilizers and may be applied to a site in most states without the requirement of a permit.

      In addition, many states enforce landfill restrictions for nonhazardous biosolids and some states have site restrictions or other management practices governing lands. These regulations typically require a permit to sell or use biosolid products as landfill cover material. There can be no assurance that landfill operators will be able to obtain required permits.

      There are two classifications for pathogen reduction: Class A and Class B. There are three alternative methods available to achieve Class B and six alternative methods available to achieve Class A. Each alternative for Class A requires testing for pathogen densities (fecal coliform or salmonella bacteria). Class A treatment methods include composting, heat drying, heat treatment, thermophilic aerobic digestion and alkaline stabilization.

      The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") generally imposes strict, joint and several liability for cleanup costs upon (1) present owners and operators of facilities at which hazardous substances were disposed; (2) past owners and operators at the time of disposal;
(3) generators of hazardous substances that were disposed at such facilities; and (4) parties who arranged for the disposal of hazardous substances at such facilities. CERCLA Section 107 liability extends to cleanup costs necessitated by a release or threat of release of a hazardous substance. However, the definition of "release" under CERCLA excludes the "normal application of fertilizer." EPA regulations regard biosolids applied to land as a fertilizer substitute or soil conditioner. The EPA has indicated in a published document that it considers biosolids applied to land in compliance with the applicable regulations not to constitute a "release." Although the biosolids and alkaline waste products may contain hazardous substances (as defined under CERCLA), the Company has developed plans to manage the risk of CERCLA liability, including training of operators, regular testing of the biosolids and the alkaline admixtures to be used in treatment methods and reviewing incineration and other permits held by the entities from which alkaline admixtures are obtained.

      The Company currently maintains environmental impairment liability insurance in the amount of $10,000,000, which is deemed to be adequate; however, the Company could be adversely affected by a claim that is not covered or is only partially covered by liability insurance.

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

MARKETING

      The Company markets its services by soliciting prospective customers, attending trade shows, obtaining referrals and competitive bidding on potential contracts. The Company's primary marketing and promotion targets are: (i) government personnel (municipal, county and state); (ii) WWTP operators and landfill operators; (iii) politicians; (iv) consulting engineers and construction contractors; (v) equipment and building products manufacturers and distributors; (vi) the agricultural and horticultural industry; (vii) transportation service companies; and (viii) the public.

      The Company provides services for the transportation, treatment and land application and composting of biosolids as well as compliance monitoring for all of the above. The Company primarily markets Class B biosolids processing and land applications to customers who prefer this method due to higher costs associated with Class A biosolids processing methods.

SEASONALITY

      The Company's business historically has not been seasonal, but has been subject to certain unusual weather conditions and unseasonably heavy rainfall which can temporarily reduce the availability of land application sites in close proximity to the Company's business.

      In June 1998, the Company acquired A&J, whose operations are subject to significant seasonal variations. During the winter months, the ground is frozen and land application cannot be performed. Generally, the product is stored by the customer during the winter months with transportation and land application services performed as the ground thaws. The Company now expects its revenues and operational results to be generally lower in the first calendar quarter.

BONDING REQUIREMENTS

      Commercial, federal, state and municipal projects often require contractors to post both performance and payment bonds at the execution of a contract. Contractors without adequate bonding may be ineligible to bid or negotiate on many projects. The Company has frequently been required to obtain such bonds, and the Company will continue to be required to obtain such bonds in the future, particularly with government contracts. As of December 31, 1998, the Company had a bonding capacity of approximately $20,000,000, with approximately $7,878,000 utilized as of that date. Management believes the existing capacity is sufficient to meet bonding needs for the foreseeable future, but is also currently negotiating to expand that availability as new contract opportunities arise. To date, no payments have been made by any bonding company for bonds issued for the Company.

COMPETITION

      The Company provides a variety of services relating to the transportation and treatment of biosolids. The Company is in direct and indirect competition with other businesses which provide some or all of the same services. While most of the private (non-governmental) competitors are small, privately-owned businesses, some are larger, more firmly established and have greater capital resources.

      The Company competes principally through offering quality services at competitive prices. Management of the Company believes that the full range of biosolids management services provided by the Company provides a competitive advantage over other entities which offer a lesser complement of services. However, there can be no assurances that the Company will be able to achieve and maintain a competitive position.

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

EMPLOYEES

      As of February 26, 1999, the Company had approximately 294 full-time employees. These employees include: 4 executive officers, 7 non-executive officers, 28 operations managers, 11 environmental specialists, 27 maintenance personnel, 73 drivers, 24 land applications specialists, 77 general operation specialists and 43 financial and administrative employees. Additionally, the Company uses contract labor for various operating functions, including hauling and spreading services, when it is economically advantageous. The loss of the services of key employees could have an adverse effect on the Company's business.

      The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees. The Company provides its employees with certain benefits, including health, life and dental insurance and 401(k) benefits.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

      ACQUISITION STRATEGY. The Company's current strategy is to expand as a provider of biosolids management and beneficial reuse of organic materials and related services through an on-going acquisition program of businesses in the biosolids management industry in selected markets. Inherent in such strategy are certain risks, such as increasing demand for liquidity and capital resources and increasing debt service requirements. The market for such acquisition prospects is highly competitive, and management expects that certain potential acquirers will have significantly greater capital than the Company. The success of the Company's strategy and its ability to repay increased debt service will depend in part on the Company's ability to continue to contract for, finance and integrate into its business future acquisitions. There can be no assurance the current strategy will result in the desired effect of improving the Company's competitive position and financial condition.

      POTENTIAL ACQUISITION LIABILITIES. The Company has expanded its business operations significantly since 1992 through the acquisition of existing businesses. Liabilities may exist with respect to future acquisition candidates or completed acquisitions that the Company has failed or has been unable to discover, including liabilities arising from non-compliance with environmental laws by prior owners, and for which the Company, as a successor owner, may be responsible. Warranties and indemnity provisions in such related acquisition agreements, if obtained, may not fully cover any actually determined liabilities due to their limited scope, amount or duration, or other reasons. Additionally, the indemnitor or warrantor may not be sufficiently solvent or have sufficient assets to satisfy any resulting claim by the Company, in which case the Company's financial condition and results of operations could be materially adversely affected.

      GOODWILL. The consolidated balance sheet at December 31, 1998, includes goodwill representing approximately 67.1% of assets and 127.8% of stockholders' equity. An intangible asset, goodwill arises when a buyer accounts for a business acquisition under the purchase method of accounting and the purchase price exceeds the fair value of the tangible and separately measurable intangible net assets of that business. Generally accepted accounting principles require that the buyer amortize this and all other intangible assets over the period benefited. This amortization represents a noncash deduction in the determination of current operating net income which does not affect cash flows, but does reduce reported earnings.

The Company has determined the estimated benefits period for goodwill to be 20 to 40 years with a substantial majority of such goodwill with a life of 40 years. If the Company has understated or overlooked a material intangible asset having a benefit period less than the amortization period being used, or has overlooked factors indicating that a shorter benefit period for goodwill is appropriate, (1) earnings reported in periods immediately following the acquisition will be overstated and (2) earnings subsequently would be burdened by a continuing charge without the associated benefit to income that is expected in arriving at the consideration paid for acquisitions. Earnings in later years also could be significantly affected if management then determines that the remaining balance of goodwill has become impaired. The Company has reviewed all the factors and related future cash flows considered in arriving at the amount paid for acquisitions. The Company has concluded that (1) the anticipated future cash flows associated with the intangible assets recognized in the acquisitions will continue throughout the period of amortization selected and (2) no persuasive evidence exists that any material portion will dissipate over a shorter period. The Company's conclusion may prove to be incorrect. Moreover, if generally accepted accounting principles are amended, as the Financial Accounting Standards Board has tentatively decided, to require the Company to amortize purchase goodwill over a period of less than 20 years, the value of Common Stock could drop as a result of a perception that the higher noncash charges would adversely affect the Company's financial condition or results of operations. The Company believes that an increase in the amortization rate will not have an impact on its ability to borrow under its credit facility.

ITEM 2.   PROPERTIES.

      The Company currently leases approximately 11,300 square feet of office space located in Houston, Texas. This facility serves as the Company's principal place of business. The Company pays approximately $16,500 per month on this office space which expires in February 2004. The Company also leases district offices in: Hockley, Texas; Redlands, California; Oxford, Pennsylvania; Milwaukee, Wisconsin; Marona, Arizona; Suisun City, California; Corona, California; Wyoming, Michigan; and Advance, North Carolina.

      The Company owns a 35 acre farm in Maysville, Arkansas with a 130,000 square foot composting facility for the processing of biosolids.

      The Company currently leases a 162.39 acre composting facility in Riverside County California. The term of the lease is 30 years commencing July 1998 and terminating July 2028. The Company has the option to terminate this lease upon 30 days written notice in the event the Conditional Use Permit ("CUP") (as defined in the agreement) expires. The CUP may be reduced by 3 months for permit violations. The Company also has a 5 year option to purchase the property for $2,250,000 which expires in July 2003. Currently, the Company pays rent in the amount of $36,000 per annum for the first three years and $192,000 per annum thereafter.

      The Company maintains permits, registrations or licensing agreements on approximately 173,000 acres of land for applications of biosolids.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock has been listed for trading on The Nasdaq SmallCap Market ("Nasdaq"), under the symbol "SYGR", since October 1994. The reported high and low bid prices of the Company's Common Stock on The Nasdaq for the past two fiscal years as adjusted for the reverse stock split are as follows:

                                                       HIGH        LOW
                                                       ----        ----
                 YEAR ENDED DECEMBER 31, 1998

                    1st Quarter....................   $5.19       $ 2.41
                    2nd Quarter....................    8.16         5.06
                    3rd Quarter....................    6.25         2.75
                    4th Quarter....................    4.50         2.56

                 YEAR ENDED DECEMBER 31, 1997
                    1st Quarter....................    3.00         1.88
                    2nd Quarter....................    2.38         1.50
                    3rd Quarter....................    3.66         1.94
                    4th Quarter....................    4.25         2.50

      As of February 26, 1999, the Company had 13,251,705 shares of Common Stock issued and outstanding. On that date, the market price for the Company's Common Stock on the Nasdaq was $3.875 per share. As of February 26, 1999, the Company had 257 stockholders of record.

      On November 5, 1998, the Company issued 865,125 shares of Common Stock to the former owners of EWR in connection with the acquisition of that entity pursuant to an exemption from registration under Section 4(2) of the Securities Act.

      On July 24, 1998, the Company issued 1,475,323 shares of Common Stock to the former owners of Recyc in connection with the acquisition of that entity pursuant to an exemption from registration under Section 4(2) of the Securities Act.

      On June 23, 1998, the Company issued 1,812,533 shares of Common Stock to the former shareholders of A&J in connection with the acquisition of that entity by the Company pursuant to an exemption from registration under Section 4(2) of the Securities Act.

      On March 31, 1998, the Company issued 1,458,335 shares of Series B Preferred Stock, $.002 par value per share (the "Preferred Stock"), with a beneficial conversion feature. The Company recognized the value of the beneficial conversion feature of approximately $3,514,000 as a preferred stock dividend. On June 10, 1998, the Preferred Stock was converted into 1,458,335 shares of Common Stock.

      Historically, the Company has not paid any dividends on its Common Stock and has no present plans to pay such dividends. The payment of any future dividends on Common Stock would depend, among other things, upon the current and retained earnings and financial condition of the Company. Also, the Company has a bank covenant restricting dividend payments.

ITEM 6.   SELECTED FINANCIAL DATA.

      The following table sets forth selected financial data with respect to the Company and should be read in conjunction with the Consolidated Financial
Statements:

                                            YEAR ENDED DECEMBER 31
                                 ---------------------------------------------

                                   1998     1997     1996     1995     1994
                                 -------- -------- -------- -------- --------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales......................  $ 29,967  $25,303  $22,977  $17,976  $13,197
Gross profit...................     4,961    4,296    3,723    2,858    2,502
Selling, general and
administrative expenses........     4,630    3,669    6,141    4,150    3,900
Other charges (credits), net...      (64)    (721)    4,842    2,444    3,169
Interest expense, net..........     1,441      924      673      938      626
Net income (loss) before
redeemable preferred stock
dividends......................     (737)      832  (7,589)  (4,553)  (4,165)
Redeemable preferred stock
dividend.......................   $ 3,935       --     --       --       --
Net income (loss) .............   (4,672)      832  (7,589)  (4,553)  (4,165)
Net income (loss) per share
(basic and diluted)............     (.46)      .11   (1.21)    (1.59)* (2.19)*
Working capital (deficit)......     5,250    (796)  (2,075)    1,889    (667)
Total assets...................    64,393   19,848   18,631   20,212   23,154
Total long-term debt, net......    26,794    5,495    8,263    4,448    8,396
Stockholders' equity...........    33,702    7,381    3,802   10,972   10,212

*As adjusted for the 1 for 15 reverse split consummated on July 3, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis of the Company's operations should be read in conjunction with the "Business of the Company," "Government Regulation" and "Competition" sections herein. Certain statements are forward-looking, based on the Company's expectations and, as such, these statements are subject to uncertainty and risks.

RESULTS OF OPERATIONS

      The following table sets forth certain items included in the Selected Financial Data, as a percentage of net sales for the periods indicated:

                                                   YEAR ENDED DECEMBER 31,
                                                 1998        1997       1996
                                              ---------   ---------  -------
STATEMENT OF OPERATIONS DATA:
Net sales.................................      100%        100%       100%
Gross profit..............................      16.6        17.0       16.2
Selling, general and administrative expenses    15.5        14.5       26.7
Other charges (credits), net..............       (.2)       (2.9)      21.1
Interest expense, net.....................       4.8         3.7        2.9
Net income (loss) before redeemable
preferred dividends.......................      (2.5)        3.3      (33.0)


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 AND 1997.

      For the year ended December 31, 1998, net sales were approximately $29,967,000 compared to approximately $25,303,000 for the same period in 1997, an increase of approximately $4,664,000 or 18.4%. The increase relates to the acquisitions of A&J (approximately $4,378,000), Recyc (approximately $2,713,000), EWR (approximately $1,269,000), the purchase of certain revenue contracts from BFI's organics division (approximately $2,119,000), partially offset by the divestiture of Organi-Gro (approximately $1,608,000), reduced volume in Arkansas and Dallas (approximately $3,021,000) due to non-renewal of certain low margin contracts, and lower volumes related to operations in the Houston area (approximately $837,000).

     Cost of operations and gross profit for the year ended December 31, 1998 were approximately $25,006,000 and $4,961,000 respectively, compared to approximately $21,007,000 and $4,296,000 respectively for the year ended 1997, resulting in a decrease in gross profit as a percentage of sales from 17.0% in 1997 to 16.6% in 1998.

Gross profit increased by approximately $665,000 due primarily to the increased net sales volume associated with businesses acquired. The decrease in gross profit as a percentage of sales was primarily a result of unusual weather conditions in the Mid-Atlantic Region, unseasonably heavy rainfall in California, and a new biosolids land application restriction for certain months of the year in one California county, which resulted in (a) additional expenses incurred by the Company to transport material to land application sites unaffected by the conditions and (b) land disposal costs which were incurred when land application sites were not available, Specifically, landfill disposal costs increased by approximately $1,180,000 compared to 1997 levels. Additionally, costs associated with transporting material to alternate land application sites increased by approximately $400,000 for the year ended 1998. These costs were partially offset by higher margins of the biosolids composting operation obtained in the Recyc acquisition.

      Selling, general and administrative expenses were approximately $4,630,000 for the year ended December 31, 1998 compared to approximately $3,669,000 for 1997, an increase of approximately $961,000, or 26.2%. The increase relates primarily to increased corporate staffing (approximately $466,000) to implement the Company's acquisitions strategies, additional selling, general and administrative costs associated with the businesses acquired (approximately $938,000), partially offset by the divestiture of Organi-Gro (approximately $164,000), staff reductions at the operational level implemented throughout 1997 (approximately $196,000), and a reduction of bonuses paid based upon operating results (approximately $146,000).

      Interest expense for the year ended December 31, 1998 was approximately $1,411,000 compared to approximately $924,000 for the same period in 1997. The increase in interest expense is related to the additional debt incurred to finance acquisitions.

      Other charges (credits) were ($63,799) for the year ended December 31, 1998, compared to ($721,268) for the same period 1997. The decrease resulted from less income being recognized in 1998 related to notes receivable previously reserved of approximately ($280,000), partially offset by current year severance costs of approximately $220,000. See note (11) to the Notes to Consolidated Financial Statements.

      Other income for the year ended December 31, 1998 was approximately $309,000 compared to approximately $407,000 for the same period in 1997. The decrease relates primarily to a reduction in gains on sale of assets.

      As a result of the foregoing, a net loss of approximately $737,000 before redeemable preferred stock dividends, or $.07 per share, was reported at December 31, 1998, compared to net income of approximately $832,000 before redeemable preferred stock dividends, or $.11 per share, in 1997.

      In the first quarter of 1998, the Company recognized a redeemable preferred stock dividend of approximately $3,514,000, related to redeemable Preferred Stock issued with a beneficial conversion feature. The value of this Preferred Stock dividend had no impact on the Company's cash flows. See note (9) to the Notes to Consolidated Financial Statements. During the second quarter of 1998, the Company paid $420,000 in cash dividends to holders of Series B Preferred Stock.

      The Company has incurred substantial losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1998, the Company had generated net operating loss carryforwards for financial reporting purposes of approximately $11.7 million. These carryforwards will begin to expire in the year 2004 through 2018. The Company's ability to utilize these carryforwards is limited by a "change in ownership", as such term is defined by the federal income tax laws and regulations. As the Company has incurred losses in recent years and the utilization of these carryforwards may be limited as discussed above, a valuation allowance has been established to fully offset the deferred tax asset at December 31, 1998.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996.

      The Company's net sales increased by approximately $2,326,000, or 10.1%, in 1997 as compared to 1996. The increase in sales is attributable to certain BFI contracts acquired in 1997 (approximately $3,068,000) and the impact of having a full year of revenue for PimaGro which was acquired in July 1996 (approximately $3,837,000), partially offset by the divestiture of Organi-Gro (approximately $4,595,000).

      Gross profit increased to approximately $4,296,000, or 17.0% of sales, in 1997, compared to approximately $3,723,000, or 16.2% of sales, in 1996. The gross profit increase of approximately $573,000 was due primarily to a full year of gross profits associated with PimaGro acquired in July 1996 which provided incremental gross profits of approximately $750,000 during 1997. The gross profit percentage increase from 16.2% to 17.0% related primarily to the acquisition of PimaGro in 1996, which generated a gross profit margin of approximately 18.4% during 1997, and the sale of Organi-Gro in 1997, which had a gross profit margin of 10%. PimaGro in 1997 improved its gross margin percentage from 16.7% for the half year of operations in 1996 to 18.4% in 1997 as a result of continued reductions in operating costs through obtaining land applications sites closer to waste generators.

      Selling, general and administrative expenses decreased to approximately $3,669,000, or 14.5% of sales, in 1997, compared to $6,141,000, or 26.7% of sales, in 1996. The decrease of approximately $2,472,000 resulted from (i) reduced expenses related to the sale of Organi-Gro which was sold in March 1997 ($500,000), (ii) the integration of administrative functions of Pima Gro into the corporate offices during 1997 which reduced selling, general and administrative expenses by approximately $178,000 in 1997 from 1996, (iii) reduced legal expenses of approximately $900,000 during 1997 compared to 1996 due to additional legal claims provisions in 1996, and (iv) expenses of approximately $695,000 in 1996 related to the clean-up of its N-Viro processing facilities, which were closed during 1996, that did not occur in 1997.

      Other charges (credits) decreased to approximately $721,000 in 1997 from approximately $4,842,000 in 1996. The decrease relates to charges related to the sale of assets of Organi-Gro, the write-off of the Company's interests in the N-Viro Technology recognized in 1996, and credits in 1997 for realization of Organi-Gro notes which had been previously reserved. See notes 5 and 11 to the Notes to Consolidated Financial Statements.

      Other income and expense (net) was in line with 1996 expenses, but interest expense increased in 1997 to approximately $924,000, compared to approximately $673,000 in 1996. The increase in interest expense is a result of additional debt incurred throughout the year due to acquisitions.

      As a result of the foregoing, net income of approximately $832,000 was reflected in 1997, as compared to a net loss of approximately $7,589,000 in 1996.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995.

      The Company's net sales increased by approximately $5,001,000, or 27.8%, in 1996 as compared to 1995. This increase in sales was directly attributable to the acquisition of Pima Gro in July 1996. No other significant changes occurred in the sale of other services or products in relation to the respective periods.

      During the year ended December 31, 1996, cost of goods sold and gross profit increased to approximately $19,254,000 and $3,723,000, respectively, from approximately $15,118,000 and $2,858,000, respectively, for the year ended December 31, 1995. Gross profit as a percent of sales increased to 16.2% in 1996 from 15.9% in 1995 primarily due to the acquisition of PimaGro.

      Selling, general and administrative expenses increased to approximately $6,141,000, or 26.7% of sales, for 1996 as compared to $4,150,000, or 23.1% of sales, in 1995. The increase in such expenses relates to the selling, general and administrative expenses of PimaGro for the six months following its acquisition on July 1, 1996 and additional provisions related to legal claims of approximately $800,000. The additional legal provision relates to five claims, including former employee agreement disputes, various contract disputes and acquisition claims.

     In the fourth quarter of 1996, management evaluated the future value of the investments made in Organi-Gro and the N-Viro technologies. Organi-Gro, which manufactures and sells poultry bedding, had generated losses in 1995 and 1996 and was inconsistent with the Company's future business strategies. As a result, the Company decided to sell all of the assets of Organi-Gro (which was accomplished in March 1997). It was also determined at that time, to discontinue operations relating to the N-Viro process. The Company had certain agency rights and had invested in property and equipment relating to the N-Viro process. By December 1996, the Company had limited customers and the Company saw no significant prospects for making the venture financially justifiable in the future. As a result, the property and equipment were written down to the estimated fair value and the carrying value of the agency rights was charged to operations. These decisions resulted in a charge to operations for the year ended December 31, 1996 of approximately $4,842,000. See notes 5 and 11 to the Notes to the Consolidated Financial Statements.

      Interest expense for 1996 was approximately $673,000, as compared to approximately $938,000 for 1995. This decrease of approximately $265,000 was directly attributable to reduced average debt levels throughout the year prior to assumption of debt related to the purchase of Pima Gro.

      As a result of the foregoing, a net loss of approximately $7,589,000 was reflected in 1996 as compared to a net loss of approximately $4,553,000 in 1995.

BONDING

      The amount of bonding capacity offered by sureties is a function of financial health of the Company requesting the bonding. As of December 31, 1998, the Company had a bonding capacity of approximately $20,000,000 with approximately $7,878,000 utilized as of that date. Management believes the existing capacity is sufficient to meet bonding needs for the foreseeable future, but is also currently negotiating to expand that availability as new contract opportunities arise. To date, no payments have been made by any bonding company for bonds issued for the Company.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically financed its operations principally through the sale of equity and debt securities, a credit facility and through funds provided by operating activities.

      On March 31, 1998, the Company issued Series B Preferred Stock for total cash consideration of $3,500,004. This Series B Preferred Stock was convertible into common stock on a 1:1 ratio at a conversion price of $2.40 per share. On June 10, 1998, a cash dividend of $420,000 was paid to the holders of Series B Preferred Stock; concurrently, the holders converted the Preferred Shares into 1,458,335 shares of Common Stock.

      During 1998, the Company acquired A&J, EWR and Recyc for aggregate consideration of approximately $45,517,000 including approximately $9,410,000 in cash including acquisition costs. The preliminary allocations of the purchase prices resulted in goodwill of approximately $39,426,000, that is being amortized over 40 years.

      The Company purchased additional capital assets during 1998 in the amount of approximately $1,712,000 and sold capital assets with proceeds totaling approximately $2,081,000.

      As of December 31, 1998, the Company had current maturities on long-term debt of approximately $4,756,000, as compared to approximately $2,552,000 in 1997. The Company currently has the intent and ability to refinance the current maturities with its credit facility and has classified the 1998 portion of this debt as long-term indebtedness in the consolidated balance sheet as of December 31, 1998. The Company's long-term portion of debt was approximately $22,038,000 in 1998, reflecting an increase of approximately $16,544,000 over 1997. This increase is due primarily to the funding of the acquisitions of A&J, Recyc and EWR, and the assumption of debt pursuant to such acquisitions.

      In October 1998, the Company obtained a new $40 million bank credit facility, which was amended in November 1998. The credit facility was used to retire certain debt payable to various individuals and financial institutions and fund the acquisition of EWR. The credit facility is secured by substantially all of the Company's assets. At December 31, 1998, the Company had borrowings from this credit facility of approximately $18,200,000 and amounts available under the credit facility of approximately $2,579,000. Amounts under the credit facility are subject to a borrowing base equal to 4 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing twelve months calculation, as defined in the credit facility less funded debt as defined, (which includes notes payable to former owners, which can be refinanced through the Facility until March 1999, and 3.5 times thereafter. The credit facility requires the Company to meet certain loan covenants, and the Company was in compliance with those covenants as of December 31, 1998. This credit facility expires in October 2001 and management anticipates that it will renegotiate and/or refinance this credit facility prior to that time. As of February 26, 1999, approximately $4,685,000 was available to the Company for additional borrowing under the facility.

      At December 31, 1998, the Company had working capital of approximately $5,250,000. Accounts receivable and prepaid expenses and other currents assets increased by approximately $2,251,000 and $308,000, respectively, primarily due to the acquisitions of A&J, Recyc, and EWR. The Company evaluates the collectibility of its receivables based on a specific account-by-account review. The Company had allowances of approximately $197,000 and $190,000 at December 31, 1998 and 1997, respectively, and writeoffs of approximately $13,000 and $98,000 in 1998 and 1997, respectively. Accounts payable and accrued expenses decreased by approximately $126,000 as a result of (a) the reduction of legal accruals by approximately $650,000 (the Company had 5 significant legal matters open at the close of 1997 and only 2 significant legal matters pending at December 31, 1998), (b) reduced trade payables and other accruals of approximately $294,000, of which $949,000 relates to reduced check processing time offset by $655,000 of additional trade payables relating to acquisitions, and (c) an increase in accrued interest of approximately $218,000 related to additional debt incurred for the above acquisitions. The Company believes its cash requirements for 1999 can be met with existing cash, cash flows from operations and its borrowing availability under its credit facility.

      The increase in other assets as of December 31, 1998 related primarily to an increase in deferred bank costs of approximately $360,000 associated with the credit facility, and non-compete agreements of approximately $307,000 with former owners of acquired companies.

      The Company has undergone significant restructuring throughout the last two years, including changes in senior management and refinancing of its indebtedness. As a result of these changes, management believes the Company is better positioned to respond to opportunities in the biosolids market and aggressively pursue its goal of acquiring additional biosolids management companies.

      On March 1, 1999, the Company acquired all of the outstanding stock of National Resource Recovery, Inc. ("NRR") in exchange for 1,000,001 shares of the Company's Common Stock. NRR is a biosolids company with operations in Michigan.

YEAR 2000

      IMPACT OF YEAR 2000. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate the year. As the century change occurs, computer programs, computers, and embedded microprocessors controlling equipment with date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly handle the Year 2000 date may result in computer system failures or miscalculations of financial and operational information as well as failures of equipment controlling date-sensitive microprocessors. Most of our major customers are municipalities with wastewater treatment plants. It is likely that most of these plants have computer-controlled processes, some of which may slow down or even halt delivery of biosolids. We will address all of these potential problem areas in the sections below.

      STATE OF READINESS. We began formulating a plan to address the Year 2000 issue during 1997. The plan consists of three phases: awareness, assessment, and renovation. In the Awareness Phase, we established a Year 2000 committee with membership from the executive, operations, legal, financial, and information technology departments. This committee provides the leadership for developing the plan, assessing the impact of Year 2000 issues, and giving directives to each of the functional areas for implementation of the plan.

      To date our primary focus has been on the assessment of our own internal systems. We have inventoried all of the Company's computer hardware. Most of this hardware was purchased after August of 1998 from a national manufacturer, was NTSL tested prior to shipment, and is in full compliance. The remaining hardware will either be replaced or have BIOS upgrades by the end of the third quarter 1999.

      The Company is using Microsoft Office for our desktop suite so no significant Year 2000 impact is expected. All significant accounting and financial reporting functions are performed at the corporate office using third party software from a national vendor that is Year 2000 compliant. Our remote locations are currently running proprietary software that has been written to collect data pertaining to the pickup, hauling, land application and composting of biosolids. There are potential issues concerning Year 2000 that could arise if these systems are not Year 2000 compliant. We are currently implementing a new Manifest and Compliance System that is Year 2000 compliant. The implementation of this new system is expected to be completed by the fall of 1999. Additionally, there is the possibility that some of the spreading equipment that we use in our land application process has embedded microprocessors. We are currently reviewing all of this equipment to ensure its Year 2000 compliance. If the equipment cannot be made compliant, there are alternative land application methods available that are compliant.

      We have recently begun to assess the potential for Year 2000 problems with the information systems of our customers, vendors, sub-contractors and other third parties. We have received some preliminary information concerning Year 2000 readiness from some of our customers, vendors, sub-contractors, and other third parties. Additionally, we are preparing questionnaires, which we expect to mail in spring of 1999. We expect to engage in discussions with those parties who have failed to show proof of compliance prior to the summer of 1999 in an attempt to determine the extent to which we are vulnerable to those parties' non-compliance. We are currently unable to estimate the costs that we may incur to remedy the Year 2000 issues relating to these parties.

      COSTS TO ADDRESS THE YEAR 2000 ISSUE. Our costs to date for our Year 2000 program have not been material. Although we have not completed our assessment, we do not currently believe that the future costs associated with our Year 2000 compliance program will be material.

      RISK TO THE COMPANY. The risks to the Company involve the failure of our customers, vendors, sub-contractors and third parties failure to reach compliance. Some customers may suffer failures that cause those customers to delay placing orders for biosolids removal from their wastewater treatment plants. Date functionality is typically not used in process control application software. More common is the use of relative time. We are still, however, dependent on our customers having an effective Year 2000 compliance program in place. In the case of our vendors and sub-contractors, we will take special care in reviewing the compliance of all of the equipment and services needed to perform day to day operational functions. This includes spreading equipment, transportation equipment, necessary power, telecommunications, and financial services.

      Furthermore, as a result of the Company's ongoing acquisition program, our assessment of Year 2000 issues may change. As we acquire companies, we attempt to assess Year 2000 issues relating to their computer systems and operating processes. Our current integration plan also attempts to have them integrated into our business systems within a short period of time. We feel that this minimizes our exposure to their failure to meet Year 2000 compliance.

      If any of the above uncertainties were to occur, our business, financial conditions, and results of operations would be adversely affected. As such, there can be no assurance that the systems of customers, vendors, newly acquired companies, sub-contractors, and other third party relationships on which we may rely will be made Year 2000 compliant in a timely manner or that any such failure to be Year 2000 compliant by another company would not have an adverse effect on our business or consolidated results of operations, financial position or liquidity. We are currently unable to assess the likelihood of such events occurring or the extent of the effect on the Company.

      CONTINGENCY PLAN. We are in the process of developing a comprehensive contingency plan to address avoidable or unavoidable Year 2000 risks with internal information technology systems and with customers, vendors, newly acquired companies, sub-contractors, and other third parties. We expect to have this plan completed by the summer of 1999.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company utilizes financial instruments which inherently have some degree of market risk due to interest rate fluctuations. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. The Company is not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

INTEREST RATE RISK

      Total debt at December 31, 1998, included approximately $18,622,000 in floating rate debt attributed to the bank credit facility borrowings and a note to another financial institution at an average interest rate of 7.51%. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten-percent change in the floating rate (approximately 50 basis points) would be approximately $94,000.

      At December 31, 1998, the Company's fixed rate debt had a book value and fair market value of $8,172,645. The floating rate debt will mature in October 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements required by this Item 8 are incorporated herein by reference as set forth on pages F-1 to F-19 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information regarding the executive officers and directors of the Company and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

      Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Other Information--Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Other Information--Principal Stockholders" and "Election of Directors--Management Stockholdings" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Other Information--Certain Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   1.     FINANCIAL STATEMENTS.

      Synagro Technologies, Inc. and Subsidiaries consolidated balance sheets as of December 31, 1998 and 1997, and related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998.

      2.    FINANCIAL SCHEDULES.

      All financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

      3.    EXHIBITS


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

 4.4 Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock of Synagro Technologies, Inc. (Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference).

 4.5 Registration Rights Agreement, dated as of March 31, 1998, among the Company, Environmental Opportunities Fund, L.P., Environmental Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto (Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference).

 4.6 Specimen Series B Preferred Stock Certificate (Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference).

10.1 Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998 among the Company, Environmental Opportunities Fund, L.P., Environment Opportunities Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference).

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

10.4 6% Promissory Note made by Custom Poultry to Organi-Gro and the Company in the principal amount of $1,152,381, dated April 1, 1997 (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference).

10.5 Guaranty of Tony D. Childers ("Childers") for 6% Promissory Note made by Custom Poultry to Organi-Gro, dated April 1, 1997 (Exhibit
            10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference).

10.6 6% Promissory Note made by Hodges to Organi-Gro and the Company in the principal amount of $308,203, dated April 1, 1997. (Exhibit
            10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference).


10.7 Guaranty of Childers and Jack Hodges for 6% Promissory Note made by Hodges to Organi-Gro, dated April 1, 1997 (Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference).

*10.8 Credit Agreement entered into among Synagro Technologies, Inc., various financial institutions, and Bank of America National Trust and Savings Association, dated as of October 7, 1998; First Amendment to Credit Agreement dated as of November 2, 1998; Second Amendment to Credit Agreement dated as of November 13, 1998; Assigment Agreement dated as of December 4, 1998.

*21.1       Subsidiaries of Synagro Technologies, Inc.

*27.1       Financial Data Schedule.
-------------
*  Filed herewith.



(b) REPORTS ON FORM 8-K.

      On December 16, 1998, the Company filed a Current Report on Form 8-K listing the acquisition of Environmental Waste Recycling, Inc.

                           SYNAGRO TECHNOLOGIES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Public Accountants                                 F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997             F-3

Consolidated Statements of Operations for the Years Ended December 31,
1998, 1997 and 1996                                                      F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1998,
1997 and 1996                                                            F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
1998, 1997 and 1996                                                      F-6

Notes to Consolidated Financial Statements                               F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Synagro Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Synagro Technologies, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synagro Technologies, Inc., and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Houston, Texas
April 15, 1999

                           SYNAGRO TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31
                                                                     ----------------------------
                                                                           1998            1997
                                                                     ------------    ------------
                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .....................................   $    255,115    $    166,994
   Short-term investments ........................................           --            64,504
   Restricted cash, current portion ..............................        680,656         172,925
   Accounts receivable, net of allowance of $196,770
     and $189,862 ................................................      6,193,720       3,942,355
   Notes receivable, current portion .............................        378,538         500,133
   Prepaid expenses and other current assets .....................      1,638,181       1,330,018
                                                                     ------------    ------------

                     Total current assets ........................      9,146,210       6,176,929

PROPERTY, MACHINERY AND EQUIPMENT, net ...........................     10,763,073       8,914,588

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $1,594,918 and
    $966,079......................................................     43,130,904       4,333,277
   Restricted cash, long-term portion ............................           --           173,387
   Notes receivable, long-term portion ...........................        262,829            --
   Other .........................................................      1,089,533         249,938
                                                                     ------------    ------------
                     Total assets ................................   $ 64,392,549    $ 19,848,119
                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current portion of long-term debt .............................   $       --      $  2,552,401
   Notes payable to prior owners, current portion ................           --           398,890
   Accounts payable and accrued expenses .........................      3,896,047       4,021,610
                                                                     ------------    ------------
                     Total current liabilities ...................      3,896,047       6,972,901
LONG-TERM DEBT:
   Long-term debt ................................................     20,115,209       5,494,549
   Notes payable to prior owners .................................      6,679,039            --
                                                                     ------------    ------------
                     Total long-term debt.........................     26,794,248       5,494,549

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.002 par value, 10,000,000 shares authorized,
     none issued and outstanding .................................           --              --
   Common stock, $.002 par value, 100,000,000 shares authorized,
     13,251,705 shares and 7,610,305 issued and outstanding ......         26,503          15,221
   Additional paid-in capital ....................................     56,305,873      25,323,915
   Accumulated deficit ...........................................    (22,630,122)    (17,958,467)
                                                                     ------------    ------------
                     Total stockholders' equity ..................     33,702,254       7,380,669
                                                                     ------------    ------------
                     Total liabilities and stockholders' equity ..   $ 64,392,549    $ 19,848,119
                                                                     ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                               1998           1997             1996
                                                          ------------    ------------    ------------
NET SALES .............................................   $ 29,966,511    $ 25,303,069    $ 22,977,404

COST OF SERVICES ......................................     25,005,754      21,007,387      19,254,903
                                                          ------------    ------------    ------------

                       Gross profit ...................      4,960,757       4,295,682       3,722,501

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..........      4,629,859       3,668,765       6,141,013

OTHER CHARGES (CREDITS):
   Loss on assets held for sale and other special
     charges / (credits) ..............................        (63,799)       (721,286)      4,841,807
                                                          ------------    ------------    ------------
                        Income (loss) from operations .        394,697       1,348,203      (7,260,319)
                                                          ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Other income, net ..................................        309,484         407,177         344,095
   Interest ...........................................     (1,441,251)       (923,879)       (672,706)
                                                          ------------    ------------    ------------
                                                            (1,131,767)       (516,702)       (328,611)
                                                          ------------    ------------    ------------

NET INCOME (LOSS) BEFORE REDEEMABLE PREFERRED DIVIDENDS
AND INCOME TAXES ......................................       (737,070)        831,501      (7,588,930)
PROVISION FOR INCOME TAXES ............................           --              --              --
                                                          ------------    ------------    ------------

NET INCOME (LOSS) BEFORE REDEEMABLE PREFERRED DIVIDENDS       (737,070)        831,501      (7,588,930)

REDEEMABLE PREFERRED STOCK DIVIDENDS ..................      3,934,585            --              --
                                                          ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK ..........   $ (4,671,655)   $    831,501    $ (7,588,930)
                                                          ============    ============    ============
INCOME PER COMMON AND COMMON SHARE EQUIVALENT:
   Net income (loss), basic ...........................   $       (.46)   $        .11    $      (1.21)
   Net income (loss), diluted .........................   $       (.46)   $        .11    $      (1.21)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC ............     10,207,248       7,545,113       6,266,759
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED ..........     10,207,248       7,740,344       6,266,759


        The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                             COMMON STOCK               ADDITIONAL
                                                    ----------------------------         PAID-IN        ACCUMULATED
                                                        SHARES           AMOUNT          CAPITAL          DEFICIT            TOTAL
                                                    -----------     ------------     ------------     ------------     ------------
BALANCE, December 31, 1995 ....................       6,052,757     $     12,106     $ 22,160,585     $(11,201,038)    $ 10,971,653

   Shares issued in acquisition ...............         155,000              310          222,425             --            222,735
   Conversion of long-term debt ...............         144,344              289          189,711             --            190,000
   Exercise of options ........................           3,333                7            6,659             --              6,666
   Net loss ...................................            --               --               --         (7,588,930)      (7,588,930)
                                                    -----------     ------------     ------------     ------------     ------------
BALANCE, December 31, 1996 ....................       6,355,434           12,712       22,579,380      (18,789,968)       3,802,124

   Redemption of warrants, net ................       1,324,243            2,648        2,947,412             --          2,950,060
   Shares exchanged in repayment of
    notes receivable ..........................         (74,372)            (149)        (212,867)            --           (213,016)
   Exercise of options ........................           5,000               10            9,990             --             10,000
   Net income .................................            --               --               --            831,501          831,501
                                                    -----------     ------------     ------------     ------------     ------------
BALANCE, December 31, 1997 ....................       7,610,305           15,221       25,323,915      (17,958,467)       7,380,669

Shares issued in acquisitions .................       4,152,981            8,306       23,773,983             --         23,782,289
Conversion of preferred stock .................       1,458,335            2,916        3,429,968             --          3,432,884

Issuance of warrants ..........................            --               --            200,000             --            200,000
Exercise of options and warrants ..............          30,084               60           63,422             --             63,482
Preferred stock dividends .....................            --               --          3,514,585       (3,934,585)        (420,000)
Net loss ......................................            --               --               --           (737,070)        (737,070)
                                                    -----------     ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 1998 ....................      13,251,705     $     26,503     $ 56,305,873     $(22,630,122)     $ 33,702,254
                                                    ===========     ============     ============     ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 1998           1997           1996
                                                             -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) before preferred stock dividends ....   $  (737,070)   $   831,501    $(7,588,930)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities-
       Depreciation ......................................     1,668,397      1,498,255      1,951,518
       Amortization ......................................       667,845        228,895        255,690
Loss on assets held for sale and other special
  charges (credits) ......................................      (251,476)      (721,286)     4,841,807
       Gain on sale of property, machinery and equipment .      (145,333)      (251,470)      (261,319)
       Other .............................................          --         (113,133)          --
(Increase) decrease in the following, excluding
  the effects of acquisitions-
           Accounts receivable ...........................      (429,644)    (1,408,821)      (635,872)
           Inventory .....................................          --             --          111,429
           Prepaid expenses and other current assets .....      (141,349)    (1,111,794)       758,253
           Other assets ..................................      (316,093)      (143,407)       (27,627)
Increase (decrease) in the following, excluding
  the effects of acquisitions-
           Accounts payable and accrued expenses .........      (809,327)        (9,315)     1,472,235
                                                             -----------    -----------    -----------
Net cash provided by (used in) operating
  activities .............................................      (494,050)    (1,200,575)       877,184
                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses, net of cash acquired ..........    (9,411,182)          --       (1,277,265)
   Purchase of property, machinery and equipment .........    (1,712,407)    (1,089,076)    (1,404,815)
   Proceeds from sale of property, machinery and equipment     2,081,026        456,564        640,404
   Sales of short-term investments, net ..................        64,504        495,496        455,743
   Proceeds from notes receivable ........................       138,999        121,286           --
                                                             -----------    -----------    -----------
        Net cash used in investing activities ............    (8,839,060)       (15,730)    (1,585,933)
                                                             -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt ....................................     7,728,701      1,082,410      5,797,696
   Payments on debt ......................................    (1,049,492)    (3,301,330)    (7,135,023)
   Increase in restricted cash ...........................      (334,344)          (950)        (5,105)
   Preferred stock dividend ..............................      (420,000)          --             --
   Redemption of warrants, net ...........................          --        2,950,060           --
   Issuance of preferred stock, net of offering costs ....     3,432,884           --             --
   Exercise of options and warrants.......................        63,482         10,000          6,666
                                                             -----------    -----------    -----------

Net cash provided by (used in) financing
  activities .............................................     9,421,231        740,190     (1,335,766)
                                                             -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....        88,121       (476,115)    (2,044,515)

CASH AND CASH EQUIVALENTS, beginning of year .............       166,994        643,109      2,687,624
                                                             -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year ...................   $   255,115    $   166,994    $   643,109
                                                             ===========    ===========    ===========





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (Continued)

                                            1998        1997        1996
                                          --------    --------    --------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                          $891,462    $942,877    $760,339

   Taxes paid                                  ---         ---         ---

                  NONCASH INVESTING AND FINANCING ACTIVITIES

On March 31, 1998, the Company issued 1,458,335 shares of Series B Preferred Stock, $.002 par value per share (the "Preferred Stock"), with a beneficial conversion feature. The Company recognized the value of the beneficial conversion feature of $3,514,585 as a preferred dividend.

On June 10, 1998, the Preferred Stock was converted into 1,458,335 shares of the Company's Common Stock.

The Company sold the operations of a wholly-owned subsidiary in 1997. The net assets and liabilities sold were approximately $978,000 net of a loss allowance of approximately $2.4 million and assumed debt by the purchaser was approximately $978,000 in exchange for a note receivable of approximately $1.4 million which was initially reserved at the date of sale. (NOTE 11)

In 1997, $946,000 of assets were purchased in accordance with a purchase and sale agreement. The purchase was financed through debt.

In 1997, approximately $213,000 of notes receivable was repaid with 74,372 shares of Common Stock.

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

                           SYNAGRO TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

BUSINESS AND ORGANIZATION

Synagro Technologies, Inc., a Delaware corporation ("Synagro"), and collectively with its subsidiaries (the "Company") is engaged in the biosolids management business. The Company does this through beneficial reuse of organic materials, transportation and monitoring of biosolids, and the marketing of end products from the treatment of such materials. The Company is headquartered in Houston, Texas and operates throughout the United States.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Synagro and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Short-term investments have maturities greater than three months at the date of purchase. At December 31, 1997, short-term investments consisted of certificates of deposit. All short-term investments have been classified as held-to-maturity at December 31, 1997. These investments have various maturity dates which do not exceed one year. These securities are carried at cost, which approximates fair value.

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

In the second quarter of 1997, the Company changed the estimated useful lives of certain fixed assets. The change which had an impact of less than one-half of $0.01 on net income per share did not materially effect the Company's results of operations.

GOODWILL

Goodwill represents the aggregate purchase price paid by the Company in acquisitions accounted for as a purchase over the fair value of the net tangible assets acquired. Goodwill is amortized on a straight-line basis over the estimated period of benefit ranging from 20 to 40 years.

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

At December 31, 1998, goodwill of approximately $3,879,000 is being amortized over a 20 year life. The Company's remaining goodwill is being amortized over a 40 year life. Goodwill amortization expense was $255,690, $228,895 and $628,839 for 1996, 1997 and 1998, respectively.

OTHER ASSETS

Included in other assets are non-compete agreements. These agreements are valued at cost and amortized on a straight-line basis over the term of the agreement, which is generally for two to five years. Amortization expense was approximately $40,000 in 1998 and -0- in 1997 and 1996, respectively. Additionaly, the Company had deferred financing costs in connection with the credit facility disclosed in
Note 6, the costs are being expensed over the term of the agreement.

REVENUE RECOGNITION

Revenues are recognized as services are completed and provided.

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

LONG-LIVED ASSETS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of its operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform with the 1998 presentation.

CONCENTRATION OF CREDIT RISK

The Company provides services to a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers including, state and local agencies, municipalities and private industries. The Company reviews its accounts receivable and provides allowances as deemed necessary.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This standard provides the method for determining the appropriate asset and liability for deferred taxes which are computed by applying applicable tax rates to temporary (timing) differences. Therefore, expenses recorded for financial statement purposes before they are deducted for tax purposes create temporary differences which give rise to deferred tax assets. Expenses deductible for tax purposes before they are recognized in the financial statements create temporary differences which give rise to deferred tax liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for segment reporting which are based on the way management organizes segments within a company for making operating decisions and assessing performance. Through December 31, 1998, the Company operated in one segment namely, the biosolids management business segment.

In February 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which becomes effective for financial statements for the year ended December 31, 1998. SFAS No. 132 requires revised disclosures about pensions and other postretirement benefit plans. The Company has adopted the provisions of SFAS No. 132, and it does not have a material effect on the Company's consolidated financial position or result of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for financial statements beginning after June 15, 1999. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. However, the Company has not historically engaged in activities or entered into arrangements normally associated with derivative instruments.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company is required to and will adopt SOP 98-1 by the first quarter of fiscal 1999 and believes that adoption will not have a material effect on its consolidated financial position or result of operations.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred, and upon adoption, previously deferred costs should be charged as a cumulative effect of a change in accounting principle. The statement is effective for financial statements beginning after December 15, 1998. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial position or result of operations.

(2)   ACQUISITIONS -

Environmental Waste Recycling, Inc.

     On November 5, 1998, the Company acquired Environmental Waste Recycling Inc. ("EWR"), a biosolids management company for approximately $9,487,000. The acquisition was financed through the issuance of 865,125 shares of Common Stock with a market value of approximately $2,812,000, $200,000 in debt and approximately $6,475,000 in cash and acquisition costs. The Common Stock was valued in accordance with the provisions of Emerging Issues Task Force ("EITF") 95-19. The transaction was recorded using the purchase method of accounting. The accompanying balance sheet as of December 31, 1998, includes a preliminary allocation of the purchase price and is subject to final adjustments which management believes will not be material. The preliminary allocation resulted in approximately $7,091,000 of goodwill, that is being amortized over 40 years. The purchase agreement provides for the payment of additional cash and stock consideration in an aggregate amount not to exceed $2,956,216 in the event certain financial targets are realized during the twelve-month period after closing. The Company financed the cash portion of the merger consideration with borrowings under its credit facility with Bank of America.

Recyc, Inc.

On July 24, 1998, the Company acquired Recyc, Inc. ("Recyc"), a biosolids composting company, for approximately $15,573,000. The acquisition was financed through the issuance of 1,475,323 shares of Common Stock with a market trading value of approximately $8,573,000, $5,646,000 in debt, and $1,354,000 in cash and acquisition costs. The Common Stock issued was valued in accordance with the provisions of EITF 95-19. The transaction was recorded using the purchase method of accounting. The accompanying balance sheet as of December 31, 1998, includes a preliminary allocation of the purchase price and is subject to final adjustments which management believes will not be material. The accompanying balance sheet as of December 31, 1998 includes a preliminary allocation resulting in approximately $14,964,000 of goodwill that is being amortized over 40 years. An unsecured note in the approximate amount of $2,305,000 was issued to the prior owner with principal due November, 2000. The note bears annual interest of 7% and is payable quarterly with the first payment made in November 1998. The note has no financial covenants. The principal owed under the promissory note may be offset, and up to 375,000 of the shares issued to the prior owners may be returned to the Company if certain postclosing conditions are not met. In connection with the acquisition, the Company entered into a lease agreement with an option to purchase with the prior owners, as trustees of a family trust of said stockholders, providing for the lease by Recyc of a composting facility. In addition, the Company entered into a transportation agreement with an initial term of two years with Recyc Trucking, Inc., ("RTI"), a company owned by the prior owners, for the provision by RTI of certain transportation services relating to Recyc's operations.

A & J Cartage and Related Companies

On June 23, 1998, the Company purchased the stock of A&J Cartage, Inc., a Wisconsin company, Michigan Organic Resources, Inc., a Michigan company, and A&J Cartage Southeast, Inc., a Florida company (collectively "A&J") all of which provide biosolids management services, for approximately $19,802,000. The acquisitions were financed through the issuance of 1,812,533 shares of Common Stock with a market trading value of approximately $12,398,000, approximately $5,823,000 in debt and $1,581,000 in cash and acquisition costs. The Common Stock issued was valued in accordance with the provisions of EITF 95-19. The transactions were recorded using the purchase method of accounting. The accompanying balance sheet as of December 31, 1998, includes a preliminary allocation of the purchase price and is subject to final adjustments which management believes will not be material. The preliminary allocation resulted in approximately $17,372,000 of goodwill that is being amortized over 40 years. The unsecured notes issued to the prior owner are payable in quarterly installments with the first installment due January 1, 1999. The notes bear annual interest rate of 7%. The notes have no financial covenants.

The Company purchased all of the common stock of A&J, Recyc and EWR during 1998. The assets acquired and liabilities assumed were as follows for the year ended December 31, 1998.


Net cash paid including
 acquisition costs ........................        $  9,410,000
Fair value of tangible assets
  acquired ................................          (6,091,000)
Liabilities assumed .......................             655,000

Notes payable - Issued and Assumed ........          11,669,000

Common Stock issued .......................          23,783,000
                                                   ------------
Goodwill ..................................        $ 39,426,000
                                                   ============

BFI Organics Division

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

Pima Gro Systems, Inc.

Effective July 1, 1996, the Company acquired all the issued and outstanding stock of Pima Gro Systems, Inc., and Pima Gro Systems 2, Inc. (collectively, PimaGro), a company engaged in the business of recycling and transportation of biosolids. The aggregate purchase price was approximately $3,096,000, consisting of approximately $1,277,000 in cash, $1,595,000 in notes payable and 155,000 shares of the Company's Common Stock valued at approximately $223,000, subject to an additional contingent sum on the purchase price of $5.20 for each dollar by which the pretax earnings of PimaGro, for each of the fiscal years during 1996 through 1998, exceed the base amount of $380,000 in 1996 and, subject to certain adjustments to the base amount, during the two following fiscal years. The additional contingent sum may be payable by the Company, if at all, in cash, Common Stock or promissory notes, or any combination thereof. Such amounts which may be payable as contingent sum payments will be held in escrow until March 31, 1999, and subject to reduction based on amounts expended by the Company for certain capital expenditures and costs reserved for the development of certain business sites. As of December 31, 1998, there were no additional contingent amounts payable by the Company. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of PimaGro have been included in the operating results of the Company since the date of acquisition. The excess of the total acquisition cost over the fair value of the net assets acquired (goodwill) in the amount of $1,419,000 is being amortized on a straight-line basis over 40 years.

The Company purchased all of the common stock of PimaGro during 1996. The assets acquired and liabilities assumed were as follows for the year ended December 31, 1996:


Net cash paid .............................................         $ 1,277,000
Fair value of tangible assets acquired ....................          (4,792,000)
Liabilities assumed .......................................           3,116,000
Notes payable - issued ....................................           1,595,000
Common Stock issued .......................................             223,000
                                                                    -----------
Goodwill ..................................................         $ 1,419,000
                                                                    ===========

The following unaudited pro forma information for the periods set forth below gives effect to the acquisitions of A&J, Recyc and EWR as if they had occurred at the beginning of 1997. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of actual results which might have occurred if the acquisitions had been made at the beginning of the periods presented.

                                                              YEAR ENDED
                                                         DECEMBER 31 (UNAUDITED)
                                                     ----------------------------
                                                         1998              1997
                                                     ------------      ----------
Net sales ........................................   $ 44,673,978      47,400,708

Net income (loss) before Preferred Stock Dividends      1,055,921       2,790,560

Net income (loss) applicable to Common Stock .....     (2,878,664)      2,790,560


Net income (loss) per share ......................           (.23)            .24
          Basic
          Diluted ................................           (.23)            .23

(3)   PROPERTY, MACHINERY AND EQUIPMENT --

Property, machinery and equipment consists of the following:

                                                                   DECEMBER 31
                                                                   -----------
                                          ESTIMATED USEFUL
                                            LIFE-IN YEARS       1998          1997
                                            ------------- -----------   -----------
Land .................................           --       $   444,958   $   576,884
Buildings ............................            20             --         252,093
Machinery and equipment ..............          3-10       15,004,869    12,678,260
Office furniture and equipment .......          3-10          531,302       362,578
Leasehold improvements ...............            20          181,683        93,080
Construction in process ..............           --           225,644       116,725
                                                          -----------   -----------
                                                           16,388,456    14,079,620
Less- Accumulated depreciation and
  amortization .......................                      5,625,383     5,165,032
                                                          -----------   -----------
                                                          $10,763,073   $ 8,914,588
                                                          ===========   ===========



(4)   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS --

Activity of the Company's allowance for doubtful accounts consists of the following:

                                                                DECEMBER 31,
                                                                ------------
                                                           1998          1997
                                                        ---------     ---------

Balance at beginning of year .......................    $ 189,862     $ 287,514
Deductions for recoveries and for uncollectible
   receivables written off .........................      (13,092)      (97,652)
Allowance for doubtful accounts of purchased
companies at acquisition date ......................       20,000          --
                                                        =========     =========
Balance at end of year .............................    $ 196,770     $ 189,862
                                                        =========     =========

Accounts payable and accrued expenses consist of the following:

                                                              DECEMBER 31
                                                     ---------------------------
                                                         1998             1997
                                                     ----------       ----------
Accounts payable .............................       $2,673,395       $2,461,811
Accrued legal and other claims costs .........          287,378          937,065
Accrued salaries and benefits ................           72,616           77,803
Accrued interest .............................          294,723           77,025
Other accrued expenses .......................          567,935          467,906
                                                     ----------       ----------
                   Total .....................       $3,896,047       $4,021,610
                                                     ==========       ==========

(5)   AGENCY RIGHTS --

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

In December 1996, the Company decided to wind down and discontinue its operations relating to the N-Viro Process and accordingly determined that a permanent impairment had occurred in the value of the agency rights. The carrying value of the agency rights of approximately $1,178,000 was charged to operations. In addition, the Company sold certain assets related to these operations and recorded a charge to operations in the fourth quarter of 1996 amounting to approximately $1,200,000 to adjust the carrying values of these assets to their estimated fair market values. These charges are included in "loss on assets held for sale and other special charges (credits)" in the accompanying consolidated statements of operations. The remaining assets in the amount of approximately $397,000 in 1998 and 1997, respectively, have been classified as property, machinery and equipment in the accompanying consolidated balance sheet at December 31, 1998 and 1997.

(6)   LONG-TERM DEBT OBLIGATIONS --

Long-term debt obligations consist of the following:

                                                                                     DECEMBER 31
                                                                              -------------------------
                                                                                  1998          1997
                                                                              -----------   -----------
Term loan with a bank, repaid with credit facility ........................   $      --     $ 4,000,000
Revolving credit facility with a bank .....................................    18,200,000     1,037,270
Economic development revenue bonds ........................................       630,000       945,000
Note payable to a financial institution, maturing in varying installments through the year 2002, secured by certain assets of the
   Company, with an interest rate of 4% ...................................       245,757       300,000
Notes payable to financial institution and individuals, maturing in varying installments through the year 2001, secured by equipment with
   interest rates ranging from 8% to 10% ..................................     1,039,452     1,764,680
                                                                              -----------   -----------
                                   Total debt .............................    20,115,209     8,046,950
Less:

Current maturities ........................................................          --       2,552,401
                                                                              -----------   -----------
                            Long-term debt, net of current maturities .....   $20,115,209   $ 5,494,549
                                                                              ===========   ===========

CREDIT FACILITY

On October 7, 1998, the Company obtained a $40 million bank credit facility (the "Facility"). The Facility was used to retire certain debt payable to various individuals and financial institutions. The Facility is secured by substantially all of the Company's assets.

The Facility expires October 5, 2001, and bears interest at the bank eurodollar rate plus a margin based upon a pricing schedule per the Facility agreement (7.4% at December 31, 1998). The weighted average interest rate in 1998 was 7.51%. The Facility is subject to a borrowing base equal to 4 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing twelve months calculation, as defined in the Facility, less funded debt as defined, (which includes notes payable to prior owners, which can be refinanced through the Facility), until March 1999, and 3.75 times EBITDA thereafter. Amounts available for additional borrowing under the Facility at December 31, 1998 totaled approximately $2,579,000.

The Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payments of cash dividends, limits the issuance of indebtedness and requires the Company to comply with certain financial covenants, including a minimum net worth requirement, maximum senior and total debt to pro forma EBITDA and interest coverage ratio. The Company was in compliance with all covenants as of December 31, 1998.

The Facility was used to payoff the Company's previous facility with LaSalle National Bank ("LaSalle") which had been obtained through two of the Company's subsidiaries. The previous facility consisted of a $5 million revolving line of credit and a $5 million term loan. The amount under the line of credit was subject to a borrowing base of 85% of eligible accounts receivable, as defined in the agreement. The term loan required principal payments of $1 million a year. The revolving line of credit required the Company to direct all its account debtors to make all payments on the accounts to a lockbox designated by, and under the control of, LaSalle. Additionally, the bank had the right to accelerate borrowings outstanding in the event the bank reasonably felt insecure for any material reason. As a result, in order to comply with EITF Pronouncement 95-22, the Company classified the revolving line of credit portion of the Facility as a current liability in the accompanying balance sheet as of December 31, 1997. This previous facility was to expire in September 1999.

REVENUE BONDS

The economic development revenue bonds are expected to be paid in September 1999. Interest was payable at 6.7 and 6.9 percent per annum in 1998 and 1997, respectively. Included in the accompanying consolidated balance sheets as of December 31, 1998 and 1997, is restricted cash of $680,656 and $346,312, respectively, for future payment of principal and interest on the bonds.

NOTES PAYABLE TO PRIOR OWNERS

The Company issued notes in the amount of $8,050,311 to prior owners of certain purchased companies as partial consideration of the acquisition price. These notes had a balance of $6,361,822 and $398,890 at December 31, 1998 and 1997 respectively. The terms of the outstanding notes include varying principal installments starting August 1998 and continuing through November 2000 and annual interest rates of 7% to be paid quarterly. The notes have no financial covenants. The note related to the Recyc acquisition with a balance of approximately $2,212,000 at December 31, 1998 may be offset if certain postclosing conditions are not met. No adjustments have been made as of December 31, 1998. Additionally, the Company has notes to prior owners relating to non-compete agreements; these notes have a balance of $317,217 at December 31, 1998. The notes are paid in varying installments starting July 1998, and have an annual imputed interest rate of 9%. These notes have no financial covenants.

At December 31, 1998, future principal payments of total long-term debt are as follows:


         YEAR ENDING         LONG-TERM            NOTES PAYABLE TO
         DECEMBER 31           DEBT                  PRIOR OWNERS
         -----------        -----------         ---------------------
         1999               $ 1,229,525               $ 3,526,552
         2000                   210,600                 2,969,154
         2001                18,429,327                   100,000
         2002                   245,757                    83,333
                            -----------               -----------
        Total               $20,115,209               $ 6,679,039
                            ===========               ===========

The Company had current maturities on total long term debt of $4,756,077 at December 31, 1998. The Company has the ability and intent to refinance such maturities related to long term debt with the Facility and has therefore classified such indebtedness as long-term in the consolidated balance sheet as of December 31, 1998. The Company estimates the fair value of long-term debt as of December 31, 1998 and 1997, to be approximately the same as the recorded value.

 (7)  INCOME TAXES --

Significant components of the Company's deferred tax liabilities and assets for federal income taxes consist of the following:

                                                             DECEMBER 31
                                                       ------------------------
                                                           1998         1997
                                                       -----------  -----------
Deferred tax assets-
   Net operating loss carryforwards ................   $ 3,978,000  $ 3,756,000
   Accrual not currently deductible for tax purposes       157,000      240,000
   Allowance for bad debts .........................       200,000       65,000
   Write-off of assets not currently deductible for
     tax purposes ..................................       520,000      505,000
   Other ...........................................         1,000        1,000
                                                       -----------  -----------
                     Total deferred tax assets .....     4,856,000    4,567,000

Valuation allowance for deferred tax assets ........    (4,160,000)  (4,143,000)

Deferred tax liability-
   Differences between book and tax bases of fixed
     assets ........................................      (696,000)    (424,000)
                                                       -----------  -----------
                     Net deferred tax liability ....   $      --    $      --
                                                       ===========  ===========

As of December 31, 1998, the Company has generated net operating loss ("NOL") carryforwards of approximately $11,690,000 available to reduce future income taxes. These carryforwards begin to expire in 2004 through 2018. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Accordingly, the Company's ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has incurred losses in recent years and the utilization of these carryforwards could be limited as discussed above, a valuation allowance has been established to fully offset the net deferred tax asset at December 31, 1998 and 1997. The valuation allowance increased $17,000 and $357,000 for the year ended December 31, 1998 and 1997, respectively, due to the Company's tax losses.

(8)   COMMITMENTS AND CONTINGENCIES --

LEASES

The Company leases certain facilities for its corporate and operations offices under non-cancelable long-term lease agreements. Minimum annual rental commitments under these leases are as follows:

Year ending December 31-
1999                                                                  $1,034,401
2000                                                                     705,958
2001                                                                     460,934
2002                                                                     414,339
2003 and thereafter                                                    6,656,999
                                                                      ----------
                                                                      $9,272,631
                                                                      ==========

Rental expense was $1,060,703, $530,685 and $633,751 for 1998, 1997 and 1996,
respectively.

Concurrent with certain acquisitions, the Company entered into various agreements with prior owners to lease land and buildings used in the Company's operations. The terms of these leases range from three years to thirty years and provide for certain escalations in rental expense. One such lease which expires in 2028 has an option to terminate upon 30 days notice in the event a conditional use permit (as defined in the agreement) relating to the leased land expires. Additionally the Company has a 5 year option to purchase such leased property for $2,250,000 which expires in July 2003. Currently, the Company pays rent in the amount of $36,000 per annum for the first three years and $192,000 per annum thereafter on the lease. The charge for the lease costs are being expensed on a straight-line basis. Included in 1997 rent expense above is approximately $210,500 of rent paid to related parties.

LITIGATION

The Company is involved in litigation and claims arising in the ordinary course of its business. Management believes, based on consultation with legal counsel and accruals provided, that the ultimate outcome of these matters will not have a material adverse impact on the Company's operations or financial position.

(9)   STOCKHOLDERS' EQUITY --

COMMON STOCK AND WARRANTS

In October 1995, the Company completed a secondary public offering of its Common Stock. The offering consisted of 500,000 units at $12.00 per unit, each unit consisting of six shares of Common Stock and six redeemable Common Stock purchase warrants. The 3,000,000 warrants have an exercise price of $2.40 per share and expire in October 2000. These warrants are redeemable by the Company at $0.10 per warrant, subject to certain events occurring. The underwriters were issued a warrant which expires in October 2000 to purchase 50,000 units (includes 300,000 warrants) at $16.20 per unit. During 1998 approximately 4,646 warrants were converted to Common Stock.

On December 23, 1996, the Company called the 3,000,000 warrants for redemption on February 22, 1997. Prior to redemption, 1,324,243 warrants were converted into Common Stock providing net proceeds to the Company of $3,117,636 in 1997. In February 1997, the remaining 1,675,757 warrants were redeemed by the Company for $167,576.

The Company had issued warrants to purchase 16,667 shares of Common Stock, which were exercisable at $90.00 per share that expired December 1998.

     On October 7, 1998 the Company issued warrants to purchase 170,000 shares of Common Stock, in connection with the new Facility (Note 6). The warrants are exercisable at $6.00 and expire October 2002. The Company estimated the fair market value of the warrants to be approximately $200,000, which was recorded as deferred loan costs and additional paid in capital. These deferred loan costs are being amortized over the term of the credit facility.

PREFERRED STOCK -

      The Company is authorized to issue up to 10,000,000 shares of Preferred Stock. The Preferred Stock may be issued in one or more series or classes by the Board of Directors of the Company prior to issuance of the shares. Each such series or class shall have such powers, preferences, rights and restrictions as determined by resolution of the Board of Directors. Series A Junior Participating Preferred Stock will be issued upon exercise of the Stockholder Rights described below.

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

EARNINGS PER SHARE

The FASB issued SFAS No. 128, "Earnings Per Share" in February 1997. Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of earnings per share ("EPS"); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. For purposes of the calculation, outstanding stock options, warrants and redeemable preferred stock are considered Common Stock equivalents. For the year ended December 31, 1997, the difference in weighted average numbers of Common Stock between basic and diluted earnings per share represents the impact of stock options. The adjusted number of shares for the years ended December 31, 1998 and December 31, 1996 that would be increased related to stock options were approximately 990,772 and -0-, respectively; however, diluted per share amounts are not applicable for loss periods. The following table summarizes the basic EPS and diluted EPS computations for the fiscal years 1998, 1997 and 1996.

                                                          1998           1997              1996
                                                     ------------    -------------    -------------
Net income (loss) before redeemable:
   Preferred stock dividends                         $   (737,070)   $     831,501    $  (7,588,930)
   Redeemable preferred stock dividends                 3,934,585             --               --
                                                     ------------    -------------    -------------
   Net earnings (loss) on Common Stock               $ (4,671,655)   $     831,501    $  (7,588,930)
                                                     ============    =============    =============
Basic earnings (loss) per share:
   Earning per share prior to preferred stock
     dividends....................................   $       (.07)   $         .11    $       (1.21)
   Preferred stock dividends .....................           (.39)            --               --
                                                     ------------    -------------    -------------
   Basic earnings (loss) per common share ........   $       (.46)   $         .11    $       (1.21)
                                                     ============    =============    =============
Diluted earnings (loss) per share:
   Earnings per share prior to preferred dividends   $       (.07)   $         .11    $       (1.21)
   Preferred stock dividends .....................           (.39)            --               --
                                                     ------------    -------------    -------------
   Diluted earning (loss) per common share .......   $       (.46)   $         .11    $       (1.21)
                                                     ============    =============    =============
Weighted average number of common shares, basic ..     10,207,248        7,545,113        6,266,579
Weighted average shares outstanding, diluted .....     10,207,248        7,740,344        6,266,579

STOCKHOLDERS' RIGHTS PLAN

In December 1996, the Company adopted a stockholders' rights plan (the "Rights Plan"). The Rights Plan provides for a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of the Company's Common Stock, to stockholders of record at the close of business on January 10, 1997. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights will expire on December 31, 2006.

Each Right entitles stockholders to buy one one-thousandth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $10. The Rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15% or more of the Common Stock of the Company. However, the Rights will not become exercisable if Common Stock is acquired pursuant to an offer for all shares which a majority of the Board of Directors determines to be fair to and otherwise in the best interests of the Company and its stockholders. If, following an acquisition of 15% or more of the Company's Common Stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price. The effect will be to entitle the Company stockholder to buy stock in the acquiring company at 50% of its market price.

The Company may redeem the Rights at $.001 per Right at any time on or prior to the tenth business day following the acquisition of 15% or more of its Common Stock by a person or group or commencement of a tender offer for such 15% ownership.

(10)  STOCK OPTION PLANS

At December 31, 1998, the Company had outstanding stock options granted under the Amended and Restated 1993 Stock Option Plan ("the Plan") for officers, directors and key employees of the Company.

Under the Plan, the Company has reserved 1,325,171 shares of Common Stock for issuance. The exercise price of options granted shall be at least 100 percent (110 percent for 10 percent or greater stockholders) of the fair value of Common Stock on the date of grant. Options must be granted within 10 years from the date of the Plan and become exercisable at such times as determined by the Plan committee. Options are exercisable for no longer than five years for certain 10 percent or greater stockholders and for no longer than 10 years for others.

A summary of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during those years is presented below:

                                                                        WEIGHTED
                                                                        AVERAGE
                                            SHARES UNDER EXERCISE       EXERCISE
                                               OPTION    PRICE RANGE     PRICE
                                               ------    -----------     -----

Options outstanding at December 31, 1995 .     91,928  $ 2.00 to 10.80   $9.24
   Granted ...............................    174,667    2.00             2.00
   Canceled/expired ......................   (162,662)   2.00 to 10.80    5.12
   Exercised .............................     (3,333)   2.00             2.00
                                            ---------

Options outstanding at December 31, 1996 .    100,600    2.00 to 10.80    3.57
   Granted ...............................    206,000    2.00 to  3.50    2.13
   Canceled/expired ......................    (29,000)   2.00 to 10.80    2.91
   Exercised .............................     (5,000)   2.00             2.00
                                            ---------

Options outstanding at December 31, 1997 .    272,600    2.00 to 8.25     2.58
   Granted ...............................    772,000    2.75 to 5.75     2.91
   Canceled/expired ......................    (11,556)   2.00             2.00
   Exercised .............................    (25,438)   2.00             2.00
                                            ---------

Options outstanding at December 31, 1998 .  1,007,606    2.00 to 8.25      2.85
                                            =========


Exercisable at December 31, 1998 .........    430,106    2.00 to 8.25      3.20
                                            =========

At December 31, 1998, there were 267,794 options for shares of Common Stock reserved under the Plan for the future grants.

OTHER OPTIONS

In addition to options issuable under the Plan, the Company has other options outstanding to employees and directors of the Company. The options were issued at exercise prices equal to the fair market value at the grant date of the options.

The following summarizes the stock option transactions of the "other" options:

                                                                               WEIGHTED
                                                                               AVERAGE
                                             SHARES UNDER EXERCISE           EXERCISABLE
                                                OPTION    PRICE RANGE           PRICE
                                             ------------ -----------           -----
Options outstanding at December 31, 1995 .      400,000   $2.00                $  2.00
   Granted ...............................      221,296    2.00                   2.00
                                             ------------
Options outstanding at December 31, 1996 .      621,296    2.00                   2.00
   Granted ...............................      806,800    2.00 to 3.38           3.03
                                             ------------
Options outstanding at December 31, 1997 .    1,428,096    2.00 to 3.38           2.58
   Granted ...............................    1,400,000    2.75 to 6.94           4.29
   Canceled ..............................     (162,163)   3.38                   3.38
                                             ------------
Options outstanding at December 31, 1998 .    2,665,933    2.00 to 6.94           4.09
                                             ------------
Exercisable at December 31, 1998 .........    1,662,602   $2.00 to 6.94        $  4.06
                                             ============

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

The Company continues to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for its stock option plans. Had the Company elected to apply SFAS No. 123, the Company's net loss and loss per share would have approximated the pro forma amounts indicated below:

                                            1998          1997             1996
                                     -----------    ----------    -------------
Net income (loss)
   As reported ...................   $(4,671,655)   $  831,501    $  (7,588,930)
   Pro forma for FAS No. 123 .....   $(5,943,126)   (1,309,604)      (7,781,351)

Diluted earnings (loss) per share-
   As reported ...................   $      (.46)   $      .11    $       (1.21)
   Pro forma for FAS No. 123 .....          (.58)         (.17)           (1.24)

The following ranges of options were outstanding as of December 31, 1998:

 Outstanding
Shares Under  Exercise Price  Weighted Average  Weighted Average
   Option         Range        Exercise Price   Contractual Life   Exercisable
------------  --------------  ----------------  ----------------   -----------
 2,225,969     $2.00 - 3.00        $2.48              8.76 years    1,299,138
   927,637      3.01 - 4.50         3.31              8.4             601,637
   106,333      4.51 - 6.75         4.98              8.0              45,000
   413,600      6.76 - 8.25         6.98              9.4             146,933

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value of $3.59, $2.79, and $.78 per share for grants made during the years ended December 31, 1998, 1997, and 1996, respectively. The following assumptions were used for option grants in 1998, 1997 and 1996, respectively: expected volatility of 92 percent, 70 percent and 87 percent; risk-free interest rates of 5.66 percent,
6.45 percent, and 6.47 percent; expected lives of up to 6.3 years and no expected dividends to be paid. The compensation expense included in the above pro forma net income data, may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined.

(11)  OTHER CHARGES (CREDITS) TO OPERATIONS --

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

In December 1997, Note 2 was substantially paid off. The Company received Common Stock held by former owners with a market trading value of approximately $213,000, and charged against the reserve approximately $45,000. The remaining balance of $50,000 is to be paid off by providing repair services on equipment in the amount of $1,000 per month with $41,000 remaining outstanding as of December 31, 1998. Additionally, the Company has received approximately $332,000 in cash since inception on Note 1. The monthly installments of $11,000 relating to Note 1 have been received on a timely basis and are current, resulting in a $375,000 balance outstanding as of December 31, 1998. The portion of Note 1 which had a remaining balance of approximately $445,000, which was due no later than September 16, 1998, was not paid when due. The former owners were unable to pay the remainder without liquidating some of the assets securing the note. The Company agreed to accept $265,000 in cash in full payment of the installment due, which was received in January 1999. The remaining balance of the installment due was charged against the allowance.

The Company has recognized special credits related to such notes of approximately $721,000 in 1997 and $380,000 in 1998. Based upon historical collections, the financial condition of the obligor to meet future debt installments and the underlying value of the assets securing the loan, the Company expects the unreserved amount of approximately $641,000 at December 31, 1998 to be realizable. Subsequent to year-end through February 26, 1999, the Company has collected approximately $287,000 on the notes.

SEVERANCE CHARGES

During 1998, the company recorded a charge of approximately $320,000 related to severance costs of two former officers. The charge is included in "Other Charges (credits)" for the year ended December 31, 1998.

(12)  EMPLOYEE BENEFIT PLANS --

Certain of the Company's subsidiaries sponsor various defined contribution retirement plans for full time and some part-time employees. The plans cover employees at all of the Company's operating locations. The defined contribution plans provide for contributions ranging from 1% to 15% of covered employees' salaries or wages. The Company may make a matching contribution as a percentage set at the end of each plan year. The matching contributions totaled approximately $38,000 for 1998, approximately $28,000 for 1997 and approximately $22,000 for 1996.

(13)  EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED) --

ACQUISITION OF NATIONAL RESOURCE RECYCLING, INC.

During March 1999, Synagro Technologies completed the acquisition of all the common stock of National Resource Recycling, Inc. ("NRR"), in a business combination to be accounted for as a "pooling-of-interests" transaction NRR, headquartered in Michigan, provides biosolids management services. Synagro issued 1,000,001 shares of common stock in exchange for all of the common stock of NRR. There were no transactions between Synagro and NRR during the periods prior to the business combination.

The following table summarizes the unaudited restated revenues, net income and per share data of Synagro after giving effect to the pooling transaction (in thousands, except per share data).

                                                    YEARS ENDED DECEMBER 31,
                              -------------------------------------------------------------------
                                     1996                    1997                    1998
                              --------------------    --------------------   --------------------
                                           NET                      NET                    NET
                              REVENUES    INCOME      REVENUES    INCOME     REVENUES    INCOME
                              --------   ---------    --------   ---------   --------   ---------
Revenues and net income-
  As reported .............   $ 22,977   $  (7,589)   $ 25,303   $     832   $ 29,967   $  (4,672)
  NRR (unaudited)..........      1,197           2       2,733         203      3,598         200
                              --------   ---------    --------   ---------   --------   ---------
     As Restated ..........   $ 24,174   $  (7,587)   $ 28,036   $   1,035   $ 33,565   $  (4,472)
                              ========   =========    ========   =========   ========   =========
Basic earnings per share-
  As reported .............              $   (1.21)              $    0.11              $   (0.46)
  NRR .....................                    .17                    0.01                   0.06
                                          ---------              ---------              ---------
     As restated ..........              $   (1.04)              $    0.12              $   (0.40)
                                          =========              =========              =========
Diluted earnings per share-
  As reported .............              $   (1.21)              $    0.11              $   (0.46)
  NRR .....................                     --                    0.01                   0.06
                                          ---------              ---------              ---------
     As restated ..........              $   (1.04)              $    0.12              $   (0.40)
                                          =========              =========              =========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 1999.

                                          SYNAGRO TECHNOLOGIES, INC.


                                          By:  /s/ ROSS M. PATTEN
                                               Ross M. Patten
                                               Chairman of the Board and
                                               Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 1999.


By:      /s/ ROSS M. PATTEN                 Chairman of the Board and Chief
             Ross M. Patten                    Executive Officer


By:      /s/ PAUL SELLEW                    President
             Paul Sellew


By:      /s/ RANDY JENNINGS                 Chief Financial Officer
             Randy Jennings                 (Principal Accounting Officer)


By:      /s/ IRWIN I. GELBART               Director
             Irwin I. Gelbart


By:      /s/ GENE MEREDITH                  Director
             Gene Meredith


By:      /s/ KENNETH CHUAN-KAI LEUNG        Director
             Kenneth Chuan-kai Leung

By:      /s/ ALFRED TYLER, 2ND              Director
             Alfred Tyler, 2nd


By:      /s/ DR. MARK MYERS                 Director
             Dr. Mark Myers

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

 4.4 Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock of Synagro Technologies, Inc. (Exhibit
            4.4 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference).

 4.5 Registration Rights Agreement, dated as of March 31, 1998, among the Company, Environmental Opportunities Fund, L.P., Environmental Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto (Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference).

 4.6 Specimen Series B Preferred Stock Certificate (Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference).

10.1 Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998 among the Company, Environmental Opportunities Fund, L.P., Environment Opportunities Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference).

10.2 Form of Indemnification Agreement. (Appendix F to the Company's Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated May 9, 1996, is incorporated herein by reference).

10.3        Amended and Restated  1993 Stock Option Plan dated August 5, 1996.
            (Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-18029), dated September 30, 1998, is incorporated herein by reference).

10.4 6% Promissory Note made by Custom Poultry to Organi-Gro and the Company in the principal amount of $1,152,381, dated April 1, 1997 (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference).

10.5 Guaranty of Tony D. Childers ("Childers") for 6% Promissory Note made by Custom Poultry to Organi-Gro, dated April 1, 1997 (Exhibit
            10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference).

10.6 6% Promissory Note made by Hodges to Organi-Gro and the Company in the principal amount of $308,203, dated April 1, 1997. (Exhibit
            10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference).

10.7 Guaranty of Childers and Jack Hodges for 6% Promissory Note made by Hodges to Organi-Gro, dated April 1, 1997 (Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference).

*10.8 Credit Agreement entered into among Synagro Technologies, Inc., various financial institutions, and Bank of America national Trust and Savings Association, dated as of October 7, 1998; First Amendment to Credit Agreement dated as of November 2, 1998; Second Amendment to Credit Agreement dated as of November 13, 1998; Assigment Agreement dated as of December 4, 1998

*21.1       Subsidiaries of Synagro Technologies, Inc.

*23.1       Consent of Aurthur Andersen LLP

*27.1       Financial Data Schedule.

* Filed herewith.