Form 10-K405/A
period 1998-12-31
SYNAGRO TECHNOLOGIES INC
filed 1999-04-30
CIK 895565

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

     In October 1998, the Company obtained a new $40 million bank credit facility with Bank of America National Trust and Savings Association, which has the right to add participants to the credit facility. In November 1998, the credit facility was amended and in December 1998, Bank of America assigned a portion of the credit facility to Union Bank of California. The credit facility was used to retire certain debt payable to various individuals and financial institutions and fund the acquisition of EWR. The credit facility bears interest at the bank eurodollar rate plus a margin based upon a pricing schedule in the credit facility. The weighted average interest rate in 1998 was 7.51%. The credit facility is secured by substantially all of the Company's assets. At December 31, 1998, the Company had borrowings from this credit facility of approximately $18,200,000 and amounts available under the credit facility of approximately $2,579,000. Amounts under the credit facility are subject to a borrowing base equal to 4 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing twelve months calculation, as defined in the credit facility less funded debt as defined, (which includes notes payable to former owners, which can be refinanced through the credit facility) until March 1999, and 3.5 times thereafter. The credit facility requires the Company to meet certain loan covenants, and the Company was in compliance with those covenants as of December 31, 1998. The credit facility expires in October 2001 and management anticipates that it will renegotiate and/or refinance this credit facility prior to that time. As of February 26, 1999, approximately $4,685,000 was available to the Company for additional borrowing under the facility.

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

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the Company's current directors and executive officers:

                                                                                             COMMON STOCK
                                                                                          BENEFICIALLY OWNED(1)
                                                                                             MARCH 31, 1999
                                                                            DIRECTOR/     ---------------------
                                                                             OFFICER                 PERCENT OF
   NAME                                  POSITION                      AGE    SINCE      SHARES(2)     CLASS
   ----                                  --------                      ---  ---------    ---------   ----------
Ross M. Patten                Director, Chief Executive Officer         55     1998       323,334       2.2%
                              and Chairman Of Board

Paul C. Sellew                Chief Operating Officer and               41     1998       100,000        *
                              President

Mark A. Rome                  Executive Vice President and              32     1998       93,334         *
                              Chief Development Officer

Alvin L. Thomas II            Executive Vice President and              33     1998       67,012         *
                              General Councel

Randy E. Jennings             Senior Vice President and Chief           44     1998       40,000         *
                              Financial Officer

Irwin I. Gelbart              Director                                  61     1991       50,000         *

Dr. J. Mark Myers             Director                                  50     1996       33,127         *

Kenneth Ch'uan-k'ai Leung     Director                                  54     1998    1,278,167(3)     8.9%

Alfred Tyler II               Director                                  56     1998       50,697         *

Gene Meredith                 Director                                  57     1998       16,667         *

-----------
      *     Less than 1% of outstanding shares.

      (1) Accept as otherwise noted, each person has sole voting and investment power with respect to the shares listed.

      (2) Includes shares underlying stock options, as follows: Mr. Patten- -323,334; Mr. Sellew- -100,000; Mr. Rome- -93,334; Mr. Thomas-
            -66,667;Mr. Jennings- -40,000; Mr. Gelbart- -50,000; Dr. Myers-
            -3,334; Mr. Leung- -16,667; Mr. Meredith- -16,667; and Mr. Tyler II- -16,667.

      (3) Includes shares of 1,112,125 and 137,875 held by the Environmental Opportunities Fund L.P. and Environmental Opportunities Fund (Cayman) L.P. respectively, where Mr. Leung is Chief Investment Officer.

      ROSS M. PATTEN was appointed by the Board of Directors to Chief Executive Officer in February 1998, additionally Mr. Patten was elected to position of Chairman of the Board of Directors in August 1998. Prior to joining the Company, Mr. Patten enjoyed a successful 17 year career at Browning - Ferris Industries Inc., where he last served as divisional vice president - - corporate development. He also served as executive vice president for development of Wheelabrator Technologies, a Waste Management, Inc subsidiary, and director and vice president - - business development at Resource NE, Inc. prior to it's acquisition by Waste Management, Inc, Mr. Patten was a founder, principal and managing director of Bedford Capital, an investment firm specializing in environmental companies, and of Bedford Management, which provides consulting services to publicly held waste management and environment related companies in the areas of growth and acquisition strategy formation and implementation.

      PAUL C. SELLEW was appointed President and Chief Operating Officer In November 1998, Mr. Sellew has extensive experience in organic materials management. He was the founder and former President and Chairman of the Board at Earthgrow, Inc., the second largest commercial composting company in the country prior to it's sale in February 1998. In addition, Mr. Sellew's business ventures include International Process Systems (IPS), Inc. a composting technology company, and ALLGro Inc., a composting marketing company, both of which were sold to Wheelabrator Technologies, Inc. in 1991.

      MARK A. ROME was appointed Executive Vice President and Chief Development Officer during 1998. Mr. Rome, an attorney and CPA, joined from Sanders Morris Mundy, an investment banking firm specializing in industry consolidations. He previously practiced tax and corporate law at Fulbright & Jaworski, an international law firm headquartered Houston. Mr. Rome recieved his law degree from the University of Texas School of Law and a Master's in Professional Accounting from the University of Texas Graduate School of Business.

      ALVIN L. THOMAS II was appointed Executive Vice President and General Councel during 1998. Mr. Thomas practiced law with the national law firm Littler Mendelson, P.C. prior to joining Synagro. Mr. Thomas has also practiced law with the international law firm of Fulbright & Jaworski, LLP. Mr. Thomas received his law degree from the University of Pittsburgh School of Law and a LL.M. in Taxation from New York University School of Law. His legal background is broad-based with emphasis in tax law, employment law, corporate law and litigation.

      RANDY E. JENNINGS was appointed Senior Vice President and Chief Financial Officer during 1998. Mr. Jennings has held a series of progressively more responsible accounting and finance positions with publicly held companies during his 15-year career. From 1992 to 1998, he was Assistant Corporate Controller at Browning-Ferris Industries, Inc. Mr. Jennings is a graduate of the University of Texas, a licensed Certified Public Accountant, and Certified Management Accountant.

      IRWIN I. GELBART has been Vice President of Fed Met Stainless & Alloys Corporation, a distributor of flat rolled stainless steel products and a subsidiary of Federal Industries, a publicly traded company based in Mississauga, Canada, since November 1994. From April 1991 to November 1994, Mr. Gelbart was Vice President and General Manager of the Samuel Stainless Rolled Products Division of Samuel Whittar, Inc.; a distributor and service center for flat rolled steel products. From 1987 to 1991, he served as General Manager of ELG Haniel Trading Corporation, a distributor of flat rolled steel products in Inwood, New York. Mr. Gelbart founded and was President of GSI Trading Corporation (New York) and Stainless International, Inc. (Pennsylvania) from 1966 to 1987. He also founded and is presently a director of, Dai Ichi Metal Co., Ltd., Hong Kong, which distributes flat rolled steel products to the People's Republic of China.

      J. MARK MYERS, MD, F.A.C.S., has been associated with Millard-Henry Clinic, P.A. in Russellville, Arkansas in the private practice of general surgery since 1981; Dr. Myers was associated with McPheeter's Clinic in Poplar Bluff, Missouri in the private practice of general surgery. Dr. Myers was Chief of Staff of St. Mary's Hospital in Russellville, Arkansas from 1990 to 1992.

      KENNETH CH'UAN-K'AI LEUNG is a managing director of investment banking at Sanders Morris Mundy and is the Chief Investment Officer of the Environmental Opportunities Fund, Ltd. Additionally, he is the Editor of Environmental Review. Previously, Mr. Lueng was associated with Smith Barney for 17 years, and before that with F. Eberstadt & Company, Inc., Chemical Bank and Chase Manhattan Bank. He received his B.A. from Fordham College and his M.B.A. from Columbia University. Mr. Leung serves on the boards of Zahren Alternative Power Corp., Independent Environmental Services, Inc., Capital Environmental Resources Inc., and Avista Resources, Inc.

      ALFRED TYLER II, currently a Director of US Liquids, Inc., has been associated with the environmental services industry for over 20 years, serving most recently as President and CEO of Enviro-Gro Technologies until that provider of biosolids management services was sold in 1992 to Wheelabrator Technologies Inc. He also heads a private investment company, is President of a landfill and construction company, and is Managing Director of Bedford Capital Corp., a New York environmental consulting firm.

      GENE MEREDITH served more than 15 years in senior management roles in the solid waste industry. He was a Regional Vice President at Browning-Ferris Industries, Inc., and Chairman, President and CEO of Mid-American Waste Systems. He previously served as a director of USA Waste Services, Envirofil, Inc., and as a general manager of a waste company in St. Paul, Minnesota. Mr. Meredith also has a law degree, and spent five years as Senior Partner at Meredith & Addicks in St. Paul, Minnesota.

EXECUTIVE OFFICER TENURE

      The executive officers of the Company served at the pleasure of the Board of Directors and were subject to annual appointment by the Board at its first meeting following the annual meeting of stockholders. Messrs. Patten, Sellew, Rome and Thomas have employment agreements beginning in 1999 with 2 year terms.


SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity Securities, to file reports of ownership with the Securities and Exchange Commission (the "Commission"). With respect to the year ended December 31, 1998, the Company believes that all requirements applicable to the Company's executive officers, directors and 10% shareholders have been met.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table reflects all forms of compensation for services to the Company for the periods indicated of each individual who was the chief executive officer at any time during the period (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG - TERM COMPENSATION
                                                                                  --------------------------
                                                            ANNUAL COMPENSATION                   STOCK
                                                            -------------------   RESTRICTED   OPTION AWARDS
NAME AND PRINCIPAL POSITION                          YEAR    SALARY      BONUS      STOCK        (SHARES)
---------------------------                          ----   --------   --------   ----------   -------------
Donald L. Thone (1) ..............................   1998   $100,312       --        --              --
President, Chief Executive Officer and               1997   $150,000   $ 33,125      --           444,326
Chairman of the Board of Directors                   1996   $150,000   $155,000      --           246,296

Ross M. Patten (2) ...............................   1998   $134,038       --        --           485,000
President, Chief Executive Officer and
Chairman of the Board of Director

(1) Served as President and Chief Executive Officer until February 1998 and Chairman of the Board of Directors until August 1998.

(2) Served as President and Chief Executive Officer from February 1998 until November 1998 and thereafter as Chief Executive Officer. Additionally has served as Chairman of the Board of Directors since August 1998.

EMPLOYMENT AGREEMENTS

      Mr. Patten is employed by the Company under an employment agreement effective April 16, 1998 for duration of twenty-four consecutive months. The annual salary under the respective employment agreement is $150,000. Additionally, Mr. Patten may be entitled to such bonus awards as may be approved by the Board of Directors, and is entitled to participate in any applicable profit-sharing, stock option or similar benefit plan. The employment agreement automatically renews for successive twenty-four month periods annually, unless terminated by prior written notice. If employment is terminated without cause, Mr. Patten is entitled to a severance payment equal to 200% of the sum of his annual salary and bonus for the proceeding year. The agreement contains confidentiality and non-compete provisions. The employment agreement contains a provision vesting any unvested stock options upon a change-of-control.

OPTION GRANTS

      The following table sets fourth certain information with respect to stock options granted to the Named Executives during 1998.

                                    INDIVIDUAL GRANTS (2)                  POTENTIAL REALIZABLE VALUE
                          -------------------------------------------        AT ASSUMED ANNUAL RATES
                          PERCENT OF TOTAL                              APPRECIATION FOR OPTION TERM (1)
                OPTIONS   OPTIONS GRANTED TO   EXERCISE   EXPIRATION    --------------------------------
    NAME        GRANTED   EMPLOYEES IN YEAR     PRICE        DATE             5%                  10%
    ----        -------   ------------------   --------   ----------     ------------        -----------
Ross M. Patten  485,000          22.3%          $ 3.25      2/18/08      $    991,295        $ 2,512,137

(1) Potential values stated are a result of using the Commissions method of calculation of 5% and 10% appreciation in value from the date of grant to the end of the option term. Such assumed rates of appreciation and potential realizable values are not necessarily indicative of the appreciation, if any, that may be realized in future periods.


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

OPTION EXERCISES AND YEAR-END VALUES

      The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for each of the Named Executives held by them at December 31, 1998. Of the Named Executives, none exercised stock options during 1998.

                                                                                      VALUE OF UNEXERCISED
                                                        NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                                     OPTIONS AT DECEMBER 31, 1998       DECEMBER 31, 1998
                      SHARES ACQUIRED     VALUE      ----------------------------   ----------------------------
     NAME              ON EXERCISE       REALIZED    EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
     ----             ---------------    --------    -----------    -------------   -----------    -------------
 Donald L. Thone                                       690,622                        $761,018
 Ross M. Patten                                        161,667         323,333        $ 80,834       $161,666

(1) Value of in-the-money options calculated based on the closing price per share of the common stock on December 31, 1998 ($3.75 per share) as reported by the NASDAQ Small Cap Market.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

      The following table sets fourth certain information regarding the beneficial ownership of the Company's common stock at March 31, 1999, by each stockholder that is known by the Company to own beneficially more than 5% of the outstanding common stock.

        NAME OF PERSON                                NUMBER OF       PERCENT
   OR IDENTITY OF GROUP SHARES                         SHARES         OF CLASS
   ---------------------------                        ---------       ---------
James A. Jalovec .................................    1,947,860 (1)        13.6%
  2841 South 5th Court
  Milwaukee, WI 53207

GroWest, Inc. ....................................    1,475,323            11.0%
  114 Business Center Drive
  Corona, CA 91720

Kenneth Ch'uan-k'ai Leung ........................    1,278,167 (2)         8.9%
  126 E. 56th Street, 24th Floor
  New York, NY 10022

Donald L. Thone ..................................      973,955 (1)         6.8%
  410 Prestwick Ct.
  Houston, TX 77057

James Rosendall ..................................      900,001             6.3%
  323 Martindale Street
  Sparsa, MI 49345

Grace A. Draman ..................................      778,613             5.5%
  149 Yadkin Valley Road
  Advance, NC 27006

(1) Includes exercisable options as of March 31, 1999, as follows: Mr. Thone 690,622 and Mr. Jalovec 221,332.


(2) Includes Shares of 1,112,125 and 137,875 held by the Environmental Opportunities Fund L.P. and Environmental Opportunities Fund (Cayman) L.P. respectively, where Mr. Leung is Chief Investment Officer.

MANAGEMENT STOCKHOLDERS

      The following table sets fourth information regarding the beneficial ownership of the Company's common stock at March 31, 1999, by (i) all directors,
(ii) the Chief Executive Officer and other executive officers and (iii) all directors and executive officers as a group.

                                                       NUMBER OF       PERCENT
NAME OF PERSON OR IDENTITY OF GROUP                    SHARES (1)      OF CLASS
-----------------------------------                    ----------      --------
Ross M. Patten .....................................      323,334           2.2%
Paul C. Sellew .....................................      100,000             *
Mark A. Rome .......................................       93,334             *
Alvin L. Thomas II .................................       67,012             *
Randy E. Jennings ..................................       40,000             *
Irwin I. Gelbart ...................................       50,000             *
Dr. J. Mark Myers ..................................       33,127             *
Kenneth Ch'uan-k'ai Leung (2) ......................    1,278,167           8.9%
Gene Meredith ......................................       50,697             *
Alfred Tyler II ....................................       16,667             *

All directors and executive officers
 as a group (9 persons) ............................    2,052,338 (3)      14.4%

*     Less than 1% of outstanding shares.

(1) Includes shares underlying outstanding stock options, as follows: Mr. Patten--323,334;Mr.Sellew--100,000; Mr. Rome--93,334; Mr. Thomas--66,667;
      Mr. Jennings--40,000; Mr. Gelbart--50,000; Dr. Myers--3,334; Mr.
      Leung--16,667; Mr. Meredith -16,667; and Mr. Tyler II--16,667.

(2) Includes shares of 1,112,125 and 137,875 held by the Environmental Opportunities Fund L.P. and Environmental Opportunities Fund (Cayman) L.P. respectively, where Mr. Leung is Chief Investment Officer.

(3)   Includes (without duplication) all shares referred to above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has entered into the following transactions with James A. Jalovec and GroWest, Inc., the prior owners of certain purchased Companies or their affiliates. The prior owners hold 13.1% and 11.0% of the outstanding shares including exercisable options as of March 31, 1999, respectively.

      The Company issued notes in the amount of $6,454,750 to prior owners of certain purchased companies as partial consideration of the acquisition price. These notes had a balance of $6,361,822 at December 31, 1998. The terms of the outstanding notes include varying principal installments starting August 1998 and continuing through November 2000 and annual interest rates of 7% to be paid quarterly. The notes have no financial covenants. The note related to the Recyc acquisition with a balance of approximately $2,212,000 at December 31, 1998 may be offset if certain postclosing conditions are not met. No adjustments have been made as of December 31, 1998. Additionally, the Company has notes to prior owners relating to non-compete agreements; these notes have a balance of $200,000 at December 31, 1998. The notes are paid in varying installments and have an annual imputed interest rate of 9%.
      These notes have no financial covenants.

      Concurrent with certain acquisitions, the Company entered into various agreements with prior owners to lease land and buildings used in the Company's operations. The terms of the lease range from three years to thirty years and provide for certain escalations in rental expense. One such lease which expires in 2028 has an option to terminate upon 30 days notice in the event a conditional use permit (as defined in the agreement) relating to the leased land expires. Additionally, the Company has a five year option to purchase such leased property for $2,250,000, which expires in 2003. Currently, the Company pays rent in the amount of $36,000 per annum for the first three years and $192,000 per annum thereafter on the lease. The charges for the lease costs are being expensed on a straight-line basis. Included in 1998 rent expense was approximately $210,500 of rent paid to related parties.

      Notwithstanding any apparent (or actual) conflict of interest that may have existed with respect to the financial arrangement, the Board of Directors is of the opinion that these arrangements are as favorable to the Company as any that would have been negotiated at arm's length with similar situated third parties under the same circumstances.

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

**10.8 Credit Agreement entered into among Synagro Technologies, Inc., various financial institutions, and Bank of America National Trust and Savings Association, dated as of October 7, 1998; First Amendment to Credit Agreement dated as of November 2, 1998; Second Amendment to Credit Agreement dated as of November 13, 1998; Assigment Agreement dated as of December 4, 1998.

**21.1      Subsidiaries of Synagro Technologies, Inc.

 *23.1      Consent of Arthur Andersen LLP.

**27.1      Financial Data Schedule.

-------------
*  Filed herewith.

** Filed with the Company's Form 10-K for the year ended December 31, 1998,
   Dated April 15, 1999.

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
                                                                      ----------
                                                                      $9,272,631
                                                                      ==========

Rental expense was $1,060,703, $530,685 and $633,751 for 1998, 1997 and 1996,
respectively.

     Concurrent with certain acquisitions, the Company entered into various agreements with prior owners to lease land and buildings used in the Company's operations. The terms of these leases range from three years to thirty years and provide for certain escalations in rental expense. One such lease which expires in 2028 has an option to terminate upon 30 days notice in the event a conditional use permit (as defined in the agreement) relating to the leased land expires. Additionally the Company has a 5 year option to purchase such leased property for $2,250,000 which expires in July 2003. Currently, the Company pays rent in the amount of $36,000 per annum for the first three years and $192,000 per annum thereafter on the lease. The charge for the lease costs are being expensed on a straight-line basis. Included in 1998 rent expense above is approximately $210,500 of rent paid to related parties.

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
                                          =========              =========              =========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 1999.

                                          SYNAGRO TECHNOLOGIES, INC.


                                          By:  /s/ ROSS M. PATTEN
                                               Ross M. Patten
                                               Chairman of the Board and
                                               Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 1999.


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

**10.8 Credit Agreement entered into among Synagro Technologies, Inc., various financial institutions, and Bank of America national Trust and Savings Association, dated as of October 7, 1998; First Amendment to Credit Agreement dated as of November 2, 1998; Second Amendment to Credit Agreement dated as of November 13, 1998; Assigment Agreement dated as of December 4, 1998

**21.1      Subsidiaries of Synagro Technologies, Inc.

 *23.1      Consent of Arthur Andersen LLP

**27.1      Financial Data Schedule.

* Filed herewith.

** Filed with the Company's Form 10-K for the year ended December 31, 1998,
   Dated April 15, 1999.