Form 10-Q
period 1999-03-31
SYNAGRO TECHNOLOGIES INC
filed 1999-05-17
CIK 895565

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1999                 Commission File Number 0-21054

                           SYNAGRO TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its Charter)

                         DELAWARE                         76-0511324
            (State or other jurisdiction of             (IRS Employer
            incorporation or organization )           Identification No.)

            1800 BERING, SUITE 1000
                 HOUSTON, TEXAS                             77057
      (Address of principal executive offices)           (Zip Code)

(Registrant's telephone number, including area code)   (713)  369-1700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                             OUTSTANDING AT MAY 12, 1999
 Common stock, par value $.002                         17,321,149

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

PART I  -  FINANCIAL INFORMATION





                                                                            PAGE
                   Condensed Consolidated Balance Sheets as of
                    March 31, 1999 (Unaudited) and December 31, 1998           3

                   Unaudited Condensed Consolidated Statements of
                    Operations For the Three Months Ended March
                    31, 1999 and 1998                                          4

                   Unaudited Condensed Consolidated Statements of Cash
                    Flows For the Three Months Ended March 31, 1999 and
                    1998                                                       5

                   Notes to Condensed Consolidated Financial Statements        7

                   Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                     11


PART II - OTHER INFORMATION                                                   16

                           SYNAGRO TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets


                                                     MARCH 31,      DECEMBER 31,
                                                       1999             1998
                                                  ------------     ------------
                                                     UNAUDITED
                                     ASSETS
Current Assets:
     Cash and cash equivalents ...............    $    354,104     $    414,712
     Restricted cash .........................         680,656          680,656
     Accounts receivable, net ................       5,728,770        6,523,943
     Notes receivable, current portion .......         146,690          436,325
     Prepaid expenses and other current
      assets .................................       1,693,299        1,679,381
                                                  ------------     ------------
          Total current assets ...............       8,603,519        9,735,017

Property, machinery & equipment, net .........      12,457,637       12,394,018

Other Assets:
     Goodwill, net ...........................      42,873,144       43,130,904
     Notes receivable, long-term portion .....         262,829          262,829
     Other assets ............................       1,016,271        1,115,713
                                                  ------------     ------------
           Total assets ......................    $ 65,213,400     $ 66,638,481
                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued
       expenses ..............................    $  3,533,582     $  4,111,511
                                                  ------------     ------------
          Total current liabilities ..........       3,533,582        4,111,511

Long Term Debt:

     Long - term debt ........................      24,436,034       21,596,506
     Notes payable to prior owners ...........       4,152,001        6,733,729
                                                  ------------     ------------
           Total long -term debt .............      28,588,035       28,330,235

Commitments and Contingencies

Stockholders' Equity:
     Preferred Stock, $.002 par value,
       10,000,000 shares authorized,
       none issued and outstanding ...........            --               --
     Common  stock, $.002 par value,
       100,000,000 shares authorized,
       14,276,706 and 14,251,706 issued
       and outstanding .......................          28,553           28,503
     Additional paid in capital ..............      56,548,323       56,495,873

     Accumulated deficit .....................     (23,485,093)     (22,327,641)
                                                  ------------     ------------
          Total stockholders' equity .........      33,091,783       34,196,735
                                                  ------------     ------------
          Total liabilities and
            stockholders' equity .............    $ 65,213,400     $ 66,638,481
                                                  ============     ============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                             CONSOLIDATED FINANCIAL STATEMENTS.

                           SYNAGRO TECHNOLOGIES, INC.
                     Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                      1999             1998
                                                 ------------      ------------

Net sales ..................................     $  9,060,478      $  5,659,969

Cost of operations .........................        7,748,604         5,307,991
                                                 ------------      ------------

Gross profit ...............................        1,311,874           351,978

Selling, general and administrative expenses:
     Corporate expenses ....................          826,472           360,886
     Subsidiary level expenses .............          827,799           227,949
Amortization of goodwill ...................          322,651            57,222
Special charges (credits) ..................             --            (112,999)
                                                 ------------      ------------
                Total ......................        1,976,922           533,058

Loss from operations .......................         (665,048)         (181,080)

Other income (expense):
     Other income ..........................           54,902           173,682
     Interest expense ......................         (547,306)         (260,623)
                                                 ------------      ------------
                Total ......................         (492,404)          (86,941)

Loss before provision for income taxes .....       (1,157,452)         (268,021)
                                                 ------------      ------------


Provision for income taxes .................             --                --
Net loss before redeemable
preferred stock dividends ..................       (1,157,452)         (268,021)


Redeemable preferred stock dividends .......             --          (3,514,587)


Net loss applicable to common
stock ......................................     $ (1,157,452)     $ (3,782,608)

Loss per common share equivalent:
     Net loss, basic .......................     $      (0.08)     $      (0.44)
     Net loss, diluted .....................     $      (0.08)     $      (0.44)

Weighted average shares
  outstanding, basic .......................       14,262,854         8,610,306
Weighted average shares
  outstanding, diluted .....................       14,262,854         8,610,306

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.
                     Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                               THREE MONTHS ENDED MARCH 31,
                                            -----------------------------------
                                                1999                     1998
                                            -----------             -----------
Cash flows from operating activities:
  Net loss before redeemable
    preferred stock dividends ...........   $(1,157,452)               (268,021)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities
      Depreciation and amortization .....       912,439                 466,046
      (Gain) loss on sale of
         equipment ......................        21,815                (110,326)
      Special charges (credits) .........          --                  (112,999)
  (Increase) decrease in the following:
    Accounts receivable .................       795,173                 882,527
    Prepaid expenses and other ..........       (13,918)               (392,098)
    Other assets ........................        54,549                (306,869)
  Decrease in accounts payable and
    accrued expenses ....................      (577,929)               (240,946)
                                            -----------             -----------
Net cash  provided  by  (used in)
  operating activities ..................        34,677                 (82,686)

Cash flows from investing activities:
  Additions to property, machinery &
    equipment ...........................      (796,727)               (415,766)
  Proceeds from sale of equipment .......       101,507                 240,698
  Proceeds from notes receivable ........       289,635                    --
                                            -----------             -----------
Net cash used in investing activities ...      (405,585)               (175,068)

Cash flows from financing activities:
  Proceeds from debt ....................     4,200,000                 613,494
  Payments on debt ......................    (3,942,200)               (483,314)
  Decrease in restricted cash ...........          --                     1,999
  Sale of redeemable preferred
    stock ...............................          --                 3,500,004
  Exercise of options ...................        52,500                    --
                                            -----------             -----------
Net cash provided by financing
  activities ............................       310,300               3,632,183
                                            -----------             -----------
Net increase (decrease) in cash
  and cash equivalents ..................       (60,608)              3,374,429

Cash and cash equivalents,
  beginning of period ...................       414,712                 281,043
                                            -----------             -----------
Cash and cash equivalents, end of
  period ................................   $   354,104             $ 3,655,472
                                            ===========             ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                           SYNAGRO TECHNOLOGIES, INC.
                                                         QUARTER ENDED MARCH 31,
                   SUPPLEMENTAL CASH FLOW INFORMATION    -----------------------
                   - (UNAUDITED)                              1999       1998
                   -------------------------------------    --------   --------
                   Interest paid during the period......    $579,845   $293,857

                   Taxes paid during the period.........        --         --

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

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

General

The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Synagro Technologies, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 1999, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K, as amended, for the year ended December 31, 1998.


The Company is engaged in the biosolids management business. The Company does this through beneficial reuse of organic materials, transportation and monitoring of biosolids, and the marketing of end products from the treatment of such materials. The Company operates throughout the United States.

Accounting Pronouncements

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about segments of an enterprise and related information." SFAS No. 131 establishes new standards for segment reporting which are based on the way management organizes segments within a Company for making operating decisions and assessing performance. Through March 31, 1999, the Company operated in one segment, namely, the biosolids management business segment.

In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company adopted SOP 98-1 in the first quarter of fiscal 1999 and it had no effect on the Company's consolidated financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." At adoption, SOP 98-5 requires the Company to write-off any unamortized start-up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company adopted SOP 98-5 in the first quarter of fiscal 1999 and it had no effect on its consolidated financial statements.

(2)   ACQUISITIONS AND DISPOSITIONS

National Resource Recovery, Inc.

During March 1999, Synagro Technologies, Inc. completed the acquisition of all the common stock of National Resource Recovery, Inc. ("NRR"), in a business transaction accounted for as a "pooling-of-interests" transaction. NRR, headquartered in Michigan, provides biosolids management services. Synargo issued 1,000,001 shares of Common Stock in exchange for all the common stock of NRR. There were no transactions between Synagro and NRR during the periods prior to the business combination.

The Company's historical financial statements have been restated to reflect the NRR pooling the transaction.

The following table summarized the unaudited restated revenues, net income and per share data of Synagro after giving effect to the NRR pooling transaction (in thousands except per share data)

                                                        Three Months Ended
                                                          March 31, 1998
                                                        ------------------
Revenues and net income-                             Revenues        Net income


               As reported .................         $   5,622       $(3,407)
               NRR .........................                38          (375)
                                                     ---------       -------
               As restated .................         $   5,660       $(3,782)
                                                     =========       =======

Basic earning per share-

               As reported .................                         $ (0.45)
               NRR .........................                            0.01
                                                                     -------
               As restated .................                         $ (0.44)
                                                                     =======
Diluted earning per share-

               As reported .................                         $ (0.45)
               NRR .........................                            0.01
                                                                     -------
               As restated .................                         $ (0.44)
                                                                     =======



Environmental Waste Recycling, Inc.

On November 5, 1998, the Company acquired Environmental Waste Recycling, Inc. ("EWR"), a biosolids management company, for approximately $9,487,000. The acquisition was financed through the issuance of 865,125 shares of Common Stock with a market value of approximately $2,812,000, $200,000 in debt and approximately $6,475,000 in cash and acquisition costs. The Common Stock was valued in accordance with the provisions of Emerging Issues Task Force ("EITF"), 95-19. The transaction was recorded using the purchase method of accounting. The accompanying balance sheet as of March 31, 1999, includes a preliminary allocation of the purchase price and is subject to final adjustments which management believes will not be material. The preliminary allocation resulted in approximately $7,091,000 of goodwill that is being amortized over 40 years. The purchase agreement provides for additional cash and stock consideration in an aggregate amount not to exceed $2,956,216 in the event certain financial targets are realized during the twelve-month period after closing. The Company financed the cash portion of the merger consideration with borrowings under its credit facility with Bank of America.

Recyc, Inc.

On July 24, 1998, the Company acquired Recyc, Inc. ("Recyc"), a biosolids composting company, for approximately $15,573,000. The acquisition was financed through the issuance of 1,475,323 shares of Common Stock with a market trading value of approximately $8,573,000, $5,646,000 in debt, and $1,354,000 in cash and acquisition costs. The Common Stock Issued was valued in accordance with the provisions of EITF 95-19. The transaction was recorded using the purchase method of accounting. The accompanying balance sheet as of March 31, 1999, includes a preliminary allocation of the purchase price and is subject to final adjustments which management believes will not be material. The preliminary allocation resulted in approximately $14,946,000 of goodwill that is being amortized over 40 years. An unsecured note in the approximate amount of $2,305,000 was issued to the prior owner with principal due November, 2000. The note bears interest of 7% and is payable quarterly with the first payment made in November, 1998. The note has no financial covenants. The principal owed under the promissory note may be offset, and up to 375,000 of the shares issued to the prior owners may be returned to the Company if certain postclosing conditions are not met. In connection with the acquisition, the Company entered into a lease agreement with an option to purchase with the prior owners, as trustees of a family trust of said stockholders, providing for a lease by Recyc of a composting facility. In addition, the Company entered into a transportation agreement with an initial term of two years with Recyc Trucking, Inc., ("RTI"), a company owned by the prior owners, for the provision of RTI of certain transportation services relating to Recyc's operations.

A&J Cartage and Related Companies

On June 23, 1998, the Company purchased the stock of A&J Cartage, Inc., a Wisconsin company, Michigan Organic Resources, Inc., a Michigan company, and A&J Cartage Southeast, Inc., a Florida company (collectively "A&J") all of which provide biosolids waste management services, for approximately $19,802,000. The acquisitions were financed through the issuance of 1,812,533 shares of Common Stock with a market trading value of approximately $12,398,000, approximately $5,823,000 in debt and $1,581,000 in cash and acquisition costs. The Common Stock issued was valued in accordance with the provisions of EITF 95-19. The transactions were recorded using the purchase method of accounting. The accompanying balance sheet as of March 31, 1999, includes a preliminary allocation of the purchase price and is subject to final adjustments which management believes will not be material. The preliminary allocation resulted in approximately $17,372,000 of goodwill that is being amortized over 40 years. The unsecured notes issued to the prior owner are payable in quarterly installments with the first installment due January 1, 1999. The notes bear annual interest rate of 7%. The notes have no financial covenants.


 (3)  PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The stock may be issued in one or more series or classes by the Board of Directors of the Company prior to issuance of the shares. Each such series or class shall have such powers, preferences, rights and restrictions as determined by resolution by the Board of Directors. Series A Junior Participating Preferred Stock will be issued upon exercise of the Stockholder Rights described below.

Series B Redeemable Preferred Stock

On March 31, 1998, the Company issued 1,458,335 shares of Series B Preferred Stock for $3,500,004. The Series B Preferred Stock is convertible by the holders to Common Stock at conversion rate of 1:1, with a beneficial conversion feature permitting the shareholders to convert their holdings to Common Stock at $2.40. The market price of the Common Stock at date of issuance was $4.81. The Company recognized the value of the beneficial conversion feature of approximately $3.5 Million as a preferred stock dividend. The value of such preferred stock dividend had no impact on the Company's cash flows, but reduced basic and diluted earnings available to holders of Common Stock.

On June 10, 1998, a cash dividend of $420,000 was paid to the holders of the Series B Preferred Stock in connection with their conversion of the shares of Series B Preferred Stock into 1,458,335 shares of Common Stock. All of the shares of Series B Preferred Stock were converted to Common Stock at that time.

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

(5)   CREDIT FACILITY

As of March 31, 1999, the Company had current maturities of long-term debt of approximately $3,387,000. The Company currently has the intent and the ability to refinance the current maturities with its credit facility and has classified this debt as long-term indebtedness in the consolidated balance sheet as of March 31, 1999. The Company's total debt was approximately $28,588,000 at March 31, 1999.

The Company has a $ 40 million bank credit facility with Bank of America National Trust and Savings Association, which has the right to add participants to the credit facility. The credit facility bears interest at the bank Eurodollar rate plus a margin based upon a pricing schedule in the credit facility. The credit facility is secured by substantially all of the Company's assets. At March 31, 1999, the Company had borrowings under this credit facility of approximately $22,400,000 and amounts available under the credit facility of approximately $5,195,000. Amounts under the credit facility are subject to a borrowing base equal to 4.25 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing proforma twelve month calculation, as defined in the credit facility, less funded debt as defined (which includes notes payable to prior owners, which can be refinanced through the credit facility), until June 30, 1999, 4.00 until September 30, 1999, and
3.75 times thereafter. The credit facility requires the Company to meet certain loan covenants, and the Company was in compliance with those covenants as of March 31, 1999. The credit facility expires in October 2001.

(6)   COMMITMENTS / CONTINGENCIES

The Company currently and from time to time is subject to claims and lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(7)    SPECIAL CHARGES - (CREDITS)

 Special charges (credits), net were approximately ($113,000) for the quarter ended March 31, 1998 which were related to notes receivable previously reserved. There were no such credits in the first quarter of 1999.

(8)   EARNINGS (LOSS) PER COMMON SHARE

The FASB issued SFAS No. 128, "Earnings Per Share" in February 1997. Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of the calculation, outstanding stock options, warrants and redeemable preferred stock are considered common stock equivalents. The Company's common stock equivalents for the three months ended March 31, 1999 and 1998, totaled approximately 956,358 and 604,888, respectively, and have been excluded from dulited shares outstanding because their effect is anti -dilutive for the periods presented. The following table summarizes the basic EPS and diluted EPS computations for the quarters ended March 31, 1999 and 1998:


                                                  QUARTER ENDED MARCH 31,
                                            ----------------------------------
                                                  1999                 1998
                                            --------------      --------------
                                                        (UNAUDITED)
Net loss before redeemable
 preferred stock dividend ...............   $   (1,154,452)     $     (268,021)
Redeemable preferred stock dividend .....             --             3,514,587
                                           --------------      --------------
Net loss applicable to
 common stock ...........................   $   (1,154,452)     $   (3,782,608
                                            ==============      ==============
Basic loss per share:
Earnings  per share  prior
 to preferred dividend ..................   $        (0.08)     $        (0.03)
Preferred stock dividend ................   $         --        $        (0.41)
                                            --------------      --------------
Basic loss per common
 share ..................................   $        (0.08)              (0.44)
Weighted average number
 of common shares .......................       14,262,854           8,610,306
Diluted loss per share:
Loss per share prior to
 preferred dividend .....................   $        (0.08)     $        (0.03)
Preferred stock dividend ................             --                 (0.41)
                                            --------------      --------------
Diluted loss per common
 share ..................................   $        (0.08)     $        (0.44)
Weighted average number
 of common shares .......................       14,262,854           8,610,306

(9)    SUBSEQUENT EVENTS

Subsequent to March 31, 1999, the Company acquired four bio-solids management companies and certain assets and revenue contracts of a fifth. The total purchase price of the companies was approximately $23,853,000. These acquisitions were funded through the issuance of approximately 3,045,000 shares of Common Stock and $13,827,000 in cash. The cash was funded through the Company's credit facility. The transactions will be recorded using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto, and the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1998.

                                                   (Unaudited)

                                            THREE MONTHS ENDED MARCH 31,

                                              1999      %          1998    %
                                          -----------  -----  ----------- -----
         Net sales ...................... $ 9,060,478  100.0  $ 5,659,969 100.0

         Cost of operations .............   7,748,604   85.5    5,307,991  93.8
                                          -----------  -----  ----------- -----
         Gross profit ...................   1,311,874   14.5      351,978   6.2

         Selling, general and
         administrative expenses:

              Corporate expenses ........     826,472             360,886   6.4
              Subsidiary level expenses .     827,799    9.1      227,949   4.0
         Amortization of goodwill .......     322,651    9.1       57,222   1.0
         Special charges (credits) ......        --      3.6     (112,999) (2.0)
                                          -----------  -----  ----------- -----
                         Total ..........   1,976,922   21.8      533,058   9.4

         Loss from operations ...........    (665,048)  (7.3)    (181,080) (3.2)

         Other income (expense):
              Other income ..............      54,902    0.5      173,682   3.1
              Interest expense ..........    (547,306)  (6.0)    (260,623) (4.6)
                                          -----------  -----  ----------- -----
                         Total ..........    (492,404)  (5.5)     (86,941) (1.5)

         Loss before provision for income
          taxes .........................  (1,157,452) (12.8)    (268,021) (4.7)
                                          -----------         -----------


For the quarter ended March 31, 1999, net sales were approximately $9,060,000 compared to approximately $5,660,000 for the same period in 1998, an increase of approximately $3,400,000 or 60.1%. The increase related to the acquisition of the A&J companies (approximately $1,295,000), Recyc, Inc. (approximately $1,680,000), and EWR, Inc.(approximately $1,148,000), partially offset by reduced volume in Arkansas (approximately $466,000) due to the planned non-renewal of certain low margin contracts during the first quarter of 1998.

Costs of operations and gross profit for the quarter ended March 31, 1999, was approximately $7,749,000 and $1,312,000, respectively, compared to approximately $5,308,000 and $352,000 respectively, for the year ended 1998, resulting in an increase in gross profit as a percentage of sales in the first quarter from 6.2% in 1998 to 14.5% in 1999. The increase in gross profit as a percentage of sales was due to unusual weather conditions in the Mid-Atlantic Region and unseasonably heavy rainfall in California in 1998, which caused (a) additional expenses associated with transportation to land application sites unaffected by the conditions and (b) increased land disposal costs which were incurred when land application sites were not available. Landfill disposal costs and transportation costs associated with these conditions totaled approximately $280,000. The remainder of the increase is attributed to higher margins associated with certain acquisitions completed during 1998.

Selling, general and administrative expenses were approximately $1,654,271 for the quarter ended March 31, 1999 and approximately $588,834 for the quarter ended March 31, 1998, or an increase of approximately $1,065,437. The increase related to increased staffing at the corporate level (approximately $466,000) to implement the Company's acquisitions and growth strategies, and additional selling, general and administrative costs associated with the businesses acquired (approximately $480,000).

Amortization of goodwill increased from approximately $57,000 for the three months ended March 31, 1998 to approximately $323,000 for the same period in 1999, due to acquisitions made during 1998.

Interest expense for the quarter ended March 31, 1999 was approximately $547,000 compared to approximately $261,000 for the same period in 1998. The increase in interest expense is related to the additional debt incurred to finance the acquisitions.

Special charges (credits), net were approximately ($113,000) for the quarter ended March 31, 1998 which were related to notes receivable previously reserved. There were no such credits in the first quarter of 1999.

Other income for the quarter ended March 31, 1999 was approximately $55,000 compared to $174,000 for the same period in 1998. The decrease relates to a loss on sale of assets of approximately $22,000 for the quarter ended March 31, 1999 compared to a gain on sale on assets of approximately $110,000 for the same period in 1998.

As a result of the foregoing, a net loss of approximately $1,157,000 before preferred stock dividends or $0.08 loss per share was reported for the three months ended March 31, 1999 compared to net loss of approximately $268,000 before preferred stock dividends or $0.03 loss per share for the same period in 1998.

During the first quarter of 1998, the Company recognized a preferred stock dividends of approximately $3,515,000, related to redeemable Preferred Stock issued with a beneficial conversion feature. See Note (3) herein for further discussion. There was no such dividend during the first quarter of 1999.

As a result of the Company's cumulative operating losses, the Company has not paid federal income tax since inception. As of December 31, 1998, the Company had net operating loss carry forwards totaling approximately $11,690,000. Utilization of the Company's net operating losses may be subject to limitation under certain circumstances.

   LIQUIDITY AND CAPITAL RESOURCES.

The Company has historically financed its operations principally through the sale of equity, bank credit facility arrangements and through funds provided by operating activities.

The Company purchased additional capital assets during the three months ended March 31, 1999 in the amount of approximately $797,000 and sold capital assets with proceeds totaling approximately $102,000.

As of March 31, 1999, the Company had current maturities of long-term debt of approximately $3,387,000. The Company currently has the intent and the ability to refinance the current maturities with its credit facility and has classified this debt as long-term indebtedness in the consolidated balance sheet as of March 31, 1999. The Company's total debt was approximately $28,588,000 at March 31, 1999.

The Company has a $40 million bank credit facility with Bank of America National Trust and Savings Association, which has the right to add participants to the credit facility. In March 1999, the credit facility was amended to adjust the financial covenants for the seasonability of recent acquisitions. The credit facility bears interest at the bank Eurodollar rate plus a margin based upon a pricing schedule in the credit facility. The credit facility is secured by substantially all of the Company's assets. At March 31, 1999, the Company had borrowings under this credit facility of approximately $22,400,000 and amounts available under the credit facility of approximately $5,195,000. Amounts under the credit facility are subject to a borrowing base equal to 4.25 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing proforma twelve month calculation, as defined in the credit facility less funded debt as defined (which includes notes payable to prior owners, which can be refinanced through the credit facility), until June 30, 1999, 4.00 until September 30, 1999, and 3.75 times thereafter. The credit facility requires the Company to meet certain loan covenants, and the Company was in compliance with those covenants as of March 31, 1999. The credit facility expires in October 2001 and management anticipates that it will renegotiate and/or refinance this credit facility prior to that time. As of May 11 1999 the Company has $2,200,000 available under the credit facility.

At March 31, 1999, the Company had working capital of approximately $5,070,000. The Company evaluates the collectibility of its receivables based on a specific account-by-account review. The Company has an allowance of approximately $197,000 at March 31, 1999. Accounts payable and accrued expenses and accounts receivable decreased by approximately $578,000 and $795,000 respectively from December 31, 1998, due primarily to decreased sales related to the seasonality of operations in the Midwest and Southeast. The Company believes its cash requirements for the next twelve months can be met with existing cash, cash flows from operations and its borrowing availability under its credit facility.

YEAR 2000

Impact of year 2000.

The year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate the year. As the century changes, computer programs, computers, and embedded microprocessors controlling equipment with date-sensitive systems may recognize the year as 1900, or not at all. This inability to recognize or properly handle the year 2000 date may result in computer system failures or miscalculations of financial and operational information as well as failures of equipment controlling date-sensitive microprocessors. Most of our customers are municipalities with wastewater treatment plants. It is likely that most of these plants have computer-controlled processes, some of which may slow down or even halt the delivery of biosolids. We will address all of these potential problem areas in the sections below.

State of readiness.

We began a plan to address the year 2000 issue in 1997. The plan consists of three phases: awareness, assessment, and renovation. In the awareness phase, we established a year 2000 committee with membership from executive, operations, legal, financial and information technology departments. This committee provides the leadership for developing a plan, assessing the impact of the year 2000 issues, and giving directives to each of the functional areas for implementations of a plan.

To date our primary focus has been on the assessment of our own internal systems. We have inventoried all of the Company's computer hardware. Most of this hardware was purchased after August of 1998 from a national manufacturer, was NTSL tested prior to shipment, and is in full compliance. The remaining hardware will either be replaced or have BIOS upgrades by the end of the third quarter 1999.

  The Company is using Microsoft Office for our desktop suite so no year 2000 impact is expected. All significant accounting and financial reporting functions are performed at corporate office using third party software from a national vendor that is year 2000 compliant. Our current locations are running proprietary software that has been written to collect data pertaining to the pickup, hauling, application and composting of biosolids. There are potential issues concerning year 2000 that could arise if these systems are not year 2000 compliant. We are currently implementing a new Manifest and compliance system that is year 2000 compliant. The implementation of this new system is expected to be completed by the fall of 1999. Additionally, there is the possibility that some of the spreading equipment that we use in our land application process has embedded microprocessors. We are currently reviewing all of this equipment to ensure its year 2000 compliance. If the equipment cannot be made compliant, there are alternative land application methods available that are compliant.

 We have recently begun to assess the potential for year 2000 problems with information systems of our customers, vendors, sub-contractors and other third parties. Additionally, we are preparing questionnaires, which we intend to mail in spring of 1999. We expect to engage in discussions with those parties who have failed to show proof of compliance prior to the summer of 1999 in an attempt to determine the extent to which we are vulnerable to those parties' in non-compliance. We are currently unable to estimate the costs that we may incur to remedy the year 2000 issues relating to these parties.

Costs to address the year 2000 issue

Our costs to date for the year 2000 program have not been material. Although we have not completed our assessment, we do not currently believe that the future costs associated with our year 2000 compliance program will be material.

Risk to the Company.

The risk to the Company involves the failure of our customers, vendors, sub-contractors and third parties to reach compliance. The customers may suffer failures that cause those customers to delay placing orders for biosolids removal from their wastewater treatment plants. Date functionality is typically not used in process control application software. More common is the use of the relative time. We are still however, dependant on our customers having an effective year 2000 compliance program in place. In the case of our vendors and sub-contractors, we will take special care in reviewing the compliance of all of the equipment and services needed to perform day-to-day operational functions. This includes spreading equipment, transportation equipment, necessary power, telecommunications, and financial services.

Furthermore, as a result of the Company's ongoing acquisition program, our assessment of the year 2000 issues may change. As we acquire companies we attempt to assess year 2000 issues relating to their computer systems and operating processes. Our current integration plan also attempts to have them integrated into our business systems within a short period of time. We feel that this minimizes our exposure to their failure to meet year 2000 compliance.

If any of the above uncertainties were to occur, our business, financial conditions, and result of operations would be adversely affected. As such, there can be no assurance that the systems of vendors, customers, newly acquired companies, sub-contractors, and other third party relationships on which we may rely will be made year 2000 compliant in a timely manner or that any such failure to be year 2000 compliant by another company would not have an adverse affect on our business or consolidated results of operations, financial position or liquidity. We are currently unable to assess the likelihood of such events occurring or the extent of the effect on the Company.

Contingency plan.

We are in the process of developing a comprehensive contingency plan to address the avoidable and unavoidable year 2000 risks with internal information technology systems and with customers, vendors, newly acquired companies, sub-contractors, and other third parties. We expect to have this plan completed by the summer of 1999.

      SEASONALITY

The Company's business historically has not been seasonal, but has been subject to certain unusual weather conditions and unseasonably heavy rainfall which can temporarily reduce the availability of land application sites in close proximity to the Company's business.

During 1998 and 1999, the Company acquired certain companies, whose operations are subject to significant seasonal variations. During the winter months the ground is frozen and land application cannot be preformed. Generally, the product is stored by the customer during the winter months with transportation and land application services preformed as the ground thaws. The company now expects its revenues and operational results to be generally lower in the first calendar quarter.

ITEM 3.        QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

The Company utilizes financial instruments which inherently have some degree of market risk due to interest rate fluctuations. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. The Company is not exposed to any other significant market risks, including commodity price risks, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments for trading or to speculate in changes in interest rates or on commodity prices.

INTEREST RISK RATE

Total debt at March 31, 1999, included approximately 22,740,000 in floating rate debt attributed to the bank credit facility borrowings and a note to another financial institution at an average interest rate of 7.51%. As a result the Company's annual interest rate cost in 1999 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten-percent change in the floating rate (approximately 50 basis points) would be approximately $113,700.

At March 31, 1999, the Company's fixed rate debt had a book value and fair market value of $5,848,035. The floating rate debt will mature in October.

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

ITEM 5.       OTHER INFORMATION

Subsequent to March 31, 1999, the Company acquired four bio-solids management companies and certain assets and revenue contracts of a fifth. The total purchase price of the companies was approximately $23,853,000. These acquisitions were funded through the issuance of approximately 3,045,000 shares of Common Stock and $13,827,000 in cash. The cash was funded through the Company's credit facility. The transactions will be recorded using the purchase method of accounting.

ITEM 6.       FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.

a.    EXHIBIT INDEX

                EXHIBIT                DESCRIPTION OF EXHIBIT
                -------                ----------------------
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

                *10.6 Employment Agreement between the Company and Ross M. Patten, dated February 19, 1999.

                *10.6.1 Employment agreement between the Company and Alvin L.
                        Thomas II, dated February 19, 1999

                *10.6.2 Employment agreement between the Company and Mark A.
                        Rome, dated February 19, 1999

                *10.6.3 Employment agreement between the Company and Paul C.
                        Sellew, dated February 19, 1999

                 10.7 Credit agreement entered into among Synagro Technologies, Inc., Various financial institutions, and Bank of America National Trust And Savings Association, dated as of October 7, 1998; First Amendment to credit agreement dated as of November 2, 1998; Second Amendment to Credit Agreement dated as of November 13, 1998; Assignment Agreement dated as of December 4, 1998. (Exhibit 10.7 to the Company's Annual Report on Form 10-K as amended, for the year ended December 31, 1998, is incorporated herein by reference.)

                *10.7.1 Third Amendment to credit agreement entered into among
                        Synagro Technologies Inc., various financial institutions, and Bank of America national Trust and Savings Association, dated as of March 30, 1999.

                 21.1 Subsidiaries of Synagro Technologies, Inc. (Exhibit 21.1 to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998, is incorporated herein by reference)

                *27.1   Financial Data Schedule.

---------------------
*Filed herewith

b.    REPORTS ON FORM 8-K.

      1. Form 8-K, filed on March 12, 1999, describing an Agreement and Plan of Merger with National Resource Recycling, Inc. No financial statements were required to be filed.

      2. Form 8-K/A, filed on March 12, 1999, amending Items 7(a) and (b) from the Form 8-K filed on December 16, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   SYNAGRO TECHNOLOGIES, INC.

Date:   May 14, 1999    By: Ross M. Patten         /s/ ROSS M. PATTEN
                                                       Chief Executive Officer

Date:   May 14, 1999    By: Paul Withrow           /s/ PAUL WITHROW
                                                       Chief Financial Officer