Form 10-Q
period 1999-06-30
SYNAGRO TECHNOLOGIES INC
filed 1999-08-16
CIK 895565

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999               Commission   File   Number 0-21054

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

                                 (713) 369-1700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

               CLASS                    OUTSTANDING AT AUGUST 12, 1999
     -----------------------------      ------------------------------
     Common stock, par value $.002               17,677,789

                           SYNAGRO TECHNOLOGIES, INC.

                                     INDEX




                                                                                                       PAGE
                                                                                                       ----

          PART I - FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets as of June 30, 1999
             (Unaudited) and December 31, 1998.....................................................     3

          Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 1999 and 1998 (Unaudited).........................     4

          Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1999 and 1998 (Unaudited)...................................     5

          Notes to Condensed Consolidated Financial Statements ....................................     7

          Management's Discussion and Analysis of  Financial
          Condition and Results of Operations......................................................    12

          PART II -- OTHER INFORMATION.............................................................    16

                           SYNAGRO TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                     JUNE 30,      DECEMBER 31,
                                            ASSETS                                     1999            1998
                                                                                   ------------    ------------
                                                                                    (UNAUDITED)
                 Current Assets:
                   Cash and cash equivalents                                       $    414,908    $    414,712
                   Restricted cash, current portion                                     680,656         680,656
                   Accounts receivable, net                                           9,952,568       6,523,943
                   Note receivable                                                      118,810         436,325
                   Prepaid expenses and other current assets                          1,956,752       1,679,381
                                                                                   ------------    ------------
                           Total current assets                                      13,123,694       9,735,017

                 Property, machinery & equipment, net                                15,527,010      12,394,018

                 Other Assets:
                   Goodwill, net                                                     61,464,501      43,130,904
                   Restricted cash, long-term portion                                   262,829         262,829
                   Other assets                                                       1,096,170       1,099,714
                                                                                   ------------    ------------
                           Total assets                                            $ 91,474,204    $ 66,622,482
                                                                                   ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

                 Current Liabilities:
                   Accounts payable and accrued expenses                           $  3,831,987    $  4,043,512
                   Current portion of notes payable to prior owners                   2,062,178              --
                   Current portion of long-term debt                                    844,107              --
                                                                                   ------------    ------------
                           Total current liabilities                                  6,738,272       4,043,512

                 Long term liabilities:
                   Long term debt - net                                              39,964,377      21,651,197
                   Notes payable to prior owners                                        992,731       6,679,039
                                                                                   ------------    ------------
                           Total long term liabilities                               40,957,108      28,330,236

                 COMMITMENTS AND CONTINGENCIES

                 Stockholders' Equity
                  Preferred stock, $.002 par value, 10,000,000 shares
                   authorized, none issued and outstanding                                   --             --
                  Common stock, $.002 par value, 100,000,000 shares authorized,
                   17,392,790, 14,251,706 issued and outstanding                         34,786          28,503
                   Additional paid in capital                                        65,708,864      56,495,873
                   Accumulated deficit                                              (21,964,864)    (22,275,641)
                                                                                   ------------    ------------
                           Total stockholders' equity                                43,778,902      34,248,735
                                                                                   ------------    ------------
                           Total liabilities and stockholders' equity              $ 91,474,204    $ 66,622,482
                                                                                   ============    ============

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                            -------------------------------       -------------------------------
                                                                1999               1998              1999               1998
                                                            ------------       ------------       ------------       ------------
                                                                      (unaudited)                           (unaudited)

Net sales ............................................      $ 14,917,754       $  6,995,730       $ 23,978,231       $ 12,655,698
Cost of services .....................................        10,765,419          6,107,329         18,514,021         11,415,320
                                                            ------------       ------------       ------------       ------------
Gross profit .........................................         4,152,335            888,401          5,464,210          1,240,378
Selling, general and administrative expenses .........         1,566,210            865,403          3,220,452          1,454,239

Amortization of goodwill .............................           345,377             57,222            668,028            114,444
Special charges (credits) ............................                --            (70,436)               (--)          (183,435)
                                                            ------------       ------------       ------------       ------------
Income from operations ...............................         2,240,748             36,212          1,575,730           (144,870)

  Other income (expense) .............................            (3,840)            89,321             51,032            263,001
  Interest expense ...................................          (768,679)          (262,412)        (1,315,985)          (523,031)
                                                            ------------       ------------       ------------       ------------
Income (loss) before provision for income taxes ......         1,468,229           (136,879)           310,777           (404,900)

Provision for income taxes ...........................                --                 --                 --                 --
                                                            ------------       ------------       ------------       ------------

Net income (loss) before redeemable
  preferred stock dividends ..........................         1,468,229           (136,879)           310,777           (404,900)
Redeemable preferred stock dividends .................                --            420,001                 --          3,934,588
                                                            ------------       ------------       ------------       ------------
Net earnings (loss) on common stock ..................      $  1,468,229       $   (556,880)      $    310,777       $ (4,339,488)
                                                            ============       ============       ============       ============

Income (loss) per common share equivalent:
  Net income (loss), basic ...........................              0.09              (0.06)      $       0.02       $      (0.49)
  Net income (loss), diluted .........................              0.09              (0.06)      $       0.02       $      (0.49)

Weighted average shares outstanding, basic ...........        16,343,171          9,199,420         15,308,759          8,905,908
Weighted average shares outstanding, diluted .........        17,142,759          9,199,420         16,086,432          8,905,908


         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------------

                                                                           1999                 1998
                                                                       ------------         ------------
                                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income (loss) before redeemable preferred stock
     dividends .................................................       $    310,777         $   (404,900)
  Adjustments to reconcile net income (loss)
     used in operating activities
       Depreciation and amortization ...........................          1,984,618              896,164
       Loss (gain) on sale of equipment ........................             25,841             (128,457)
       Special charges (credits) ...............................                 --             (183,435)
  Change in operating assets and liabilities, net of effects of acquired businesses:
       Accounts receivable .....................................         (1,835,659)             534,129
       Prepaid expenses and other ..............................           (111,008)            (189,512)
       Other assets ............................................                 --             (326,588)
       Accounts payable and accrued expenses ...................           (833,276)            (270,396)
                                                                       ------------         ------------
Net cash used in operating activities ..........................           (458,707)             (72,995)

Cash flows from investing activities:
  Additions to property, machinery & equipment .................         (2,016,869)            (811,668)
  Proceeds from sale of equipment ..............................            224,918              319,355
  Cash paid for acquired business, net of cash acquired ........        (13,606,292)          (1,314,193)
  Proceeds from notes receivable ...............................            317,515                   --
  Sales (purchases) of short-term investments, net .............                 --             (210,611)
                                                                       ------------         ------------
Net cash used in investing activities ..........................        (15,080,728)          (2,017,117)

Cash flows from financing activities:
  Proceeds from debt ...........................................         20,136,580            1,547,413
  Payments on debt .............................................         (4,792,048)            (840,352)

  Decrease (increase) in restricted cash .......................                 --               50,000
  Sale of redeemable preferred stock ...........................                 --            3,480,432
  Preferred stock dividends ....................................                 --             (420,001)
  Exercise of options and warrants .............................            195,099               56,158
                                                                       ------------         ------------
Net cash provided by financing activities ......................         15,539,631            3,873,650
                                                                       ------------         ------------

Net increase in cash and cash equivalents ......................                196            1,783,538
Cash and cash equivalents, beginning of period .................            414,712              281,043
                                                                       ------------         ------------
Cash and cash equivalents, end of period .......................       $    414,908         $  2,064,581
                                                                       ============         ============

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)


                                                                         SIX MONTHS
                                                                          JUNE 30,
                                                                ----------------------------
                                                                   1999              1998
                                                                ----------        ----------
                                                                         (UNAUDITED)
                Supplemental Cash Flow Information
                  Interest paid during the period ......        $1,197,751        $  518,479
                  Taxes paid during the period .........                --                --

                  NON-CASH INVESTING AND FINANCING ACTIVITIES

On March 31, 1998, the Company issued 1,458,335 shares of Series B Preferred Stock ("Preferred Stock") with a beneficial conversion feature. The Company recognized the value of the beneficial conversion feature of $3,514,587 as a preferred dividend. On June 10, 1998, the Preferred Stock was converted to 1,458,336 shares of common stock.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Synagro Technologies, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and six months ended June 30, 1999, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998, and the Company's current report on form 8-K filed on July 7, 1999.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K, as amended, for the year ended December 31, 1998, and the Company's current report on form 8-K filed on July 7, 1999.

The Company is engaged in the biosolids management business throughout the United States. The Company does this through beneficial reuse of organic materials, transportation and monitoring of biosolids, and the marketing of end products from the treatment of such materials.

ACCOUNTING PRONOUNCEMENTS

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about segments of an enterprise and related information." SFAS No. 131 establishes new standards for segment reporting which are based on the way management organizes segments within a Company for making operating decisions and assessing performance. Through June 30, 1999, the Company operated in one segment, namely, the biosolids management business segment.

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

In June 1998, the FASB issued No. 133, "Accounting for Derivative Instruments and Hedging Activities", which becomes effective for financial statements beginning January 1, 2000. SAFS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is evaluating SASF No. 133 and the impact on existing accounting policies and financial disclosures. However, the Company has not to date engaged in activities or entered into arrangements normally associated with derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - - Deferral of the effective date of FASB statement No. 133 - - An amendment of FASB statement No. 133". SFAS No. 137 delayed the effective date of the requirements of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

(2)   ACQUISITIONS AND DISPOSITIONS

1999 ACQUISITIONS

AMSCO, INC.

On May 3, 1999, the Company acquired AMSCO, Inc., a provider of residuals management, recycling, and land application services in the southeastern United States for approximately $19,519,000. The acquisition was financed through the issuance of 2,851,946 shares of common stock with a market trading value of approximately $8,419,000 and approximately $11,100,000 in cash and acquisition costs. The common stock was valued in accordance with the provisions of Emerging Issues Task Force, 95-19. The cash portion was funded through the Company's credit facility. The transaction was recorded using the purchase method of accounting. The accompanying balance sheet as of June 30, 1999, includes a preliminary allocation of the purchase price and is subject to final adjustments which management believes will not be material. The preliminary allocation resulted in approximately $16,564,000 of goodwill that is being amortized over 40 years.

ANTI POLLUTION ASSOCIATES, INC. AND D&D PUMPING, INC.

On April 23, 1999, the Company acquired two companies located in the Florida Keys, Anti-Pollution Associates, Inc. and D&D Pumping, Inc. (collectively, "Anti-Pollution") for approximately $1,313,000. Anti-Pollution Associates, Inc.'s core business is the operation and maintenance of small wastewater treatment plants and lift stations. D&D Pumping, Inc. haul the residuals produced at these plants to transfer stations. The acquisition was financed through the issuance of 193,000 shares of common stock with a market trading value of approximately $605,000 and approximately $708,000 in cash and acquisition costs. The common stock was valued in accordance with the provisions of Emerging Issues Task Force, 95-19. The cash portion was funded through the Company's credit facility. The transaction was recorded using the purchase method of accounting. The accompanying balance sheet as of June 30, 1999, includes a preliminary allocation of the purchase price and is subject to final adjustments which management believes will not be material. The preliminary allocation resulted in approximately $1,119,000 of goodwill that is being amortized over 40 years.

VITAL CYCLE, INC.

On April 8, 1999, the Company acquired Vital-Cycle, Inc. ("Vital-Cycle"), a national marketer of heat dried biosolids to the fertilizer industry, for approximately $1,799,000 in cash and acquisition costs. The cash was funded through the Company's credit facility. The transaction will be recorded using the purchase method of accounting. The accompanying balance sheet as of June 30, 1999, includes a preliminary allocation of the purchase price and is subject to final adjustments which management believes will not be material. The preliminary allocation resulted in approximately $1,026,000 of goodwill that is being amortized over 40 years.

The following unaudited pro forma information for the periods set forth below gives effect to the acquisitions of A&J, Recyc, EWR, Amsco, Anti Pollution and Vital Cycle as if they had occurred at the beginning of 1998. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of actual results which might have occurred if the acquisitions had been made at the beginning of the periods presented.

                                                     SIX MONTH PERIOD ENDED
                                                       JUNE 30 (UNAUDITED)
                                                    -------------------------
                                                        1998          1997
                                                    -----------    ----------
Net sales ......................................... $28,189,574    29,664,428
Net income (loss) before Preferred Stock Dividends.     790,679       239,868
Net earnings (loss) applicable to Common Stock.....     790,679    (3,694,720)
Net earnings (loss) per share
    Basic .........................................        0.05         (0.23)
    Diluted .......................................        0.04         (0.23)

NATIONAL RESOURCE RECYCLING, INC.

During March 1999, the Company completed the acquisition of all the common stock of National Resource Recycling, Inc. ("NRR"), in a business transaction accounted for as a "pooling-of-interests" transaction. NRR, headquartered in Michigan, provides biosolids management services. The Company issued 1,000,001 shares of common stock in exchange for all the common stock of NRR. There were no transactions between the Company and NRR during the periods prior to the business combination.

The Company's historical financial statements have been restated to reflect the NRR pooling transaction.

The following table summarizes the unaudited restated revenues, net income and per share data of Synagro after giving effect to the NRR pooling transaction (in thousands except per share data)

                                                       QUARTER ENDED                   SIX MONTHS ENDED
                                                       JUNE 30, 1998                     JUNE 30, 1998
                                              --------------------------------  --------------------------------

Revenues and net income (loss)-                 Revenues     Net income (loss)    Revenues     Net income (loss)
               As reported                    $    5,899       $     (929)      $   11,510       $   (4,337)
               NRR                                 1,107              372            1,146               (2)
                                              ----------       ----------       ----------       ----------
               As restated                    $    6,996       $     (557)      $   12,656       $   (4,339)
                                              ==========       ==========       ==========       ==========

Basic earnings (loss) per share-
               As reported                                     $    (0.11)                       $    (0.55)
               NRR                                                   0.05                              0.06
                                                               ----------                        ----------
               As restated                                     $    (0.06)                       $    (0.49)
                                                               ==========                        ==========

Diluted earnings (loss) per share-
               As reported                                     $    (0.11)                       $    (0.55)
               NRR                                                   0.05                              0.06
                                                               ----------                        ----------
               As restated                                     $    (0.06)                       $    (0.49)
                                                               ==========                        ==========

1998 ACQUISITIONS

During 1998, the Company purchased all the stock of A&J Cartage and related companies ("A&J"), Recyc, Inc. ("Recyc") and Environmental Waste Recycling, Inc. ("EWR"). The assets acquired and liabilities assumed were as follows:

                  Common stock issues                $ 23,783,000
                  Notes payable                        11,669,000
                  Cash                                  9,410,000

            Less: Historical net assets acquired        5,156,000
                                                     ------------
                  Goodwill                           $ 39,706,000
                                                     ============

The transactions were recorded using the purchase method of accounting. The allocation of the purchase prices resulted in approximately $37,328,000 of goodwill that is being amortized over 40 years. The common stock issued to former owners was valued in accordance with the provisions of EITF 95-19. Unsecured notes were issued to prior owners totaling approximately $8,128,000 with principal due in varying installments with final payment due November 2000. The notes bear interest of 7% and have no financial covenants. The cash portions of the purchases were financed through the Company's credit facility. The payment agreement with EWR provided for additional cash and stock consideration in an aggregate amount not to exceed $ 2,956,216 in the event certain financial targets are realized during the twelve-month period after closing. In connection with the acquisition of Recyc, the Company entered into a lease agreement with an option to purchase with the prior owners, as trustees of a family trust of said stockholders, providing for a lease by Recyc of a composting facility. In addition, the Company entered into a transportation agreement with an initial term of two years with Recyc Trucking, Inc. ("RTI"), a company owned by the prior owners, for the provision by RTI of certain transportation services relating to Recyc's operations.

(3)  PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock. The stock may be issued in one or more series or classes by the Board of Directors of the Company. Each such series or class shall have such powers, preferences, rights and restrictions as determined by resolution by the Board of Directors. Series A Junior Participating Preferred Stock will be issued upon exercise of the Stockholder Rights described below.

SERIES B REDEEMABLE PREFERRED STOCK

On March 31, 1998, the Company issued 1,458,335 shares of Series B Preferred Stock for $3,500,004. The Series B Preferred Stock was convertible by the holders to Common Stock at a conversion rate of 1:1, with a beneficial conversion feature permitting the shareholders to convert their holdings to Common Stock at $2.40. The market price of the Common Stock at date of issuance was $4.81. The Company recognized the value of the beneficial conversion feature of approximately $3.5 million as a preferred stock dividend. The value of such preferred stock dividend had no impact on the Company's cash flows, but reduced basic and diluted earnings available to holders of Common Stock.

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

(5)  CREDIT FACILITY

As of June 30, 1999, the Company had current maturities of long-term debt of approximately $2,906,000. The Company's total debt was approximately $43,863,000 at June 30, 1999.

The Company has a $40 million bank credit facility with Bank of America National Trust and Savings Association, which has the right to add participants to the credit facility. The credit facility bears interest (which was approximately 7.93% at June 30, 1999) at the bank Eurodollar rate plus a margin based upon a pricing schedule in the credit facility. The credit facility is secured by substantially all of the Company's assets. At June 30, 1999, the Company had borrowings under this credit facility of approximately $38,500,000 and amounts available under the credit facility of approximately $872,000. Amounts under the credit facility are subject to a borrowing base equal to 4.25 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing twelve months calculation, as defined in the credit facility less funded debt as defined, (which includes notes payable to former owners, which can be refinanced through the credit facility) until June 30, 1999, 4.00 until September 30,1999, and 3.75 times thereafter. The credit facility requires the Company to meet certain loan covenants, and the Company was in compliance with those covenants as of June 30, 1999. The credit facility expires in October 2001.

(6)  COMMITMENTS / CONTINGENCIES

The Company currently and from time to time is subject to claims and lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not have a material adverse effect or the Company's consolidated financial position or results of operations.

(7)  SPECIAL CHARGES - (CREDITS)

 Special charges (credits), net were ($70,436) for the quarter ended June 30, 1998 and ($183,435) for the six month period ended June 30, 1998 which were related to notes receivable previously reserved. There were no such credits during the six months ended June 30, 1999.

(8)  EARNINGS (LOSS) PER COMMON SHARE

The FASB issued SFAS No. 128, "Earnings Per Share" in February 1997.

SFAS No. 128 required dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of the calculation, outstanding stock options, warrants and redeemable preferred stock are considered common stock equivalents. Diluted per common share amounts are not applicable for loss periods. For the six months ended June 30, 1999, and the quarter ended June 30, 1999 the difference in weighted average numbers of Common Shares between basic and diluted earnings per share of 777,673 and 799,588 respectively, represents the impact of stock options. The adjusted number of shares for the six months ended June 30, 1998 and the quarter ended June 30, 1998, that would be increased related to stock options were approximately 1,060,903 and 1,516,918 respectively; however, diluted per share amounts are not applicable for loss periods. The following table summarizes the basic EPS and diluted EPS computations for the quarter and six months ended June 30, 1999 and 1998:

                                                         THREE MONTHS ENDED JUNE  30,           SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------       ------------------------------
                                                            1999              1998               1999              1998
                                                        ------------      ------------       ------------      ------------
                                                                                    (Unaudited)
Net income before redeemable preferred stock
  dividends ......................................      $  1,468,229      $   (136,879)      $    310,777      $   (404,900)
Redeemable preferred stock dividends .............                --           420,001                 --         3,934,588
                                                        ------------      ------------       ------------      ------------
Net earnings (loss) on common stock ..............         1,468,229          (556,880)           310,777        (4,339,488)
                                                        ============      ============       ============      ============

Basic earnings (loss) per share:
  Earnings per share prior to preferred
     dividend ....................................      $        .09      $      (0.02)      $       0.02      $      (0.05)
  Preferred stock dividend .......................                --             (0.04)                --             (0.44)
                                                        ------------      ------------       ------------      ------------
  Basic earnings (loss) per common share .........               .09             (0.06)              0.02             (0.49)

Diluted earnings (loss) per share:
  Earnings per share prior to preferred
     dividend ....................................      $        .09      $      (0.02)      $       0.02      $      (0.05)
  Preferred stock dividend .......................                --             (0.04)                --             (0.44)
                                                        ------------      ------------       ------------      ------------
  Diluted earnings (loss) per common share .......      $        .09      $      (0.06)      $       0.02      $      (0.49)

Weighted average shares outstanding basic ........        16,343,171         9,199,420         15,308,759         8,905,908
Weighted average shares outstanding, diluted .....        17,142,759         9,199,420         16,086,432         8,905,908

(9)  PENDING ACQUISITIONS

On June 4, 1999, The Company entered into a non-binding letter of intent to acquire 100% ownership of Residual Technologies LP and its affiliate companies (collectively referred to as "RESTEC"). RESTEC engages in the contract management of municipal residuals in New England, handling an average of 165 dry tons per day of residuals from more than 75 customers. RESTEC owns and operates three residuals incineration facilities located in Woonsocket, RI, New Haven and Waterbury, Conn. RESTEC has annual revenues of approximately $22 million, a substantial portion of which are generated from multi-year contracts. The closing of this transaction is subject to negotiating and entering into a definitive purchase and sale agreement, the completion of Synagro's business, environmental, legal, and accounting due diligence review, financing and other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the consolidated historical and pro forma combined financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K, as amended for the year ended December 31, 1998 and the Company's current report on Form 8-K filed on June 7, 1999. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

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

HISTORICAL RESULTS AND OPERATIONS

                                                                THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                              -------------------------------       -------------------------------

                                                                  1999               1998               1999               1998
                                                              ------------       ------------       ------------       ------------
                                                                        (unaudited)                           (unaudited)
    Net sales ..........................................      $ 14,917,754       $  6,995,730       $ 23,978,231       $ 12,655,698
    Cost of services ...................................        10,765,419          6,107,329         18,514,021         11,415,320
                                                              ------------       ------------       ------------       ------------
    Gross profit .......................................         4,152,335            888,401          5,464,210          1,240,378

    Selling, general and administrative expenses .......         1,566,210            865,403          3,220,452          1,454,239
    Amortization of goodwill ...........................           345,377             57,222            668,028            114,444
    Special charges (credits) ..........................                --            (70,436)                --           (183,435)
                                                              ------------       ------------       ------------       ------------
    Income (loss) from operations ......................         2,240,748             36,212          1,575,730           (144,870)

    Other income (expense)
      Other income (expense) ...........................            (3,840)            89,321             51,032            263,001
      Interest expense .................................          (768,679)          (262,412)        (1,315,985)          (523,031)
                                                              ------------       ------------       ------------       ------------
    Income (loss) before provision for income taxes ....         1,468,229           (136,879)           310,777           (404,900)

    Provision for income taxes .........................                --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------
    Net income (loss) before redeemable
      preferred stock dividends ........................         1,468,229           (136,879)           310,777           (404,900)
    Redeemable preferred stock dividends ...............                --            420,001                 --          3,934,588
                                                              ------------       ------------       ------------       ------------
    Net earnings (loss) on common stock ................      $  1,468,229       $   (556,880)      $    310,777       $ (4,339,488)
                                                              ============       ============       ============       ============

For the quarter ended June 30, 1999, net sales were approximately $14,918,000 compared to approximately $6,996,000 for the second quarter 1998, an increase of approximately $7,922,000 or 113%. For the first half of 1999, net sales increased from approximately $12,656,000 to approximately $23,978,000 for the same period in 1998. The increase for the quarter relates to sales from acquisitions made in 1998 and 1999 (approximately $8,376,000), an increase in volume relating to new contracts and event work (approximately $627,000), partially offset by reduced volume relating to non-renewal of certain low margin contracts (approximately $868,000). The increase in sales year-to-date relates to sales from acquisitions made in 1998 and 1999 (approximately $12,360,000), an increase in volume relating to new contracts and event work (approximately $627,000), partially offset by reduced volume relating to non-renewal of certain low margin contracts (approximately $1,516,000).

Cost of services and gross profit for the second quarter of 1999 were approximately $10,765,000 and approximately $4,152,000 respectively, compared with approximately $6,107,000 and approximately $888,000 respectively, for the second quarter of 1998, resulting in gross profit as a percentage of sales increasing to 27.8% in 1999 from 12.7% in 1998. For the first half of 1999, cost of services and gross profit were approximately $18,514,000 and $5,464,000 respectively, compared with approximately $11,415,000 and $1,240,000 respectively, for the first half of 1998, resulting in gross profit as a percentage of sales increasing to 22.8% in 1999 from 9.8% in 1998. The increase in gross profit as a percentage of sales relates to unusual weather conditions in the Mid-Atlantic Region and unseasonably heavy rainfall in California in 1998, which caused (a) additional expenses associated with transportation to land application sites unaffected by the conditions and (b) increased land disposal costs which were incurred when land application sites were not available. Landfill disposal costs and transportation costs associated with these conditions totaled $749,000 for the six month period ended June 30, 1998 and $489,000 for the quarter ended June 30, 1998. Additionally, the Company did not renew certain low margin contracts during 1998. The remainder of the increase is attributed to higher margin sales associated with certain acquisitions completed during 1998 and 1999.

Selling general and administrative expenses were approximately $1,566,000 for the quarter ended June 30, 1999 compared to approximately $865,000 for the quarter ended June 30, 1998, an increase of approximately $701,000. Selling general and administrative expenses were approximately $3,220,000 for the six months ended June 30, 1999 compared to approximately $1,454,000 for the six months ended June 30, 1998, an increase of approximately $1,766,000. The increase relates primarily to additional staffing at the corporate level (approximately $182,000 for the three months ended June 30, 1999 and approximately $699,000 for the six month period ended June 30, 1999) to implement the Company's growth strategies. The remaining difference relates primarily to selling general and administrative expenses associated with 1998 and 1999 acquisitions (approximately $498,000 for the three months ended June 30, 1999 and approximately $977,000 for the six months ended June 30, 1999).

Amortization of goodwill was approximately $345,000 for the quarter ended June 30, 1999 compared to approximately $57,000 for the second quarter of 1998, an increase of approximately $288,000. For the first half of 1999, amortization of goodwill increased from approximately $114,000 for the same period in 1998 to approximately $668,000. The increases relate to acquisitions made in 1998 and 1999.

Special charges (credits), net were approximately ($70,000) for the quarter ended June 30, 1998 and ($183,000) for the six month period ended June 30, 1998. These amounts relate to notes receivable previously reserved. There were no such credits in 1999.

Other income (expense) was approximately ($4,000) for the quarter ended June 30, 1999 compared to approximately $89,000 for the quarter ended June 30, 1998, a decrease of approximately $93,000. Other income (expense) was approximately $51,000 for the six month period ended June 30, 1999 compared to approximately $263,000 for the six month period ended June 30, 1998, a decrease of approximately $212,000. The decreases relate to lower gains or losses on the sale of assets.

As a result of the foregoing, net income of approximately $1,468,000 before preferred stock dividends or $0.09 per share was reported for the quarter ended June 30, 1999 compared to a net loss of approximately $137,000 before preferred stock dividends or $0.01 loss per share for the quarter ended June 30, 1998. Net income of approximately $311,000 before preferred stock dividends or $0.02 per share was reported for the six month period ended June 30, 1999 compared to a net loss of approximately $405,000 before preferred stock dividends or $0.05 loss per share for the six month period ended June 30, 1998.

During the second quarter of 1998, the Company paid approximately $420,000 in dividends to preferred stock holders. In the first quarter of 1998 the Company recognized a preferred stock dividend of approximately $3,515,000 related to redeemable preferred stock with a beneficial conversion feature. See Note (3) to the notes to the financial statements included herein for further discussion. There were no such dividends during 1999.

As a result of the Company's cumulative operating losses, the Company has not paid federal income tax since inception. As of December 31, 1998, the Company had net operating loss carry forwards totaling approximately $11,690,000. Utilization of the Company's net operating losses may be subject to limitation under certain circumstances.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations principally through the sale of equity, bank credit facility arrangements or through funds provided by operating activities.

The Company purchased additional capital assets during the six months ended June 30, 1999, in the amount of approximately $2,017,000 and sold capital assets with proceeds totaling approximately $225,000.

As of June 30, 1999, the Company had current maturities of long-term debt of approximately $2,906,000. The Company's total debt was approximately $43,863,000 at June 30, 1999.

The Company has a $40 million bank credit facility with Bank of America National Trust and Savings Association, which has the right to add participants to the credit facility. The credit facility bears interest at the bank Eurodollar rate plus a margin based upon a pricing schedule in the credit facility. The credit facility is secured by substantially all of the Company's assets. At June 30, 1999, the Company had borrowings under this credit facility of approximately $38,500,000 and amounts available under the credit facility of approximately $872,000. Amounts under the credit facility are subject to a borrowing base equal to 4.25 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing twelve months calculation, as defined in the credit facility less funded debt as defined, (which includes notes payable to former owners, which can be refinanced through the credit facility) until June 30, 1999, 4.00 until September 30,1999, and
3.75 times thereafter. The credit facility requires the Company to meet certain loan covenants, and the Company was in compliance with those covenants as of June 30, 1999. The credit facility expires in October 2001 and management anticipates that it will renegotiate and/or refinance this credit facility prior to that time.

At June 30, 1999, the Company had working capital of approximately $6,385,000. The Company evaluates the collectibility of its receivables based on a specific account-by-account review. The Company has an allowance of approximately $197,000 at June 30, 1999. Accounts receivable increased by approximately $3,429,000 from December 31, 1998, due primarily to 1999 acquisitions. Accounts payable and accruals decreased by approximately $212,000 due to improved check processing partially offset by payables and accruals relating to 1999 acquisitions. The Company believes its cash requirements for the next twelve months can be met with existing cash, cash flows from operations and its borrowing availability under its credit facility.

Should the Company accelerate or revise its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities or increase its credit facility. There can be no assurances that the Company will secure such financing if and when it's needed, or that such financing will be available on terms that the company deems acceptable.

YEAR 2000

IMPACT OF YEAR 2000

The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate the year. As the century change occurs, computer programs, computers, and embedded microprocessors controlling equipment with date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly handle the Year 2000 date may result in computer system failures or miscalculations of financial and operational information as well as failures of equipment controlling date-sensitive microprocessors. Most of our major customers are municipalities with wastewater treatment plants. It is likely that most of these plants have computer-controlled processes, some of which may slow down or even halt delivery of biosolids. We will address these potential problem areas in the sections below.

STATE OF READINESS

We began formulating a plan to address the Year 2000 ("Y2K") issue during 1997. The plan consists of three phases: awareness, assessment, and renovation. In the Awareness Phase, we established a Year 2000 committee with membership from the executive, operations, legal, financial, and information technology departments. This committee provides the leadership for developing the plan, assessing the impact of Year 2000 issues, and giving directives to each of the functional areas for implementation of the plan.

To date our primary focus has been on the assessment of our own internal systems. We have inventoried all of the Company's computer hardware. Most of this hardware was purchased after August 1998 from a national manufacturer, was NTSL tested prior to shipment, and is in full compliance. The remaining hardware will either be replaced or tested and have BIOS upgrades if needed by the end of the third quarter 1999.

The Company is using Microsoft Office for our desktop suite so no significant Year 2000 impact is expected. All of the accounting and financial reporting functions are performed at the corporate office using third party software from a national vendor that is Year 2000 compliant. Our remote locations are currently running proprietary software that has been written to collect data pertaining to the pickup, hauling, land application and composting of biosolids. Most of these systems are written in current versions Microsoft Access and Excel and are Year 2000 compliant. There are potential issues concerning Year 2000 that could arise if any of the other systems are not Year 2000 compliant. We are currently implementing a new Manifest and Compliance System that is Year 2000 compliant. The implementation of this new system at all of our locations will be completed by the fall of 1999. We use specialized spreading equipment in many (but not all) of our land application operations. We have on file a statement from the vendor that these vehicles are Year 2000 compliant. This information is also available on the vendors Internet site.

We are assessing the potential for Year 2000 problems with the information systems of our customers, vendors and sub-contractors. We have received some preliminary information concerning Year 2000 readiness from some of our customers, vendors, sub-contractors, and other third parties. Additionally, we prepared questionnaires, which we mailed in July 1999. We expect to engage in discussions with those parties who have failed to show proof of compliance prior to the fall of 1999 in an attempt to determine the extent to which we are vulnerable to those parties' non-compliance. We are currently unable to estimate the costs that we may incur to remedy the Year 2000 issues relating to these parties.

COSTS TO ADDRESS THE YEAR 2000 ISSUE

The cost to date for our Year 2000 program is $50,000. Most of this cost was for workstation computers and servers that were replaced for reasons not involving Y2K. Although we have not completed our assessment, we do not currently believe that the future costs associated with our Year 2000 program will be more than $25,000.

RISKS TO THE COMPANY

The risks to the Company involve our customers', vendors' and sub-contractors' failure to reach compliance. Most of our customers are large municipalities that are engaged in or have completed Y2K testing. It is possible that those customers whose waste water treatment plants are not Y2K compliant may suffer failures that cause those customers to delay placing orders for biosolids removal from their wastewater treatment plants. Date functionality is typically not used in process control application software. More common is the use of relative time. We are still, however, dependent on our customers having an effective Year 2000 compliance program in place. We have prepared a questionnaire that was mailed to our major customers in July. If we have not had a response from them by September, we will open a dialog with them to ensure their state of readiness. In the case of our vendors and sub-contractors, we will take special care in reviewing the compliance of all of the equipment and services needed to perform day to day operational functions. Most of our subcontractors are trucking companies. The information that we receive from them is typically in the form of a manually prepared invoice. This process should not be affected by the year change. The three vendors for other services critical to our operation (spreading equipment, telecommunications, and financial services) are all national suppliers of these services and have stated that they are Year 2000 compliant in our discussions and on their Internet sites.

Furthermore, as a result of the Company's ongoing acquisition program, our assessment of Year 2000 issues may change. As we acquire companies, we attempt to assess Year 2000 issues relating to their computer systems and operating processes. Our current integration plan also attempts to have them integrated into our business systems within a short period of time. We feel that this minimizes our exposure to their failure to meet Y2K compliance.

If any of the above uncertainties were to occur, our business, financial conditions, and results of operations would be adversely affected. As such, there can be no assurance that the systems of customers, vendors, newly acquired companies, sub-contractors, and other third party relationships on which we may rely will be made Year 2000 compliant in a timely manner or that any such failure to be Year 2000 compliant by another company would not have an adverse effect on our business or consolidated results of operations, financial position or liquidity. We are unable to assess the likelihood of such events occurring or the extent of the effect on the Company.

CONTINGENCY PLAN

We are in the process of developing a comprehensive contingency plan to address avoidable or unavoidable Year 2000 risks with internal information technology systems and with customers, vendors, newly acquired companies, sub-contractors, and other third parties. We expect to have this plan completed by September of 1999.

SEASONALITY

The Company's business historically has not been seasonal, but has been subject to certain unusual weather conditions and unseasonably heavy rainfall which can temporarily reduce the availability of land application sites in close proximity to the Company's business.

During 1998 and 1999, the Company acquired certain companies, whose operations are subject to significant seasonal variations. During the winter months the ground is frozen and land application cannot be performed. Generally, the product is stored by the customer during the winter months with transportation and land application services performed as the ground thaws. The Company now expects its revenues and operational results to be generally lower in the first calendar quarter.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes financial instruments, which inherently have some degree of market risk due to interest rate fluctuations. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. The Company is not exposed to any other significant market risks, including commodity price risks, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments for trading or to speculate in changes in interest rates or on commodity prices.

INTEREST RISK RATE

Total debt at June 30, 1999, included approximately $38,500,000 in floating rate debt attributed to the bank credit facility borrowings and a note to another financial institution at an average interest rate of 7.93%. As a result the Company's annual interest rate cost in 1999 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten-percent change in the floating rate (approximately 50 basis points) would be approximately $192,500.

At June 30, 1999, the Company's fixed rate debt had a book value of $5,363,393 which approximates its fair value. The floating rate debt will mature in October 2001.

                          PART II - OTHER INFORMATION

ITEM 1.

The Company is currently involved in certain routine litigation. Management believes that all such litigation arose in the ordinary course of business and that costs of settlements or judgments arising from such suits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibit Index

      27.1  Financial Data Schedule

(B)   Reports on Form 8-K

      Form 8-K filed on May 10, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    SYNAGRO TECHNOLOGIES, INC.

Date: August 17, 1999        By: Ross M. Patten  /S/                       Chief Executive Officer
                                                   -----------------------

Date: August 17, 1999        By: Paul Withrow    /S/                       Chief Financial Officer
                                                   -----------------------

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  27              Financial Data Schedule