Form 10-Q
period 1999-09-30
SYNAGRO TECHNOLOGIES INC
filed 1999-11-15
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999             Commission File Number  0-21054

                           SYNAGRO TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its Charter)


   DELAWARE                                                76-0511324
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           CLASS                            OUTSTANDING AT NOVEMBER 11, 1999
------------------------------              --------------------------------
 Common stock, par value $.002                        17,710,189


                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX


                                                                                                       PAGE
                                                                                                      -------

          PART I  -- FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets as of September  30, 1999
             (Unaudited) and December 31, 1998.....................................................     3

          Condensed Consolidated Statements of Operations for the
             Three and Nine  Months Ended September  30, 1999 and 1998 (Unaudited).................     4

          Condensed Consolidated Statements of Cash Flows for the
             Nine  Months Ended September  30, 1999 and 1998 (Unaudited)...........................     5

          Notes to Condensed Consolidated Financial Statements ....................................     7

          Management's Discussion and Analysis of  Financial
          Condition and Results of Operations.....................................................      13

          PART II -- OTHER INFORMATION..............................................................    18

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                  SEPTEMBER 30,    DECEMBER 31,
                                 ASSETS                                1999            1998
                                                                  --------------  --------------
                                                                    (UNAUDITED)
Current Assets:
  Cash and cash equivalents                                       $    337,261    $    414,712
  Restricted cash, current portion                                          --         680,656
  Accounts receivable, net                                          11,267,929       6,523,944
  Note receivable                                                      118,674         436,325
  Prepaid expenses and other current assets                          2,303,530       1,679,381
                                                                  ------------    ------------
          Total current assets                                      14,027,394       9,735,018

Property, machinery & equipment, net                                16,264,747      12,394,018

Other Assets:
  Goodwill, net                                                     61,999,721      43,130,904
  Notes Receivable, long-term portion                                  183,396         262,829
  Other assets                                                       1,410,970       1,099,714
                                                                  ------------    ------------
          Total assets                                            $ 93,886,228    $ 66,622,483
                                                                  ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                            $ 4,950,334    $  4,043,512
  Current portion of notes payable to prior owners                   2,062,178              --
  Current portion of long-term debt                                    756,326              --
                                                                   -----------    ------------
          Total current liabilities                                  7,768,838       4,043,512

Long term liabilities:
  Long term debt - net                                              39,063,350      21,651,197
  Notes payable to prior owners                                        938,790       6,679,039
                                                                  ------------    ------------
          Total long term liabilities                               40,002,140      28,330,236

Commitments and contingencies

Stockholders' Equity:
 Preferred stock, $.002 par value, 10,000,000 shares
  authorized, none issued and outstanding                                   --              --
 Common Stock, $.002 par value, 100,000,000 shares authorized,
  17,692,489 and 13,384,138 issued and outstanding                      35,352          28,503
  Additional and paid in capital                                    66,370,366      56,495,873
  Accumulated deficit                                              (20,290,468)    (22,275,641)
                                                                  ------------    ------------
          Total stockholders' equity                                46,115,250      34,248,735
                                                                  ------------    ------------
          Total liabilities and stockholders' equity              $ 93,886,228    $ 66,622,483
                                                                  ============    ============

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                THREE MONTHS ENDED SEPTEMBER 30,          NINE  MONTHS ENDED SEPTEMBER  30,
                                              -------------------------------------     -------------------------------------
                                                    1999                1998                 1999                 1998
                                              ----------------     ----------------     ----------------     ----------------


Net sales...................................  $     15,856,641     $      9,849,430     $     39,834,873     $     22,505,130
Cost of services............................        11,271,832            8,053,428           29,785,853           19,468,751
                                              ----------------     ----------------     ----------------     ----------------
Gross profit................................         4,584,809            1,796,002           10,049,020            3,036,379

Selling, general and administrative.........         1,732,170            1,194,806            4,952,622            2,614,613
expenses
Amortization of goodwill....................           433,848              242,696            1,101,876              357,140
Special charges (credits), net..............                --              256,511                   --              107,501
                                              ----------------     ----------------     ----------------     ----------------


Income (loss) from operations...............         2,418,791              101,989            3,994,522              (42,875)

  Other income (expense), net...............           168,619               79,144              219,651              342,144
  Interest expense..........................          (913,014)            (500,889)          (2,229,000)          (1,023,925)
                                              ----------------     ----------------     ----------------     ----------------

Income  (loss) before provision for
income taxes................................         1,674,396             (319,756)           1,985,173             (724,656)

Provision for income taxes                                  --                   --                   --                   --
                                              ----------------     ----------------     ----------------     ----------------

Net income (loss) before redeemable
  preferred stock dividends.................         1,674,396             (319,756)           1,985,173             (724,656)
Redeemable preferred stock dividends........                --                   --                   --            3,934,588
                                              ----------------     ----------------     ----------------     ----------------
Net earnings (loss) on common stock.........  $      1,674,396     $       (319,756)    $      1,985,173     $     (4,659,244)
                                              ================     ================     ================     ================

Income (loss) per common share equivalent:
  Net income (loss), basic..................  $           0.09     $          (0.02)    $           0.12     $          (0.45)
  Net income (loss), diluted................  $           0.09     $          (0.02)    $           0.12     $          (0.45)

Weighted average shares outstanding,
basic.......................................        17,641,495           13,030,373           16,095,245           10,295,891
Weighted average shares outstanding,
diluted.....................................        18,997,522           13,030,373           17,073,245           10,295,891

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                NINE  MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------
                                                                     1999               1998
                                                                --------------     -------------
                                                                           (UNAUDITED)
Cash flows from operating activities:
  Net Income (loss) before redeemable preferred stock
     dividends...............................................   $  1,985,173     $   (724,656)
  Adjustments to reconcile net income (loss)
     provided by operating activities
       Depreciation and amortization.........................      3,202,631        1,544,618
       Gain on sale of equipment.............................       (126,531)        (174,111)
       Special charges (credits), net........................             --           29,351
  Change in operating assets and liabilities,
  net of effects of acquired businesses:
       Accounts receivable...................................     (3,151,020)        (752,240)
       Prepaid expenses and other............................       (782,048)         516,896
       Other assets..........................................             --           98,122
       Accounts payable and accrued expenses.................        285,069        1,448,560
                                                                ------------     ------------
Net cash provided by operating activities....................      1,413,274        1,986,540

Cash flows from investing activities:
       Additions to property, machinery & equipment..........     (3,240,064)      (1,698,578)
       Proceeds from sale of equipment.......................        835,087          953,456
       Cash paid for acquired business, net of cash acquired.    (13,802,090)      (2,807,119)
       Proceeds from notes receivable........................        397,084               --
       Sales (purchases) of short-term investments, net......             --          172,925
                                                                ------------     ------------
Net cash used in investing activities........................    (15,809,983)      (3,379,316)

Cash flows from financing activities:
       Proceeds from debt....................................     18,568,188        2,019,743
       Payments on debt......................................     (5,786,715)      (2,973,992)
       Decrease in restricted cash...........................        680,656           69,346
       Sale of redeemable preferred stock....................             --        3,480,432
       Preferred stock dividends.............................             --         (420,001)
       Exercise of options and warrants......................        857,129           58,537
                                                                ------------     ------------
Net cash provided by financing activities....................     14,319,258        2,234,065
                                                                ------------     ------------

Net increase (decrease) in cash and cash equivalents.........        (77,451)         841,289
Cash and cash equivalents, beginning of period...............        414,712          281,043
                                                                ------------     ------------
Cash and cash equivalents, end of period.....................   $    337,261     $  1,122,332
                                                                ============     ============

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)


                                                            NINE  MONTHS
                                                           SEPTEMBER 30,
                                                      ---------------------
                                                         1999        1998
                                                      ----------  ---------
                                                           (UNAUDITED)
            Supplemental Cash Flow Information......
             Interest paid during the period........  $2,089,185  $ 822,047
             Taxes paid during the period...........          --         --

                   NON-CASH INVESTING AND FINANCING ACTIVITIES

On March 31, 1998, the Company issued 1,458,335 shares of Series B Preferred Stock ("Preferred Stock") with a beneficial conversion feature. The Company recognized the value of the beneficial conversion feature of $3,514,587 as a preferred dividend. On September 10, 1998, the Preferred Stock was converted to 1,458,335 shares of common stock.

On July 9, 1999, the Company entered into a lease agreement to purchase ten trucks with a purchase price of approximately $630,000. The transaction was treated as a non-cash transaction.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

General

The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Synagro Technologies, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the nine months ended September 30, 1999, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998, and the Company's current report on Form 8-K/A filed on July 7, 1999.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K, as amended, for the year ended December 31, 1998, and the Company's current report on Form 8-K/A filed on July 7, 1999.

The Company is engaged in the biosolids management business throughout the United States. The Company does this through beneficial reuse of organic materials, transportation and monitoring of biosolids, and the marketing of end products from the treatment of such materials.

ACCOUNTING PRONOUNCEMENTS

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about segments of an enterprise and related information." SFAS No. 131 establishes new standards for segment reporting which are based on the way management organizes segments within a Company for making operating decisions and assessing performance. Through September 30, 1999, the Company operated in one segment, namely, the biosolids management business segment.

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

In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which becomes effective for financial statements beginning January 1, 2000. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is evaluating SFAS No. 133 and the impact on existing accounting policies and financial disclosures. However, the Company has not to date engaged in activities or entered into arrangements normally associated with derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - - Deferral of the effective date of FASB statement No. 133 - - An amendment of FASB statement No. 133". SFAS No. 137 delayed the effective date of the requirements of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

(2)  ACQUISITIONS AND DISPOSITIONS

1999 Acquisitions

AMSCO, INC.

On May 3, 1999, the Company acquired AMSCO, Inc., a provider of residuals management, recycling, and land application services in the Southeastern United States for approximately $19,655,000. The acquisition was financed through the issuance of 2,851,946 shares of common stock with a market trading value of approximately $8,419,000 and approximately $11,236,000 in cash and acquisition costs. The common stock was valued in accordance with the provisions of Emerging Issues Task Force 95-19. The cash portion was funded through the Company's credit facility. The transaction was recorded using the purchase method of accounting. The accompanying balance sheet as of September 30, 1999, includes a preliminary allocation of the purchase price and is subject to final adjustments which management believes will not be material. The preliminary allocation resulted in approximately $16,679,000 of goodwill that is being amortized over 40 years.

ANTI POLLUTION ASSOCIATES, INC. AND D&D PUMPING, INC.

On April 23, 1999, the Company acquired two companies located in the Florida Keys, Anti-Pollution Associates, Inc. and D&D Pumping, Inc. (collectively, "Anti-Pollution") for approximately $1,330,000. Anti-Pollution Associates, Inc.'s core business is the operation and maintenance of small wastewater treatment plants and lift stations. D&D Pumping, Inc. hauls the residuals produced at these plants to transfer stations. The acquisition was financed through the issuance of 192,838 shares of common stock with a market trading value of approximately $605,000 and approximately $725,000 in cash and acquisition costs. The common stock was valued in accordance with the provisions of Emerging Issues Task Force 95-19. The cash portion was funded through the Company's credit facility. The transaction was recorded using the purchase method of accounting. The accompanying balance sheet as of September 30, 1999, includes a preliminary allocation of the purchase price and is subject to final adjustments which management believes will not be material. The preliminary allocation resulted in approximately $1,136,000 of goodwill that is being amortized over 40 years.

VITAL CYCLE, INC.

On April 8, 1999, the Company acquired Vital-Cycle, Inc. ("Vital-Cycle"), a national marketer of heat dried biosolids to the fertilizer industry, for approximately $1,842,000 in cash and acquisition costs. The cash was funded through the Company's credit facility. The transaction was recorded using the purchase method of accounting. The accompanying balance sheet as of September 30, 1999, includes a preliminary allocation of the purchase price and is subject to final adjustments which management believes will not be material. The preliminary allocation resulted in approximately $1,069,000 of goodwill that is being amortized over 40 years.

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

The following table summarizes the unaudited restated revenues, net income and per share data of Synagro after giving effect to the NRR pooling transaction (in thousands except per share data):


                                               QUARTER ENDED                    NINE MONTHS ENDED
                                             SEPTEMBER 30, 1998                SEPTEMBER 30, 1998
                                    ----------------------------------  -----------------------------------

Revenues and net income (loss)-             Revenues  Net income (loss)          Revenues  Net income (loss)
       As reported                    $        8,552    $         (560)    $       20,062    $       (4,897)
       NRR                                     1,297               240              2,443               238
                                      --------------    --------------     --------------    --------------
       As restated                    $        9,849    $         (320)    $       22,505    $       (4,659)
                                      ==============    ==============     ==============    ==============

Basic earnings (loss) per share-
       As reported                                      $        (0.05)                      $        (0.53)
       NRR                                                        0.03                                 0.08
                                                        --------------                       --------------
       As restated                                      $        (0.02)                      $        (0.45)
                                                        ==============                       ==============

Diluted earnings (loss) per share-
       As reported                                      $        (0.05)                      $        (0.53)
       NRR                                                        0.03                                 0.08
                                                        --------------                       --------------
       As restated                                      $        (0.02)                      $        (0.45)
                                                        ==============                       ==============

1998 ACQUISITIONS

During 1998, the Company purchased all the stock of A&J Cartage and related companies ("A&J"), Recyc, Inc. ("Recyc") and Environmental Waste Recycling, Inc. ("EWR"). The assets acquired and liabilities assumed were as follows:


            Common stock issues                        $ 23,783,000
            Notes payable                                11,669,000
            Cash                                          9,410,000

   Less:    Historical net assets acquired                4,480,000
                                                       ------------
            Goodwill                                   $ 40,382,000
                                                       ------------

The transactions were recorded using the purchase method of accounting. The allocation of the purchase prices resulted in approximately $40,382,000 of goodwill that is being amortized over 40 years. The common stock issued to former owners was valued in accordance with the provisions of EITF 95-19. Unsecured notes were issued to prior owners totaling approximately $8,128,000 with principal due in varying installments with final payment due November 2000. The notes bear interest of 7% and have no financial covenants. The cash portions of the purchases were financed through the Company's credit facility. The payment agreement with EWR provided for additional cash and stock consideration in an aggregate amount not to exceed $ 2,956,216 in the event certain financial targets are realized during the twelve-month period after closing. In connection with the acquisition of Recyc, the Company entered into a lease agreement with an option to purchase with the prior owners, as trustees of a family trust of said stockholders, providing for a lease by Recyc of a composting facility. In addition, the Company entered into a transportation agreement with an initial term of two years with Recyc Trucking, Inc. ("RTI"), a company owned by the prior owners, for the provision by RTI of certain transportation services relating to Recyc's operations.

The following unaudited pro forma information for the periods set forth below gives effect to the acquisitions of A&J, Recyc, EWR, Amsco, Anti Pollution and Vital Cycle as if they had occurred at the beginning of 1998. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of actual results, which may have occurred if the acquisitions had been made at the beginning of the periods represented, or future operating results.


                                                          NINE MONTH PERIOD ENDED
                                                                SEPTEMBER 30
                                                                (UNAUDITED)
                                                       -------------------------------
                                                           1999              1998
                                                       -------------     -------------
Net sales............................................. $ 44,046,215      $ 46,428,228
Net income (loss) before Preferred Stock Dividends....    2,465,075           970,257
Net earnings (loss) applicable to Common Stock........    2,465,075        (2,964,331)
Net earnings (loss) per share.........................
     Basic............................................         0.14             (0.18)
     Diluted..........................................         0.13             (0.18)

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

(5)  CREDIT FACILITY

The Company has a $40 million bank credit facility with Bank of America National Trust and Savings Association, which has the right to add participants to the credit facility. The credit facility bears interest (which was approximately 7.98% at September 30, 1999) at the bank Eurodollar rate plus a margin based upon a pricing schedule in the credit facility. The credit facility is secured by substantially all of the Company's assets. At September 30, 1999, the Company had borrowings under this credit facility of approximately $37,600,000 and amounts available under the credit facility of approximately $1,772,000. Amounts under the credit facility are subject to a borrowing base equal to 4.25 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing twelve months calculation, as defined in the credit facility less funded debt as defined, (which includes notes payable to former owners, which can be refinanced through the credit facility) until June 30, 1999, 4.00 until September 30, 1999, and 3.75 times thereafter. The credit facility requires the Company to meet certain loan covenants, and the Company was in compliance with those covenants as of September 30, 1999. The credit facility expires in October 2001.

(6)  SPECIAL CHARGES - (CREDITS)

Special charges (credits), net were approximately $257,000 for the quarter ended September 30, 1998 and approximately $107,000 for the nine month period ended September 30, 1998 which were related to severance payments for two former officers of the Company partially offset by notes receivable previously reserved. There were no such items during the three months and nine months ended September 30, 1999.

(7)  COMMITMENTS AND CONTINGENCIES

LITIGATION

AZURIX, CORP.

On November 1, 1999, Synagro was granted a temporary restraining order requiring that Azurix return certain confidential and proprietary information to Synagro and prohibiting Azurix, Corp. ("Azurix") from entering into any acquisition agreement with respect to Wheelabrator Water Technologies, Inc. and Residual Processing, Inc. (collectively, "BioGro") pending a hearing (tentatively scheduled for November 19, 1999) for a preliminary injunction to prevent Azurix from entering into a transaction to acquire BioGro. The lawsuit is pending in state district court in Harris County, Texas. The lawsuit seeks a permanent restraining order against Azurix, prohibiting it from negotiating, pursuing or consummating the acquisition by Azurix of BioGro. The lawsuit also seeks damages from Azurix.

The events giving rise to the lawsuit began when Synagro and Azurix entered into a confidentiality agreement, giving Azurix access to confidential and proprietary information about Synagro for purposes of evaluating potential transactions between the parties, including an equity investment by Azurix in Synagro to provide the equity capital for pending acquisitions and a possible merger between the two companies. Subsequently, Synagro and Azurix supplemented the confidentiality agreement by mutually consenting to the terms and conditions of a standstill agreement under which Azurix agreed, among other things, not to pursue, for a specified period and in the absence of Synagro's consent, the acquisition of companies that Synagro had targeted for acquisition, including BioGro. Synagro believes that Azurix has breached its obligations to Synagro under the confidentiality and standstill agreements. Azurix claims Synagro waived the standstill agreement. While Synagro believes that its claims in the lawsuit have substantial merit, the litigation is in the early stages, making the outcome difficult to predict.

In a related matter, Azurix has filed a petition against Synagro in the Delaware Chancery Court for a declaratory judgment that Synagro is tortiously interfering in its negotiations with BioGro. This litigation is also in the early stages, which makes it difficult to assess the merits of Azurix's claims or how it will affect Synagro's lawsuit against Azurix.

The extent of damages, if any, in either action has not yet been determined, and the ultimate outcome of the foregoing matter can not be determined at this time.

COUNTY OF RIVERSIDE

The Company operates a composting facility in Riverside County, California under a conditional use permit ("CUP"), which expires December 31, 2009. The permit conditions allow for a reduction in material intake and the permit life in the event of noncompliance with permit terms and conditions. On September 15, 1999, the Company received a preliminary injunction restraining and enjoining the County of Riverside from restricting intake of biosolids at the Company's Riverside compost facility based upon a June 22, 1999, order of the Board of Supervisors.

Synagro has complained that its due process rights were being affected because the County was improperly administering the odor protocol in the conditional use permit. Among its complaints, the Company pointed out that the County was using untrained observers to detect odor violations and that those observers were not using scientific methods to distinguish among different sources of odors and the levels of odor magnitude. The Court elected not to grant the Company's request for a preliminary injunction on those issues. Rather, those issues will be addressed during the underlying lawsuit that is still pending against the County of Riverside.

However, the Company did later obtain a temporary restraining order on September 29,1999, restraining and enjoining the County of Riverside from restricting intake of biosolids at the composting facility where such action is based upon unsigned complaints, or complaints not identifying odor intensity levels. The Company is waiting for the Judge's decision from the preliminary injunction hearing on these issues.

OTHER

The Company currently and from time to time is subject to other claims and lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(8)  EARNINGS (LOSS) PER COMMON SHARE

SFAS No. 128, "Earnings Per Share" requires dual presentation of earnings per share (EPS): basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of the calculation, outstanding stock options, warrants and redeemable preferred stock are considered common stock equivalents. Diluted per common share amounts are not applicable for loss periods. For the nine months ended September 30, 1999, and the quarter ended September 30, 1999, the difference in weighted average numbers of Common Shares between basic and diluted earnings per share of 978,000 and 1,356,047 respectively, represents the impact of stock options. The adjusted number of shares for the nine months ended September 30, 1998 and the quarter ended September 30, 1998, that would be increased related to stock options were approximately 1,065,621 and 1,073,915, respectively; however, diluted per share amounts are not applicable for loss periods. The following table summarizes the basic EPS and diluted EPS computations for the quarter and nine months ended September 30, 1999 and 1998:


                                                   THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------     --------------------------------
                                                        1999              1998               1999              1998
                                                   --------------    --------------     --------------    --------------
                                                                                  (Unaudited)
Net income before redeemable preferred stock
  dividends ...................................    $    1,674,396    $     (319,756)    $    1,985,173    $     (724,656)
Redeemable preferred stock dividends ..........                --                --                 --         3,934,588
                                                   --------------    --------------     --------------    --------------
Net earnings (loss) on common stock ...........    $    1,674,396    $     (319,756)    $    1,985,173    $   (4,659,244)
                                                   ==============    ==============     ==============    ==============

Basic earnings (loss) per share:
  Earnings per share prior to preferred
     dividend .................................    $         0.09    $        (0.02)    $         0.12    $        (0.07)
  Preferred stock dividend ....................                --                --                 --             (0.38)
                                                   --------------    --------------     --------------    --------------

  Basic earnings (loss) per common share ......    $         0.09    $        (0.02)    $         0.12    $        (0.45)
                                                   ==============    ==============     ==============    ==============

Diluted earnings (loss) per share:
  Earnings per share prior to preferred
     dividend .................................    $         0.09    $        (0.02)    $         0.12    $        (0.07)
  Preferred stock dividend ....................                --                --                 --             (0.38)
                                                   --------------    --------------     --------------    --------------
  Diluted earnings (loss) per common share ....    $         0.09    $        (0.02)    $         0.12    $        (0.45)
                                                   ==============    ==============     ==============    ==============

Weighted average shares outstanding, basic ....        17,641,475        13,030,373         16,095,245        10,295,891
Weighted average shares outstanding, diluted ..        18,997,522        13,030,373         17,073,245        10,295,891

(9)  PROPOSED ACQUISITIONS

Synagro has signed definitive purchase agreements to acquire seven businesses with unaudited combined revenues of approximately $39 million. Upon the closing of these acquisitions, Synagro's annual run rate revenue will be approximately $100 million. The aggregate purchase price of these proposed acquisitions is approximately $71 million. To fund these acquisitions and refinance the Company's existing debt, Synagro currently has loan commitments from a bank group totaling in excess of $140 million of debt financing, which currently expire on November 15, 1999. In addition, Synagro is pursuing an additional $16 million in private equity financing to conclude the capital needed to close these proposed acquisitions. The Company expects that the closing of these acquisitions will not occur prior to November 15, 1999 and is working with the bank group to obtain commitments on similar debt financing upon the private equity closing. The closing of these acquisitions is subject to the completion of this debt and equity financing, which cannot be assured.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical and pro forma combined financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K, as amended for the year ended December 31, 1998 and the Company's current report on Form 8-K/A filed on July 7, 1999. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These Statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The Company is a national provider of biosolids management. The Company currently performs services for municipalities, local agencies and private industry and plans to consolidate the fragmented biosolids markets. The timing and magnitude of acquisitions and assimilation costs may materially affect future operating results. Accordingly, the operating results for any period may not necessarily be indicative of the results that may be achieved for any subsequent period.

HISTORICAL RESULTS AND OPERATIONS


                                                   THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------  ------------------------------
                                                      1999               1998            1999              1998
                                                   --------------     -------------  -------------     -------------
                                                                (unaudited)                    (unaudited)

Net sales .....................................    $ 15,856,641     $  9,849,430     $ 39,834,873     $ 22,505,130
Cost of services ..............................      11,271,832        8,053,428       29,785,853       19,468,751
                                                   ------------     ------------     ------------     ------------
Gross profit ..................................       4,584,809        1,796,002       10,049,020        3,036,379

Selling, general and administrative ...........       1,732,170        1,194,806        4,952,622        2,614,613
expenses
Amortization of goodwill ......................         433,848          242,696        1,101,876          357,140
Special charges (credits), net ................              --          256,511               --          107,501
                                                   ------------     ------------     ------------     ------------
Income (loss) from operations .................       2,418,791          101,989        3,994,522          (42,875)

  Other income (expense), net .................         168,619           79,144          219,651          342,144
  Interest expense ............................        (913,014)        (500,889)      (2,229,000)      (1,023,925)
                                                   ------------     ------------     ------------     ------------
Income (loss) before provision for income taxes       1,674,396         (319,756)       1,985,173         (724,656)

Provision for income taxes ....................              --               --               --               --
                                                   ------------     ------------     ------------     ------------

Net income (loss) before redeemable
  preferred stock dividends ...................       1,674,396         (319,756)       1,985,173         (724,656)
Redeemable preferred stock dividends ..........              --               --               --        3,934,588
                                                   ------------     ------------     ------------     ------------
Net earnings (loss) on common stock ...........    $  1,674,396     $   (319,756)    $  1,985,173     $ (4,659,244)
                                                   ============     ============     ============     ============


For the quarter ended September 30, 1999, net sales were approximately $15,857,000 compared to approximately $9,849,000 for the third quarter 1998, an increase of approximately $6,008,000 or 62%. For the nine month period ended September 30,1999, net sales increased from approximately $22,505,000 to approximately $39,835,000 for the same period in 1998. The increase for the quarter relates to sales from acquisitions made in 1998 and 1999 (approximately $5,436,000), an increase in volume relating to new contracts and event work (approximately $1,211,000), partially offset by reduced volume relating to non-renewal of certain low margin contracts (approximately $640,000). The increase in sales year-to-date relates to sales from acquisitions made in 1998 and 1999 (approximately $17,740,000), an increase in volume relating to new contracts and event work (approximately $1,837,000), partially offset by reduced volume relating to non-renewal of low margin contracts (approximately $2,247,000).

Cost of services and gross profit for the third quarter of 1999 were approximately $11,272,000 and approximately $4,585,000, respectively, compared with approximately $8,053,000 and approximately $1,796,000, respectively, for the third quarter of 1998, resulting in gross profit as a percentage of sales increasing to 28.9% in 1999 from 18.2% in 1998. For the nine months ended September 30, 1999 cost of services and gross profit were approximately $29,786,000 and $10,049,000, respectively, compared with approximately $19,469,000 and $3,036,000, respectively, for the same period in 1998, resulting in gross profit as a percentage of sales increasing to 25.2% in 1999 from 13.5% in 1998. The increase in gross profit as a percentage of sales relates to unusual weather conditions in the Mid-Atlantic Region and unseasonably heavy rainfall in California in 1998, which caused (a) additional expenses associated with transportation to land application sites unaffected by the conditions and
(b) increased land disposal costs which were incurred when land application sites were not available. Landfill disposal costs and transportation costs associated with these conditions totaled approximately $1,500,000 for the nine month period ended September 30, 1998 and approximately $753,000 for the quarter ended September 30, 1998. Additionally, the Company did not renew certain low margin contracts during 1998. The remainder of the increase is attributed to higher margin sales associated with certain acquisitions completed during 1998 and 1999.

Selling general and administrative expenses were approximately $1,732,000 for the quarter ended September 30, 1999 compared to approximately $1,195,000 for the quarter ended September 30, 1998, an increase of approximately $537,000. Selling general and administrative expenses were approximately $4,953,000 for the nine months ended September 30, 1999 compared to approximately $2,615,000 for the nine months ended September 30, 1998, an increase of approximately $2,338,000. The increase relates primarily to additional staffing at the corporate level (approximately $181,000 for the three months ended September 30, 1999 and approximately $802,000 for the nine month period ended September 30,
1999) to implement the Company's growth strategies. The remaining difference relates primarily to selling general and administrative expenses associated with 1998 and 1999 acquisitions (approximately $356,000 for the three months ended September 30, 1999 and approximately $1,536,000 for the nine months ended September 30, 1999).

Amortization of goodwill was approximately $434,000 for the quarter ended September 30, 1999 compared to approximately $243,000 for the third quarter of 1998, an increase of approximately $191,000. For the nine month period ended September 30, 1999, amortization of goodwill increased from approximately $357,000 for the same period in 1998 to approximately $1,102,000. The increases relate to acquisitions made in 1998 and 1999.

Special charges (credits), net were approximately $257,000 for the quarter ended September 30, 1998 and $108,000 for the nine month period ended September 30, 1998. These amounts relate to severance payments to former executives partially offset by notes receivable collected that were previously reserved. There were no such charges or credits in 1999.

Other income (expense), net was approximately $169,000 for the quarter ended September 30, 1999 compared to approximately $70,000 for the quarter ended September 30, 1998, an increase of approximately $90,000. Other income (expense), net was approximately $219,000 for the nine month period ended September 30, 1999 compared to approximately $342,000 for the nine month period ended September 30, 1998, a decrease of approximately $123,000. The changes relate to gains or losses on the sale of assets.

As a result of the foregoing, net income of approximately $1,674,000 before preferred stock dividends, or $0.09 per share, was reported for the quarter ended September 30, 1999 compared to a net loss of approximately $320,000 before preferred stock dividends, or $0.02 loss per share, for the quarter ended September 30, 1998. Net income of approximately $1,985,000 before preferred stock dividends, or $0.12 per share, was reported for the nine month period ended September 30, 1999 compared to a net loss of approximately $725,000, before preferred stock dividends, or $0.05 loss per share, for the nine month period ended September 30, 1998.

During 1998, the Company paid approximately $420,000 in dividends to preferred stock holders. Additionally, the Company recognized a preferred stock dividend of approximately $3,514,000 related to redeemable preferred stock with a beneficial conversion feature. See Note (3) to the notes to the financial statements included herein for further discussion. There were no such dividends during 1999.

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

The Company purchased additional capital assets during the nine months ended September 30, 1999, in the amount of approximately $3,240,000 and sold capital assets with proceeds totaling approximately $835,000.

As of September 30, 1999, the Company had current maturities of long-term debt of approximately $2,818,000. The Company's total debt was approximately $42,821,000 at September 30, 1999.

The Company has a $40 million bank credit facility with Bank of America National Trust and Savings Association, which has the right to add participants to the credit facility. The credit facility bears interest at the bank Eurodollar rate plus a margin based upon a pricing schedule in the credit facility. The credit facility is secured by substantially all of the Company's assets. At September 30, 1999, the Company had borrowings under this credit facility of approximately $37,600,000 and amounts available under the credit facility of approximately $1,772,000. Amounts under the credit facility are subject to a borrowing base equal to 4.25 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing twelve months calculation, as defined in the credit facility less funded debt as defined, (which includes notes payable to former owners, which can be refinanced through the credit facility) until June 30, 1999, 4.00 until September 30, 1999, and 3.75 times thereafter. The credit facility requires the Company to meet certain loan covenants, and the Company was in compliance with those covenants as of September 30, 1999. The credit facility expires in October 2001 and management anticipates that it will renegotiate and/or refinance this credit facility prior to that time.

At September 30, 1999, the Company had working capital of approximately $6,259,000. The Company evaluates the collectibility of its receivables based on a specific account-by-account review. The Company has an allowance of approximately $197,000 at September 30, 1999. Accounts receivable increased by approximately $4,744,000 from December 31, 1998, due primarily to 1999 acquisitions. Accounts payable and accruals increased by approximately $907,000 due to payables and accruals relating to 1999 acquisitions. The Company believes its cash requirements for the next twelve months can be met with existing cash, cash flows from operations and its borrowing availability under its credit facility.

Synagro currently has loan commitments from a bank group totaling in excess of $140 million of debt financing, which currently expire on November 15, 1999. In addition, Synagro is pursuing an additional $16 million in private equity financing to conclude the capital needed to close pending acquisitions. See note
(9) to notes the Condensed Consolidated Financial Statements for discussion of proposed acquisitions.

Should the Company accelerate or revise its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities or increase its credit facility. There can be no assurances that the Company will secure such financing if and when it is needed, or that such financing will be available on terms that the company deems acceptable.

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

STATE OF READINESS

We formulated a plan to address the Year 2000 ("Y2K") issue during 1997. The plan consisted of three phases: awareness, assessment, and renovation. In the Awareness Phase, we established a Year 2000 committee with membership from the executive, operations, legal, financial, and information technology departments. This committee provides the leadership for developing the plan, assessing the impact of Year 2000 issues, and giving directives to each of the functional areas for implementation of the plan.

Initially we focused primarily on the assessment of our own internal systems. We have inventoried all of the Company's computer hardware. Most of this hardware was purchased after August 1998 from a national manufacturer, was NTSL tested prior to shipment, and is in full compliance. The remaining hardware has been replaced or had BIOS upgrades as needed.

The Company is using current releases Microsoft Office for our desktop suite so no significant Year 2000 impact is expected. All of the accounting and financial reporting functions are performed at the corporate office using third party software from a national vendor that is Year 2000 compliant. Our remote locations are currently running proprietary software that has been written to collect data pertaining to the pickup, hauling, land application and composting of biosolids. Most of these systems are written in current versions Microsoft Access and Excel and are Year 2000 compliant. The systems that are written in other languages have been modified and successfully tested for Year 2000 compliance. We use specialized spreading equipment in many (but not all) of our land application operations. We have on file a statement from the vendor that these vehicles are Year 2000 compliant. This information is also available on the vendors Internet site.

We have assessed the potential for Year 2000 problems with the information systems of our customers, vendors and sub-contractors. We have received voluntary information concerning Year 2000 readiness from some of our customers, vendors, sub-contractors, and other third parties. In July 1999 we mailed questionnaires to all of our major customers asking for a statement of their Year 2000 status. We have, to date, received no negative responses to these questionnaires. We are currently unable to estimate the costs that we may incur to remedy the Year 2000 issues relating to any of these parties who are not compliant yet fail to inform us.

COSTS TO ADDRESS THE YEAR 2000 ISSUE

The cost for our Year 2000 program was approximately $70,000. Most of this cost was for workstation computers and servers that were replaced for reasons not involving Y2K. The rest of the cost was for modifications to existing custom programs to make them compliant.

RISKS TO THE COMPANY

The risks to the Company involve our customers', vendors' and sub-contractors' failure to reach compliance. Most of our customers are large municipalities that are engaged in or have completed Y2K testing. It is possible that those customers whose waste water treatment plants are not Y2K compliant may suffer failures that cause those customers to delay placing orders for biosolids removal from their wastewater treatment plants. Date functionality is typically not used in process control application software. More common is the use of relative time. We are still, however, dependent on our customers having an effective Year 2000 compliance program in place. We have prepared a questionnaire that was mailed to our major customers in July. We have not received any negative responses from these customers. In the case of our vendors and sub-contractors, we have taken special care in reviewing the compliance of all of the equipment and services needed to perform day-to-day operational functions. Most of our subcontractors are trucking companies. The information that we receive from them is typically in the form of a manually prepared invoice. This process should not be affected by the year change. The three vendors for other services critical to our operation (spreading equipment, telecommunications, and financial services) are all national suppliers of these services and have stated that they are Year 2000 compliant in our discussions and on their Internet sites.

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

CONTINGENCY PLAN

We have developed a comprehensive contingency plan to address avoidable or unavoidable Year 2000 risks with internal information technology systems and with customers, vendors, newly acquired companies, sub-contractors, and other third parties.

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

INTEREST RATE RISK

Total debt at September 30, 1999, included approximately $37,600,000 in floating rate debt attributed to the bank credit facility borrowings and a note to another financial institution at an average interest rate of 7.98%. As a result the Company's annual interest rate cost in 1999 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten-percent change in the floating rate (approximately 50 basis points) would be approximately $188,000.

At September 30, 1999, the Company's fixed rate debt had a book value of $5,220,644, which approximates its fair value. The floating rate debt will mature in October 2001.

                           PART II - OTHER INFORMATION

ITEM 1.

LITIGATION

AZURIX, CORP.

On November 1, 1999, Synagro was granted a temporary restraining order requiring that Azurix return certain confidential and proprietary information to Synagro and prohibiting Azurix, Corp. ("Azurix") from entering into any acquisition agreement with respect to Wheelabrator Water Technologies, Inc. and Residual Processing, Inc. (collectively, "BioGro") pending a hearing (tentatively scheduled for November 19, 1999) for a preliminary injunction to prevent Azurix from entering into a transaction to acquire BioGro. The lawsuit is pending in state district court in Harris County, Texas. The lawsuit seeks a permanent restraining order against Azurix, prohibiting it from negotiating, pursuing or consummating the acquisition by Azurix of BioGro. The lawsuit also seeks damages from Azurix.

The events giving rise to the lawsuit began when Synagro and Azurix entered into a confidentiality agreement, giving Azurix access to confidential and proprietary information about Synagro for purposes of evaluating potential transactions between the parties, including an equity investment by Azurix in Synagro to provide the equity capital for pending acquisitions and a possible merger between the two companies. Subsequently, Synagro and Azurix supplemented the confidentiality agreement by mutually consenting to the terms and conditions of a standstill agreement under which Azurix agreed, among other things, not to pursue, for a specified period and in the absence of Synagro's consent, the acquisition of companies that Synagro had targeted for acquisition, including BioGro. Synagro believes that Azurix has breached its obligations to Synagro under the confidentiality and standstill agreements. Azurix claims Synagro waived the standstill agreement. While Synagro believes that its claims in the lawsuit have substantial merit, the litigation is in the early stages, making the outcome difficult to predict.

In a related matter, Azurix has filed a petition against Synagro in the Delaware Chancery Court for a declaratory judgment that Synagro is tortiously interfering in its negotiations with BioGro. This litigation is also in the early stages, which makes it difficult to assess the merits of Azurix's claims or how it will affect Synagro's lawsuit against Azurix.

The extent of damages, if any in either action has not yet been determined and the ultimate outcome of the foregoing matter can not be determined at this time.

COUNTY OF RIVERSIDE

The Company operates a composting facility in Riverside County California under a conditional use permit ("CUP"), which expires December 31, 2009. The permit conditions allow for a reduction in material intake and the permit life in the event of noncompliance with permit terms and conditions. On September 15, 1999, the Company received a preliminary injunction restraining and enjoining the County of Riverside from restricting intake of biosolids at the Company's Riverside compost facility based upon a June 22, 1999, order of the Board of Supervisors.

Synagro has complained that its due process rights were being affected because the county was improperly administering the odor protocol in the conditional use permit. Among its complaints, the Company pointed out that the County was using untrained observers to detect odor violations and that those observers were not using scientific methods to distinguish among different sources of odors and the levels of odor magnitude. The Court elected not to grant The Company's request for a preliminary injunction on those issues. Rather, those issues will be addressed during the underlying lawsuit that is still pending against the County of Riverside.

However, the Company did later obtain a temporary restraining order on September 29,1999, restraining and enjoining the County of Riverside from restricting intake of biosolids at the composting facility where such action is based upon unsigned complaints, or complaints not identifying odor intensity levels. The Company is waiting for the judge's decision from the preliminary injunction hearing on those issues.

OTHER

The Company currently and from time to time is subject to other claims and lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibit Index

         27.1  Financial Data Schedule

(B)      Reports on Form 8-K

         July 1, 1999 8-K/A

         July 7, 1999 8-K/A

         August 25, 1999 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    SYNAGRO TECHNOLOGIES, INC.

         Date: November 12, 1999      By: /s/ Ross M. Patten
                                          ----------------------------
                                          Chief Executive Officer

         Date: November 12, 1999      By: /s/ Paul Withrow
                                          -----------------------------
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number   Description
------   -----------

27.1     Financial Data Schedule