Form 10-K405
period 1999-12-31
SYNAGRO TECHNOLOGIES INC
filed 2000-03-30
CIK 895565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------

                                   FORM 10-K
(MARK ONE)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  _X_    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The number of shares outstanding of the issuer's Common Stock as of March 27, 2000 was 19,023,878. The aggregate market value of the 14,905,167 shares of the Company's Common held by non-affiliates of the Company, based on the market price of the Common Stock of $4.1875 per share as of March 27, 2000, was approximately $62,415,387.

Portions of the registrant's proxy statement to be filed in connection with the registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

                                     PART I

ITEM 1. BUSINESS.

HISTORY OF THE COMPANY

Synagro Technologies, Inc. ("Synagro" or the "Company") was originally incorporated on May 9, 1986, as a Nevada corporation under the name N-Viro Recovery, Inc. On October 28, 1994, the Company changed its name to "Synagro Technologies, Inc." to reflect the diversity of biosolids treatment services provided by the Company. The Company reincorporated in Delaware on August 16, 1996.

BUSINESS OF THE COMPANY

The Company engages in the business of biosolids management, primarily through beneficial reuse programs. The Company provides transportation, processing (which primarily consists of lime stabilization, composting and thermal), site monitoring, land application and environmental regulatory compliance services with respect to biosolids to local and state agencies, municipalities and private companies. The Company's services also include dredging, dewatering, and cleaning out municipal and industrial lagoons and digesters. The Company currently operates under approximately 500 contracts. These biosolids management services account for substantially all of the Company's revenues.

There are two standards of pathogen reduction--Class A and Class B. The Company is able to treat biosolids with Class A pathogen reduction and certain levels of vector attraction reduction (i.e., insects and rodents) to produce "Exceptional Quality Biosolids." Exceptional Quality Biosolids can be beneficially used on the land with very few limitations or site restrictions. Biosolids that are not Exceptional Quality, also known as Class B biosolids, while less expensive to process, are subject to more monitoring and detailed record keeping requirements. These alternative methods provide choices to prospective customers who may prefer to use methods which currently require lower initial cost, but which may require additional future costs for monitoring of the related disposal sites.

The Company primarily conducts its business through its wholly-owned subsidiaries, which operate throughout the United States.

MERGERS AND ACQUISITIONS

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

2000 ACQUISITIONS

Through March 27, 2000, the Company purchased Residual Technologies, Limited Partnership and its affiliates (collectively referred to as "RESTEC"), Ecosystematics, Inc., Davis Water Analysis, Inc., AKH Water Management, Inc. and Rehbein, Inc. Additionally, the Company purchased certain Bio-solids assets and revenue contracts of Whiteford Construction Company. Collectively, these acquisitions are referred to as the "2000 Acquisitions." The 2000 Acquisitions have combined annual revenues of approximately $32,700,000. In connection with the purchase of RESTEC, the former owners are entitled to receive up to an additional $12,000,000 over the next eight years if certain performance targets are met. In connection with the purchase of Rehbein, Inc., the former owners are entitled to receive up to an additional $1,984,000 over the next three years if certain performance targets are met. The 2000 Acquisitions were recorded using the purchase method of accounting. The preliminary allocation resulted in approximately $49,854,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to these acquisitions are summarized as follows:

     Common stock shares issued                        1,325,000
                                                    ============
     Value of common stock issued                   $  5,963,000
     Cash paid including transactions costs,
        net of cash acquired                          47,916,000

     Less:        Historical net assets acquired       4,025,000
                                                    ------------

     Goodwill                                       $ 49,854,000
                                                    ============

1999 ACQUISITIONS

During 1999, the Company purchased Anti-Pollution Associates, Inc., D&D Pumping, Inc., Vital-Cycle, Inc. and AMSCO, Inc. Collectively these acquisitions are referred to as the "1999 Acquisitions." The 1999 Acquisitions have combined annual revenues of approximately $14,500,000. The transactions were recorded using the purchase method of accounting. The balance sheet at December 31, 1999 includes a preliminary allocation of the purchase price and is subject to final adjustment which management believes will not be material. The preliminary allocation resulted in approximately $19,459,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to these acquisitions are summarized as follows:

     Common stock shares issued                        3,044,784
                                                    ============
     Value of common stock issued                   $  9,024,000
     Cash paid including transaction costs,
        net of cash acquired                          13,802,000

     Less:        Historical net assets acquired       3,367,000
                                                    ------------

     Goodwill                                       $ 19,459,000
                                                    ============

The Company also completed a business combination with National Resource Recovery, Inc., accounted for as a pooling-of-interests.

1998 ACQUISITIONS

During 1998, the Company purchased A&J Cartage, Inc. ("A&J") and related companies, Recyc, Inc. ("Recyc") and Environmental Waste Recycling, Inc. ("EWR"). Collectively, these acquisitions are referred to as the "1998 Acquisitions." The transactions were recorded using the purchase method of accounting. The balance sheet at December 31, 1999 includes an allocation of the purchase price that resulted in approximately $42,643,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to these acquisitions are summarized as follows:

     Common stock shares issued                        4,152,981
                                                    ============
     Value of common stock issued                   $ 23,783,000
     Notes payable-issued and assumed                 11,669,000
     Cash paid including transaction costs,
        net of cash acquired                           9,410,000

     Less:        Historical net assets acquired       2,219,000
                                                    ------------

     Goodwill                                       $ 42,643,000
                                                    ============

GOVERNMENT REGULATION

Federal and state environmental authorities regulate the activities of the Company's primary customers, wastewater treatment plants ("WWTP"), and enforce standards for the WWTP's discharge (effluent wastewater) via permits issued under the authority of the Clean Water Act, as amended ("CWA"), and state water quality control acts. The treatment of wastewater produces and effluent and wastewater solids. The treatment of these solids produces biosolids. To the extent demand for the Company's biosolids treatment methods is created by the need to comply with the environmental laws and regulations, any modification of the standards created by such laws and regulations may reduce the demand for the Company's biosolids treatment methods. Changes in these laws or regulations may also adversely affect the operations of the Company by imposing additional regulatory compliance costs on the Company, requiring the modification of and/or adversely affecting the market for the Company's biosolids management services.

The Company operates in a highly regulated environment and the WWTP's and other plants at which the Company's biosolids management services may be implemented are usually required to have permits, registrations and/or approvals from federal, state and/or local governments for the operation of such facilities. State and/or local authorities, in some jurisdictions, have prohibited and, in other jurisdictions, have sought and may seek to prohibit or restrict the land application, agricultural use of biosolid products, thermal processing or composting.

Any of the permits, registrations or approvals noted above, or applications therefor may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are enforced differently, the Company may be required to obtain additional operating permits, registrations or approvals. The process of obtaining a required permit, registration or approval can be lengthy and expensive and the issuance of such permit or the obtaining of such approval may be subject to public opposition. There can be no assurances that the Company will be able to meet applicable regulatory requirements or that further attempts by state or local authorities to prohibit the land application, agricultural use of biosolids, thermal processing or biosolids composting will not be successful.

The EPA regulations at 40 C.F.R. Part 503, as amended, regulates the use and disposal of sewage sludge and biosolids and establishes use and disposal standards for sewage sludge and biosolids that are applicable to approximately 35,000 publicly and privately owned WWTP's in the United States. Under this regulation, biosolids may be surface disposed or incinerated, or biosolids may be applied to land for beneficial use in accordance with the requirements established by the regulation.

Land application regulations apply to generators of sewage sludge and biosolids, persons who treat sewage sludge and biosolids and persons who apply biosolids to land. Beneficial use through land application includes placement on agricultural land, non-agricultural land (forests and range lands), public contact sites (parks and golf courses), reclamation sites and home gardens. "Land application" in the context of the regulations includes bulk and bagged biosolids and biosolids products.

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

The Company currently maintains environmental impairment liability insurance in the amount of $10,000,000, which is believed to be adequate; however, the Company could be adversely affected by a claim that is not covered or is only partially covered by liability insurance.

Many states have regulations or guidelines covering the land application of biosolids, which set either a maximum allowable concentration or maximum pollutant loading rate for at least one pollutant. In addition, some states have established management practices for land application of biosolids. In some jurisdictions, state and/or local authorities have imposed permit requirements for, or have prohibited, the land application or agricultural use of biosolid products. There can be no assurance that any such permits will be issued or that any further attempts to require permits for, or to prohibit, the land application or agricultural use of biosolid products will not be successful.

MARKETING

The Company markets its services by soliciting prospective customers, attending trade shows, obtaining referrals and competitive bidding on potential contracts. The Company's primary marketing and promotion targets are: (i) government personnel (municipal, county and state); (ii) WWTP operators and landfill operators; (iii) consulting engineers and construction contractors; (iv) equipment and building products manufacturers and distributors; (v) the agricultural and horticultural industry; (vi) transportation service companies; and (vii) the public.

The Company provides services for the transportation, processing, land application as well as compliance monitoring, for all its customers. The Company primarily markets Class B biosolids processing and land applications to customers who prefer this method due to higher costs associated with Class A biosolids processing methods.

SEASONALITY

The Company's business is seasonal, and subject to certain unusual weather conditions and unseasonably heavy rainfall that can temporarily reduce the availability of land application sites in close proximity to the Company's business. During the winter months, the ground is frozen which can limit the level of land application that can be performed. Generally, the product is stored by the customer during the winter months with transportation and land application services performed as the ground thaws. As a result, the Company's revenues and operational results are generally lower in the first calendar quarter.

BONDING

Commercial, federal, state and municipal projects often require contractors to post both performance and payment bonds at the execution of a contract. The amount of bonding capacity offered by sureties is a function of financial health of the Company requesting the bonding. Contractors without adequate bonding may be ineligible to bid or negotiate on many projects. The Company has frequently been required to obtain such bonds, and the Company anticipates it will continue to be required to obtain such bonds in the future, particularly with government contracts. As of March 27, 2000, the Company had a bonding capacity of approximately $25,000,000 with approximately $13,000,000 utilized as of that date. Management believes the existing capacity is sufficient to meet bonding needs for the foreseeable future. To date, no payments have been made by any bonding company for bonds issued by the Company.

COMPETITION

The Company provides a variety of services relating to the transportation and treatment of biosolids. The Company is in direct and indirect competition with other businesses that provide some or all of the same services including municipalities, water companies, municipal solid waste companies, fertilizer companies and farmer operations. While most of the private (non-governmental) competitors are small, privately owned businesses, some are larger, more firmly established and have greater capital resources.

The Company competes principally through offering quality services at competitive prices. Management believes that the full range of biosolids management services provided by the Company provides a competitive advantage over other entities, which offer a lesser complement of services. However, there can be no assurances that the Company will be able to achieve and maintain a competitive position.

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

EMPLOYEES

As of March 27, 2000, the Company had approximately 561 full-time employees. These employees include: 6 executive officers, 7 non-executive officers, 35 operations managers, 21 environmental specialists, 24 maintenance personnel, 127 drivers, 157 land application specialists, 111 general operation specialists, 13 sales employees and 60 financial and administrative employees. Additionally, the Company uses contract labor for various operating functions, including hauling and spreading services, when it is economically advantageous. The loss of the services of key employees could have an adverse effect on the Company's business.

The Company's employees are generally not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees. The Company's most recent acquisition, Rehbein, Inc. is a party to three union collective bargaining agreements that currently involve less than 20 employees. The Company provides its employees with certain benefits, including health, life and dental insurance and 401(k) benefits.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

ACQUISITION STRATEGY

The Company's current strategy is to expand as a provider of biosolids management and beneficial reuse of organic materials and related services through an on-going program of acquiring businesses in the biosolids management industry in selected markets. Inherent in such strategy are certain risks, such as increasing demand for liquidity and capital resources and increasing debt service requirements. The market for such acquisition prospects is highly competitive, and management expects that certain potential acquirers will have significantly greater capital than the Company. The success of the Company's strategy and its ability to repay increased debt service will depend in part on the Company's ability to continue to contract for, finance and integrate into its business future acquisitions. There can be no assurance the current strategy will result in the desired effect of improving the Company's competitive position, financial condition and operating results.

POTENTIAL ACQUISITION LIABILITIES

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

GOODWILL

The consolidated balance sheet at December 31, 1999, includes goodwill representing approximately 64.8% of assets and 141.9% of stockholders' equity. An intangible asset, goodwill arises when a buyer accounts for a business acquisition under the purchase method of accounting and the purchase price exceeds the fair value of the tangible and separately measurable intangible net assets of that business. Generally accepted accounting principles require that the buyer amortize this and all other intangible assets over the period benefited. This amortization represents a noncash deduction in the determination of current operating net income and does not affect cash flows, but does reduce reported earnings.

The Company has determined the estimated benefits period for goodwill to be 20 to 40 years with a substantial majority of such goodwill with a life of 40 years. If the Company has understated or overlooked a material intangible asset having a benefit period less than the amortization period being used, or has overlooked factors indicating that a shorter benefit period for goodwill is appropriate, (1) earnings reported in periods immediately following an acquisition will be overstated and (2) earnings subsequently would be burdened by a continuing charge without the associated benefit to income that is expected in arriving at the consideration paid for acquisitions. Earnings in later years also could be significantly affected if management then determines that the remaining balance of goodwill has become impaired. The Company has reviewed all the factors and related future cash flows considered in arriving at the amount paid for acquisitions. The Company has concluded that (1) the anticipated future cash flows associated with the intangible assets recognized in the acquisitions will continue throughout the period of amortization selected and (2) no persuasive evidence exists that any material portion will dissipate over a shorter period. The Company's conclusion may prove to be incorrect. During 1999, the Financial Accounting Standards Board (the "FASB") issued a formal proposal on this subject. Under the proposal, the current maximum write-off period for goodwill would be reduced from 40 years to 20 years for most companies. The 20 year write-off period may apply only to acquisitions occurring after a future effective date that the FASB will set. Should the FASB's final pronouncement apply only to business combinations consummated after a future date as currently proposed, there should be no impact on the amortization expense for our previously consummated acquisitions that use a 40 year goodwill life. However, if the FASB ultimately effects a change that requires us to apply a reduced amortization period on our previous acquisitions, our future operating results would be negatively impacted.

ITEM 2. PROPERTIES

The Company currently leases approximately 11,300 square feet of office space at its principle place of business located in Houston, Texas. The Company pays approximately $16,500 per month on this office space, which expires in February 2004. The Company also leases operational facilities in: Houston, Texas; Oxford, Pennsylvania; Suisun City, California; Corona, California; Sparta, Michigan; Advance, North Carolina; Greenwich, Connecticut; Whiteford, Maryland; Wisconsin Rapids, Wisconsin; Tavernier, Florida; Hugo, Minnesota; and International Falls, Minnesota.

The Company owns a 35 acre farm in Maysville, Arkansas with a 130,000 square foot composting facility for the processing of biosolids.

The Company currently leases a 162.39 acre composting facility in Riverside County, California. The term of the lease is 30 years commencing July 1998 and terminating July 2028. The Company has the option to terminate this lease upon 30 days written notice in the event the Conditional Use Permit (the "CUP"), which expires January 1, 2010, may be reduced by 3 months for permit violations. The Company also has a 5 year option to purchase the property for $2,250,000, which expires in July 2003. Currently, the Company pays rent in the amount of $36,000 per annum for the first three years and $192,000 per annum thereafter.

The Company maintains permits, registrations or licensing agreements on approximately 300,000 acres of land for applications of biosolids.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

AZURIX, CORP.

The Company is involved in two related lawsuits with Azurix Corp. ("Azurix"). These cases arise from disputes between the Company and Azurix. The events giving rise to the lawsuits began when Synagro and Azurix entered into a confidentiality agreement, giving Azurix access to confidential and proprietary information about Synagro for purposes of evaluating potential transactions between the parties, including an equity investment (through a subscription agreement) by Azurix in Synagro to provide the equity capital for pending acquisitions and a possible merger between the two companies. Under Synagro's lawsuit against Azurix filed in Texas (the "Texas Suit") Synagro claims that subsequent to the confidentiality agreement, Synagro and Azurix supplemented the confidentiality agreement by mutually consenting to the terms and conditions of a standstill agreement under which Azurix agreed, among other things, not to pursue, for a specified period and in the absence of Synagro's consent, the acquisition of companies that Synagro had targeted for acquisition. Synagro believes that Azurix breached its obligations to Synagro under the confidentiality and standstill agreements as well as the subscription agreement.

Azurix filed on October 29, 1999, a lawsuit in Delaware (the "Delaware Suit") seeking unspecified injunctive relief; limited declaratory relief relating to the construction of the standstill agreement and the stock subscription agreement entered into between the Company and Azurix, and attorneys' and experts' fees. Azurix alleges that Synagro tortiously interfered in its negotiations with a potential acquisition candidate. The Company believes the Delaware Suit was filed by Azurix in an attempt to have the Company's dispute with Azurix tried in Delaware under a non-jury proceeding rather than in Texas under a jury proceeding. The Company filed the Texas Suit on November 1, 1999, seeking injunctive relief, actual and exemplary damages, and attorneys' fees against Azurix alleging violations of the standstill agreement and certain confidentiality agreements governing Azurix's ability to use confidential and proprietary information provided to Azurix by the Company. The exchanges of information at issue occurred during negotiations regarding a $16,000,000 up to $23,000,000 investment by Azurix in the Company and a potential merger of the companies. The Company's current petition seeks injunctive relief, actual damages, exemplary damages, attorneys' fees, and costs arising from Azurix's alleged misappropriation of the Company's confidential and proprietary information. On the Company's motion, the Texas court entered a temporary restraining order on November 2, 1999 that prohibited Azurix from, among other things, consummating a contemplated acquisition of certain third-party companies that were subject to the standstill agreement, and from using information provided by the Company to Azurix during the course of their negotiations. On November 15, 1999, on Azurix's motion, the Texas court abated the Texas Suit pending a decision by the court hearing the Delaware Suit as to which of the two actions should proceed. The Company subsequently filed a motion with the Delaware court to dismiss or stay the Delaware Suit, which was granted in part by a decision of the Delaware court, on February 3, 2000, to stay the Delaware Suit pending the resolution of the Texas Suit. Azurix's efforts to appeal the Delaware court's ruling have been denied. Subsequently, the Company reactivated the Texas Suit and intends to file an amended Petition seeking additional damages against Azurix's breach of the subscription agreement.

The extent of the damages, if any, in either action has not been determined and although the Company is confident in its position, the ultimate outcome of the forgoing matters cannot be determined at this time.

COUNTY OF RIVERSIDE

The Company operates a composting facility in Riverside County, California under a conditional use permit ("CUP"), which expires January 1, 2010. The permit conditions allow for a reduction in material intake and the permit life in the event of noncompliance with permit terms and conditions. On September 15, 1999, the Company received a preliminary injunction restraining and enjoining the County of Riverside (the "County") from restricting intake of biosolids at the Company's Riverside compost facility based upon a June 22, 1999, order of the Board of Supervisors of the County.

Synagro has complained that its due process rights were being affected because the County was improperly administering the odor protocol in the CUP. Among its complaints, the Company alleges that the County was using untrained observers to detect odor violations and that those observers were not using scientific methods to distinguish among different sources of odors and the levels of odor magnitude. The Court elected not to grant the Company's request for a preliminary injunction on those issues. Rather, those issues will be addressed during the underlying lawsuit that is still pending against the County of Riverside.

The Company has taken the position that certain alleged odor violations asserted by the County staff during the pending litigation were not appropriate under the CUP. On certain of those instances, the Company has declined to reduce its intake of biosolids. The County alleges that the Company's actions in not reducing intake constitute violations that could reduce the term of the CUP by as many as 63 months. The Company disagrees and is challenging the County's position in the lawsuit.

Although the Company feels that it has a meritorious case, the case is in the early stages and the ultimate outcome cannot be determined at this time.

OTHER

The Company currently and from time to time is subject to other claims and lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been listed for trading on The NASDAQ SmallCap Market ("Nasdaq"), under the symbol "SYGR", since October 1994. The reported high and low bid prices of the Company's Common Stock on the Nasdaq for the past two fiscal years are as follows:

                                                         High        Low
                                                         ----        ---
      Year Ended December 31, 1999

           1st Quarter..............................    $ 4.88      $ 2.97
           2nd Quarter..............................      6.38        3.13
           3rd Quarter..............................      6.94        4.75
           4th Quarter..............................      6.84        3.50


      Year Ended December 31, 1998

           1st Quarter..............................    $ 5.19      $ 2.41
           2nd Quarter..............................      8.16        5.06
           3rd Quarter..............................      6.25        2.75
           4th Quarter..............................      4.50        2.56

As of March 27, 2000, the Company had 19,023,878 shares of Common Stock issued and outstanding. On that date, the market price for the Company's Common Stock on the Nasdaq was $4.1875 per share. As of March 27, 2000, the Company had 265 stockholders of record.

On January 27, 2000, the Company issued 1,325,000 shares of Common Stock to the former owners of Residual Technologies, Limited Partnership and certain affiliates, in connection with the acquisition of that entity pursuant to an exemption of registration under Section 4 (2) of the Securities Act.

On May 3, 1999, the Company issued 2,851,946 shares of Common Stock to the former owners of AMSCO, Inc. in connection with the acquisition of that entity pursuant to an exemption from registration under Section 4 (2) of the Securities Act.

On April 23, 1999, the Company issued 192,838 shares of Common Stock to the former owners of Anti-Pollution Associates, Inc. and D&D Pumping, Inc. in connection with the acquisition of those entities pursuant to an exemption from registration under Section 4 (2) of the Securities Act.

On March 1, 1999, the Company issued 1,000,001 shares of Common Stock to the former owners of National Resource Recovery, Inc. in connection with the acquisition of that entity pursuant to an exemption from registration under
Section 4(2) of the Securities Act.

Historically, the Company has not paid any dividends on its Common Stock and has no present plans to pay such dividends. The payment of any future dividends on Common Stock would depend, among other things, upon the current and retained earnings and financial condition of the Company. Also, the Company has bank and preferred stock covenants restricting dividend payments.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data with respect to the Company, which has been restated for the acquisition of National Resource Recovery, Inc., which was accounted for as a pooling transaction and should be read in conjunction with the Consolidated Financial Statements:

                                                                  YEAR ENDED DECEMBER 31
                                                                  ----------------------
                                                    1999         1998         1997        1996       1995
                                                    ----         ----         ----        ----       ----
                                                           (in thousands, except per share amounts)
Net sales                                         $ 56,463    $ 33,565     $ 28,036    $ 24,175    $ 18,893
Gross profit                                        13,992       5,449        4,797       3,868       3,011
Selling, general and administrative expenses         6,876       4,181        3,576       5,982       3,729
Goodwill and agency fee amortization                 1,527         629          229         256         505
Other charges (credits), net                         1,500         (64)        (721)      4,842       2,444
Interest expense, net                                3,236       1,558        1,007         730         982
Net income (loss) before redeemable
           preferred stock dividend                  1,148        (537)       1,116      (7,582)     (4,507)
Redeemable preferred stock dividend                     --       3,935           --          --          --
Net income (loss)                                    1,148      (4,472)       1,116      (7,582)     (4,507)
Net income (loss) per share (basic and diluted)        .07        (.40)         .13       (1.04)      (1.17)*
Working capital (deficit)                            3,982       5,692         (805)     (2,181)      1,763
Total assets                                        99,172      66,622       21,166      19,386      20,750
Total long-term debt, net                           42,182      28,330        6,114       8,637       4,781
Stockholders' equity                                45,314      34,249        7,727       3,864      10,893

*     As adjusted for the 1 for 15 reverse split consummated on July 3, 1995.

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

RESULTS OF OPERATIONS

 The following table sets forth certain items included in the Selected Financial Data, as a percentage of net sales for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                               1999       1998      1997
                                                               ----       ----      ----
Statement of Operations Data:
Net sales................................................       100%       100%      100%
Gross profit.............................................      24.8       16.2      17.1
Selling, general and administrative expenses.............      12.2       12.5      12.8
Goodwill amortization....................................       2.7        1.9       0.8
Other charges (credits), net.............................       2.7        (.2)     (2.6)
Interest expense, net....................................       5.7        4.6       3.6
Net income (loss) before redeemable preferred dividends..       2.0       (1.6)      4.0

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

For the year ended December 31, 1999, net sales were approximately $56,463,000 compared to approximately $33,565,000 for the same period in 1998, an increase of approximately $22,898,000, or 68%. The increase relates to additional revenue from acquisitions (approximately $23,259,000), an increase in volumes relating to new contracts and event work (approximately $1,675,000), and by reduced volumes due to non-renewal of certain low margin contracts (approximately $2,037,000).

Cost of operations and gross profit for the year ended December 31, 1999, were approximately $42,471,000 and $13,992,000, respectively, compared to approximately $28,116,000 and $5,449,000, respectively, for the year ended 1998, resulting in an increase in gross profit as a percentage of sales to 24.8% in 1999 from 16.2% in 1998. The increase in gross profit as a percentage of sales was primarily a result of unusual inclement weather conditions in the Mid-Atlantic region in 1998 and unseasonably heavy rainfall in

California in 1998 which resulted in (a) additional expenses incurred by the Company to transport material to land application sites (approximately $400,000) unaffected by the conditions and (b) land disposal costs (approximately $1,180,000), which were incurred when land application sites were not available. Additionally the Company did not renew certain low margin contracts. The remainder of the increase is primarily attributed to higher margin sales associated with certain acquisitions completed during 1998 and 1999.

Selling, general and administrative expenses were approximately $6,876,000 for the year ended December 31, 1999, compared to approximately $4,181,000 for 1998, an increase of approximately $2,695,000 or 64.5%. The increase relates primarily to increased corporate staffing (approximately $765,000) to implement the Company's acquisitions strategies, additional selling, general and administrative costs associated with the businesses acquired (approximately $1,858,000) and other increases in various selling, general and administrative expenses.

Amortization of goodwill increased from approximately $629,000 in 1998 to approximately $1,527,000 in 1999 due to acquisitions.

Other charges (credits), net increased to approximately $1,500,000 in 1999 from approximately ($64,000) in 1998. The increase relates to approximately $1,500,000 in charges for legal, accounting and financing costs related to the proposed preferred stock and merger discussions with Azurix, both of which were terminated in October 1999, and several other legal matters relating to prior years. Additionally, in 1998 the Company recognized income on notes receivables previously reserved; there was no such transaction in 1999. See Note (10) to the Notes to Consolidated Financial Statements.

Interest expense for the year ended December 31, 1999, was approximately $3,236,000 compared to approximately $1,558,000 for the same period in 1998. The increase in interest expense is related to the additional debt incurred to finance acquisitions.

Other income for the year ended December 31, 1999, was approximately $294,000 compared to approximately $318,000 for the same period in 1998. The decrease relates primarily to a reduction on gains on sale of assets.

As a result of the foregoing, net income of approximately $1,148,000 before redeemable preferred stock dividends, or $.07 per share, was reported at December 31, 1999, compared to a net loss of approximately $537,000 before redeemable preferred stock dividends, or $.05 loss per share, in 1998.

As of December 31, 1999, the Company generated net operating loss ("NOL") carryforwards of approximately $10,643,000 available to reduce future income taxes. These carryforwards begin to expire in 2008 through 2018. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Accordingly, the Company's ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has incurred losses in recent years and the utilization of these carryforwards could be limited as discussed above, a valuation allowance has been established to substantially offset the net deferred tax asset at December 31, 1999 and 1998. The valuation allowance decreased $699,000 and $54,000 for the year ended December 31, 1999, and December 31, 1998 respectively due to the Company's utilization of NOL carryforwards.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 AND 1997

For the year ended December 31, 1998, net sales were approximately $33,565,000 compared to approximately $28,036,000 for the same period in 1997, an increase of approximately $5,529,000, or 19.7%. The increase relates to additional revenues from acquisitions (approximately $10,479,000), increased volume in Michigan (approximately $856,000), partially offset by the divestiture of Organi-Gro, Inc. in 1997 ("Organi-Gro") (approximately $1,608,000), reduced volume in Arkansas and Dallas (approximately $3,021,000) due to non-renewal of certain low margin contracts, and lower volumes related to operations in the Houston area (approximately $837,000).

Cost of operations and gross profit for the year ended December 31, 1998, were approximately $28,116,000 and $5,449,000, respectively, compared to approximately $23,239,000 and $4,797,000, respectively, for the year ended 1997, resulting in a decrease in gross profit as a percentage of sales from 17.1% in 1997 to 16.2% in 1998. Gross profit increased by approximately $652,000 due primarily to the increased net sales volume associated with businesses acquired. The decrease in gross profit as a percentage of sales was primarily a result of unusual weather conditions in the Mid-Atlantic region, unseasonably heavy rainfall in California, and a new biosolids land application restriction for certain months of the year in one California county, which resulted in (a) additional expenses incurred by the Company to transport material (approximately $400,000) to land application sites unaffected by the conditions and (b) land disposal costs which were incurred when land application sites were not available (approximately $1,180,000). These costs were partially offset by higher margins of the biosolids composting operation obtained in the Recyc acquisition.

Selling, general and administrative expenses were approximately $4,181,000 for the year ended December 31, 1998, compared to approximately $3,576,000 for 1997, an increase of approximately $605,000, or 16.9%. The increase relates primarily to increased corporate staffing (approximately $466,000) to implement the Company's acquisitions strategies, additional selling, general and administrative costs associated with the businesses acquired (approximately $537,000), partially offset by the divestiture of Organi-Gro (approximately $164,000), staff reductions at the operational level implemented throughout 1997 (approximately $196,000), and a reduction of bonuses paid based upon operating results (approximately $146,000).

Amortization expense increased from approximately $229,000 to approximately $629,000 due to acquisitions.

Interest expense for the year ended December 31, 1998, was approximately $1,558,000 compared to approximately $1,007,000 for the same period in 1997. The increase in interest expense is related to the additional debt incurred to finance acquisitions.

Other charges (credits), net were ($63,799) for the year ended December 31, 1998, compared to ($721,268) for the same period 1997. The decrease resulted from less income being recognized in 1998 related to notes receivable previously reserved of approximately ($280,000), partially offset by current year severance costs of approximately $220,000. See note (11) to the Notes to Consolidated Financial Statements.

Other income for the year ended December 31, 1998, was approximately $318,000 compared to approximately $409,000 for the same period in 1997. The decrease relates primarily to a reduction in gains on sale of assets.

As a result of the foregoing, a net loss of approximately $537,000 before redeemable preferred stock dividends, or $.05 per share, was reported at December 31, 1998, compared to net income of approximately $1,116,000 before redeemable preferred stock dividends, or $.13 per share, in 1997.

In the first quarter of 1998, the Company recognized a redeemable preferred stock dividend of approximately $3,514,000, related to redeemable Preferred Stock issued with a beneficial conversion feature. The value of this Preferred Stock dividend had no impact on the Company's cash flows. See Note (8) to the Notes to Consolidated Financial Statements. During the second quarter of 1998, the Company paid $420,000 in cash dividends to holders of Series B Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations principally through the sale of equity and debt securities, a credit facility and through funds provided by operating activities.

On January 26, 2000, the Company authorized 30,000 shares of Series C Preferred Stock. Upon approval by a majority of the Company's shareholders and certain other conditions the Series C Preferred Stock is convertible by the holders to Series D Preferred Stock at a rate of 1:1. The Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series C Preferred Stock is $1,000 per share("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series C Preferred Stock shall accrue on a daily basis at the rate of 8% per annum on aggregate Liquidation Value plus accrued and unpaid dividends. The Series C Preferred Stock has no voting rights. Shares of Series C Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus unpaid and accrued dividends.

On January 26, 2000, the Company authorized 32,000 shares of Series D Preferred Stock. The Series D Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by (i) the sum of (a) the number of shares to be converted multiplied by the Liquidation Value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share; provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series D Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series D Preferred Stock shall accrue on a daily basis at the rate of 8% per annum on aggregate Liquidation Value plus unpaid and accrued interest. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On January 27, 2000, the Company issued 17,358.824 shares of Series C Preferred Stock, par value $.002 per share, of the Company, to GTCR Fund VII, L.P. and its affiliates for $17,358,824, on February 4, 2000, the Company issued 419.4 shares of Series C Preferred Stock, par value $.002 per share, of the Company, to GTCR Fund VII, L.P. and its affiliates for $419,400, on March 24, 2000, the Company issued 225.000 shares of Series C Preferred Stock, par value $.002 per share, of the Company, to GTCR Fund VII, L.P. and its affiliates for $225,000, and on March 27, 2000, the Company issued 1,260.000 shares of Series C Preferred Stock, par value $.002 per share, of the Company, to GTCR Fund VII, L.P. and its affiliates for $1,260,000. The proceeds were used to partially fund the 2000 Acquisitions.

On January 27, 2000, the Company issued 2,641.176 shares of Series D Preferred Stock, par value $.002 per share, of the Company, to GTCR Fund VII, L.P. and its affiliates for $2,641,176. The proceeds were used to partially fund the 2000 Acquisitions

The Series D Preferred Stock and warrants related to subordinated debt may result in non-cash beneficial conversions valued in future periods recognized as Preferred Stock dividends if the market value is higher than the conversion price. See Note 8 in the accompanying "Notes to the Consolidated Financial Statements."

The Company also issued warrants for a nominal price in connection with the issuance of subordinated debt, which were immediately converted into 2,857.143 shares of Series D Preferred Stock and 272.058 shares of Series C Preferred Stock.

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

Through March 27, 2000, the Company had completed the 2000 Acquisitions for aggregate consideration of approximately $53,879,000. The transactions were accounted for using the purchase method of accounting. The preliminary allocation resulted in approximately $49,854,000 of goodwill that is being amortized over 40 years.

The Company purchased additional capital assets during 1999 in the amount of approximately $4,043,000 and sold capital assets with proceeds totaling approximately $1,103,000.

As of December 31, 1999, the Company had current maturities on long-term debt of $3,309,228, as compared to approximately $4,130,000 in 1998. The Company currently has the intent and ability to refinance a portion of the current maturities with its credit facility and has classified that portion of this debt as long-term indebtedness in the consolidated balance sheet as of December 31, 1999. The

Company's long-term portion of debt was $40,119,555 in 1999, reflecting an increase of approximately $15,920,000 over 1998. This increase is due primarily to the funding of the acquisitions.

On October 7, 1998, the Company obtained a $40 million bank credit facility (the "Facility"). The Facility was used to retire certain debt payable to various individuals and financial institutions. The Facility is secured by substantially all of the Company's assets.

The Facility expires October 5, 2001, and bears interest at the bank eurodollar or reference rate plus a margin based upon a pricing schedule per the Facility agreement (8.875% at December 31, 1999). The weighted average interest rate in 1999 was 7.827%. The Facility is subject to a borrowing base equal to 4.25 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing twelve months calculation, as defined in the Facility, less funded debt as defined, (which includes notes payable to prior owners, which can be refinanced through the Facility), until June 30, 1999, 4.00 until September 30, 1999, and 3.75 times EBITDA thereafter. Amounts available for additional borrowing under the Facility at December 31, 1999, totaled approximately $1,400,000.

The Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payments of cash dividends, limits the issuance of indebtedness and requires the Company to comply with certain financial covenants, including a minimum net worth requirement, maximum senior and total debt to pro forma EBITDA and interest coverage ratio.

The Facility was used to pay off the Company's previous facility with LaSalle National Bank ("LaSalle"), which had been obtained through two of the Company's subsidiaries. The previous facility consisted of a $5 million revolving line of credit and a $5 million term loan. The amount under the line of credit was subject to a borrowing base of 85% of eligible accounts receivable, as defined in the agreement. The term loan required principal payments of $1 million a year. The revolving line of credit required the Company to direct all its account debtors to make all payments on the accounts to a lockbox designated by, and under the control of, LaSalle. This previous facility was to expire in September 1999.

On January 27, 2000 the Company entered into a $110 million amended and restated Senior Credit Agreement, ("the Senior Credit Agreement") by and among the Company, Bank America, N.A. and certain other lenders for acquisitions working capital, to refinance existing debt (including the Facility), for capital expenditures and other general corporate purposes. The credit agreement bears interest at Libor or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement. The Senior Credit Agreement was syndicated on subsequently, March 15, 2000 to a banking group, and the capacity was increased to $120 million. The loan commitments under the Senior Credit Agreement are as follows:

      (i.)  Revolving Loans up to $20,000,000 outstanding at any one time;

     (ii.)  Term A Loans of up to $40,000,000 are available until April
            27, 2000; except that $13,500,000 of this amount is available until June 26, 2000 for the repayment or defeasement of certain indebtedness assumed in connection with the acquisition of RESTEC;

    (iii.) Term B Loans (which once repaid may not be reborrowed) of $30,000,000 made on the closing date;

     (iv.) Acquisition Loans up to $30,000,000 outstanding at any one time available on a revolving basis prior to January 27, 2001 provided that certain approvals are obtained and certain financial ratios are met;

     (v.) Letters of credit issuable by the Company up to $15,000,000 as a subset of the Revolving Loans.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:


               Revolving      Term A       Term B    Acquisition
                 Loans        Loans        Loans        Loans
               ---------      ------       ------    -----------
Year 1            --            6.56%        1.00%          0%
Year 2            --           13.75%        1.00%       6.67%
Year 3            --           15.00%        1.00%       3.33%
Year 4            --           22.50%        1.00%      10.00%
Year 5         100.00%         25.00%        1.00%      13.33%
Year 6            --           17.19%        1.00%      66.67%
Year 6 1/2        --             --         94.00%        --
               ------         ------       ------      ------
               100.00%        100.00%      100.00%     100.00%
               ======         ======       ======      ======

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it was in compliance with those covenants as of March 27, 2000. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of March 27, 2000, the Company has borrowed approximately $56,500,000, ($26,500,000 of Term A Loans and $30,000,000 of Term B Loans) which was primarily used to refinance existing debt and partially fund 2000 Acquisitions and has approximately $62,848,000 available to the Company for additional borrowing under the Senior Credit Agreement.

On January 27, 2000 the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTRC Capital. The loans bear interest at an annual rate of 12% paid quarterly and provide warrants which are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full January 27, 2008. The agreements contain certain general and financial covenants. As of March 27, 2000, the Company has incurred $21,904,000 of indebtedness under the terms of the agreement which was used to partially fund 2000 Acquisitions. Warrants to acquire 3,129,201 shares of Series C Redeemable Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised by GTCR. (See note (8))

At December 31, 1999, the Company had working capital of approximately $3,982,000. Accounts receivable and prepaid expenses and other currents assets increased by approximately $5,546,000 during fiscal 1999, primarily due to the acquisitions. The Company evaluates the collectibility of its receivables based on a specific account-by-account review. The Company had allowances of approximately $373,000 and $197,000 at December 31, 1999 and 1998, respectively, and writeoffs of approximately $3,000 and $13,000 in 1999 and 1998, respectively. Accounts payable and accrued expenses increased by approximately $4,385,000 during fiscal 1999 primarily as a result of additional trade payables relating to acquisitions. The Company believes its cash requirements for 2000 can be met with existing cash, cash flows from operations and its borrowing availability under the Senior Credit Agreement.

The increase in other assets as of December 31, 1999, related primarily to an increase in deferred bank costs associated with the credit facility, GTCR Subordinated Debt, and preacquisition costs related to acquisitions consummated in 2000.

The Company has undergone significant restructuring throughout the last three years, including changes in senior management and refinancing of its indebtedness. As a result of these changes, management believes the Company is better positioned to respond to opportunities in the biosolids market and aggressively pursue its goal of acquiring additional biosolids management companies.

YEAR 2000

In the prior year, the Company implemented a Year 2000 program and used both internal and external resources to assess and replace or reprogram computers, software and other equipment as needed. Key areas of the Company's operations that were addressed included external customers, external suppliers and internal computers, software and potential back-up and contingency plans. To date the Company has not experienced any significant Year 2000 issues. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

The cost of our Year 2000 program was approximately $75,000. Most of this cost was for workstation computers and servers that were replaced for reasons not involving Year 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes financial instruments, which inherently have some degree of market risk due to interest rate fluctuations. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. The Company is not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not currently use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

INTEREST RATE RISK

Total debt at December 31, 1999, included approximately $38,600,000 in floating rate debt attributed to the bank credit facility borrowings at an interest rate of 8.875%. As a result, the Company's annual interest cost in 2000 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten-percent change in the floating rate (approximately 85 basis points) would be approximately $328,000.

At December 31, 1999, the Company's fixed rate debt had a book value and fair market value of $4,829,000. The floating rate debt will mature in July 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are incorporated herein by reference as set forth on pages F-1 to F-21 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers and directors of the Company and compliance with Section 16(a) of the Exchange Act will be incorporated by reference under the caption "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders. The Company intends to file the Proxy Statement within 120 days from the fiscal year-end.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation will be incorporated by reference under the caption "Other Information--Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders. The Company intends to file the Proxy Statement within 120 days from the fiscal year-end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be incorporated by reference under the caption "Other Information--Principal Stockholders" and "Election of Directors--Management Stockholdings" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders. The Company intends to file the Proxy Statement within 120 days from the fiscal year-end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be incorporated by reference under the caption "Other Information--Certain Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders. The Company intends to file the Proxy Statement within 120 days from the fiscal year-end.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)   1.     FINANCIAL STATEMENTS.

Synagro Technologies, Inc. and Subsidiaries consolidated balance sheets as of December 31, 1999 and 1998, and related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999.

      2.   FINANCIAL SCHEDULES.

All financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

      3.   EXHIBITS

  EXHIBIT                    DESCRIPTION OF EXHIBIT

    3.1 Restated Certificate of Incorporation of Synagro Technologies, Inc. (the "Company") dated August 16, 1996. (Exhibit 3.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference)

    3.2 Bylaws of the Company dated August 5, 1996. (Exhibit 3.2 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference)

    4.1 Specimen Common Stock Certificate of the Company. (Exhibit 4.1 to the Company's Registration Statement on Form 10, dated December 29, 1992, is incorporated herein by reference)

    4.2 Specimen Warrant Certificate of the Company. (Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 33-95028), dated July 27, 1995, and as amended, is incorporated herein by reference)

    4.3 Rights Agreement, dated as of December 20, 1996, between the Company and Intercontinental Registrar & Transfer Agency, Inc., as Rights Agent, which includes as Exhibit A thereto the Synagro Technologies, Inc. Statement of Designations, Preferences, Limitations and Relative Rights of its Series A Junior Participating Preferred Stock, and as Exhibit C thereto the Form of Rights Certificate. (Incorporated by reference to Exhibit No. 4.1 to Registrant's Registration Statement on Form 8-A dated December 27, 1996)

    4.4 Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock of Synagro Technologies, Inc. (Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference)

    4.5 Registration Rights Agreement, dated as of March 31, 1998, among the Company, Environmental Opportunities Fund, L.P., Environmental Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto. (Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference)

    4.6 Specimen Series B Preferred Stock Certificate. (Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference)

    4.7 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Synagro Technologies, Inc. (Exhibit
           2.4 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

    4.8 Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Synagro Technologies, Inc. (Exhibit
           2.5 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

    4.9 Registration Rights Agreement dated January 27, 2000, by and among Synagro Technologies, Inc., GTCR Fund VII, Inc. and GTCR Capital Partners, L.P. (Exhibit 2.6 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

   4.10 Warrant Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Capital Partners, L.P. (Exhibit 2.13 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

   10.1 Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998 among the Company, Environmental Opportunities Fund, L.P., Environment Opportunities Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto. (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference)

   10.2 Form of Indemnification Agreement. (Appendix F to the Company's Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated May 9, 1996, is incorporated herein by reference)

   10.3 Amended and Restated 1993 Stock Option Plan dated August 5, 1996. (Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-18029), dated September 30, 1998, is incorporated herein by reference).

   10.4 6% Promissory Note made by Custom Poultry to Organi-Gro and the Company in the principal amount of $1,152,381, dated April 1, 1997. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference)

   10.5 Guaranty of Tony D. Childers ("Childers") for 6% Promissory Note made by Custom Poultry to Organi-Gro, dated April 1, 1997. (Exhibit
           10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference)

  10.6 6% Promissory Note made by Hodges to Organi-Gro and the Company in the principal amount of $308,203, dated April 1, 1997. (Exhibit
           10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference)

  10.7 Guaranty of Childers and Jack Hodges for 6% Promissory Note made by Hodges to Organi-Gro, dated April 1, 1997. (Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference)

  10.8 Credit Agreement entered into among Synagro Technologies, Inc., various financial institutions, and Bank of America national Trust and Savings Association, dated as of October 7, 1998; First Amendment to Credit Agreement dated as of November 2, 1998; Second Amendment to Credit Agreement dated as of November 13, 1998; Assignment Agreement dated as of December 4, 1998. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

  10.9 Agreement and Plan of Merger, dated October 20, 1999, by and among Synagro Technologies, Inc., RESTEC Acquisition Corp., New England Treatment Company Inc., Paul A. Toretta, Frances A. Guerrera, Frances
           A. Guerrera, as executrix of the Estate of Richard J. Guerrera, and Frances A. Guerrera and Robert Dionne, as Co-Trustee of the Richard
           J. Guerrera Revocable Trust under Agreement dated November 2, 1998, as amended by that certain Letter Amendment dated January 7, 2000 and that certain Second Amendment to Agreement and Plan of Merger dated January 26, 2000. (Exhibit 2.1, 2.3 and 2.4 to the Company's Current Report on Form 8-K, dated February 11, 2000, are herein incorporated by reference)

  10.10 Purchase and Sale Agreement, dated October 20, 1999, by and among Synagro Technologies, Inc., Paul A. Toretta, Eileen Toretta, as Trustee of the Paul A. Toretta 1998 Grant, Frances A. Guerrera, Frances A. Guerrera, as executrix of the Estate of Richard
           J. Guerrera, and Frances A. Guerrera and Robert Dionne, as Co-Trustees of the Richard J. Guerrera Revocable Trust under Agreement dated November 2, 1998, as amended by that certain Letter Amendment dated January 7, 2000 and that certain Second Amendment to Purchase and Sale Agreement and dated January 26, 2000. (Exhibit 2.2,
           2.3 and 2.5 to the Company's Current Report on Form 8-K, dated February 11, 2000, are herein incorporated by reference)

  10.11 Purchase Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Fund VII, L.P. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.12 Professional Services Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Fund VII, L.P. (Exhibit
           2.7 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.13 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and Ross M. Patten. (Exhibit
           2.8 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.14 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and Mark A. Rome. (Exhibit
           2.9 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.15 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and Alvin L. Thomas, II. (Exhibit 2.10 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.16 Employment Agreement, dated May 10, 1999, by and between Synagro Technologies, Inc. and J. Paul Withrow. (Exhibit 2.11 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.17 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and J. Paul Withrow. (Exhibit
           2.12 to the Company's Current Report on Form 8-K, dated
           February 17, 2000, is herein incorporated by reference)

  10.18 Monitoring Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Capital Partners, L.P. (Exhibit 2.15 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.19 Senior Subordinated Loan Agreement, dated January 27, 2000, by and among Synagro Technologies, Inc., certain subsidiary guarantors and GTCR Capital Partners, L.P. (Exhibit 2.2 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.20 Amended and Restated Credit Agreement, dated January 27, 2000, by and among Synagro Technologies, Inc., Bank of America, N.A., Canadian Imperial Bank of Commerce, and certain other lenders. (Exhibit 2.3 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.21 Stock Purchase Agreement, dated October 20, 1999, by and among Synagro Technologies, Inc., Christopher J. Schrader and Kathleen Schrader. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 22, 2000, is herein incorporated by reference)

 *10.22 First Amendment to Senior Subordinated Loan Agreement dated March 6, 2000 by and among Synagro Technologies, Inc., Bank of America, N.A., Canadian Imperial Bank of Commerce, and various financial institutions.

 *21.1     Subsidiaries of Synagro Technologies, Inc.

 *23.1     Consent of Arthur Andersen LLP

 *27.1     Financial Data Schedule.

------------------

 *  Filed herewith.

(b) REPORTS ON FORM 8-K.

On February 11, 2000, the Company filed a Current Report on Form 8-K listing the acquisition of Residual Technologies, Limited Partnership and its affiliates.

On February 17, 2000, the Company filed a Current Report on Form 8-K listing three financial transactions.

On February 22, 2000, the Company filed a Current Report on Form 8-K listing the acquisition of Ecosystematics, Inc.

                           SYNAGRO TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants...............................     F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998...........     F-3

Consolidated Statements of Operations for the Years Ended
        December 31, 1999, 1998 and 1997...............................     F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1999, 1998 and 1997...............................     F-5

Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1999, 1998 and 1997...............................     F-6

Notes to Consolidated Financial Statements.............................     F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Synagro Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Synagro Technologies, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synagro Technologies, Inc., and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





ARTHUR ANDERSEN LLP

Houston, Texas
March 27, 2000

                           SYNAGRO TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                        --------------------------------

                                                                            1999               1998
                                                                        --------------     -------------
         ASSETS
 Current Assets:
      Cash and cash equivalents                                         $      180,633   $      414,712
      Restricted cash, current portion                                              --          680,656
      Accounts receivable, net                                              11,641,160        6,523,944
      Note receivable, current portion                                          90,131          436,325
      Prepaid expenses and other current assets                              3,745,590        1,679,381
                                                                        --------------   --------------
           Total current assets                                             15,657,514        9,735,018

 Property, machinery & equipment, net                                       15,918,674       12,394,018

 Other Assets:
      Goodwill, net of accumulated amortization                             64,280,266       43,130,904
         of $3,151,635 and $1,624,918, respectively
      Notes receivable, long-term portion                                      183,396          262,829
      Other                                                                  3,132,247        1,099,714
                                                                        --------------   --------------
 Total assets                                                           $   99,172,097   $   66,622,483
                                                                        ==============   ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
      Current portion of long-term debt                                        398,040               --
      Notes payable to prior owner - current portion                           849,010               --
      Accounts payable and accrued expenses                             $   10,428,823   $    4,043,512
                                                                        --------------   --------------
            Total current liabilities                                       11,675,873        4,043,512

 Long-term liabilities:
       Long-term debt obligations                                           39,936,222       21,651,197
       Notes payable to prior owners                                         2,245,511        6,679,039
                                                                        --------------   --------------
            Total long-term liabilities                                     42,181,733       28,330,236

 COMMITMENTS AND CONTINGENCIES

 Stockholders' Equity:
       Preferred stock, $.002 par value, 10,000,000 shares authorized,
           none issued and outstanding                                              --               --
      Common Stock, $.002 par value, 100,000,000 shares authorized,
           17,693,489, shares and 14,251,706 issued and outstanding             35,388           28,503
      Additional paid in capital                                            66,406,731       56,495,873
      Accumulated deficit                                                  (21,127,628)     (22,275,641)
                                                                        --------------   --------------
           Total stockholders' equity                                       45,314,491       34,248,735
                                                                        --------------   --------------
 Total liabilities and stockholders' equity                             $   99,172,097   $   66,622,483
                                                                        ==============   ==============



              The accompanying notes are an integral part of these
                      consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                1999             1998            1997
                                                                           -------------    -------------   -------------
Net sales                                                                  $  56,462,757    $  33,564,831   $  28,036,056
Cost of service                                                               42,470,937       28,116,069      23,239,213
                                                                           -------------    -------------   -------------
Gross profit                                                                  13,991,820        5,448,762       4,796,843

Selling, general and administrative expenses                                   6,875,928        4,180,635       3,576,006

Goodwill amortization                                                          1,526,717          628,839         228,895

Other charges (credits), net                                                   1,499,501          (63,799)       (721,286)
                                                                           -------------    -------------   -------------
                           Income from operations                              4,089,674          703,087       1,713,228
                                                                           -------------    -------------   -------------

Other income (expense):
   Other income, net                                                             294,438          317,714         409,283
    Interest                                                                  (3,236,099)      (1,558,219)     (1,006,790)
                                                                           -------------    -------------   -------------
                              Total                                           (2,941,661)      (1,240,505)       (597,507)
                                                                           -------------    -------------   -------------

Income (loss) before redeemable preferred dividends and income taxes           1,148,013         (537,418)      1,115,721
Income tax provision                                                                  --               --              --
                                                                           -------------    -------------   -------------
Income (loss) before redeemable  preferred dividends                           1,148,013         (537,418)      1,115,721
Redeemable preferred stock dividends                                                  --        3,934,585              --
                                                                           -------------    -------------   -------------
Net income (loss) applicable to common stock                               $   1,148,013    $  (4,472,003) $    1,115,721
                                                                           ==============   =============  ==============

Income per common and common share equivalent:
   Net income (loss), basic                                                        $ .07            $(.40)          $ .13
   Net income (loss), diluted                                                      $ .07            $(.40)          $ .13

Weighed average shares outstanding , basic                                    16,481,399       11,207,249       8,545,114
Weighed average shares outstanding, diluted                                   17,479,376       11,207,249       8,740,345


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        COMMON STOCK              ADDITIONAL
                                                        ------------               PAID-IN        ACCUMULATED
                                                    SHARES          AMOUNT         CAPITAL          DEFICIT          TOTAL
                                                    ------          ------         -------          -------          -----

BALANCE, December 31, 1996....................     7,355,435       $  14,712     $22,769,380     $(18,919,359)      $3,864,733

      Redemption of warrants, net.............     1,324,243           2,648       2,947,412               --        2,950,060
      Shares exchanged in repayment of
       notes receivable.......................       (74,372)           (149)       (212,867)              --         (213,016)
      Exercise of options.....................         5,000              10           9,990               --           10,000
      Net income..............................            --              --              --        1,115,721        1,115,721
                                                -------------   -------------   -------------    -------------   --------------
BALANCE, December 31, 1997....................     8,610,306          17,221      25,513,915      (17,803,638)       7,727,498

      Shares issued in acquisitions...........     4,152,981           8,306      23,773,983               --       23,782,289
      Conversion of preferred stock...........     1,458,335           2,916       3,429,968               --        3,432,884
      Issuance of warrants....................            --              --         200,000               --          200,000
      Preferred stock dividends...............            --              --       3,514,585       (3,934,585)        (420,000)
      Exercise of options and warrants........        30,084              60          63,422               --           63,482
      Net loss................................            --              --              --         (537,418)        (537,418)
                                                -------------   -------------   -------------    -------------   --------------
BALANCE, DECEMBER 31, 1998....................    14,251,706          28,503      56,495,873      (22,275,641)      34,248,735
                                                -------------   -------------   -------------    -------------   --------------

      Shares issued in acquisitions...........     3,044,784           6,090       9,018,123               --        9,024,213
      Exercise of options and warrants........       396,999             795         892,735               --          893,530
      Net income..............................            --              --              --        1,148,013        1,148,013
                                                -------------   -------------   -------------    -------------   --------------
BALANCE, DECEMBER 31, 1999....................    17,693,489       $  35,388     $66,406,731     $(21,127,628)     $45,314,491
                                                =============   =============   =============    =============   ==============






              The accompanying notes are an integral part of these
                      consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                 1999             1998             1997
                                                                                 ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) before preferred stock dividends...................   $ 1,148,013       $ (537,418)     $ 1,115,721
        Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities-
          Depreciation....................................................     2,913,260        1,856,866        1,610,268
          Amortization....................................................     1,602,714          667,845          228,895
          Loss on assets held for sale and other
          credits.........................................................            --         (251,476)        (721,286)
          Gain on sale of property, machinery and equipment...............      (151,426)        (145,333)        (251,470)
          Other...........................................................            --               --         (113,133)
     Increase in the following, excluding
     the effects of acquisitions-
                Accounts receivable.......................................    (3,674,251)        (596,818)      (1,466,866)
                Prepaid expenses and other current assets.................    (1,871,724)        (161,355)      (1,124,110)
                Other assets..............................................    (2,108,530)        (338,832)        (118,950)
     Increase (decrease) in the following, excluding
     the effects of acquisitions-
                Accounts payable and accrued expenses.....................      3,339,810        (787,629)          (9,482)
                                                                           --------------    -------------   --------------
            Net cash provided by (used in) operating
            activities....................................................      1,197,866        (294,150)        (850,413)
                                                                           --------------    -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired.........................   (13,802,090)      (9,411,182)              --
     Purchase of property, machinery and equipment........................    (4,043,026)      (2,557,826)      (1,634,722)
     Proceeds from sale of property, machinery and equipment                   1,103,463        2,081,026          456,564
     Sales of short-term investments, net.................................            --           64,504          495,496
     Proceeds from notes receivable.......................................       425,627          138,999          121,286
                                                                           --------------    -------------   --------------

            Net cash used in investing activities.........................   (16,316,026)      (9,684,479)        (561,376)
                                                                           --------------    -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt...................................................    19,274,802        8,419,768        1,360,945
     Payments on debt.....................................................    (5,964,907)      (1,049,492)      (3,301,330)
     (Increase) decrease in restricted cash...............................                       (334,344)            (950)
                                                                              680,656
     Preferred stock dividend.............................................            --         (420,000)              --
     Redemption of warrants, net..........................................            --               --        2,950,060
     Issuance of preferred stock, net of offering costs...................            --        3,432,884               --
     Exercise of options and warrants.....................................       893,530           63,482           10,000
                                                                           --------------    -------------   --------------
            Net cash provided by financing
            activities....................................................    14,884,081       10,112,298        1,018,725
                                                                           --------------    -------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................      (234,079)         133,669         (393,064)
CASH AND CASH EQUIVALENTS, beginning of year..............................       414,712          281,043          674,107
                                                                           --------------    -------------   --------------
CASH AND CASH EQUIVALENTS, end of year....................................    $  180,633        $ 414,712       $  281,043
                                                                           ==============    =============   ==============



              The accompanying notes are an integral part of these
                      consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                  (Continued)

                                           1999         1998        1997
                                           ----         ----        ----

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid.................... $3,293,798   $1,008,430   $1,025,788

      Taxes paid.......................         --           --           --

                   NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company sold the operations of a wholly-owned subsidiary in 1997. The net assets and liabilities sold were approximately $978,000 net of a loss allowance of approximately $2.4 million and assumed debt by the purchaser was approximately $978,000 in exchange for a note receivable of approximately $1.4 million which was initially reserved at the date of sale (see Note 10).

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

On June 10, 1998, the Preferred Stock was converted into 1,458,335 shares of the Company's Common Stock.

On July 9, 1999, the Company entered into a capital lease agreement to purchase ten trucks with a purchase price of approximately $660,000.




              The accompanying notes are an integral part of these
                      consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

BUSINESS AND ORGANIZATION

Synagro Technologies, Inc., a Delaware corporation ("Synagro"), and collectively with its subsidiaries (the "Company") is engaged in the biosolids management services business. The Company provides transportation, processing, site monitoring, and application and environmental regulatory compliance services with respect to biosolids to local and state agencies, municipalities and private companies. The Company's services also include dredging, dewatering and cleaning out municipal and industrial lagoons and digesters. The Company is headquartered in Houston, Texas and operates throughout the United States.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Synagro and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. As discussed further in Note 2, the Company acquired National Resource Recovery, Inc., on March 1, 1999, in a transaction accounted for as a pooling-of-interests. The historical consolidated financial statements of the Company have been restated for all periods presented for the effect of the pooling-of-interests transaction.

CASH EQUIVALENTS

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment is stated at cost. Depreciation is being provided using the straight-line method over estimated useful lives of three to twenty years. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

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

In the event that facts and circumstances indicate that goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary. The Company believes the goodwill remaining as of December 31, 1999, is fully realizable.

At December 31, 1999, goodwill of approximately $3,879,000 is being amortized over a 20 year life. The Company's remaining goodwill is being amortized over a 40 year life. Goodwill amortization expense was, $228,895, $628,839 and $1,526,717 for 1997, 1998 and 1999, respectively.

OTHER ASSETS

Included in other assets are non-compete agreements. These agreements are valued at cost and amortized on a straight-line basis over the term of the agreement, which is generally for two to five years. Amortization expense was approximately $76,000 in 1999,

$40,000 in 1998, and $0 in 1997, respectively. Additionally, the Company had deferred financing costs in connection with the credit facility disclosed in
Note 5; the costs are being expensed over the term of the agreement.

REVENUE RECOGNITION

Revenues are recognized as services are completed and provided.

USE OF ESTIMATES

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform with the 1999 presentation.

CONCENTRATION OF CREDIT RISK

The Company provides services to a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers including, state and local agencies, municipalities and private industries. The Company reviews its accounts receivable and provides allowances as deemed necessary.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This standard provides the method for determining the appropriate asset and liability for deferred taxes, which are computed by applying applicable tax rates to temporary differences. Therefore, expenses recorded for financial statement purposes before they are deducted for tax purposes create temporary differences, which give rise to deferred tax assets. Expenses deductible for tax purposes before they are recognized in the financial statements create temporary differences which give rise to deferred tax liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all non-stockholder related changes in equity of an entity during the reporting period, including net income and changes directly to equity, which are excluded from net income. For the three years ended December 31, 1999, there are no material differences between the Company's "traditional" and "comprehensive" net income.

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for segment reporting which are based on the way management organizes segments within a company for making operating decisions and assessing performance. Through December 31, 1999, the Company operated in one segment namely, the biosolids management business segment.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for financial statements beginning after June 15, 1999. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999 the FASB amended SFAS No. 133 to defer its effective date to all fiscal quarters and all fiscal years beginning after June 15, 2000. The Company is evaluating SFAS No.133 and the impact on existing accounting policies and financial reporting disclosures. The Company has not historically engaged in activities or entered into arrangements normally associated with derivative instruments. However, under the Company's amended credit facility dated January 27, 2000, the Company is required to hedge 50% of the facility. The Company is currently reviewing the derivatives available to hedge their position.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company adopted SOP 98-1 in the first quarter of fiscal 1999, which did not have a material effect on its consolidated financial position, or result of operations.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred, and upon adoption, previously deferred costs should be charged as a cumulative effect of a change in accounting principle. The adoption of this standard did not have a material effect on the Company's consolidated financial position or result of operations.

(2) ACQUISITIONS --

1999 ACQUISITIONS

In 1999, the Company purchased Anti-Pollution Associates, Inc. and D&D Pumping, Inc., Vital Cycle, Inc. and AMSCO, Inc. ("1999 Acquisitions"). The transactions were recorded using the purchase method of accounting. The balance sheet at December 31, 1999 includes a preliminary allocation of the purchase price and is subject to final adjustment which management believes will not be material. The preliminary allocation resulted in approximately $19,459,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to these acquisitions are summarized as follows:


           Common stock shares issued                       3,044,784
                                                         ============
           Value of common stock issued                  $  9,024,000
           Cash paid including tranaction costs,
              net of cash acquired                         13,802,000

           Less:    Historical net assets acquired          3,367,000
                                                        --------------

           Goodwill                                      $ 19,459,000
                                                        ==============

ACQUISITION OF NATIONAL RESOURCE RECOVERY, INC.

In March 1999, Synagro Technologies completed the acquisition of all the common stock of National Resource Recovery, Inc. ("NRR"), in a business combination accounted for as a "pooling-of-interests" transaction. NRR, headquartered in Michigan, provides biosolids management services. Synagro issued 1,000,001 shares of common stock in exchange for all of the common stock of NRR. There were no transactions between Synagro and NRR during the periods prior to the business combination.

The following table summarizes the restated revenues, net income and per share data of Synagro after giving effect to the pooling transaction (in thousands, except per share data).

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------

                                                   1998                       1997
                                                   ----                       ----
                                                          NET                        NET
                                          REVENUES      INCOME        REVENUES      INCOME
                                          --------      ------        --------      ------
Revenues and net income-
   As previously reported ............     $29,967     $ (4,672)       $25,303       $  832
   NRR ...............................       3,598          200          2,733          284
                                           -------     --------        -------       ------

        As restated...................     $33,565     $ (4,472)       $28,036       $1,116
                                           =======     =========       =======       ======

Basic earnings per share-
   As previously reported.............                 $  (0.46)                     $ 0.11
     NRR..............................                     0.06                        0.02
                                                       ---------                     ------

        As restated...................                 $  (0.40)                     $ 0.13
                                                       =========                     ======

Diluted earnings per share-
   As previously reported.............                 $  (0.46)                     $ 0.11
   NRR................................                     0.06                        0.02
                                                       ---------                     ------

           As restated                                 $  (0.40)                     $ 0.13
                                                       =========                     ======

1998 ACQUISITIONS

During 1998, the Company purchased A&J Cartage and related companies, Recyc, Inc., and Environmental Waste Recycling, Inc. ("1998 Acquisitions"). The transaction was recorded using the purchase method of accounting. The balance sheet at December 31, 1999 includes an allocation of the purchase price that resulted in approximately $42,643,000 of goodwill, that is being amortized over 40 years. The assets acquired and liabilities assumed relating to these acquisitions are summarized as follows:


     Common stock shares issued                           4,152,981
                                                       ============
     Value of common stock issued                      $ 23,783,000
     Notes payable-issued and assumed                    11,669,000
     Cash paid including transaction costs, net of
       cash acquired                                      9,410,000

     Less:        Historical net assets acquired          2,219,000
                                                     ---------------

     Goodwill                                          $ 42,643,000
                                                     ===============

The following unaudited pro forma information for the periods set forth below gives effect to the 1998 Acquisitions and 1999 Acquisitions as if they had occurred at the beginning of 1998. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of actual results, which might have occurred if the acquisitions had been made at the beginning of the periods presented.

                                                         YEAR ENDED
                                                        DECEMBER 31
                                                 ----------------------------
                                                        (UNAUDITED)
                                                     1999            1998
                                                 ------------    ------------
Net sales                                        $ 60,784,996    $ 63,276,532
Net income before Preferred Stock Dividends         1,541,945       3,258,099
Net earnings (loss) applicable to Common Stock      1,541,945        (676,486)
Net earnings (loss) per share
          Basic                                  $        .09    $       (.04)
          Diluted                                $        .08    $       (.04)

2000 ACQUISITIONS

Subsequent to December 31, 1999 and through March 27, 2000, the Company purchased Residual Technologies, Limited Partnership ("RESTEC"), and certain of its affiliates, Ecosytematics, Inc., Davis Water Analysis, Inc., AKH Water Management, Inc., and Rehbein, Inc; additionally, the Company purchased certain assets and revenue contracts of Whiteford Construction Company (collectively "2000 Acquisitions"). In connection with the purchase of RESTEC, the former owners are entitled to receive up to an additional $12,000,000 over the next eight years if certain performance targets are met. In connection with the purchase of Rehbein, Inc., the former owners are entitled to receive up to an additional $2,000,000 over the next three years if certain performance targets are met. Additionally, the Company assumed approximately $13.4 million, net of cash reserves, of municipal bonds in connection with the acquisition of RESTEC. The bonds are currently in default due to violations in change in control provisions and certain other financial convenants. Accordingly, the bonds are subject to redemption by the bondholders. The bonds also contain a provision whereby RESTEC can defease the bonds and be released from all future obligations by placing an equivalent amount of U.S. Securities with the bonds trustee. The Company plans to defease the bonds and has $13.5 million of availability under its amended Senior Credit Agreement reserved for defeasance. The transactions were accounted for using the purchase method of accounting. The preliminary allocation resulted in approximately $49,854,000 of goodwill, that is being amortized over 40 years. The assets acquired and liabilities assumed relating to these acquisitions are summarized as follows:

    Common stock shares issued                            1,325,000
                                                       ============
    Value of common stock issued                       $  5,963,000
    Cash paid including transaction costs,
       net of cash acquired                              47,916,000

    Less:        Historical net assets acquired           4,025,000
                                                    ----------------

    Goodwill                                           $ 49,854,000
                                                    ================

(3) PROPERTY, MACHINERY AND EQUIPMENT --

Property, machinery and equipment consists of the following:

                                                                                     DECEMBER 31,
                                                                        -----------------------------------
                                                   ESTIMATED USEFUL
                                                     LIVE-IN YEARS           1999                  1998
                                                     -------------      -------------         -------------
Land                                                      N/A           $     350,000         $     444,958
Machinery and equipment                                  3-10              22,344,938            17,116,636
Office furniture and equipment                           3-10               1,065,551               552,264
Leasehold improvements                                   7-20                 461,494               197,265
Construction in process                                   --                  342,087               225,644
                                                                        -------------         -------------
                                                                           24,564,070            18,536,767

Less- Accumulated depreciation and amortization                             8,645,396             6,142,749
                                                                        -------------         -------------
                                                                        $  15,918,674         $  12,394,018
                                                                        =============         =============

(4)   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS --

Activity of the Company's allowance for doubtful accounts consists of the following:

                                                                              DECEMBER 31,
                                                                     -------------------------------
                                                                          1999              1998
                                                                     -------------      ------------
  Balance at beginning of year                                       $    196,770       $    189,862
(Expenses) for uncollectible
   receivables written off                                                 (2,874)          (13,092)
 Allowance for doubtful accounts of purchased companies
  at acquisition date                                                     179,000             20,000
                                                                     -------------      ------------
 Balance at end of year                                              $     372,896      $    196,770
                                                                     =============      ============

Accounts payable and accrued expenses consist of the following:

                                                                              DECEMBER 31,
                                                                     -------------------------------
                                                                          1999              1998
                                                                     -------------      ------------
Accounts payable                                                     $ 6,856,859         $ 2,790,668
Accrued legal and other claims costs                                     395,963             287,378
Accrued salaries and benefits                                             70,288             102,808
Accrued interest                                                         237,024             294,723
Accrued taxes                                                            200,000                  --
Other accrued expenses                                                 2,668,689             567,935
                                                                     -----------         -----------
                   Total                                             $10,428,823         $ 4,043,512
                                                                     ===========         ===========

(5) LONG-TERM DEBT OBLIGATIONS --

Long-term debt obligations consist of the following:


                                                                                           December 31
                                                                                 ----------------------------
                                                                                      1999           1998
                                                                                 -------------- -------------
Revolving credit facility with a bank                                            $  38,600,000  $  18,200,000
Economic development revenue bonds                                                          --        630,000
Note payable to a financial institution, maturing in varying installments through the year 2002, secured by certain assets of the
   Company, with an interest rate of 4%                                                245,757        245,757
Capital lease obligations                                                              786,775        233,557
Notes payable to financial institution and individuals, maturing in varying installments through the year 2001, secured by equipment, with
   interest rates ranging from 8% to 11%                                               701,730      2,341,883
                                                                                 -------------  -------------
                                   Total debt                                       40,334,262     21,651,197
Less:
Current maturities                                                                     398,040             --
                                                                                 -------------  -------------
                            Long-term debt, net of current maturities            $  39,936,222  $  21,651,197
                                                                                 =============  =============


CREDIT FACILITY

On October 7, 1998, the Company obtained a $40 million bank credit facility (the "Facility"). The Facility was used to retire certain debt payable to various individuals and financial institutions. The Facility is secured by substantially all of the Company's assets.

The Facility expires October 5, 2001, and bears interest at the bank eurodollar or reference rate plus a margin based upon a pricing schedule per the Facility agreement (8.875% at December 31, 1999). The weighted average interest rate in 1999 was 7.827%. The Facility is subject to a borrowing base equal to 4.25 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing twelve months calculation, as defined in the Facility, less funded debt as defined, (which includes notes payable to prior owners, which can be refinanced through the Facility), until June 30, 1999, 4.00 until September 30, 1999, and 3.75 times EBITDA thereafter. Amounts available for additional borrowing under the Facility at December 31, 1999, totaled approximately $1,400,000.

The Facility requires the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibits the payments of cash dividends, limits the issuance of indebtedness and requires the Company to comply with certain financial covenants, including a minimum net worth requirement, maximum senior and total debt to pro forma EBITDA and interest coverage ratio.

The Facility was used to pay off the Company's previous facility with LaSalle National Bank ("LaSalle"), which had been obtained through two of the Company's subsidiaries. The previous facility consisted of a $5 million revolving line of credit and a $5 million term loan. The amount under the line of credit was subject to a borrowing base of 85% of eligible accounts receivable, as defined in the agreement. The term loan required principal payments of $1 million a year. The revolving line of credit required the Company to direct all its account debtors to make all payments on the accounts to a lockbox designated by, and under the control of, LaSalle. This previous facility was to expire in September 1999.

On January 27, 2000 the Company entered into a $110 million amended and restated Senior Credit Agreement, ("the Senior Credit Agreement") by and among the Company, Bank America, N.A. and certain other lenders for acquisitions working capital, to refinance existing debt (including the Facility), for capital expenditures and other general corporate purposes. The credit agreement bears interest at Libor or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement. The Senior Credit Agreement was subsequently syndicated on March 15, 2000 to a banking group, and the capacity was increased to $120 million. The loan commitments under the Senior Credit Agreement are as follows:

      (i.)  Revolving Loans up to $20,000,000 outstanding at any one time;

     (ii.)  Term A Loans of up to $40,000,000 are available until April
            27, 2000; except that $13,500,000 of this amount is available until June 26, 2000 for the repayment or defeasement of certain indebtedness assumed in connection with the Acquisition of RESTEC;

    (iii.) Term B Loans (which once repaid may not be reborrowed) of $30,000,000 made on the closing date;

     (iv.) Acquisition Loans up to $30,000,000 outstanding at any one time available on a revolving basis prior to January 27, 2001 provided that certain approvals are obtained and certain financial ratios are met;

     (v.) Letters of credit issuable by the Company up to $15,000,000 as a subset of the Revolving Loans.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:


               Revolving      Term A       Term B    Acquisition
                 Loans        Loans        Loans        Loans
               ---------      ------       ------    -----------
Year 1            --            6.56%        1.00%          0%
Year 2            --           13.75%        1.00%       6.67%
Year 3            --           15.00%        1.00%       3.33%
Year 4            --           22.50%        1.00%      10.00%
Year 5         100.00%         25.00%        1.00%      13.33%
Year 6            --           17.19%        1.00%      66.67%
Year 6 1/2        --             --         94.00%        --
               ------         ------       ------      ------
               100.00%        100.00%      100.00%     100.00%
               ======         ======       ======      ======

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit

Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it was in compliance with those covenants as of March 27, 2000. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of March 27, 2000, the Company has borrowed approximately $56,500,000, ($26,500,000 of Term A Loans and $30,000,000 of Term
B Loans) which was primarily used to refinance existing debt and partially fund 2000 Acquisitions. The Company has approximately $62,848,000 available to the Company for additional borrowing under the Senior Credit Agreement at March 27, 2000.

SUBORDINATED DEBT

On January 27, 2000 the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTRC Capital. The loans bear interest at an annual rate of 12% paid quarterly and provide warrants which are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full January 27, 2008. The agreements contain certain general and financial covenants. As of March 27, 2000, the Company has incurred $21,904,000 of indebtedness under the terms of the agreement which was used to partially fund 2000 Acquisitions. Warrants to acquire 3,129,201 shares of Series C Redeemable Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised by GTCR. (See note (8))

REVENUE BONDS

The economic development revenue bonds were paid in September 1999. Interest was payable at 6.7 percent per annum in 1998 and 1999. Included in the accompanying consolidated balance sheet as of December 31, 1998 is restricted cash of $680,656 for September 1999 payment of principal and interest on the bonds.

NOTES PAYABLE TO PRIOR OWNERS

The Company issued notes in the amount of $8,050,311 to prior owners of certain purchased companies as partial consideration of the acquisition price. These notes had a balance of $2,845,522 and $6,361,822 at December 31, 1999 and 1998, respectively. The terms of the outstanding notes include varying principal installments starting August 1998 and continuing through November 2000 and annual interest rates of 7% to be paid quarterly. The notes have no financial covenants. The note related to the Recyc acquisition with a balance of approximately $783,344 at December 31, 1999, may be offset if certain postclosing conditions are not met. No adjustments have been made as of December 31, 1999. Additionally, the Company has notes to prior owners relating to non-compete agreements; these notes have a balance of $248,999 and $317,217 at December 31, 1999, and 1998, respectively. The notes are paid in varying installments starting July 1998, and have an annual imputed interest rate of 9%. These notes have no financial covenants.

At December 31, 1999, future principal payments of total long-term debt are as follows:

    YEAR ENDING                       LONG-TERM              PAYABLE TO
    DECEMBER 31,                         DEBT               PRIOR OWNERS
   ---------------------            --------------          ------------

     2000                             $  398,040             $2,911,188
     2001                             39,224,541                100,000
     2002                                334,004                 83,333
     2003                                 95,232                     --
     2004 and thereafter                 282,445                     --
     -----                          ------------             ----------
     Total                          $ 40,334,262             $3,094,521
                                    ============             ==========

The Company had current maturities on total long-term debt of $3,309,228 at December 31, 1999. Through March 27, 2000, the Company has refinanced 1,247,050 of such maturities related to current maturities of long-term debt through borrowings under the Senior Credit Agreement and has therefore been classified as long-term in the consolidated balance sheet as of December 31, 1999. The Company estimates the fair value of long-term debt as of December 31, 1999 and 1998, to be approximately the same as the recorded value.

CAPITAL LEASES

The Company operates under lease agreements, which are accounted for as capital leases. The capitalized costs and accumulated depreciation of equipment under capital leases were as follows:

                                                   ASSET BALANCES AT
                                                     DECEMBER 31,
                                             ------------------------------
                                                 1999             1998
                                             -------------     ------------
   Equipment                                  $ 1,054,825       $  391,370

   Less:  Accumulated depreciation                140,472           61,844
                                             -------------     ------------
                                             $    914,353       $  329,526
                                             =============     ============

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of present net minimum lease payments as of December 31, 1999:

         YEAR ENDED DECEMBER 31,

         2000                                         $    213,918
         2001                                              213,918
         2002                                              120,796
         2003                                              120,796
         2004 and thereafter                               307,278

         Total minimum lease payments                      976,706

         Less:  Amount representing interest               189,931
                                                      -------------

         Present value of minimum lease payments      $    786,775
                                                      =============


  (6) INCOME TAXES --

Significant components of the Company's deferred tax liabilities and assets for federal income taxes consist of the following:

                                                                                  DECEMBER 31
                                                                      --------------------------------
                                                                           1999              1998
                                                                      --------------    --------------
Deferred tax assets-
   Net operating loss carryforwards                                    $   3,619,000     $   3,992,000
   Alternative minimum tax credit                                             40,000                --
   Accrual not currently deductible for tax purposes                         200,000           157,000
   Allowance for bad debts                                                   210,000           200,000
   Write-off of assets not currently deductible for tax purposes             447,000           520,000
   Other                                                                       2,000             1,000
                                                                       -------------     -------------
                     Total deferred tax assets                             4,518,000         4,870,000
Valuation allowance for deferred tax assets                              (3,326,000)       ( 4,025,000)
Deferred tax liability-

   Differences between book and tax bases of fixed assets                (   658,000)      (   845,000)
   Differences between book and tax bases of goodwill                    (   334,000)               --
                                                                       -------------     -------------

                     Total deferred tax liabilities                       (  992,000)               --
                                                                       -------------     -------------

                     Net deferred tax asset                            $     200,000     $          --
                                                                       ===============   =============

As of December 31, 1999, the Company generated net operating loss ("NOL") carryforwards of approximately $10,643,000 available to reduce future income taxes. These carryforwards begin to expire in 2008 through 2018. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Accordingly, the Company's ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has incurred losses in recent years and the utilization of these carryforwards could be limited as discussed above, a valuation allowance has been established to substantially offset the net deferred tax asset at December 31, 1999 and 1998. The valuation allowance decreased $699,000 and $54,000, for the year ended December 31, 1999 and December 31, 1998, respectively, due to the Company's utilization of NOL carryforwards.

(7) COMMITMENTS AND CONTINGENCIES --

LEASES

The Company leases certain facilities for its corporate and operations offices under non-cancelable long-term lease agreements. Minimum annual rental commitments under these leases are as follows:

             YEAR ENDING
             DECEMBER 31,
             ------------
              2000                          $  1,161,422
              2001                               838,290
              2002                               750,580
              2003                               684,823
                 2004 and thereafter           6,387,501
                                            -------------
                                            $  9,822,616
                                            =============

Rental expense was $1,367,983, $1,060,703 and $530,685 for 1999, 1998 and 1997,
respectively.

Concurrent with certain acquisitions, the Company entered into various agreements with prior owners to lease land and buildings used in the Company's operations. The terms of these leases range from three years to thirty years and provide for certain escalations in rental expense. One such lease which expires in 2028 has an option to terminate upon 30 days notice in the event a conditional use permit (as defined in the agreement) relating to the leased land expires. Additionally the Company has a 5 year option to purchase such leased property for $2,250,000, which expires in July 2003. Currently, the Company pays rent in the amount of $36,000 per annum for the first three years and $192,000 per annum thereafter on the lease. The charge for the lease costs is being expensed on a straight-line basis. Included in 1999 rent expense above is approximately $326,000 of rent paid to related parties.

LITIGATION

AZURIX, CORP.

The Company is involved in two related lawsuits with Azurix Corp. ("Azurix"). These cases arise from disputes between the Company and Azurix. The events giving rise to the lawsuits began when Synagro and Azurix entered into a confidentiality agreement, giving Azurix access to confidential and proprietary information about Synagro for purposes of evaluating potential transactions between the parties, including an equity investment (through a subscription agreement) by Azurix in Synagro to provide the equity capital for pending acquisitions and a possible merger between the two companies. Under Synagro's lawsuit against Azurix filed in Texas (the "Texas Suit") Synagro claims that subsequent to the confidentiality agreement, Synagro and Azurix supplemented the confidentiality agreement by mutually consenting to the terms and conditions of a standstill agreement under which Azurix agreed, among other things, not to pursue, for a specified period and in the absence of Synagro's consent, the acquisition of companies that Synagro had targeted for acquisition. Synagro believes that Azurix breached its obligations to Synagro under the confidentiality and standstill agreements as well as the subscription agreement.

Azurix filed on October 29, 1999, a lawsuit in Delaware (the "Delaware Suit") seeking unspecified injunctive relief; limited declaratory relief relating to the construction of the standstill agreement and the stock subscription agreement entered into between the Company and Azurix, and attorneys' and experts' fees. Azurix claims that Synagro tortously interfered in its negotiations with a potential acquisition candidate. The Company believes the Delaware Suit was filed by Azurix in an attempt to have the Company's dispute with Azurix tried in Delaware under a non-jury proceeding rather than in Texas under a jury proceeding. The Company filed the Texas Suit on November 1, 1999, seeking injunctive relief, actual and exemplary damages, and attorneys' fees against Azurix alleging violations of the standstill agreement and certain confidentiality agreements governing Azurix's ability to use confidential and proprietary information provided to Azurix by the Company. The exchanges of information at issue occurred during negotiations regarding a $16,000,000 up to $23,000,000 investment by Azurix in the Company and a potential merger of the companies. The Company's current petition seeks injunctive relief, actual damages, exemplary damages, attorneys' fees, and costs arising from Azurix's alleged misappropriation of the Company's confidential and proprietary information. On the Company's motion, the Texas court entered a temporary restraining order on November 2, 1999 that prohibited Azurix from, among other things, consummating a contemplated acquisition of certain third-party companies that were subject to the standstill agreement, and from using information provided by the Company to Azurix during the course of their negotiations. On November 15, 1999, on Azurix's motion, the Texas court abated the Texas Suit pending a decision by the court hearing the Delaware Suit as to which of the two actions should proceed. The Company subsequently filed a motion with the Delaware court to dismiss or stay the Delaware Suit, which was granted in part by a decision of the Delaware court, on February 3, 2000, to stay the Delaware Suit pending the resolution of the Texas Suit. Azurix's efforts to appeal the Delaware court's ruling have been denied. Subsequently, the Company reactivated the Texas Suit and intends to file an amended Petition seeking additional damages against Azurix's breach of the subscription agreement.

The extent of the damages, if any, in either action has not been determined and although the Company is confident in its position, the ultimate outcome of the forgoing matters cannot be determined at this time.

COUNTY OF RIVERSIDE

The Company operates a composting facility in Riverside County, California under a conditional use permit ("CUP"), which expires January 1, 2010. The permit conditions allow for a reduction in material intake and the permit life in the event of noncompliance with permit terms and conditions. On September 15, 1999, the Company received a preliminary injunction restraining and enjoining the County of Riverside (the "County") from restricting intake of biosolids at the Company's Riverside compost facility based upon a June 22, 1999, order of the Board of Supervisors of the County.

Synagro has complained that its due process rights were being affected because the County was improperly administering the odor protocol in the CUP. Among its complaints, the Company alleges that the County was using untrained observers to detect odor violations and that those observers were not using scientific methods to distinguish among different sources of odors and the levels of odor magnitude. The Court elected not to grant the Company's request for a preliminary injunction on those issues. Rather, those issues will be addressed during the underlying lawsuit that is still pending against the County of Riverside.

The Company has taken the position that certain alleged odor violations asserted by the County staff during the pending litigation were not appropriate under the CUP. On certain of those instances, the Company has declined to reduce its intake of biosolids. The County alleges that the Company's actions in not reducing intake constitute violations that could reduce the term of the CUP by as many as 63 months. The Company disagrees and is challenging the County's position in the lawsuit.

Although the Company feels that it has a meritorious case, the case is in the early stages and the ultimate outcome cannot be determined at this time.

OTHER

The Company currently and from time to time is subject to other claims and lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(8) STOCKHOLDERS' EQUITY --

COMMON STOCK AND WARRANTS

In October 1995, the Company completed a secondary public offering of its Common Stock. The offering consisted of 500,000 units at $12.00 per unit, each unit consisting of six shares of Common Stock and six redeemable Common Stock purchase warrants. The 3,000,000 warrants have an exercise price of $2.40 per share and expire in October 2000. These warrants are redeemable by the Company at $0.10 per warrant, subject to certain events occurring. The underwriters were issued a warrant, which expires in October 2000 to purchase 50,000 units (includes 300,000 warrants) at $16.20 per unit. During 1998 approximately 4,646 warrants were converted to Common Stock.

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

On October 7, 1998, the Company issued warrants to purchase 170,000 shares of Common Stock, in connection with the Facility (Note 5). The warrants are exercisable at $6.00 and expire October 2002. The Company estimated the fair value of the warrants to be approximately $200,000, which was recorded as deferred loan costs and additional paid in capital. These deferred loan costs are being amortized over the term of the credit facility.

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

SERIES C REDEEMABLE PREFERRED STOCK

On January 26, 2000 the Company authorized 30,000 shares of Series C Preferred Stock. Upon approval by a majority of the Company's shareholders and certain other conditions, the Series C Preferred Stock is convertible into Series D Preferred Stock at a rate of 1:1. The Series C Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series C Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series C Preferred Stock shall accrue on a daily basis at the rate of 8% per annum on aggregate Liquidation Value plus accrued and unpaid dividends. The Series C Preferred Stock has no voting rights. Shares of Series C Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On January 27, 2000 the Company issued 17,358.824 shares of Series C Preferred Stock, par value $.002 per share, of the Company, to GTCR Fund VII, L.P. and its affiliates for $17,358,824, on February 4, 2000 the Company issued 419.4 shares of Series C Preferred Stock, par value $.002 per share, of the Company, to GTCR Fund VII, L.P. and its affiliates for $419,400, on March 24, 2000 the Company issued 225.000 shares of Series C Preferred Stock, par value $.002 per share, of the Company, to GTCR Fund VII, L.P. and its affiliates for $225,000, and on March 27, 2000 the Company issued 1,260.000 shares of Series C Preferred Stock, par value $.002 per share, of the Company, to GTCR Fund VII, L.P. and its affiliates for $1,260,000. The proceeds were used to partially fund the 2000 Acquisitions. The Company also issued warrants for a nominal price in connection with the issuance of subordinated debt, which were immediately converted into 272.058 shares of Series C Preferred Stock.

SERIES D REDEEMABLE PREFERRED STOCK

On January 26, 2000 the Company authorized 32,000 shares of Series D Preferred Stock. The series D Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) The conversion price then in effect. The initial conversion price is $2.50 per share; provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series D Preferred Stock is $1,000 per share("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series D Preferred Stock shall accrue on a daily basis at the rate of 8% per annum on aggregate Liquidation Value. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On January 27, 2000 the Company issued 2,641.176 shares of Series D Preferred Stock, par value $.002 per share, of the Company, to GTCR Fund VII, L.P. and its affiliates for $2,641,176. The proceeds were used to partially fund the 2000 Acquisitions. The Company also issued warrants for a nominal price in connection with the issuance of subordinated debt, which were immediately converted into 2,857.143 shares of Series D Preferred Stock.

NON-CASH BENEFICIAL CONVERSION

The Series D Preferred Stock (including Series C that will be converted into Series D - see above, and the warrants issued in connection with the subordinated debt which were converted into Series C and Series D Preferred Stock - see note 5) are or will be converted into shares of the Company's common stock at $2.50 per share. This conversion feature was or is expected to be below the market price at the time of issuance or conversion. The Company will recognize the value of this beneficial conversion feature of approximately $25,000,000 as a preferred stock dividend at time of issuance or conversion to Series D Preferred Stock. The value of such preferred stock dividend has no impact on the Company's cash flows, but reduces basic and diluted earning applicable to holders of Common Stock. This transaction will be recorded in the first quarter of 2000. Additionally, future issuances of Series D Preferred Stock and Warrants related to subordinated debt-see note 5 may result in non-cash beneficial conversions valued in future periods recognized as Preferred Stock dividends if the market value is higher than the conversion price.

EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. For purposes of the calculation, outstanding stock options, warrants and redeemable preferred stock are considered common stock equivalents. For the years ended December 31, 1999, and December 31, 1997, the difference in weighted average numbers of Common Stock between basic and diluted earnings per share represents the impact of stock options. The adjusted number of shares for the year ended December 31, 1998, that would be increased related to stock options were approximately 990,772; however, diluted per share amounts are not applicable for loss periods.

 The following table summarizes the basic EPS and diluted EPS computations for the fiscal years 1999, 1998 and 1997.

                                                                                 Year ended December 31,
                                                                     -----------------------------------------------
                                                                            1999          1998              1997
                                                                     -------------    -------------     ------------
Net income (loss) before redeemable preferred stock dividends        $   1,148,013    $   (537,418)     $  1,115,721
           Redeemable preferred stock dividends                                 --      (3,934,585)               --
                                                                     -------------    -------------     ------------
           Net earnings (loss) on  common stock                      $   1,148,013    $ (4,472,003)     $  1,115,721
                                                                     =============    =============     ============


Basic earnings (loss) per share:
            Earning per share prior to preferred dividends           $         .07    $       (.05)     $        .13
            Preferred stock dividends                                           --            (.35                --
                                                                     -------------    -------------     ------------
            Basic earnings (loss) per common share                   $         .07    $       (.40)     $        .13

Diluted earnings (loss) per share:
             Earnings per share prior to preferred dividends         $         .07    $       (.05)     $        .13
             Preferred Stock Dividends                                          --              --                --
                                                                     -------------    -------------     ------------
             Diluted earning (loss) per common share                 $         .07    $       (.40)     $        .13
                                                                    .0


Weighted average number of common shares, basic                         16,481,399      11,207,249         8,545,114
Weighted average shares outstanding, diluted                            17,479,376      11,207,249         8,740,345

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

Each Right entitles stockholders to buy one one-thousandth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $10. The Rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15% or more of the Common Stock of the Company. However, the Rights will not become exercisable if Common Stock is acquired pursuant to an offer for all shares which a majority of the Board of Directors determines to be fair to and otherwise in the best interests of the Company and its stockholders. If, following an acquisition of 15% or more of the Company's Common Stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price. The effect will be to entitle the Company stockholders to buy stock in the acquiring company at 50% of its market price.

The Company may redeem the Rights at $.001 per Right at any time on or prior to the tenth business day following the acquisition of 15% or more of its Common Stock by a person or group or commencement of a tender offer for such 15% ownership.

(9) STOCK OPTION PLANS

At December 31, 1999, the Company had outstanding stock options granted under the Amended and Restated 1993 Stock Option Plan ("the Plan") for officers, directors and key employees of the Company.

Under the Plan, the Company has reserved 1,769,349 shares of Common Stock for issuance. The exercise price of options granted shall be at least 100 percent (110 percent for 10 percent or greater stockholders) of the fair value of Common Stock on the date of grant. Options must be granted within 10 years from the date of the Plan and become exercisable at such times as determined by the Plan committee. Options are exercisable for no longer than five years for certain 10 percent or greater stockholders and for no longer than 10 years for others.

A summary of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during those years is presented below:

                                                                                               WEIGHTED
                                                                                                 AVERAGE
                                                        SHARES UNDER           EXERCISE         EXERCISE
                                                           OPTION            PRICE RANGE          PRICE
                                                        ------------      ------------------   ---------
Options outstanding at December 31, 1996                    100,600       $    2.00 to 10.80      $3.57
   Granted                                                  206,000            2.00 to  3.50       2.13
   Canceled/expired                                         (29,000)           2.00 to 10.80       2.91
   Exercised                                                 (5,000)           2.00                2.00
                                                        -----------

Options outstanding at December 31, 1997                    272,600            2.00 to 8.25        2.58
   Granted                                                  842,000            2.75 to 5.75        2.91
   Canceled/expired                                          (6,389)           2.00                2.00
   Exercised                                                (25,438)           2.00                2.00
                                                        -----------

Options outstanding at December 31, 1998                  1,082,773            2.00 -8.25          2.86
   Granted                                                  354,000            3.13 -6.31          4.13
   Canceled/expired                                         (66,778)           2.00 -6.94          2.68
   Exercised                                                150,333            2.00 -6.31          2.20
                                                        -----------

Options outstanding at December 31, 1999                  1,219,662            2.00 -8.25          3.31

Exercisable at December 31, 1999                            753,669       $    2.0 0-8.25         $ 3.31
                                                        ===========

At December 31, 1999, there were 355,083 options for shares of Common Stock reserved under the Plan for the future grants.

OTHER OPTIONS

In addition to options issuable under the Plan, the Company has other options outstanding to employees and directors of the Company. The options were issued at exercise prices equal to the fair market value at the grant date of the options.

The following summarizes the stock option transactions of the "other" options:

                                                                                             WEIGHTED
                                                                                              AVERAGE
                                                   SHARES UNDER           EXERCISE           EXERCISE
                                                      OPTION             PRICE RANGE           PRICE
                                                   ------------      -------------------    ----------
Options outstanding at December 31, 1996               621,296       $    2.00              $    2.00
   Granted                                             806,800            2.00 to   3.38         3.03
                                                   -----------

Options outstanding at December 31, 1997             1,428,096            2.00 to 3.38           2.58
   Granted                                           1,402,265            2.75 to 6.94           4.29
   Canceled                                           (137,474)           3.38                   3.38
                                                   -----------

Options outstanding at December 31, 1998             2,692,887            2.00 to 6.94           4.08
                                                   -----------
   Granted                                             276,728            3.13 to 6.31           6.30
   Exercised                                          (141,666)           2.00 to 6.31           2.51
   Canceled                                           (178,668)           6.94                   6.94
                                                   -----------

Options outstanding at December 31, 1999             2,649,281            2.00 to 6.94           4.21
                                                   -----------

Exercisable at December 31, 1999                     2,130,885       $    2.00 to 6.94      $    4.21
                                                   ===========

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

Company elected to apply SFAS No. 123, the Company's net loss and loss per share would have approximated the pro forma amounts indicated below:

                                                 1999                1998                1997
                                            --------------      --------------      ---------------
      Net income (loss)
         As reported                        $ 1,148,013         $(4,472,003)        $   1,115,721
         Pro forma for FAS No. 123          $(1,979,002)        $(5,743,474)        $  (1,025,384)
      Diluted earnings (loss) per share-
         As reported                        $       .07         $      (.40)        $         .13
         Pro forma for FAS No. 123                 (.11)               (.51)                 (.12)

The following ranges of options were outstanding as of December 31, 1999:

 OUTSTANDING
SHARES UNDER           EXERCISE PRICE      WEIGHTED AVERAGE         WEIGHTED AVERAGE
  OPTION                   RANGE           EXERCISE PRICE      CONTRACTUAL LIFE (IN YEARS)     EXERCISABLE
------------         ----------------      ----------------    ---------------------------     -----------
  1,491,970          $ 2.00 to 2.99         $   2.40                    5.66                    1,267,405
  1,654,420            3.00 to 4.50             3.22                    8.4                     1,178,650
    487,621            4.51 to 6.75             6.01                    9.24                      203,567
    234,932            6.76 to 8.25             7.02                    8.33                      234,932



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value of $4.57, $3.59, and $2.79 for grants made during the years ended December 31, 1999, 1998, and 1997, respectively. The following assumptions were used for option grants in 1999, 1998 and 1997, respectively: expected volatility of 86 percent, 92 percent and 70 percent; risk-free interest rates of 5.88 percent,
5.66 percent, and 6.45 percent; expected lives of up to 10 years and no expected dividends to be paid. The compensation expense included in the above pro forma net income data, may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

(10) OTHER CHARGES (CREDITS) TO OPERATIONS

In 1999, the Company incurred approximately $1.5 million of charges for legal, accounting, and financing costs related to the proposed preferred stock investment and the merger discussion with Azurix, both of which were terminated by Azurix in October 1999, and several other legal matters related to events occuring in prior years.

During 1998, the Company recorded a charge of approximately $320,000 related to severance costs of two former officers.

The Company has recognized other credits related to notes that were issued in connection with the sale of its poultry operation in 1996. The notes were reserved at the date of sale due to considerable doubt relative to realization. The Company has recognized other credits related to such notes of approximately $721,000 in 1997 and $380,000 in 1998. The Company expects the remaining unreserved balance of approximately $273,527 at December 31, 1999 to be realizable.

(11) EMPLOYEE BENEFIT PLANS

Certain of the Company's subsidiaries sponsor various defined contribution retirement plans for full time and some part-time employees. The plans cover employees at all of the Company's operating locations. The defined contribution plans provide for contributions ranging from 1% to 15% of covered employees' salaries or wages. The Company may make a matching contribution as a percentage set at the end of each plan year. The matching contributions totaled approximately $34,000 for 1999, approximately $46,000 for 1998 and approximately $28,000 for 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2000.

                                            SYNAGRO TECHNOLOGIES, INC.

                                            By:      /s/ ROSS M. PATTEN
                                                     Ross M. Patten
                                                     Chairman of the Board and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2000.

By:   /s/ ROSS M. PATTEN                    Chairman of the Board and Chief
             Ross M. Patten                      Executive Officer

By:   /s/ RANDALL TUTTLE                    President
             Randall Tuttle

By:   /s/ J. PAUL WITHROW                   Chief Financial Officer
           J. Paul Withrow                  (Principal Accounting Officer)

By:   /s/ GENE MEREDITH                     Director
             Gene Meredith

By:   /s/ KENNETH CHUAN-KAI LEUNG           Director
             Kenneth Chuan-kai Leung

By:   /s/ ALFRED TYLER, 2ND                 Director
             Alfred Tyler, 2nd

By:   /s/ DAVID A DONNINI                   Director
             David A. Donnini

                                 EXHIBIT INDEX

  EXHIBIT                    DESCRIPTION OF EXHIBIT

    3.1 Restated Certificate of Incorporation of Synagro Technologies, Inc. (the "Company") dated August 16, 1996. (Exhibit 3.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference)

    3.2 Bylaws of the Company dated August 5, 1996. (Exhibit 3.2 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference)

    4.1 Specimen Common Stock Certificate of the Company. (Exhibit 4.1 to the Company's Registration Statement on Form 10, dated December 29, 1992, is incorporated herein by reference)

    4.2 Specimen Warrant Certificate of the Company. (Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 33-95028), dated July 27, 1995, and as amended, is incorporated herein by reference)

    4.3 Rights Agreement, dated as of December 20, 1996, between the Company and Intercontinental Registrar & Transfer Agency, Inc., as Rights Agent, which includes as Exhibit A thereto the Synagro Technologies, Inc. Statement of Designations, Preferences, Limitations and Relative Rights of its Series A Junior Participating Preferred Stock, and as Exhibit C thereto the Form of Rights Certificate. (Incorporated by reference to Exhibit No. 4.1 to Registrant's Registration Statement on Form 8-A dated December 27, 1996)

    4.4 Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock of Synagro Technologies, Inc. (Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference)

    4.5 Registration Rights Agreement, dated as of March 31, 1998, among the Company, Environmental Opportunities Fund, L.P., Environmental Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto. (Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference)

    4.6 Specimen Series B Preferred Stock Certificate. (Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference)

    4.7 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Synagro Technologies, Inc. (Exhibit
           2.4 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

    4.8 Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Synagro Technologies, Inc. (Exhibit
           2.5 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

    4.9 Registration Rights Agreement dated January 27, 2000, by and among Synagro Technologies, Inc., GTCR Fund VII, Inc. and GTCR Capital Partners, L.P. (Exhibit 2.6 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

   4.10 Warrant Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Capital Partners, L.P. (Exhibit 2.13 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

   10.1 Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998 among the Company, Environmental Opportunities Fund, L.P., Environment Opportunities Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto. (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year-ended 1997, is incorporated herein by reference)

   10.2 Form of Indemnification Agreement. (Appendix F to the Company's Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated May 9, 1996, is incorporated herein by reference)

   10.3 Amended and Restated 1993 Stock Option Plan dated August 5, 1996. (Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-18029), dated September 30, 1998, is incorporated herein by reference).

   10.4 6% Promissory Note made by Custom Poultry to Organi-Gro and the Company in the principal amount of $1,152,381, dated April 1, 1997. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference)

   10.5 Guaranty of Tony D. Childers ("Childers") for 6% Promissory Note made by Custom Poultry to Organi-Gro, dated April 1, 1997. (Exhibit
           10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference)

  10.6 6% Promissory Note made by Hodges to Organi-Gro and the Company in the principal amount of $308,203, dated April 1, 1997. (Exhibit
           10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference)

  10.7 Guaranty of Childers and Jack Hodges for 6% Promissory Note made by Hodges to Organi-Gro, dated April 1, 1997. (Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference)

  10.8 Credit Agreement entered into among Synagro Technologies, Inc., various financial institutions, and Bank of America national Trust and Savings Association, dated as of October 7, 1998; First Amendment to Credit Agreement dated as of November 2, 1998; Second Amendment to Credit Agreement dated as of November 13, 1998; Assignment Agreement dated as of December 4, 1998. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

  10.9 Agreement and Plan of Merger, dated October 20, 1999, by and among Synagro Technologies, Inc., RESTEC Acquisition Corp., New England Treatment Company Inc., Paul A. Toretta, Frances A. Guerrera, Frances
           A. Guerrera, as executrix of the Estate of Richard J. Guerrera, and Frances A. Guerrera and Robert Dionne, as Co-Trustee of the Richard
           J. Guerrera Revocable Trust under Agreement dated November 2, 1998, as amended by that certain Letter Amendment dated January 7, 2000 and that certain Second Amendment to Agreement and Plan of Merger dated January 26, 2000. (Exhibit 2.1, 2.3 and 2.4 to the Company's Current Report on Form 8-K, dated February 11, 2000, are herein incorporated by reference)

  10.10 Purchase and Sale Agreement, dated October 20, 1999, by and among Synagro Technologies, Inc., Paul A. Toretta, Eileen Toretta, as Trustee of the Paul A. Toretta 1998 Grant, Frances A. Guerrera, Frances A. Guerrera, as executrix of the Estate of Richard
           J. Guerrera, and Frances A. Guerrera and Robert Dionne, as Co-Trustees of the Richard J. Guerrera Revocable Trust under Agreement dated November 2, 1998, as amended by that certain Letter Amendment dated January 7, 2000 and that certain Second Amendment to Purchase and Sale Agreement and dated January 26, 2000. (Exhibit 2.2,
           2.3 and 2.5 to the Company's Current Report on Form 8-K, dated February 11, 2000, are herein incorporated by reference)

  10.11 Purchase Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Fund VII, L.P. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.12 Professional Services Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Fund VII, L.P. (Exhibit
           2.7 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.13 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and Ross M. Patten. (Exhibit
           2.8 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.14 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and Mark A. Rome. (Exhibit
           2.9 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.15 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and Alvin L. Thomas, II. (Exhibit 2.10 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.16 Employment Agreement, dated May 10, 1999, by and between Synagro Technologies, Inc. and J. Paul Withrow. (Exhibit 2.11 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.17 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and J. Paul Withrow. (Exhibit
           2.12 to the Company's Current Report on Form 8-K, dated
           February 17, 2000, is herein incorporated by reference)

  10.18 Monitoring Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Capital Partners, L.P. (Exhibit 2.15 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.19 Senior Subordinated Loan Agreement, dated January 27, 2000, by and among Synagro Technologies, Inc., certain subsidiary guarantors and GTCR Capital Partners, L.P. (Exhibit 2.2 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.20 Amended and Restated Credit Agreement, dated January 27, 2000, by and among Synagro Technologies, Inc., Bank of America, N.A., Canadian Imperial Bank of Commerce, and certain other lenders. (Exhibit 2.3 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference)

  10.21 Stock Purchase Agreement, dated October 20, 1999, by and among Synagro Technologies, Inc., Christopher J. Schrader and Kathleen Schrader. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 22, 2000, is herein incorporated by reference)

 *10.22 First Amendment to Senior Subordinated Loan Agreement dated March 6, 2000 by and among Synagro Technologies, Inc., Bank of America, N.A., Canadian Imperial Bank of Commerce, and various financial institutions.

 *21.1     Subsidiaries of Synagro Technologies, Inc.

 *23.1     Consent of Arthur Andersen LLP

 *27.1     Financial Data Schedule.

------------------

 *  Filed herewith.