Form 10-K405/A
period 1999-12-31
SYNAGRO TECHNOLOGIES INC
filed 2000-04-28
CIK 895565

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the Company's current directors and executive officers:


                                                                                                 DIRECTOR / OFFICER
    NAME                                      POSITION                                 AGE             SINCE
    ----                                      --------                                 ---       ------------------
Ross M. Patten                         Director, Chief Executive Officer                56              1998
                                       and Chairman of the Board

Randall S. Tuttle                      Chief Operating Officer and                      36              2000
                                       President

Paul C. Sellew                         Executive Vice President Technical               42              1998
                                       Services and Project Development

Mark A. Rome                           Executive Vice President and                     33              1998
                                       Chief Development Officer

Alvin L. Thomas II                     Executive Vice President and                     34              1998
                                       General Counsel

J. Paul Withrow                        Executive Vice President and Chief               34              1999
                                       Financial Officer

Kenneth Ch'uan-k'ai Leung              Director                                         55              1998

Alfred Tyler II                        Director                                         57              1998

Gene Meredith                          Director                                         58              1998

David A. Donnini                       Director                                         35              2000

Vincent J. Hemmer                      Director                                         31              2000

ROSS M. PATTEN was appointed by the Board of Directors to Chief Executive Officer in February 1998, and was elected to the position of Chairman of the Board of Directors in August 1998. Prior to joining the Company, Mr. Patten enjoyed a successful 17 year career at Browning - Ferris Industries Inc., where he last served as divisional vice president - - corporate development. He also served as executive vice president for development of Wheelabrator Technologies, a Waste Management, Inc subsidiary, and director and vice president - - business development at Resource NE, Inc. prior to its acquisition by Waste Management, Inc. Mr. Patten was a founder, principal and managing director of Bedford Capital, an investment firm specializing in environmental companies, and of Bedford Management, which provides consulting services to publicly held waste management and environment related companies in the areas of growth and acquisition strategy formation and implementation.

RANDALL S. TUTTLE was appointed President and Chief Operating Officer of Synagro in January 2000. Prior to joining Synagro, Mr. Tuttle served as President of AMSCO, Inc., the leading provider of residuals management, recycling and land application services in the Southeastern United States. Mr. Tuttle joined Synagro in connection with the acquisition of AMSCO in April of 1999 and became a Regional Vice President responsible for all of Synagro's operations in the Southeast. Mr. Tuttle is a 1985 graduate of Duke University with degrees in Political Science and Economics.

PAUL C. SELLEW was appointed Executive Vice President Technical Services and Project Development in January 2000; Mr. Sellew had acted as President and Chief Operating Officer for the Company since 1998. Mr. Sellew has extensive experience in organic materials management. He was the founder and former President and Chairman of the Board at Earthgrow, Inc., the second largest commercial composting company in the country prior to its sale in February 1998. In addition, Mr. Sellew's business ventures include International Process Systems (IPS), Inc. a composting technology company, and ALLGro Inc., a composting marketing company, both of which were sold to Wheelabrator Technologies, Inc. in 1991.

MARK A. ROME was appointed Executive Vice President and Chief Development Officer during 1998. Mr. Rome, an attorney and CPA, joined from Sanders Morris Mundy, an investment banking firm specializing in industry consolidations. He previously practiced tax and corporate law at Fulbright & Jaworski, an international law firm headquartered in Houston. Mr. Rome received his law degree from the University of Texas School of Law and a Master's in Professional Accounting from the University of Texas Graduate School of Business.

ALVIN L. THOMAS II was appointed Executive Vice President and General Counsel during 1998. Mr. Thomas practiced law with the national law firm Littler Mendelson, P.C. prior to joining Synagro. Mr. Thomas has also practiced law with the international law firm of Fulbright & Jaworski, LLP. Mr. Thomas received his law degree from the University of Pittsburgh School of Law and a LL.M. in Taxation from New York University School of Law. His legal background is broad-based with emphasis in tax law, employment law, corporate law and litigation.

J. PAUL WITHROW was appointed Executive Vice President and Chief Financial Officer during 1999. Mr. Withrow was previously Vice President and Chief Accounting Officer of Integrated Electrical Services, Inc., which is a leading national provider of electrical contracting and maintenance services. Prior to that, Mr. Withrow was a Senior Audit Manager at Arthur Andersen L.L.P. Mr. Withrow is a Certified Public Accountant and received his Bachelor of Business Administration in Accounting from the University of Houston.

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

ALFRED TYLER II, currently a Director of US Liquids, Inc., has been associated with the environmental services industry for over 20 years, serving most recently as President and CEO of Enviro-Gro Technologies until that provider of biosolids management services was sold in 1992 to Wheelabrator Technologies Inc. Mr. Tyler also heads a private investment company, is President of a landfill and construction company, and is Managing Director of Bedford Capital Corp., a New York environmental consulting firm.

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

DAVID A. DONNINI is currently a Principal with GTCR. He previously worked as an associate consultant with Bain & Company. Mr. Donnini earned a BA in Economics summa cum laude, Phi Beta Kappa with distinction from Yale University and an MBA from Stanford University where he was the Robichek Finance Award recipient and an Arjay Miller Scholar. Mr. Donnini is a director of various companies including American Sanitary, Cardinal Logistics Management, FutureNext Consulting, U.S. Aggregates, and U.S. Fleet Services.

VINCENT J. HEMMER is currently a Vice President with GTCR. Mr. Hemmer previously worked as a consultant with The Monitor Company. He earned a BS in Economics, magna cum laude, and was a Benjamin Franklin Scholar at The Wharton of the University of Pennsylvania. Mr. Hemmer received his MBA from Harvard University. Mr. Hemmer serves as a director of several companies including Hawkeye Communications and Global Passenger Services.

EXECUTIVE OFFICER TENURE

The executive officers of the Company serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the annual meeting of stockholders. Messrs. Patten, Rome, Withrow and Thomas have employment agreements beginning in January 27, 2000, which always have a remaining term of twenty-four months until the agreement is terminated. Mr. Sellew has an employment agreement effective February 19, 1999 with a term of twenty-four consecutive months.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity Securities, to file reports of ownership with the Securities and

Exchange Commission (the "Commission"). With respect to the year ended December 31, 1999, the Company believes that all requirements applicable to the Company's executive officers, directors and 10% shareholders have been met.

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for services to the Company for the periods indicated of each individual who (i) was the chief executive officer or (ii) was paid salary and bonus in excess of $100,000 ("collectively the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM COMPENSATION
                                                                                               ----------------------------
                                                               ANNUAL COMPENSATION                                STOCK
                                                      -------------------------------------    RESTRICTED     OPTION AWARDS
NAME AND PRINCIPAL POSITION                           YEAR    SALARY      BONUS      OTHER        STOCK          (SHARES)
                                                      ----   --------     -----    --------    ----------     -------------
Ross M. Patten (1) ............................       1999   $150,000      --      $  9,600         --           150,000
Chief Executive Officer and                           1998   $134,038      --            --         --           485,000
Chairman of the Board of Director                     1997         --      --            --         --                --

Paul Sellew ...................................       1999   $111,250      --      $  6,000         --                --
President, Chief Operating Officer                    1998   $  7,917      --            --         --           300,000
                                                      1997         --      --            --         --                --

Mark Rome .....................................       1999   $120,000      --      $  6,000         --            90,000
Executive Vice President and                          1998   $ 89,833      --            --         --           240,000
Chief Development Officer                             1997         --      --            --         --                --

Alvin Thomas ..................................       1999   $120,000      --      $  6,000         --            10,000
Executive Vice President and General Counsel          1998   $ 27,769      --            --         --           200,000
                                                      1997         --      --            --         --                --

(1) Served as President and Chief Executive Officer from February 1998 until November 1998 and thereafter as Chief Executive Officer. Additionally has served as Chairman of the Board of Directors since August 1998.

EMPLOYMENT AGREEMENTS

Messrs. Patten, Rome and Thomas are employed by the Company under employment agreements effective February 19, 1999, and amended January 27, 2000, which always have a remaining term of twenty-four months until the agreement is terminated. The annual salary under the respective employment agreements is $225,000 per year for Mr. Patten and $175,000 per year for Messrs. Rome and Thomas. Additionally, Messrs. Patten, Rome and Thomas may be entitled to such bonus awards up to 50% of base salary as may be approved by the Board of Directors, and are entitled to participate in any applicable profit-sharing, stock option or similar benefit plan. The agreements contain confidentiality and non-compete provisions.

Mr. Sellew is employed by the Company under an employment agreement effective February 19, 1999, for a duration of twenty-four months. The annual salary under the employment agreement is $120,0000. Additionally, Mr. Sellew may be entitled to such bonus awards as may be approved by the Board of Directors, and is entitled to participate in any applicable profit-sharing, stock option or similar benefit plan. The employment agreement automatically renews for successive twenty-four month periods annually, unless terminated by prior written notice. If employment is terminated without cause, Mr. Sellew is entitled to a severance payment equal to 200% of the sum of his annual salary and bonus for the proceeding year. The agreement contains confidentiality and non-compete provisions. The employment agreement contains a provision vesting any unvested stock options upon a Change of Control. The Change of Control provision has been waived for certain transactions.

On January 27, 2000, the Company and each of Ross M. Patten, Mark A. Rome and Alvin L. Thomas, II entered into an Agreement Concerning Employment Rights ("Employment Rights Agreements"). The Employment Rights Agreements provide that in the event that (i) Executive's employment is terminated by the Company for any reason other than Cause (as defined), death or disability, (ii) Executive terminates his employment with the Company for Good Reason (as defined), or
(iii) a Change in Control occurs, then the Executive shall have the right to receive an option payment from the Company. In satisfying this obligation, the Company shall at its option (x) issue options to purchase a certain number registered shares of the Company's common stock ("Base Option Amount") at an exercise price of $2.50 per share, which shall be fully vested and non-transferable, and shall expire 90 days from the date of issue, (y) issue registered shares of the Company's common stock equal to the result of (A) the product of the Base Option Amount, multiplied by the fair market value per share of the Company's common stock less $2.50 ("Stock Value"), divided by (B) the fair market value per share of the Company's common stock, or (z) a cash payment equal to the stock less Stock Value. The Base Option Amount for Mr. Patten is 950,000 shares, and the Base Option Amount for Messrs. Rome and Thomas is 450,000 shares. These Executives would be required to forfeit these existing vested and unvested stock options if this payment has been made by the Company Messrs. Patten, Rome & Thomas, have options to purchase stock totaling 655,000, 330,000 and 210,000 respectively.

OPTION GRANTS

The following table sets forth certain information with respect to stock options granted to the Named Executives during 1999.

                                           INDIVIDUAL GRANTS (2)                      POTENTIAL REALIZABLE VALUE
                          -----------------------------------------------------         AT ASSUMED ANNUAL RATES
                                    PERCENT OF TOTAL                               APPRECIATION FOR OPTION TERM (1)
                          OPTIONS   OPTIONS GRANTED TO    EXERCISE   EXPIRATION   --------------------------------
        NAME              GRANTED   EMPLOYEES IN YEAR       PRICE       DATE          5%                    10%
--------------------      -------   ------------------    --------   ----------   ----------            ----------
Ross M. Patten            150,000         23.7%           $   6.31     6/29/09    $  595,249            $1,508,477

Paul C. Sellew                 --           --                  --          --            --                    --

Mark A. Rome               90,000         14.3%           $   6.31     6/29/09    $  357,149            $  905,086

Alvin L. Thomas            10,000          1.6 %          $   6.31     6/29/09    $   39,683            $  100,565

(1) Potential values stated are a result of using the Commission's method of calculation of 5% and 10% appreciation in value from the date of grant to the end of the option term. Such assumed rates of appreciation and potential realizable values are not necessarily indicative of the appreciation, if any, that may be realized in future periods.

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

OPTION EXERCISES AND YEAR-END VALUES

The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for each of the Named Executives held by them at December 31, 1999. Of the Named Executives, none exercised stock options during 1999.

                                                                                                    VALUE OF UNEXERCISED
                                                              NUMBER OF UNEXERCISED               IN-THE-MONEY OPTIONS AT
                                                           OPTIONS AT DECEMBER 31, 1999             DECEMBER 31, 1999(1)
                         SHARES ACQUIRED       VALUE       -----------------------------     -------------------------------
      NAME                ON EXERCISE        REALIZED      EXERCISABLE     UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
      ----               ---------------     --------      -----------     -------------     -----------       -------------
  Ross M. Patten                --              --             373,445           261,555     $   525,679       $     262,446
  Paul C. Sellew                --              --             200,000           100,000     $   395,000       $     197,500
  Mark A. Rome                  --              --             190,000           140,000     $   286,667       $     143,333
  Alvin L. Thomas               --              --             136,667            73,333     $   250,000       $     125,000

(1) Value of in-the-money options calculated based on the closing price per share of the common stock on December 31, 1999 ($4.875 per share) as reported by the NASDAQ Small Cap Market.

BOARD STRUCTURE AND COMPENSATION

The Company's operations are managed under the broad supervision and direction of the board of directors, which has the ultimate responsibility for the establishment and implementation of the Company's general operating philosophy, objectives, goals and policies. Each director who is not otherwise compensated by the Company for service as an officer of the Company is paid for travel expenses, if any. Directors are compensated $1,000 for attendance at each board committee meeting and $2,000 for each board meeting. Additionally, upon their initial appointment or election, a grant of an option to acquire 50,000 shares of common stock, which vests 16,667 upon grant and 16,666 shares on each of the first and second anniversaries of the date of the grant, is awarded. Each board member has the right to elect to receive options in lieu of cash compensation for board and committee meeting attended, at an exercise price equal to market value of the common stock on the trading day immediately preceding the date of the meeting. During 1999, the board granted 25,432 options to Mr. Leung, 25,432 to Mr. Meredith and 25,432 to Mr. Tyler.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock at April 20, 2000, by each stockholder that is known by the Company to own beneficially more than 5% of the outstanding common stock.

                                                    NUMBER OF               PERCENT
             NAME OF PERSON                          SHARES                OF CLASS
             --------------                         ---------              --------

             GTCR Golden Ranier, LLC                10,013,440 (3)          34.0%
             6100 Sears Tower
             Chicago, IL 60606

             James A. Jalovec                        1,947,860 (1)           9.7%
             2841 South 5th Court
             Milwaukee, WI 53207


             Randall S. Tuttle                       1,657,377               8.5%
             1900 Virginia Road
             Winston-Salem, NC 27107

             James Rosendall                         1,400,001               7.2%
             323 Martindale Street
             Sparta, MI 49345

             GroWest, Inc.                           1,475,323               7.6%
             114 Business Center Drive
             Corona, CA 91720

             Kenneth Ch'uan-k'ai Leung               1,278,167 (2)           6.7%
             126 E. 56th Street, 24th Floor
             New York, NY 10022

             Bill E. Tuttle                          1,194,668               6.2%
             711 East Twain Avenue
             Las Vegas, NV 89109

(1)  Includes 221,332 exercisable options as of April 20, 2000.

(2) Includes shares of 1,112,125 and 137,875 held by the Environmental Opportunities Fund L.P. and Environmental Opportunities Fund (Cayman) L.P. respectively, where Mr. Leung is Chief Investment Officer.

(3) Represents 25,033.6 shares of Series D Redeemable Preferred Stock convertible into 10,013,440 shares of common stock.

MANAGEMENT STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of the Company's common stock at April 20, 2000, by (i) all directors, (ii) the Chief Executive Officer and other executive officers and (iii) all directors and executive officers as a group.

                                                                      NUMBER OF           PERCENT
NAME OF PERSON                                                        SHARES (1)          OF CLASS
--------------                                                      -------------       ------------
Ross M. Patten ..................................................      534,950             2.7%
Randall S. Tuttle ...............................................    1,657,377             1.0%
Paul C. Sellew ..................................................      200,000             1.0%
Mark A. Rome ....................................................      203,333               *
Alvin L. Thomas II ..............................................      136,667               *
J. Paul Withrow .................................................       66,667               *
Kenneth Ch'uan-k'ai Leung (2) ...................................    1,309,021(2)          6.7%
Gene Meredith ...................................................       42,384               *
Alfred Tyler II .................................................       42,260               *
David A. Donnini ................................................   10,013,440(3)         34.0%
Vincent J. Hemmer ...............................................           --               *

All directors and executive officers as a group (11 persons) ....   14,206,099(4)         46.3%

* Less than 1% of outstanding shares.

(1) Includes shares underlying vested stock options, as follows: Mr. Patten- -534,950; Mr. Sellew- -200,000; Mr. Rome- -203,333; Mr. Thomas- -136,667;
     Mr. Withrow- -66,667; Mr. Leung- -58,873; Mr. Tyler II - -25,444; and Mr.
     Meredith - -42,236.

(2) Includes shares of 1,112,125 and 137,875 held by the Environmental Opportunities Fund L.P. and Environmental Opportunities Fund (Cayman) L.P. respectively, of which Mr. Leung is Chief Investment Officer.

(3) Includes 10,013,440 shares underlying Series D Preferred Stock held by GTCR, of which Mr. Donnini is a principal.

(4)  Includes (without duplication) all shares referred to above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into the following transactions with James A. Jalovec and GroWest, Inc., the prior owners of certain purchased companies or their affiliates.

The Company issued notes in the amount of $6,454,750 to prior owners of certain purchased companies as partial consideration of the acquisition price. These notes had a balance of $2,845,522 at December 31, 1999. The terms of the outstanding notes include varying principal installments starting August 1998 and continuing through November 2000 and annual interest rates of 7% to be paid quarterly. The notes have no financial covenants. The note related to the Recyc acquisition with a balance of approximately $2,212,000 at December 31, 1998, may be offset if certain postclosing conditions are not met. No adjustments have been made as of December 31, 1999. Additionally, the Company has notes to prior owners relating to non-compete agreements; these notes have a balance of $200,000 at December 31, 1999. The notes are paid in varying installments and have an annual imputed interest rate of 9%. These notes have no financial covenants.

Concurrent with certain acquisitions, the Company entered into various agreements with prior owners to lease land and buildings used in the Company's operations. The terms of the lease range from three years to thirty years and provide for certain escalations in rental expense. One such lease which expires in 2028 has an option to terminate upon 30 days notice in the event a conditional use permit (as defined in the agreement) relating to the leased land expires. Additionally, the Company has a five year option to purchase such leased property for $2,250,000, which expires in 2003. Currently, the Company pays rent in the amount of $36,000 per annum for the first three years and $192,000 per annum thereafter on the lease. The charges for the lease costs are being expensed on a straight-line basis. Included in 1999 rent expense was approximately $326,000 of rent paid to related parties.

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

                           SYNAGRO TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        COMMON STOCK              ADDITIONAL
                                                        ------------               PAID-IN        ACCUMULATED
                                                    SHARES          AMOUNT         CAPITAL          DEFICIT          TOTAL
                                                    ------          ------         -------          -------          -----

BALANCE, December 31, 1996....................     7,355,435       $  14,712     $22,769,380     $(18,919,359)      $3,864,733

      Redemption of warrants, net.............     1,324,243           2,648       2,947,412               --        2,950,060
      Shares exchanged in repayment of
       notes receivable.......................       (74,372)           (149)       (212,867)              --         (213,016)
      Exercise of options.....................         5,000              10           9,990               --           10,000
      Net income..............................            --              --              --        1,115,721        1,115,721
                                                  ----------       ---------     -----------     ------------      -----------
BALANCE, December 31, 1997....................     8,610,306          17,221      25,513,915      (17,803,638)       7,727,498

      Shares issued in acquisitions...........     4,152,981           8,306      23,773,983               --       23,782,289
      Conversion of preferred stock...........     1,458,335           2,916       3,429,968               --        3,432,884
      Issuance of warrants....................            --              --         200,000               --          200,000
      Preferred stock dividends...............            --              --       3,514,585       (3,934,585)        (420,000)
      Exercise of options and warrants........        30,084              60          63,422               --           63,482
      Net loss................................            --              --              --         (537,418)        (537,418)
                                                  ----------       ---------     -----------     ------------      -----------
BALANCE, DECEMBER 31, 1998....................    14,251,706          28,503      56,495,873      (22,275,641)      34,248,735
                                                  ----------       ---------     -----------     ------------      -----------

      Shares issued in acquisitions...........     3,044,784           6,090       9,018,123               --        9,024,213
      Exercise of options and warrants........       396,999             795         892,735               --          893,530
      Net income..............................            --              --              --        1,148,013        1,148,013
                                                  ----------       ---------     -----------     ------------      -----------
BALANCE, DECEMBER 31, 1999....................    17,693,489       $  35,388     $66,406,731     $(21,127,628)     $45,314,491
                                                  ==========       =========     ===========     ============      ===========






              The accompanying notes are an integral part of these
                      consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                 1999             1998             1997
                                                                                 ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) before preferred stock dividends...................   $ 1,148,013      $  (537,418)     $ 1,115,721
        Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities-
          Depreciation....................................................     2,913,260        1,856,866        1,610,268
          Amortization....................................................     1,602,714          667,845          228,895
          Loss on assets held for sale and other
          credits.........................................................            --         (251,476)        (721,286)
          Gain on sale of property, machinery and equipment...............      (151,426)        (145,333)        (251,470)
          Other...........................................................            --               --         (113,133)
     Increase in the following, excluding
     the effects of acquisitions-
                Accounts receivable.......................................    (3,674,251)        (596,818)      (1,466,866)
                Prepaid expenses and other current assets.................    (1,871,724)        (161,355)      (1,124,110)
                Other assets..............................................    (2,108,530)        (338,832)        (118,950)
     Increase (decrease) in the following, excluding
     the effects of acquisitions-
                Accounts payable and accrued expenses.....................     3,339,810         (787,629)          (9,482)
                                                                             -----------      -----------      -----------
            Net cash provided by (used in) operating
            activities....................................................     1,197,866         (294,150)        (850,413)
                                                                             -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired.........................   (13,802,090)      (9,411,182)              --
     Purchase of property, machinery and equipment........................    (4,043,026)      (2,557,826)      (1,634,722)
     Proceeds from sale of property, machinery and equipment                   1,103,463        2,081,026          456,564
     Sales of short-term investments, net.................................            --           64,504          495,496
     Proceeds from notes receivable.......................................       425,627          138,999          121,286
                                                                             -----------      -----------      -----------

            Net cash used in investing activities.........................   (16,316,026)      (9,684,479)        (561,376)
                                                                             -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt...................................................    19,274,802        8,419,768        1,360,945
     Payments on debt.....................................................    (5,964,907)      (1,049,492)      (3,301,330)
     (Increase) decrease in restricted cash...............................       680,530         (334,344)            (950)
     Preferred stock dividend.............................................            --         (420,000)              --
     Redemption of warrants, net..........................................            --               --        2,950,060
     Issuance of preferred stock, net of offering costs...................            --        3,432,884               --
     Exercise of options and warrants.....................................       893,530           63,482           10,000
                                                                             -----------      -----------      -----------
            Net cash provided by financing
            activities....................................................    14,884,081       10,112,298        1,018,725
                                                                             -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................      (234,079)         133,669         (393,064)
CASH AND CASH EQUIVALENTS, beginning of year..............................       414,712          281,043          674,107
                                                                             -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, end of year....................................   $   180,633      $   414,712      $   281,043
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

SUBORDINATED DEBT

On January 27, 2000 the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTRC Capital. The loans bear interest at an annual rate of 12% paid quarterly and provide warrants which are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full January 27, 2008. The agreements contain certain general and financial covenants. As of March 27, 2000, the Company has incurred $21,904,000 of indebtedness under the terms of the agreement which was used to partially fund 2000 Acquisitions. Warrants to acquire 3,129.201 shares of Series C Redeemable Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised by GTCR. (See note (8))

REVENUE BONDS

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

CAPITAL LEASES

The Company operates under lease agreements, which are accounted for as capital leases. The capitalized costs and accumulated depreciation of equipment under capital leases were as follows:

                                                   ASSET BALANCES AT
                                                     DECEMBER 31,
                                             ------------------------------
                                                 1999              1998
                                             ------------      ------------
   Equipment                                 $  1,054,825      $    391,370

   Less:  Accumulated depreciation                140,472            61,844
                                             ------------      ------------
                                             $    914,353      $    329,526
                                             ============      ============

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of present net minimum lease payments as of December 31, 1999:

         YEAR ENDED DECEMBER 31,

         2000                                         $    213,918
         2001                                              213,918
         2002                                              120,796
         2003                                              120,796
         2004 and thereafter                               307,278

         Total minimum lease payments                      976,706

         Less:  Amount representing interest               189,931
                                                      ------------

         Present value of minimum lease payments      $    786,775
                                                      ============


  (6) INCOME TAXES --

Significant components of the Company's deferred tax liabilities and assets for federal income taxes consist of the following:

                                                                                 DECEMBER 31
                                                                       -------------------------------
                                                                           1999              1998
                                                                       -------------     -------------
Deferred tax assets-
   Net operating loss carryforwards                                    $   3,619,000     $   3,992,000
   Alternative minimum tax credit                                             40,000                --
   Accrual not currently deductible for tax purposes                         200,000           157,000
   Allowance for bad debts                                                   210,000           200,000
   Write-off of assets not currently deductible for tax purposes             447,000           520,000
   Other                                                                       2,000             1,000
                                                                       -------------     -------------
                     Total deferred tax assets                             4,518,000         4,870,000
Valuation allowance for deferred tax assets                              (3,326,000)        (4,025,000)
Deferred tax liability-

   Differences between book and tax bases of fixed assets                   (658,000)         (845,000)
   Differences between book and tax bases of goodwill                       (334,000)               --
                                                                       -------------     -------------

                     Total deferred tax liabilities                         (992,000)               --
                                                                       -------------     -------------

                     Net deferred tax asset                            $     200,000     $          --
                                                                       =============     =============

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

(7) COMMITMENTS AND CONTINGENCIES --

LEASES

The Company leases certain facilities for its corporate and operations offices under non-cancelable long-term lease agreements. Minimum annual rental commitments under these leases are as follows:

             YEAR ENDING
             DECEMBER 31,
             ------------
              2000                          $  1,161,422
              2001                               838,290
              2002                               750,580
              2003                               684,823
                 2004 and thereafter           6,387,501
                                            ------------
                                            $  9,822,616
                                            ============

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

A summary of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during those years is presented below:

                                                                                                  WEIGHTED
                                                                                                  AVERAGE
                                                        SHARES UNDER             EXERCISE         EXERCISE
                                                           OPTION              PRICE RANGE         PRICE
                                                        ------------         ---------------      --------
Options outstanding at December 31, 1996                    100,600          $ 2.00 to 10.80      $   3.57
   Granted                                                  206,000            2.00 to  3.50          2.13
   Canceled/expired                                         (29,000)           2.00 to 10.80          2.91
   Exercised                                                 (5,000)           2.00                   2.00
                                                        -----------

Options outstanding at December 31, 1997                    272,600            2.00 to 8.25           2.58
   Granted                                                  842,000            2.75 to 5.75           2.91
   Canceled/expired                                          (6,389)           2.00                   2.00
   Exercised                                                (25,438)           2.00                   2.00
                                                        -----------

Options outstanding at December 31, 1998                  1,082,773            2.00 to 8.25           2.86
   Granted                                                  354,000            3.13 to 6.31           4.13
   Canceled/expired                                         (66,778)           2.00 to 6.94           2.68
   Exercised                                                150,333            2.00 to 6.31           2.20
                                                        -----------

Options outstanding at December 31, 1999                  1,219,662            2.00 to 8.25           3.31

Exercisable at December 31, 1999                            753,669          $ 2.00 to 8.25       $   3.31
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

The following summarizes the stock option transactions of the "other" options:

                                                                                                  WEIGHTED
                                                                                                  AVERAGE
                                                        SHARES UNDER             EXERCISE         EXERCISE
                                                           OPTION              PRICE RANGE         PRICE
                                                        ------------         ---------------      --------
Options outstanding at December 31, 1996                     621,296         $  2.00              $   2.00
   Granted                                                   806,800            2.00 to 3.38          3.03
                                                         -----------

Options outstanding at December 31, 1997                   1,428,096            2.00 to 3.38          2.58
   Granted                                                 1,402,265            2.75 to 6.94          4.29
   Canceled                                                 (137,474)           3.38                  3.38
                                                         -----------

Options outstanding at December 31, 1998                   2,692,887            2.00 to 6.94          4.08
                                                         -----------
   Granted                                                   276,728            3.13 to 6.31          6.30
   Exercised                                                 (141,666)          2.00 to 6.31          2.51
   Canceled                                                 (178,668)           6.94                  6.94
                                                         -----------

Options outstanding at December 31, 1999                   2,649,281            2.00 to 6.94          4.21
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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2000.

                                            SYNAGRO TECHNOLOGIES, INC.

                                            By:      /s/ ROSS M. PATTEN
                                                     Ross M. Patten
                                                     Chairman of the Board and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 27, 2000.

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

By:   /s/ KENNETH CH'UAN-K'AI LEUNG         Director
             Kenneth Ch'uan-k'ai Leung

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