Form 10-Q
period 2000-03-31
SYNAGRO TECHNOLOGIES INC
filed 2000-05-15
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000     Commission File Number 0-21054

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


                     CLASS                      OUTSTANDING AT MAY 12, 2000
         -----------------------------          ---------------------------
         Common stock, par value $.002                  19,419,381

                           SYNAGRO TECHNOLOGIES, INC.

                                     INDEX


                                                                          PAGE
                                                                          ----
     PART I  -- FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets as of March  31, 2000
        (Unaudited) and December 31, 1999............................       3

     Condensed Consolidated Statements of Operations for the
        Three Months Ended March  31, 2000 and 1999 (Unaudited)......       4

     Condensed Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2000 and 1999 (Unaudited).......       5

     Notes to Condensed Consolidated Financial Statements............       7

     Management's Discussion and Analysis of  Financial
        Condition and Results of Operations..........................      14

     PART II -- OTHER INFORMATION....................................      20

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                  MARCH  31,      DECEMBER 31,
                                     ASSETS                                         2000              1999
                                                                                -------------    -------------
                                                                                 (UNAUDITED)
Current Assets:
  Cash and cash equivalents                                                     $   1,234,135    $     180,633
  Restricted cash, current portion                                                  2,324,102               --
  Accounts receivable, net                                                         14,388,210       11,641,160
  Notes receivable                                                                     90,082           90,131
  Prepaid expenses and other current assets                                         5,498,354        3,745,590
                                                                                -------------    -------------
          Total current assets                                                     23,534,883       15,657,514

Property, machinery & equipment, net                                               31,580,818       15,918,674

Other Assets:
  Goodwill, net                                                                   115,359,029       64,280,266
  Restricted cash, long-term portion                                                1,300,000               --
  Notes receivable, long-term portion                                                 183,396          183,396
  Other assets                                                                      7,008,017        3,132,247
                                                                                -------------    -------------
          Total assets                                                          $ 178,966,143    $  99,172,097
                                                                                =============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                         $  10,281,178    $  10,428,823
  Current portion of notes payable to prior owners                                    796,786          849,010
  Current portion of long-term debt                                                 3,545,222          398,040
                                                                                -------------    -------------
          Total current liabilities                                                14,623,186       11,675,873

Long term liabilities:
  Other liabilities-long term                                                       2,500,000               --
  Long term debt - net                                                             90,339,401       39,936,222
  Notes payable to prior owners                                                       200,000        2,245,511
                                                                                -------------    -------------
          Total long term liabilities                                              93,039,401       42,181,733

Commitments and contingencies

Redeemable Convertible Preferred Stock                                             22,365,462               --

Stockholders' Equity:
 Preferred stock, $.002 par value, 10,000,000 shares
  authorized, none issued and outstanding                                                  --               --
 Common Stock, $.002 par value, 100,000,000 shares authorized,
  19,419,381 and 17,693,489 issued and outstanding                                     38,840           35,388
  Additional and paid in capital                                                   94,138,532       66,406,731
  Accumulated deficit                                                             (45,239,278)     (21,127,628)
                                                                                -------------    -------------
          Total stockholders' equity                                               48,938,094       45,314,491
                                                                                -------------    -------------
          Total liabilities and stockholders' equity                            $ 178,966,143    $  99,172,097
                                                                                =============    =============

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2000            1999
                                                    ------------    ------------
Net sales ........................................  $ 18,666,426    $  9,060,478
Cost of services .................................    15,092,223       7,748,604
                                                    ------------    ------------
Gross profit .....................................     3,574,203       1,311,874

Selling, general and administrative
  expenses........................................     2,479,920       1,654,271
Amortization of goodwill .........................       622,514         322,651
                                                    ------------    ------------
Income (loss) from operations ....................       471,769        (665,048)

  Other income ...................................         4,258          54,902
  Interest expense ...............................    (2,089,908)       (547,306)
                                                    ------------    ------------
Other expenses ...................................    (2,085,650)       (492,404)

Loss before provision for income taxes ...........    (1,613,881)     (1,157,452)
                                                    ------------    ------------

Provision for income taxes .......................            --              --
                                                    ------------    ------------
Net loss before preferred stock dividends ........    (1,613,881)     (1,157,452)

Preferred stock dividends ........................       359,426              --
Non-cash beneficial conversion charge on
  preferred stock issuance ($1.17 per share) .....    22,138,343              --
                                                    ------------    ------------
Net loss applicable to common stock ..............  $(24,111,650)   $ (1,157,452)
                                                    ============    ============

Basic and diluted loss per share:
  Net loss per share before preferred
     stock dividends .............................  $      (0.09)   $      (0.08)
  Preferred stock dividends ......................         (0.02)             --
  Non-cash beneficial conversion charge ..........         (1.17)             --
                                                    ------------    ------------
  Net loss per common share ......................  $      (1.28)   $      (0.08)
                                                    ============    ============

Weighted average shares outstanding, basic .......    18,863,475      14,262,854
Weighted average shares outstanding, diluted .....    18,863,475      14,262,854


              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      2000            1999
                                                                                  ------------    ------------
                                                                                         (UNAUDITED)
Cash flows from operating activities:
  Loss before redeemable preferred stock
     dividends .................................................................  $ (1,613,881)   $ (1,157,542)
  Adjustments to reconcile net income (loss)
     provided by operating activities
       Depreciation and amortization ...........................................     1,682,047         912,439
       Loss (gain) on sale of equipment ........................................        (4,257)         21,815
  Change in operating assets and liabilities,
  net of effects of acquired businesses:
       Accounts receivable .....................................................     2,426,549         795,263
       Prepaid expenses and other ..............................................     1,221,862          40,631
       Accounts payable and accrued expenses ...................................    (2,223,928)       (577,929)
                                                                                  ------------    ------------
Net cash provided by operating activities ......................................     1,488,392          34,677

Cash flows from investing activities:
       Additions to property, machinery & equipment ............................      (992,563)       (796,727)
       Proceeds from sale of equipment .........................................        19,026         101,507
       Cash paid for acquired business, net of cash acquired ...................   (49,451,716)             --
       Proceeds from notes receivable...........................................            49         289,635
                                                                                  ------------    ------------
Net cash used in investing activities ..........................................   (50,425,204)       (405,585)

Cash flows from financing activities:
       Proceeds from debt ......................................................    85,821,746       4,200,000
       Payments on debt ........................................................   (50,906,470)     (3,942,200)
       Debt issuance costs .....................................................    (5,246,941)             --
       Increase in restricted cash .............................................      (547,630)             --
       Sale of redeemable preferred stock ......................................    20,743,359              --
       Exercise of options and warrants ........................................       126,250          52,500
                                                                                  ------------    ------------
Net cash provided by financing activities ......................................    49,990,314         310,300
                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents ...........................     1,053,502         (60,608)
Cash and cash equivalents, beginning of period .................................       180,633         414,712
                                                                                  ------------    ------------
Cash and cash equivalents, end of period .......................................  $  1,234,135    $    354,104
                                                                                  ============    ============


              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)


                                                             THREE MONTHS ENDED
                                                                  MARCH  31,
                                                          ------------------------
                                                             2000          1999
                                                          -----------   ----------
                                                                (UNAUDITED)
                   Supplemental Cash Flow Information

                   Interest paid during the period ...... $ 1,983,431   $  579,845
                   Taxes paid during the period .........          --           --

                   NON-CASH INVESTING AND FINANCING ACTIVITIES

During the first quarter of 2000, the Company issued an aggregate of 25,033.6 shares of Series C and Series D Preferred Stock ("Preferred Stock) with a beneficial conversion feature. The Company recognized the value of the beneficial conversion feature of $22,138,343 as a preferred stock dividend.

During the three month period ended March 31, 2000, the Company issued an aggregate of 220,898 common shares relating to cashless exercises of certain warrants and options.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Registrant ("Synagro Technologies, Inc." or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2000, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K, as amended, for the year ended December 31, 1999.

The Company is engaged in the biosolids management business throughout the United States. The Company does this through beneficial reuse of organic materials, transportation and monitoring of biosolids, and the marketing of end products from the treatment of such materials.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for financial statements beginning after June 15, 1999. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB amended SFAS No. 133 to defer its effective date to all fiscal quarters and all fiscal years beginning after June 15, 2000. The Company has not historically engaged in activities or entered into arrangements normally associated with derivative instruments. However, under the Company's amended credit facility dated January 27, 2000, the Company was required to hedge 50% of the facility in order to reduce interest rate volatility. The Company entered into a hedge agreement with Bank of America N.A. during April 2000 establishing a maximum fixed Libor rate of 6.55%. The Company is evaluating SFAS No.133 and the impact on existing accounting policies and financial reporting disclosures.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred, and upon adoption, previously deferred costs should be charged as a cumulative effect of a change in accounting principle. The adoption of this standard did not have a material effect on the Company's consolidated financial position or results of operations.

(2) ACQUISITIONS

1999 ACQUISITIONS

In 1999, the Company purchased Anti-Pollution Associates, Inc. and D&D Pumping, Inc., Vital Cycle, Inc. and AMSCO, Inc. (collectively, the "1999 Acquisitions"). The 1999 acquisitions were recorded using the purchase method of accounting. The balance sheet at March 31, 2000 includes a preliminary allocation of the purchase price and is subject to final adjustment, which management believes will not be material. The preliminary allocation resulted in approximately $19,700,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to the 1999 acquisitions are summarized as follows:

         Common stock shares issued...................     3,044,784
                                                        ============
         Value of common stock issued.................  $  9,024,000
         Cash paid including transaction costs,
         net of cash acquired.........................    13,802,000
         Less: Historical net assets acquired.........     3,126,000
                                                        ------------
         Goodwill ....................................  $ 19,700,000
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

2000 ACQUISITIONS

During the three month period ended March 30, 2000, the Company purchased Residual Technologies, Limited Partnership and its affiliates (collectively "RESTEC"), Ecosytematics, Inc., Davis Water Analysis, Inc., AKH Water Management, Inc., Rehbein, Inc; and certain assets and contracts of Whiteford Construction Company (collectively, the "2000 Acquisitions"). In connection with the purchase of RESTEC, the former owners are entitled to receive up to an additional $12.0 million over the next eight years if certain performance targets are met. In connection with the purchase of Rehbein, Inc., the former owners are entitled to receive up to an additional $2.0 million over the next three years if certain performance targets are met. Additionally, the Company assumed approximately $13.4 million, net of cash reserves, of municipal bonds in connection with the acquisition of RESTEC. The bonds are currently in default due to violations in change in control provisions and certain other financial covenants. Accordingly, the bonds are subject to redemption by the bondholders. The bonds also contain a provision whereby RESTEC can defease the bonds and be released from all future obligations by placing an equivalent amount of U.S. Securities with the bonds trustee. The Company is in the process of defeasing the bonds and has $13.5 million of availability under its amended Senior Credit Agreement reserved for defeasance. The 2000 acquisitions were accounted for using the purchase method of accounting. The preliminary allocation of the purchase prices resulted in approximately $51,453,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to the 2000 Acquisitions are summarized as follows:

           Common stock shares issued..................    1,325,000
                                                        ============
           Value of common stock issued................ $  5,471,000
             Cash paid including transaction costs,
             net of cash acquired......................   49,914,000
           Less: Historical net assets acquired........    3,932,000
                                                        ------------
           Goodwill.................................... $ 51,453,000
                                                        ============

The following unaudited pro forma information for the periods set forth below gives effect to the 1999 Acquisitions and 2000 Acquisitions as if they had occurred at the beginning of 1999. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of actual results, which might have occurred if the acquisitions had been made at the beginning of the periods presented.


                                                           THREE MONTHS ENDED
                                                               MARCH  31,
                                                              (UNAUDITED)
                                                      -----------------------------
                                                           2000            1999
                                                      -------------    ------------
Net sales ..........................................  $  22,464,724    $ 19,922,570
Net income (loss) before Preferred Stock Dividends..     (1,452,159)         (3,879)
Net earnings (loss) applicable to Common Stock .....  $ (23,724,468)   $     (3,879)
Net earnings (loss) per share.......................
     Basic .........................................  $       (1.23)   $       0.00
     Diluted .......................................  $       (1.23)   $       0.00


(3) PREFERRED STOCK

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock which may be issued in one or more series or classes by the Board of Directors of the Company. Each such series or class shall have such powers, preferences, rights and restrictions as determined by resolution of the Board of Directors. Series A Junior Participating Preferred Stock will be issued upon exercise of the Stockholder Rights described below.

SERIES C REDEEMABLE PREFERRED STOCK

On January 26, 2000 the Company authorized 30,000 shares of Series C Preferred Stock, par value $.002 per share. Upon approval by a majority of the Company's shareholders and certain other conditions in March 2000, the Series C Preferred Stock became convertible into Series D Preferred Stock at a rate of 1:1. The Series C Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series C Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series C Preferred Stock shall accrue on a daily basis at the rate of 8% per annum on aggregate Liquidation Value plus accrued and unpaid dividends. The Series C Preferred Stock has no voting rights. Shares of Series C Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On January 27, 2000 the Company issued 17,358.824 shares of Series C Preferred Stock, par value $.002 per share, to GTCR Fund VII, L.P. and its affiliates for $17,358,824. On February 4, 2000 the Company issued 419.4 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $419,400. On March 24, 2000 the Company issued 225.000 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $225,000. On March 27, 2000 the Company issued 1,260.000 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $1,260,000. The proceeds were used primarily to fund the 2000 Acquisitions. The Company also issued warrants to GTCR for a nominal price in connection with the issuance of subordinated debt, which warrants were immediately converted into 272.058 shares of Series C Preferred Stock.

SERIES D REDEEMABLE PREFERRED STOCK

On January 26, 2000 the Company authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. The series D Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by (i) the sum of
(a) the number of shares to be converted multiplied by the Liquidation Value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series D Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series D Preferred Stock shall accrue on a daily basis at the rate of 8% per annum on the aggregate Liquidation Value. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On January 27, 2000 the Company issued 2,641.176 shares of Series D Preferred Stock, par value $.002 per share, to GTCR Fund VII, L.P. and its affiliates for $2,641,176. The proceeds were used primarily to fund the 2000 Acquisitions. The Company also issued warrants to GTCR for a nominal price in connection with the issuance of subordinated debt, which warrants were immediately converted into 2,857.143 shares of Series D Preferred Stock.

NON-CASH BENEFICIAL CONVERSION

The Series D Preferred Stock (including Series C Preferred Stock that is convertible into Series D Preferred Stock - see above, and the warrants issued in connection with the subordinated debt, which were converted into Series C Preferred Stock and Series D Preferred Stock - see note 5) is convertible into shares of the Company's common stock at $2.50 per share. This conversion feature was below the market price at the time of issuance. The Company recognized the value of this beneficial conversion feature of approximately $22,000,000 as a preferred stock dividend at the time of issuance. The value of such preferred stock dividend has no impact on the Company's cash flows, but reduces basic and diluted earnings applicable to holders of Common Stock. Additionally, future issuances of Series D Preferred Stock and warrants related to subordinated debt (see note 5) may result in non-cash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value is higher than the conversion price.

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

In connection with the issuance of the Series C Preferred Stock and Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, the Board of Directors waived the application of the rights plan.

(5) DEBT

CREDIT FACILITY

On October 7, 1998, the Company obtained a $40 million bank credit facility (the "Facility"). The Facility was used to retire certain debt payable to various individuals and financial institutions. The Facility is secured by substantially all of the Company's assets.

The Facility was due to expire October 5, 2001, and bore interest at the bank eurodollar or reference rate plus a margin based upon a pricing schedule per the Facility agreement. The Facility was subject to a borrowing base equal to 3.75 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing twelve months calculation, as defined in the Facility, less funded debt as defined (which included notes payable to prior owners, which could be refinanced through the Facility).

The Facility required the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibited the payments of cash dividends, limited the issuance of indebtedness and required the Company to comply with certain financial covenants, including a minimum net worth requirement, maximum senior and total debt to pro forma EBITDA and interest coverage ratio.

On January 27, 2000 the Company entered into a $110 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A. and certain other lenders to fund working capital for acquisitions, to refinance existing debt (including the Facility), to fund capital expenditures and other general corporate purposes. The Senior Credit Agreement bears interest at Libor or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement. The Senior Credit Agreement was subsequently syndicated on March 15, 2000 to a banking group, and the capacity was increased to $120 million. The loan commitments under the Senior Credit Agreement are as follows:

         (i.)    Revolving Loans up to $20,000,000 outstanding at any one time;

         (ii.) Term A Loans of up to $40,000,000 were available until April 27, 2000; and $13,500,000 is available until June 26, 2000 for the repayment or defeasement of certain indebtedness assumed in connection with the Acquisition of RESTEC;

         (iii.) Term B Loans (which once repaid may not be reborrowed) of $30,000,000 made on the closing date;

         (iv.) Acquisition Loans up to $30,000,000 outstanding at any one time available on a revolving basis prior to January 27, 2001 provided that certain approvals are obtained and certain financial ratios are met; and

         (v.) Letters of credit issuable by the Company up to $15,000,000 as a subset of the Revolving Loans.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                         REVOLVING          TERM A            TERM B             ACQUISITION
                                           LOANS             LOANS             LOANS                LOANS
                                         ---------         --------          --------            -----------
Year 1.................................         --             6.56%             1.00%                     0%
Year 2.................................         --            13.75%             1.00%                  6.67%
Year 3.................................         --            15.00%             1.00%                  3.33%
Year 4.................................         --            22.50%             1.00%                 10.00%
Year 5.................................     100.00%           25.00%             1.00%                 13.33%
Year 6.................................         --            17.19%             1.00%                 66.67%
Year 6 1/2.............................         --               --             94.00%                    --
                                         ---------         --------          --------            -----------
                                            100.00%         100.00%            100.00%                100.00%
                                         =========         ========          ========            ===========


The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it was in compliance with those covenants as of May 10, 2000. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of May 10, 2000, the Company has borrowed approximately $56,500,000, ($26,500,000 of Term A Loans and $30,000,000 of Term B Loans) which was primarily used to refinance existing debt and partially fund the 2000 Acquisitions. The company is required to hedge 50% of the facility and therefore entered into a hedge agreement with Bank of America, N.A for $35,000,000 of the facility. This agreement prevents the Libor rate from exceeding 6.55%. The Company has approximately $63,500,000 available for additional borrowing under the Senior Credit Agreement at May 10, 2000.

SUBORDINATED DEBT

On January 27, 2000 the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The loans bear interest at an annual rate of 12% paid quarterly and provide warrants which are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of May 10, 2000, the Company has incurred approximately $21,904,000 of indebtedness under the terms of the agreement which was used to partially fund the 2000 Acquisitions. Warrants to acquire 3,129,201 shares of Series C Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised by GTCR.

(6) COMMITMENTS AND CONTINGENCIES

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

Azurix filed on October 29, 1999, a lawsuit in Delaware (the "Delaware Suit") seeking unspecified injunctive relief, limited declaratory relief relating to the construction of the standstill agreement and the stock subscription agreement entered into between the Company and

Azurix, and attorneys' and experts' fees. Azurix claims that Synagro toruously interfered in its negotiations with a potential acquisition candidate. The Company believes the Delaware Suit was filed by Azurix in an attempt to have the Company's dispute with Azurix tried in Delaware under a non-jury proceeding rather than in Texas under a jury proceeding. The Company filed the Texas Suit on November 1, 1999, seeking injunctive relief, actual and exemplary damages, and attorneys' fees against Azurix alleging violations of the standstill agreement and certain confidentiality agreements governing Azurix's ability to use confidential and proprietary information provided to Azurix by the Company. The exchanges of information at issue occurred during negotiations regarding a $16,000,000 and $23,000,000 investment by Azurix in the Company and a potential merger of the companies. The Company's current petition seeks injunctive relief, actual damages, exemplary damages, attorneys' fees, and costs arising from Azurix's alleged misappropriation of the Company's confidential and proprietary information. On the Company's motion, the Texas court entered a temporary restraining order on November 2, 1999 that prohibited Azurix from, among other things, consummating a contemplated acquisition of certain third-party companies that were subject to the standstill agreement, and from using information provided by the Company to Azurix during the course of their negotiations. On November 15, 1999, on Azurix's motion, the Texas court abated the Texas Suit pending a decision by the court hearing the Delaware Suit as to which of the two actions should proceed. The Company subsequently filed a motion with the Delaware court to dismiss or stay the Delaware Suit, which was granted in part by a decision of the Delaware court, on February 3, 2000, to stay the Delaware Suit pending the resolution of the Texas Suit. Azurix's efforts to appeal the Delaware court's ruling have been denied. Subsequently, the Company reactivated the Texas Suit and recently filed an amended Petition seeking additional damages against Azurix's breach of the subscription agreement.

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

On May 10, 2000, the Company prevailed at a hearing on its motion to amend the complaint to allow allegations regarding the county's action in reducing the term of the CUP. Although the Company feels that its case is meritorious, the case has not proceeded to the discovery stage and the ultimate outcome of the forgoing matters cannot be determined at this time.

OTHER

The Company currently and from time to time is subject to other claims and lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(7) EARNINGS (LOSS) PER COMMON SHARE

SFAS No. 128, "Earnings Per Share" requires dual presentation of earnings per share (EPS): basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of the calculation, outstanding stock options, warrants and redeemable preferred stock are considered common stock equivalents. Diluted per common share amounts are not applicable for loss periods. The adjusted number of shares for the three months ended March 31, 2000 and March 31, 1999, that would be increased related to stock options and preferred stock were approximately 10,939,499 and 956,358, respectively; however, diluted per share amounts are not applicable for loss periods. The following table summarizes the basic EPS and diluted EPS computations for the quarter and three months ended March 31, 2000 and 1999:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         ----------------------------
                                                             2000            1999
                                                         ------------    ------------
                                                          (Unaudited)
Net loss before preferred stock
  dividends ..........................................   $ (1,613,881)   $ (1,157,452)
Preferred stock dividend .............................        359,426              --
Non-cash beneficial conversion charge ................     22,138,343              --
                                                         ------------    ------------
Net loss applicable to common stock ..................   $(24,111,650)   $ (1,157,452)
                                                         ============    ============

Basic and diluted loss per share:
  Net loss per share before preferred
     stock dividends .................................   $      (0.09)   $      (0.08)
  Preferred stock dividends ..........................          (0.02)             --
  Non-cash beneficial conversion charge ..............          (1.17)             --
                                                         ------------    ------------
  Net loss per common share ..........................   $      (1.28)   $      (0.08)
                                                         ============    ============

Weighted average shares outstanding, basic ...........     18,863,475      14,262,854
Weighted average shares outstanding, diluted .........     18,863,475      14,262,854


(8) PROPOSED ACQUISITIONS

On April 3, 2000, Synagro Technologies, Inc. announced that it has entered into a stock purchase agreement to purchase all of the shares of Environmental Protection & Improvement Company, Inc., a wholly owned subsidiary of Compost America Holding Company, Inc. for $37.5 million payable in cash and assumed debt. The closing of this transaction and the financing is contingent upon receiving necessary consents, approvals, and releases, as well as other customary closing conditions.

On May 1, 2000, Synagro Technologies, Inc. announced that it has entered into a stock purchase agreement to acquire the Bio Gro business of Waste Management, Inc. for $201 million payable in cash and assumed debt. Synagro has obtained commitments to finance the transaction with senior debt provided by Bank of America, N. A. and a combination of senior subordinated debt and convertible preferred stock issued to GTCR Golder Rauner, LLC. The closing of this transaction and the financing is contingent upon receiving necessary consents, approvals, and releases, as well as other customary closing conditions.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical and pro forma combined financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K, as amended for the year ended December 31, 1999. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

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

HISTORICAL RESULTS AND OPERATIONS


                                                         THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------
                                                            2000              1999
                                                        ------------      ------------
Net sales .........................................     $ 18,666,426      $  9,060,478
Cost of services ..................................       15,092,223         7,748,604
                                                        ------------      ------------
Gross profit ......................................        3,574,203         1,311,874

Selling, general and administrative expenses ......        2,479,920         1,654,271
Amortization of goodwill ..........................          622,514           322,651
                                                        ------------      ------------
Income (loss) from operations .....................          471,769          (665,048)

  Other income ....................................            4,258            54,902
  Interest expense ................................       (2,089,908)         (547,306)
                                                        ------------      ------------
Other expenses ....................................       (2,085,650)         (492,404)

Loss before provision for income taxes ............       (1,613,881)       (1,157,452)
                                                        ------------      ------------

Provision for income taxes ........................               --                --
                                                        ------------      ------------
Net loss before preferred stock dividends .........       (1,613,881)       (1,157,452)
Preferred stock dividends .........................          359,426                --
Non-cash beneficial conversion charge on
  preferred stock issuance ($1.17 per share) ......       22,138,343                --
                                                        ------------      ------------
Net loss applicable to common stock ...............     $(24,111,650)     $ (1,157,452)
                                                        ============      ============



For the three month period ended March 31, 2000, net sales were approximately $18,666,000 compared to approximately $9,060,000 for the three month period ended March 31, 1999, representing an increase of approximately $9,606,000 or 106%. The increase for the three months ended March 31, 2000 relates to sales from the 1999 Acquisitions of approximately ($4,195,000) and the 2000 Acquisitions of approximately ($5,247,000) with the remaining increase resulting from higher net volumes.

Cost of operations and gross profit for the three month period ended March 31, 2000 were approximately $15,092,000 and approximately $3,574,000, respectively, compared with approximately $7,749,000 and approximately $1,312,000, respectively, for the three month period ended March 31, 1999, resulting in gross profit as a percentage of sales increasing to 19.1% in 2000 from 14.5% in 1999. The increase in gross profit for the three months ended March 31, 2000 relates to the 1999 Acquisitions of approximately ($1,172,000) and the 2000 Acquisitions of approximately ($1,571,000), partially offset by higher tip fees in the western United States and higher fuel costs nationwide. The gross profit percent increase relates to higher margins on the 2000 Acquisitions that are not impacted by seasonal weather trends.

Selling, general and administrative expenses were approximately $2,480,000 for the three month period ended March 31, 2000 compared to approximately $1,654,000 for the three month period ended March 31, 1999, representing an increase of approximately $826,000. The increase for the three months ended March 31, 2000 relates to additional selling, general and administrative costs from the 1999 Acquisitions of approximately ($47,000) and the 2000 Acquisitions of approximately ($219,000). The increase also reflects additional marketing, human resources, and other staff and other selling, general and administrative expenses at the corporate level to implement the Company's growth strategies.

Amortization of goodwill was approximately $623,000 for the three month period ended March 31, 2000 compared to approximately $323,000 for the three month period ended March 31, 1999, representing an increase of approximately $300,000. The increases relate to the 1999 Acquisitions and the 2000 Acquisitions.

Other income (expense) was approximately $4,000 for the three month period ended March 31, 2000 compared to approximately $55,000 for the three month period ended March 31, 1999, representing a decrease of approximately $51,000. The decrease relates to notes receivable collected during the three month period ended March 31, 1999 that were fully reserved. There were no such items during the three month period ended March 31, 2000.

Interest expense for the three months ended March 31, 2000 increased to $2.1 million (11.2% of revenues) from $.5 million (6.0% of revenues) for the three month period ended March 31, 1999. The increase in interest expense is attributable to additional interest on debt incurred to fund fiscal 1999 and 2000 acquisitions, higher interest costs associated with the refinancing of existing debt and issuance of subordinated debt in January 2000, in connection with the 2000 acquisitions and to a lesser extent recent increases in market interest rates.

As a result of the foregoing, a net loss of approximately $1,613,000 before preferred stock dividends, or $0.09 loss per share, was reported for the three month period ended March 31, 2000 compared to a net loss of approximately $1,157,000 before preferred stock dividends, or $0.08 loss per share, for the three month period ended March 31, 1999.

During the three month period ended March 31, 2000, the Company issued $21.9 million of preferred stock (and 3,129 warrants that were converted into preferred stock) in connection with refinancing its debt and completing the 2000 Acquisitions. This preferred stock is convertible into common stock at $2.50 per share that was below the market price of the Company's stock at the time of issuance. Financial accounting rules require that the Company record a "non-cash beneficial conversion charge" for the difference between the market price and the conversion price at the date of issuance of this preferred stock. Accordingly, the Company has recorded a non-cash beneficial conversion charge of $22.1 million during the three months ended March 31, 2000. Additionally, a preferred stock dividend of approximately $359,000 was recognized. See Note (3) herein for further discussion. There were no such dividends during 1999.

As a result of the Company's cumulative operating losses, the Company has not paid federal income tax since inception. As of March 31, 2000, the Company had net operating loss carry forwards totaling approximately $10,643,000. Utilization of the Company's net operating losses are subject to limitation under certain circumstances.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations principally through the sale of equity and debt securities, a credit facility and through funds provided by operating activities.

On January 26, 2000, the Company authorized 30,000 shares of Series C Preferred Stock, par value $.002 per share. Upon approval by a majority of the Company's shareholders and certain other conditions, the Series C Preferred Stock is convertible by the holders to Series D Preferred Stock at a rate of 1:1. The Series C Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series C Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series C Preferred Stock shall accrue on a daily basis at the rate of 8% per annum on aggregate Liquidation Value plus accrued and unpaid dividends. The Series C Preferred Stock has no voting rights. Shares of Series C Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus unpaid and accrued dividends.

On January 26, 2000, the Company authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. The Series D Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by (i) the sum of
(a) the number of shares to be converted multiplied by the Liquidation Value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share; provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series D Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series D Preferred Stock shall accrue on a daily basis at the rate of 8% per annum on aggregate Liquidation Value plus unpaid and accrued interest. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On January 27, 2000, the Company issued 17,358.824 shares of Series C Preferred Stock, par value $.002 per share, to GTCR Fund VII, L.P. and its affiliates for $17,358,824. On February 4, 2000, the Company issued 419.4 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $419,400. On March 24, 2000, the Company issued 225.000 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $225,000. On March 27, 2000, the Company issued 1,260.000 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $1,260,000. The proceeds were used primarily to fund the 2000 Acquisitions.

On January 27, 2000, the Company issued 2,641.176 shares of Series D Preferred Stock, par value $.002 per share, to GTCR Fund VII, L.P. and its affiliates for $2,641,176. The proceeds were used primarily to fund the 2000 Acquisitions.

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

Through May 10, 2000, the Company had completed the 2000 Acquisitions for aggregate consideration of approximately $53,846,000. The transactions were accounted for using the purchase method of accounting. The preliminary allocation of purchase prices resulted in approximately $51,453,000 of goodwill that is being amortized over 40 years.

The Company purchased additional capital assets during the three months ended March 31, 2000 in the amount of approximately $886,000 and sold capital assets with proceeds totaling approximately $19,000.

As of March 31, 2000, the Company had current maturities on long-term debt of $4,342,008, as compared to approximately $-0- in 1999. The Company's long-term debt was $90,339,401 at March 31, 2000, reflecting an increase of approximately $48,289,000 over March 31, 1999. This increase is due primarily to the funding of the acquisitions.

On October 7, 1998, the Company obtained a $40 million bank credit facility (the "Facility"). The Facility was used to retire certain debt payable to various individuals and financial institutions. The Facility is secured by substantially all of the Company's assets.

The Facility was due to expire October 5, 2001, and bore interest at the bank eurodollar or reference rate plus a margin based upon a pricing schedule per the Facility agreement. The Facility was subject to a borrowing base equal to 3.75 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing twelve months calculation, as defined in the Facility, less funded debt as defined (which includes notes payable to prior owners, which can be refinanced through the Facility).

The Facility required the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibited the payments of cash dividends, limited the issuance of indebtedness and required the Company to comply with certain financial covenants, including a minimum net worth requirement, maximum senior and total debt to pro forma EBITDA and interest coverage ratio.

On January 27, 2000 the Company entered into a $110 million amended and restated Senior Credit Agreement, ("the Senior Credit Agreement") by and among the Company, Bank of America, N.A. and certain other lenders to fund Senior working capital for acquisitions, to refinance existing debt (including the Facility), to fund capital expenditures and other general corporate purposes. The Senior Credit Agreement bears interest at Libor or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement. The Senior Credit Agreement was subsequently syndicated on March 15, 2000 to a banking group, and the capacity was increased to $120 million. The loan commitments under the Senior Credit Agreement are as follows:

            (i.) Revolving Loans up to $20,000,000 outstanding at any one time;

           (ii.) Term A Loans of up to $40,000,000 were available until April 27, 2000; and $13,500,000 is available until June 26, 2000 for the repayment or defeasement of certain indebtedness assumed in connection with the acquisition of RESTEC;

          (iii.) Term B Loans (which once repaid may not be reborrowed) of $30,000,000 made on the closing date;

           (iv.) Acquisition Loans up to $30,000,000 outstanding at any one time available on a revolving basis prior to January 27, 2001 provided that certain approvals are obtained and certain financial ratios are met; and

            (v.) Letters of credit issuable by the Company up to $15,000,000 as a subset of the Revolving Loans.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                         REVOLVING    TERM A     TERM B      ACQUISITION
                                           LOANS      LOANS      LOANS         LOANS
                                         ---------   --------   --------     -----------

Year 1................................          --       6.56%      1.00%              0%
Year 2................................          --      13.75%      1.00%           6.67%
Year 3................................          --      15.00%      1.00%           3.33%
Year 4................................          --      22.50%      1.00%          10.00%
Year 5................................     100.00%      25.00%      1.00%          13.33%
Year 6................................          --      17.19%      1.00%          66.67%
Year 6 1/2............................          --          --     94.00%             --
                                         ---------   ---------  ---------    -----------
                                           100.00%     100.00%    100.00%         100.00%
                                         =========   =========  =========    ===========

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it was in compliance with those covenants as of May 10, 2000. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of May 10, 2000, the Company has borrowed approximately $56,500,000, ($26,500,000 of Term A Loans and $30,000,000 of Term B Loans) which was primarily used to refinance existing debt and partially fund the 2000 Acquisitions, and has approximately $63,500,000 available for additional borrowing under the Senior Credit Agreement.

On January 27, 2000 the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The loans bear interest at an annual rate of 12% paid quarterly and provide warrants which are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of March 27, 2000, the Company has incurred $21,904,000 of indebtedness under the terms of the agreement which was used to partially fund 2000 the Acquisitions. Warrants to acquire 3,129,201 shares of Series C Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised by GTCR.

At March 31, 2000, the Company had working capital of approximately $8,911,000. Accounts receivable and prepaid expenses and other currents assets increased by approximately $4,500,000 during the three months ended March 31, 2000, primarily due to the acquisitions partially offset by reduced receivables due to seasonality. The Company evaluates the collectibility of its receivables based on a specific account-by-account review, and has an allowance of approximately $523,000 at March 31, 2000. Accounts payable and accrued expenses decreased by approximately $148,000 during the three months ended March 31, 2000 primarily as a result of cash availability and seasonality partially offset by acquisitions. The Company believes its cash requirements for 2000 can be met with existing cash, cash flows from operations and its borrowing availability under the Senior Credit Agreement.

The increase in other assets as of March 31, 2000, related primarily to an increase in deferred financing costs associated with the credit facility, GTCR subordinated debt, and preacquisition costs related to pending acquisitions to be consummated in 2000.

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

INTEREST RATE RISK

Total debt at May 10, 2000, included approximately $56,500,000 in floating rate debt attributed to the bank credit facility borrowings at an average interest rate of 9.89%. As a result, the Company's annual interest cost in 2000 will fluctuate based on short-term interest rates. The Company entered into a hedge agreement with Bank of America, N.A., establishing a maximum fixed Libor rate on $35,000,000 of floating rate debt. The impact on annual cash flow of a ten-percent change in the floating rate would be approximately $200,000 after taking into consideration the hedge agreement.

At May 10, 2000, the Company's fixed rate debt had a book value and fair market value of $40,881,000.

                           PART II - OTHER INFORMATION

ITEM 1.

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

Azurix filed on October 29, 1999, a lawsuit in Delaware (the "Delaware Suit") seeking unspecified injunctive relief, limited declaratory relief relating to the construction of the standstill agreement and the stock subscription agreement entered into between the Company and Azurix, and attorneys' and experts' fees. Azurix claims that Synagro tortuously interfered in its negotiations with a potential acquisition candidate. The Company believes the Delaware Suit was filed by Azurix in an attempt to have the Company's dispute with Azurix tried in Delaware under a non-jury proceeding rather than in Texas under a jury proceeding. The Company filed the Texas Suit on November 1, 1999, seeking injunctive relief, actual and exemplary damages, and attorneys' fees against Azurix alleging violations of the standstill agreement and certain confidentiality agreements governing Azurix's ability to use confidential and proprietary information provided to Azurix by the Company. The exchanges of information at issue occurred during negotiations regarding a $16,000,000 and $23,000,000 investment by Azurix in the Company and a potential merger of the companies. The Company's current petition seeks injunctive relief, actual damages, exemplary damages, attorneys' fees, and costs arising from Azurix's alleged misappropriation of the Company's confidential and proprietary information. On the Company's motion, the Texas court entered a temporary restraining order on November 2, 1999 that prohibited Azurix from, among other things, consummating a contemplated acquisition of certain third-party companies that were subject to the standstill agreement, and from using information provided by the Company to Azurix during the course of their negotiations. On November 15, 1999, on Azurix's motion, the Texas court abated the Texas Suit pending a decision by the court hearing the Delaware Suit as to which of the two actions should proceed. The Company subsequently filed a motion with the Delaware court to dismiss or stay the Delaware Suit, which was granted in part by a decision of the Delaware court, on February 3, 2000, to stay the Delaware Suit pending the resolution of the Texas Suit. Azurix's efforts to appeal the Delaware court's ruling have been denied. Subsequently, the Company reactivated the Texas Suit and recently filed an amended Petition seeking additional damages against Azurix's breach of the subscription agreement.

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

On May 10, 2000, the Company prevailed at a hearing on its motion to amend the complaint to allow allegations regarding the county's action in reducing the term of the CUP. Although the company feels that its case is meritorious, the case has not proceeded to the discovery stage and the ultimate outcome of the foregoing matters cannot be determined at this time.

OTHER

The Company currently and from time to time is subject to other claims and lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

     (C) On January 27, 2000, the Company issued 1,235,000 shares of Common Stock to the former owners of Residual Technologies, Limited Partnership and certain affiliates, in connection with the acquisition of that entity pursuant to an exemption from registration under Section 4 (2) of the Securities Act.

         During the three month period ended March 31, 2000, the Company issued 220,898 shares relating to cashless exercises of certain warrants and options pursuant to an exemption from registration under Rule 144 of the Securities Act.

ITEM 6.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibit Index

     10.1  Reference Agreements

     27.1  Financial Data Schedule

(B)  Reports on Form 8-K

     Current Report on Form 8-K filed on February 11, 2000

     Current Report on Form 8-K filed on February 17, 2000

     Current Report on Form 8-K filed on February 22, 2000

     Current Report on Form 8-K filed on April 10, 2000

     Current Report on Form 8-K/A filed on April 11, 2000

     Current Report on Form 8-K filed on May 12, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    SYNAGRO TECHNOLOGIES, INC.

    Date:   May 15, 2000                    By:    /s/ Ross M. Patten
                                                ------------------------------
                                                   Chief Executive Officer

    Date:   May 15, 2000                    By:    /s/ Paul Withrow
                                                ------------------------------
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


             EXHIBIT
             NUMBER                   DESCRIPTION
             -------            -----------------------------
              27.1              Financial Data Schedule