Form 10-Q
period 2000-06-30
SYNAGRO TECHNOLOGIES INC
filed 2000-08-14
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000      Commission File Number 0-21054

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

                               Yes   [X]   No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


              CLASS                     OUTSTANDING AT AUGUST 9, 2000
   -----------------------------      ----------------------------------
   Common stock, par value $.002                  19,435,780

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

                                                                         PAGE
                                                                         ----
PART I -- FINANCIAL INFORMATION

    Item 1 and Financial Statements

    Condensed Consolidated Balance Sheets as of June 30, 2000
       (Unaudited) and December 31, 1999...............................    3

    Condensed Consolidated Statements of Operations for the
       Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)...    4

    Condensed Consolidated Statements of Cash Flows for the
       Six  Months Ended June 30, 2000 and 1999 (Unaudited)............    5

    Notes to Condensed Consolidated Financial Statements...............    7

    Item 2 Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................   14

    Item 3 Quantitative and Qualitative Disclosures About Market Risk..   19

PART II -- OTHER INFORMATION...........................................   20

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,           DECEMBER 31,
                         ASSETS                                2000                 1999
                                                         ----------------      --------------
                                                           (UNAUDITED)
Current Assets:
  Cash and cash equivalents                              $  2,490,095           $    180,633
  Accounts receivable, net                                 21,929,906             11,641,160
  Notes receivable                                             31,843                 90,131
  Prepaid expenses and other current assets                 7,383,046              3,745,590
                                                         ------------           ------------
          Total current assets                             31,834,890             15,657,514

Property, machinery & equipment, net                       43,732,188             15,918,674

Other Assets:
  Goodwill, net                                           138,056,968             64,280,266

  Notes receivable, long-term portion                         183,396                183,396

  Other assets                                              7,831,479              3,132,247
                                                         ------------           ------------
          Total assets                                   $221,638,921           $ 99,172,097
                                                         ============           ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                  $ 13,979,942           $ 10,428,823
  Current portion of notes payable to prior owners            352,835                849,010
  Current portion of long-term debt                         5,886,158                398,040
                                                         ------------           ------------
          Total current liabilities                        20,218,935             11,675,873

Long term liabilities:
  Long term debt - net                                    119,364,349             39,936,222
  Notes payable to prior owners                               125,000              2,245,511
  Other long-tem liabilities                                1,700,000                     --
                                                         ------------           ------------
          Total long term liabilities                     121,189,349             42,181,733

COMMITMENTS AND CONTINGENCIES

Redeemable Preferred Stock                                 29,907,210                     --


Stockholders' Equity:
 Preferred stock, $.002 par value, 10,000,000 shares
  authorized, none issued and outstanding                          --                     --
 Common stock, $.002 par value, 100,000,000 shares
  authorized, 19,419,381 and 17,693,489 issued and
  outstanding                                                  38,858                 35,388
  Additional and paid-in capital                           97,661,967             66,406,731
  Accumulated deficit                                     (47,377,398)           (21,127,628)
                                                         ------------           ------------
          Total stockholders' equity                       50,323,427             45,314,491
                                                         ------------           ------------
          Total liabilities and stockholders' equity     $221,638,921           $ 99,172,097
                                                         ============           ============

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                               ---------------------------      -------------------------

                                                  2000            1999            2000           1999
                                              ------------    ------------    ------------   ------------
Net sales.................................    $ 27,768,428    $ 14,917,754    $ 46,434,854   $ 23,978,231
Cost of services..........................      19,510,737      10,765,419      34,602,960     18,514,021
                                              ------------    ------------    ------------   ------------
Gross profit..............................       8,257,691       4,152,335      11,831,894      5,464,210

Selling, general and administrative
  expenses................................       2,537,462       1,566,210       5,017,382      3,220,452
Amortization of goodwill..................         815,621         345,377       1,438,135        668,028
                                              ------------    ------------    ------------    -----------
Income from operations....................       4,904,608       2,240,748       5,376,377      1,575,730

Other income (expense)....................         (17,862)         (3,840)        (13,604)        51,032
Interest expense, net.....................      (2,927,622)       (768,679)     (5,017,530)    (1,315,985)
                                              ------------    ------------    ------------   ------------
Other expenses, net.......................      (2,945,484)       (772,519)     (5,031,134)    (1,264,953)
                                              ------------    ------------    ------------   ------------
Income before provision for income
  taxes...................................       1,959,124       1,468,229         345,243        310,777

Provision for income taxes................              --              --              --             --
                                              ------------    ------------    ------------   ------------

Net income before preferred stock
   dividends and non cash beneficial
   charge.................................       1,959,124       1,468,229         345,243        310,777
Preferred stock dividends.................         591,708              --         951,134             --
Non-cash beneficial conversion charge.....       3,505,537              --      25,643,879             --
                                              ------------    ------------    ------------   ------------
Net income (loss) applicable to common
  stock...................................    $ (2,138,121)   $  1,468,229    $(26,249,770)  $    310,777
                                              ============    ============    ============   ============

Basic and diluted earnings (loss) per
  share:
  Net income per share....................    $       0.10    $       0.09    $       0.02   $       0.02
  Preferred stock dividends...............           (0.03)             --           (0.05)            --
  Non-cash beneficial conversion
    charge................................           (0.18)             --           (1.34)            --
                                              ------------    ------------    ------------   ------------
  Net income (loss) per common share......    $      (0.11)   $       0.09    $      (1.37)  $       0.02
                                              ============    ============    ============   ============

Weighted average shares outstanding,
  basic...................................      19,424,193      16,343,171      19,143,834     15,308,759
Weighted average shares outstanding,
  diluted.................................      19,424,193      17,142,759      19,143,834     16,086,432



   The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX  MONTHS ENDED JUNE 30,
                                                        ----------------------------------------
                                                               2000                  1999
                                                        -----------------     ------------------
                                                                       (UNAUDITED)
Cash flows from operating activities:
Net income before redeemable preferred stock
     dividends........................................     $       345,243       $       310,777
  Adjustments to reconcile net income
     provided by (used in) operating activities
       Depreciation and amortization..................           3,870,661             1,984,618
       Loss (gain) on sale of equipment...............             (17,861)               25,841

  Change in operating assets and liabilities,
     net of effects of acquired businesses:
       Accounts receivable............................          (1,214,907)           (1,835,659)
       Prepaid expenses and other.....................             580,299              (111,008)
       Accounts payable and accrued expenses..........            (348,388)             (833,276)
                                                           ---------------       ---------------
Net cash provided by (used in) operating
  activities..........................................           3,215,047              (458,707)
                                                           ---------------       ---------------

Cash flows from investing activities:
       Additions to property, machinery & equipment...          (1,837,252)           (2,016,869)
       Proceeds from sale of equipment................              85,500               224,918
       Cash paid for acquired business, net of cash
         acquired.....................................         (87,480,720)          (13,606,292)
       Proceeds from notes receivable...............                58,288               317,515
                                                           ---------------       ---------------
Net cash used in investing activities...............           (89,174,184)          (15,080,728)
                                                           ---------------       ---------------

Cash flows from financing activities:
       Proceeds from debt...........................           117,384,881            20,136,580
       Payments on debt.............................           (51,584,222)           (4,792,048)
       Debt issuance costs..........................            (6,632,303)                   --
       Sale of redeemable preferred stock...........            28,956,076                    --
       Exercise of options and warrants.............               144,167               195,099
                                                           ---------------       ---------------
Net cash provided by financing activities...........             88,268,599           15,539,631
                                                           ----------------      ---------------

Net increase in cash and cash equivalents...........              2,309,462                  196
Cash and cash equivalents, beginning of period......                180,633              414,712
                                                           ----------------      ---------------
Cash and cash equivalents, end of period............       $      2,490,095      $       414,908
                                                           ================      ===============


         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                 ---------------------
                                                   2000         1999
                                                 --------     --------
                                                      (UNAUDITED)
         Supplemental Cash Flow Information

         Interest paid during the period.......  $4,472,424   $1,197,751
         Taxes paid during the period..........          --           --

                   NON-CASH INVESTING AND FINANCING ACTIVITIES

During the first six months of 2000, the Company issued an aggregate of 28,744.4 shares of Series C, Series D, and Series E Preferred Stock ("Preferred Stock) with a beneficial conversion feature. The Company recognized the value of the beneficial conversion feature of $25,643,879 as a preferred stock dividend.

During the six month period ended June 30, 2000, the Company issued an aggregate of 220,898 shares relating to cashless exercises of certain warrants and options pursuant to an exemption from registration under Rule 144 of the Securities Act.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by Synagro Technologies, Inc. ("Synagro" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and six months ended June 30, 2000, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

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

ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for financial statements beginning after June 15, 1999. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB amended SFAS No. 133 to defer its effective date to all fiscal quarters and all fiscal years beginning after June 15, 2000. The Company is evaluating SFAS No.133 and the impact on existing accounting policies and financial reporting disclosures. The Company has not historically engaged in activities or entered into arrangements normally associated with derivative instruments. However, under the Company's amended credit facility dated January 27, 2000, the Company is required to hedge the interest rate on 50% of the total outstanding debt. The Company has entered into two three year hedge agreements dated April 18, 2000 and July 28, 2000 with Bank of America, N. A., for $35,000,000 and $15,000,000 respectively, establishing a maximum fixed LIBOR rates of 6.28125 and 6.65 respectively. Bank of America, N.A. at its discretion can extend the term of the agreements by three years.

(2) ACQUISITIONS

1999 ACQUISITIONS

In 1999, the Company purchased Anti-Pollution Associates, Inc. and D&D Pumping, Inc., Vital Cycle, Inc. and AMSCO, Inc. (collectively, the "1999 Acquisitions"). The 1999 acquisitions were recorded using the purchase method of accounting. The balance sheet at December 31, 1999 includes a preliminary allocation of the purchase price and is subject to final adjustment, which management believes will not be material. The preliminary allocation resulted in approximately $19,889,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to the 1999 acquisitions are summarized as follows:

            Common stock shares issued...................            3,044,784
                                                              ================
            Value of common stock issued.................     $      9,024,000
            Cash paid including transaction costs,
            net of cash acquired.........................           13,802,000
            Less: Historical net assets acquired.........            2,936,861
                                                              ----------------
            Goodwill ....................................     $     19,889,139
                                                              ================

ACQUISITION OF NATIONAL RESOURCE RECOVERY, INC.

In March 1999, Synagro completed the acquisition of all the common stock of National Resource Recovery, Inc. ("NRR"), in a business combination accounted for as a "pooling-of-interests" transaction. NRR, headquartered in Michigan, provides biosolids management services. Synagro issued 1,000,001 shares of common stock in exchange for all of the common stock of NRR. There were no transactions between Synagro and NRR during the periods prior to the business combination.

2000 ACQUISITIONS

Subsequent to December 31, 1999 and through June 30, 2000, the Company purchased Residual Technologies, Limited Partnership and its affiliates (collectively "RESTEC"), Ecosytematics, Inc., Davis Water Analysis, Inc., AKH Water Management, Inc., Rehbein, Inc, certain assets and contracts of Whiteford Construction Company, and Environmental Protection & Improvement Company, Inc. ("EPIC") (collectively, the "2000 Acquisitions"). In connection with the purchase of RESTEC, the former owners are entitled to receive up to an additional $12.0 million over the next eight years if certain performance targets are met. In connection with the purchase of Rehbein, Inc., the former owners are entitled to receive up to an additional $2.0 million over the next three years if certain performance targets are met. In connection with the purchase of EPIC, the former owners are entitled to receive up to an additional $ 5.4 million over the next three years if certain performance targets are met. Additionally, the Company assumed approximately $13.4 million, net of restricted cash reserves of approximately $3,076,000, of municipal bonds in connection with the acquisition of RESTEC. The bonds contained a provision whereby RESTEC could defease the bonds and be released from all future obligations by placing an equivalent amount of U.S. Securities with the bonds trustee. Subsequent to June 30, 2000, the Company defeased the bonds utilizing the $13.5 million of availability under its amended Senior Credit Agreement reserved for defeasance. The 2000 Acquisitions were accounted for using the purchase method of accounting. The preliminary allocation of the purchase prices which is subject to final adjustment resulted in approximately $75,263,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to the 2000 Acquisitions are summarized as follows:

Common stock shares issued......................................     1,325,000
                                                                   ===========
Value of common stock issued....................................   $ 5,471,000
Cash paid including transaction costs,
   net of cash acquired.........................................    87,480,720
Less: Historical net assets acquired............................    17,688,720
                                                                   -----------
Goodwill........................................................   $75,263,000
                                                                   ===========

The following unaudited pro forma information for the periods set forth below gives effect to the 1999 Acquisitions and 2000 Acquisitions as if they had occurred at the beginning of 1999. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of actual results, which might have occurred if the acquisitions had been made at the beginning of the periods presented. The adjustments primarily relate to the additional interest, amortization of goodwill, preferred stock dividends and non cash beneficial conversion charges associated with the 1999 Acquisitions and 2000 Acquisitions.

                                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                    JUNE 30,                                JUNE 30,
                                                                   (UNAUDITED)                             (UNAUDITED)
                                                    -----------------------------------     ----------------------------------------
                                                            2000              1999                 2000                  1999
                                                    -------------------  --------------     -------------------     ----------------
     Net sales....................................     $ 30,953,640       $ 30,958,482        $ 58,574,267           $ 56,387,522
     Net income (loss) before Preferred Stock
      Dividends...................................        1,780,700            717,011          (1,045,058)            (2,376,383)
     Net earnings (loss) applicable to Common
     Stock........................................       (2,402,496)        (3,466,415)        (28,116,255)           (29,376,580)
     Net earnings (loss) per share................
          Basic...................................            (0.13)             (0.22)              (1.53)                 (2.01)

          Diluted.................................            (0.13)             (0.22)              (1.53)                 (2.01)

On April 28, 2000 the Company signed an agreement to purchase all of the outstanding stock of Wheelabrator Water Technologies, Inc. and Residuals Processing, Inc. (collectively "BioGro") from Waste Management, Inc. On August 14, 2000 the Company acquired BioGro for approximately $200 million, including $53 million of assumed debt. The acquisition was financed through the issuance of debt and preferred stock. This transaction was accounted for using the purchase method of accounting. BioGro calendar 1999 revenues totaled approximately $119 million.

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

On January 27, 2000 the Company issued 17,358.824 shares of Series C Preferred Stock, par value $.002 per share, to GTCR Fund VII, L.P. and its affiliates for $17,358,824. On February 4, 2000 the Company issued 419.4 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $419,400. On March 24, 2000 the Company issued 225.000 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $225,000. On March 27, 2000 the Company issued 1,260.000 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $1,260,000. The proceeds were used primarily to fund the 2000 Acquisitions. The Company also issued warrants to GTCR Fund VII, L.P. for a nominal price in connection with the issuance of subordinated debt, which warrants were immediately converted into 272.058 shares of Series C Preferred Stock.

During April 2000 all Series C Preferred Stock was converted to Series D Preferred Stock.

SERIES D REDEEMABLE PREFERRED STOCK

On January 26, 2000 the Company authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. The Series D Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by (i) the sum of
(a) the number of shares to be converted multiplied by the Liquidation Value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series D Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series D Preferred Stock shall accrue on a daily basis at the rate of 8% per annum on the aggregate Liquidation Value plus unpaid and accrued interest. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On January 27, 2000 the Company issued 2,641.176 shares of Series D Preferred Stock, par value $.002 per share, to GTCR Fund VII, L.P. and its affiliates for $2,641,176. The proceeds were used primarily to fund the 2000 Acquisitions. The Company also issued warrants to GTCR Fund VII, L.P. for a nominal price in connection with the issuance of subordinated debt, which warrants were immediately converted into 2,857.143 shares of Series D Preferred Stock.

SERIES E REDEEMABLE PREFERRED STOCK

On June 14, 2000 the Company authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. The Series E Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by (i) the sum of
(a) the number of shares to be converted multiplied by the Liquidation Value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series E Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series E Preferred Stock shall accrue on a daily basis at the rate of 8% per annum on the aggregate Liquidation Value. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On June 15, 2000 the Company issued 6,840 shares of Series E Preferred Stock, par value $.002 per share, to GTCR Fund VII, L.P. and its affiliates for $6,840,000. The proceeds were used primarily to fund the acquisition of EPIC. The Company also issued warrants to GTCR for a nominal price in connection with the issuance, which were immediately converted into 1,400.00 shares of Series E Preferred Stock.

NON-CASH BENEFICIAL CONVERSION

The Series D and Series E Preferred Stock (including Series C Preferred Stock that will be converted into Series D Preferred Stock - see above, and the warrants issued in connection with the subordinated debt, which were converted into Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock - see note 5) are convertible into shares of the Company's common stock at $2.50 per share. This conversion feature was below the market price at the time of issuance. The Company recognized the value of this beneficial conversion feature of approximately $25,640,000 as a preferred stock dividend at the time of issuance. The value of such preferred stock dividend has no impact on the Company's cash flows, but reduces basic and diluted earnings applicable to holders of Common Stock. Additionally, future issuances of Series D and Series E Preferred Stock and warrants related to subordinated debt (see note 5) may result in non-cash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value is higher than the conversion price.

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

In connection with the issuance of the Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock to GTCR Fund VII, L.P. and its affiliates, the Board of Directors waived the application of the rights plan.

(5)  DEBT

CREDIT FACILITY

On October 7, 1998, the Company obtained a $40 million bank credit facility (the "Facility"). The Facility was used to retire certain debt payable to various individuals and financial institutions. The Facility was secured by substantially all of the Company's assets.

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

         (ii.) Term A Loans of up to $40,000,000 were available until April 27, 2000; of which $13,500,000 is available for the repayment or defeasement of certain indebtedness assumed in connection with the acquisition of RESTEC.

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

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                                         REVOLVING          TERM A            TERM B             ACQUISITION
                                                           LOANS             LOANS             LOANS                LOANS
                                                           -----             -----             -----                -----
Year 1.................................                    --                6.56%             1.00%                   0%
Year 2.................................                    --               13.75%             1.00%                6.67%
Year 3.................................                    --               15.00%             1.00%                3.33%
Year 4.................................                    --               22.50%             1.00%               10.00%
Year 5.................................                   100.00%           25.00%             1.00%               13.33%
Year 6.................................                    --               17.19%             1.00%               66.67%
Year 6 1/2.............................                    --                --               94.00%                --
                                                          -------          -------           -------              -------
                                                          100.00%          100.00%           100.00%              100.00%
                                                          =======          =======           =======              =======


The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it is in compliance with those covenants. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. The Company had total debt of approximately $125,728,000 at June 30, 2000 net of restricted cash of approximately $2,720,000, which was utilized in the defeasement of RESTEC Bonds subsequent to June 30, 2000. The Company had accrued $1,700,000 at June 30, 2000 which approximates the cost of defeasement. The Bonds were recorded at fair value net of restricted cash at the date of acquisition of RESTEC no gain or loss was recognized upon defeasement. As of August 9, 2000, the Company has borrowed approximately $100,000,000, ($40,000,000 of Term A Loans, $30,000,000
of Term B Loans, and $30,000,000 of Acquisition Loans) which was primarily used to refinance existing debt, partially fund the 2000 Acquisitions, and defease bonds acquired in the RESTEC purchase which was completed subsequent to June 30, 2000. The Company has approximately $20,000,000 available for additional borrowing under the Senior Credit Agreement at August 9, 2000.

SUBORDINATED DEBT

On January 27, 2000 the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The loans bear interest at an annual rate of 12% paid quarterly and provide warrants which are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of August 9, 2000, the Company has incurred approximately $26,380,400 of indebtedness under the terms of the agreement, which was used to partially fund the 2000 Acquisitions. Warrants to acquire 3,738.54 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised by GTCR.

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

Azurix filed on October 29, 1999, a lawsuit in Delaware (the "Delaware Suit") seeking unspecified injunctive relief, limited declaratory relief relating to the construction of the standstill agreement and the stock subscription agreement entered into between the Company and Azurix, and attorneys' and experts' fees. Azurix claims that Synagro toruously interfered in its negotiations with a potential acquisition candidate. The Company believes the Delaware Suit was filed by Azurix in an attempt to have the Company's dispute with Azurix tried in Delaware under a non-jury proceeding rather than in Texas under a jury proceeding. The Company filed the Texas Suit on November 1, 1999, seeking injunctive relief, actual and exemplary damages, and attorneys' fees against Azurix alleging violations of the standstill agreement and certain confidentiality agreements governing Azurix's ability to use confidential and proprietary information provided to Azurix by the Company. The exchanges of information at issue occurred during negotiations regarding a $16,000,000 to $23,000,000 investment by Azurix in the Company and a potential merger of the companies. The Company's current petition seeks injunctive relief, actual damages, exemplary damages, attorneys' fees, and costs arising from Azurix's alleged misappropriation of the Company's confidential and proprietary information. On the Company's motion, the Texas court entered a temporary restraining order on November 2, 1999 that prohibited Azurix from, among other things, consummating a contemplated acquisition of certain third-party companies that were subject to the standstill agreement, and from using information provided by the Company to Azurix during the course of their negotiations. On November 15, 1999, on Azurix's motion, the Texas court abated the Texas Suit pending a decision by the court hearing the Delaware Suit as to which of the two actions should proceed. The Company subsequently filed a motion with the Delaware court to dismiss or stay the Delaware Suit, which was granted in part by a decision of the Delaware court, on February 3, 2000, to stay the Delaware Suit pending the resolution of the Texas Suit. Azurix's efforts to appeal the Delaware court's ruling have been denied. Subsequently, the Company reactivated the Texas Suit and recently filed an amended Petition seeking additional damages against Azurix's breach of the subscription agreement.

The extent of the damages, if any, in either action has not been determined and although the Company is confident in its position, the ultimate outcome of the foregoing matters cannot be determined at this time.

COUNTY OF RIVERSIDE

The Company operates a composting facility in Riverside County, California under a conditional use permit ("CUP"), which expires January 1, 2010. The CUP conditions allow for a reduction in material intake and the CUP life in the event of noncompliance with the CUP terms and conditions. On September 15, 1999, the Company received a preliminary injunction restraining and enjoining the County of Riverside ("County") from restricting intake of biosolids at the Company's Riverside composting facility based upon a June 22, 1999, order of the Board of Supervisors of the County.

The Company has complained that its due process rights were being affected because the County was improperly administering the odor protocol in the CUP. Among its complaints, the Company alleges that the County was using untrained observers to detect odor violations and that those observers were not using scientific methods to distinguish among different sources of odors and the levels of odor magnitude. The Court elected not to grant the Company's request for a preliminary injunction on those issues. Rather, those issues will be addressed during the underlying lawsuit that is still pending against the County of Riverside.

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

On May 10, 2000, the Company prevailed at a hearing on its motion to amend the complaint to allow allegations challenging the County's authority to reduce intake and term of the CUP. The County successfully moved to strike portions of the amended complaint and the Company has taken a Writ to the California Court of Appeals on this ruling. Although the Company feels that its case is meritorious, discovery has not been completed and the ultimate outcome cannot be determined at this time.

OTHER

The Company currently and from time to time is subject to other claims and lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

 (7)     EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of the calculation, outstanding stock options, warrants and redeemable preferred stock are considered common stock equivalents. The adjusted number of shares for the six months ended June 30, 2000 and the three months June 30, 2000 that would be increased related to stock options and preferred stock were approximately 11,149,006 and 10,688,604 respectively; however, diluted per share amounts are not applicable for loss periods. The following table summarizes the basic EPS and diluted EPS computations for the quarter and six months ended June 30, 2000 and 1999:


                                                      THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------        -------------------------
                                                          2000           1999                2000         1999
                                                      ------------   ------------        ------------  -----------
                                                                               (UNAUDITED)
      Net income before preferred stock
        dividends...................................   $ 1,959,124    $ 1,468,229       $     345,243   $  310,777
      Preferred stock dividend......................       591,708             --             951,134           --
      Non-cash beneficial conversion charge.........     3,505,537             --          25,643,879           --
                                                       -----------    -----------       -------------   ----------
      Net income (loss) applicable to common stock..   ($2,138,121)   $ 1,468,229       ($ 26,249,770)  $  310,777
                                                       ===========    ===========       =============   ===========

      Basic and diluted earnings (loss) per share:
        Net income per share before preferred
           stock dividends and non-cash beneficial
           conversion charge .......................   $      0.10    $      0.09       $        0.02   $     0.02

        Preferred stock dividends...................         (0.03)            --               (0.05)          --

        Non-cash beneficial conversion charge.......         (0.18)                             (1.34)
                                                       -----------    -----------       -------------   -----------
        Net income (loss) per common share..........   $     (0.11)   $      0.09       $       (1.37)  $     0.02
                                                       ===========    ===========       =============   ===========

      Weighted average shares outstanding,
        basic.......................................    19,424,193     16,343,171          19,143,834   15,308,759
      Weighted average shares outstanding, diluted..    19,424,193     17,142,759          19,143,834   16,086,432




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

Historical results are not necessarily indicative of future results of the Company because, among other things, the businesses acquired were not under common control or management prior to their acquisition. The timing and magnitude of acquisitions, assimilation costs and the seasonal nature of the biosolids management industry may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.

HISTORICAL RESULTS AND OPERATIONS

                                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------    -------------------------
                                                            2000          1999            2000          1999
                                                       -------------  -------------    ----------    -----------
    Net sales.......................................   $  27,768,428  $  14,917,754   $  46,434,854  $ 23,978,231
    Cost of services................................      19,510,737     10,765,419      34,602,960    18,514,021
                                                       -------------  -------------    ------------  ------------
    Gross profit....................................       8,257,691      4,152,335      11,831,894     5,464,210

    Selling, general and administrative expenses....       2,537,462      1,566,210       5,017,382     3,220,452
    Amortization of goodwill........................         815,621        345,377       1,438,135       668,028
                                                       -------------  -------------    ------------  ------------
    Income  from operations.........................       4,904,608      2,240,748       5,376,377     1,575,730

    Other income (expense)..........................         (17,862)        (3,840)        (13,604)       51,032
    Interest expense................................      (2,927,622)      (768,679)     (5,017,530)   (1,315,985)
                                                       -------------  -------------    ------------  ------------
    Other expenses - net............................      (2,945,484)      (772,519)     (5,031,134)   (1,264,953)
                                                       -------------  -------------    ------------  ------------
    Income before provision for income taxes........       1,959,124      1,468,229         345,243       310,777

    Provision for income taxes......................              --             --              --            --
                                                       -------------  -------------    ------------  ------------

    Net income before preferred stock dividends
      and non-cash beneficial conversion charge.....       1,959,124      1,468,229         345,243       310,777
    Preferred stock dividends.......................         591,708                        951,134
    Non-cash beneficial conversion charge...........       3,505,537             --      25,643,879            --
                                                       -------------  -------------    ------------  ------------
    Net income (loss) applicable to common stock....   $  (2,138,121) $   1,468,229    $(26,249,770) $    310,777
                                                       =============  =============    ============  ============


For the quarter ended June 30, 2000, net sales were approximately $27,768,000 compared to approximately $14,918,000 for the quarter ended June 30, 1999, representing an increase of approximately $12,850,000 or 87%. The increase relates to sales from the 1999 Acquisitions of approximately $1,712,000 and the 2000 Acquisitions of approximately $10,600,000 with the remaining increase resulting from internal growth. For the six month period ended June 30, 2000, net sales were approximately $46,435,000 compared to approximately $23,978,000 for the six month period ended June 30, 1999, representing an increase of approximately $22,457,000 or 94%. The increase relates to sales from the 1999 Acquisitions of approximately $5,767,000 and the 2000 Acquisitions of approximately $16,008,000 with the remaining increase resulting from internal growth.

Cost of services and gross profit for the quarter ended June 30, 2000 were approximately $19,511,000 and approximately $8,258,000, respectively, compared with approximately $10,765,000 and approximately $4,152,000, respectively, for the quarter ended June 30, 1999, resulting in gross profit as a percentage of sales increasing to 30% in 2000 from 28% in 1999. The increase in gross profit for the quarter ended June 30, 2000 relates to the 1999 Acquisitions of approximately $300,000 and the 2000 Acquisitions of approximately $3,509,000, and increased profits relating to the additional volumes. The gross profit percent increase relates to higher margins on the 2000 acquisitions. Cost of services and gross profit for the six month period ended June 30, 2000 were approximately $34,603,000 and approximately $11,832,000, respectively, compared with approximately $18,514,000 and approximately $5,464,000, respectively, for the six month period ended June 30, 1999, resulting in gross profit as a percentage of sales increasing to 26% in 2000 from 23% in 1999. The increase in gross profit for the six month period ended June 30, 2000 relates to the 1999 Acquisitions of approximately $1,421,000 and the 2000 Acquisitions of approximately $5,271,000, and increased profits relating to the additional volumes. The gross profit percent increase relates to higher margins on the 2000 acquisitions.

Selling, general and administrative expenses were approximately $2,537,000 for the quarter ended June 30, 2000 compared to approximately $1,566,000 for the quarter ended June 30, 1999, representing an increase of approximately $971,000. The increase for the quarter ended June 30, 2000 relates to additional selling, general and administrative costs from the 1999 Acquisitions of approximately $33,000 and the 2000 Acquisitions of approximately $277,000. The increase also reflects additional marketing, human resources, and other staff at the corporate level to support the Company's growth. Selling, general and administrative expenses were approximately $5,017,000 for the six month period ended June 30, 2000 compared to approximately $3,220,000 for the six month period ended June 30, 1999, representing an increase of approximately $1,797,000. The increase for the six month period ended June 30, 2000 relates to additional selling, general and administrative costs from the 1999 Acquisitions of approximately $80,000 and the 2000 Acquisitions of approximately $496,000. The increase also reflects additional marketing, human resources, and other staff at the corporate level necessary to support the Company's growth.

Amortization of goodwill was approximately $816,000 for the quarter ended June 30, 2000 and $1,438,000 for the six month period ended June 30, 2000 compared to approximately $345,000 for the quarter ended June 30, 1999 and $668,000 for the six month period ended June 30, 1999. The increase in goodwill amortization relates to the 1999 Acquisitions and the 2000 Acquisitions.

Other income (expense) was approximately ($18,000) for the the quarter ended June 30, 2000 compared to approximately ($4,000) for the quarter ended June 30, 1999, representing an increase in expense of approximately $14,000. Other income (expense) was approximately ($14,000) for the six month period ended June 30, 2000 compared to approximately $51,000 for the quarter ended June 30, 1999, representing a decrease in income of approximately $65,000. The decrease relates to notes receivable collected during the six month period ended June 30, 1999 that were fully reserved. There were no such items during the six month period ended June 30, 2000.

As a result of the foregoing, net income of approximately $1,959,000 before preferred stock dividends, or $0.10 per share, was reported for the quarter ended June 30, 2000 compared to a net income of approximately $1,468,000 before preferred stock dividends, or $0.09 income per share, for the quarter ended June 30, 1999. Net income of approximately $345,000 before preferred stock dividends, or $0.02 per share, was reported for the six month period ended June 30, 2000 compared to net income of approximately $311,000 before preferred stock dividends, or $0.02 income per share, for the six month period ended June 30, 1999.

During the quarter ended June 30, 2000 and the six month period ended June 30, 2000 preferred stock dividends of approximately $3,506,000 and $25,644,000, respectively, were recognized relating to the issuance of redeemable preferred stock with a beneficial conversion feature in connection with the 2000 Acquisitions. Additionally, for the quarter ended June 30, 2000 and the six month period ended June 30, 2000 preferred stock dividends of approximately $592,000 and $951,000 respectively were recognized. See Note (3) of the notes to condensed consolidated financial statements included herein for further discussion. There were no such dividends during 1999.

As a result of the Company's cumulative operating losses, the Company has not paid federal income tax since inception. As of December 31, 2000, the Company had net operating loss carry forwards totaling approximately $10,643,000. Utilization of the Company's net operating losses are subject to limitation under certain circumstances.

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

On January 27, 2000, the Company issued 2,641.176 shares of Series D preferred stock, par value $.002 per share, to GTCR Fund VII, L.P. and its affiliates for $2,641,176. The proceeds were used primarily to fund the 2000 Acquisitions in the first quarter 2000.

The Company also issued warrants for a nominal price in connection with the issuance of subordinated debt, which were immediately converted into 2,857.143 shares of Series D Preferred Stock and 272.058 shares of Series C Preferred Stock.

On June 14, 2000 the Company authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. The series E Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by (i) the sum of
(a) the number of shares to be converted multiplied by the Liquidation Value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series E Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series E Preferred Stock shall accrue on a daily basis at the rate of 8% per annum on the aggregate Liquidation Value. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On June 15, 2000, the Company issued 6,840 shares of Series E Preferred Stock, par value $.002 per share, to GTCR Fund VII, L.P. and its affiliates for $6,840,000. Additionally, the Company issued 2,009.34 warrants for a nominal price in connection with the issuance of the preferred stock; these were immediately converted into preferred stock. The proceeds were used primarily to fund the acquisition of EPIC.

The Series D and Series E Preferred Stock and warrants related to subordinated debt may result in non-cash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value is higher than the conversion price. See Note 3 in the accompanying "Notes to the Consolidated Financial Statements."

Through June 30, 2000, the Company had completed the 2000 Acquisitions for aggregate consideration of approximately $90,557,000. The transactions were accounted for using the purchase method of accounting. The preliminary allocation of purchase prices resulted in approximately $75,263,000 of goodwill that is being amortized over 40 years.

The Company purchased additional capital assets during the six months ended June 30, 2000 in the amount of approximately $1,837,000 and sold capital assets with proceeds totaling approximately $85,500.

As of June 30, 2000, the Company had current maturities on long-term debt of $6,239,000, as compared to approximately $2,906,000 in 1999. The Company's total long-term debt was $125,728,000 at June 30, 2000, reflecting an increase of approximately $81,865,000 over June 30, 1999. This increase is due primarily to the funding of the 2000 Acquisitions.

On October 7, 1998, the Company obtained a $40 million bank credit facility (the "Facility"). The Facility was used to retire certain debt payable to various individuals and financial institutions. The Facility was secured by substantially all of the Company's assets.

The Facility was due to expire October 5, 2001, and bore interest at the bank eurodollar or reference rate plus a margin based upon a pricing schedule per the Facility agreement. The Facility was subject to a borrowing base equal to 3.75 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing twelve months calculation, as defined in the Facility, less funded debt as defined (which includes notes payable to prior owners, which could be refinanced through the Facility).

The Facility required the consent of the lenders for acquisitions exceeding a certain level of cash consideration, prohibited the payments of cash dividends, limited the issuance of indebtedness and required the Company to comply with certain financial covenants, including a minimum net worth requirement, maximum senior and total debt to pro forma EBITDA and interest coverage ratio.

On January 27, 2000, the Company entered into a $110 million amended and restated Senior Credit Agreement, ("the Senior Credit Agreement") by and among the Company, Bank of America, N.A. and certain other lenders to fund working capital for acquisitions, to refinance existing debt (including the Facility), to fund capital expenditures and other general corporate purposes. The Senior Credit Agreement bears interest at LIBOR or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement. The Senior Credit Agreement was subsequently syndicated on March 15, 2000 to a banking group, and the capacity was increased to $120 million. The loan commitments under the Senior Credit Agreement are as follows:

            (i.) Revolving Loans up to $20,000,000 outstanding at any one time;

            (ii.) Term A Loans of up to $40,000,000 were available until April 27, 2000; of which $13,500,000 is available for the repayment or defeasement of certain indebtedness assumed in connection with the acquisition of RESTEC;


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

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                                                   REVOLVING       TERM A        TERM B      ACQUISITION
                                                                     LOANS         LOANS          LOANS         LOANS
                                                                     -----         -----          -----         -----
Year 1.......................................................             --          6.56%         1.00%            0%
Year 2.......................................................             --         13.75%         1.00%         6.67%
Year 3.......................................................             --         15.00%         1.00%         3.33%
Year 4.......................................................             --         22.50%         1.00%        10.00%
Year 5.......................................................        100.00%         25.00%         1.00%        13.33%
Year 6.......................................................             --         17.19%         1.00%        66.67%
Year 6 1/2...................................................             --             --        94.00%            --
                                                                 -----------   ------------   -----------    ----------
                                                                     100.00%        100.00%       100.00%       100.00%
                                                                 ===========   ============   ===========    ==========

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it is in compliance with those covenants. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. The Company had total debt of approximately $125,728,000 at June 30, 2000 net of restricted cash of approximately $2,720,000 which was utilized in the defeasement of RESTEC bonds subsequent to June 30, 2000. The Company had accrued $1,700,000 at June 30, 2000 which approximates the cost of defeasement. The bonds were recorded at fair value net of restricted cash at the date of acquisition of RESTEC, and therefore no gain or loss was recognized on defeasement. As of August 9, 2000, the Company has borrowed approximately $100,000,000, ($40,000,000 of Term A Loans, $30,000,000 of Term B Loans and $30,000,000 of Acquisition Loans) which was primarily used to refinance existing debt, partially fund the 2000 Acquisitions, and defease bonds acquired in the RESTEC purchase. The Company has approximately $20,000,000 available for additional borrowing under the Senior Credit Agreement.

On January 27, 2000 the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The loans bear interest at an annual rate of 12% paid quarterly and provide warrants which are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of August 9, 2000, the Company has incurred $26,380,000 of indebtedness under the terms of the agreement which was used to partially fund 2000 the Acquisitions. Warrants to acquire 5,138.54 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised by GTCR.

At June 30, 2000, the Company had working capital of approximately $11,616,000. Accounts receivable and prepaid expenses and other currents assets increased by approximately $13,868,000 during the six months ended June 30, 2000, primarily due to the acquisitions and increased receivables relating to sales volumes. The Company evaluates the collectibility of its receivables based on a specific account-by-account review, and has an allowance of approximately $643,000 at June 30, 2000. Accounts payable and accrued expenses increased by approximately $3,551,000 during the six months ended June 30, 2000 primarily as a result of acquisitions partially offset by reduced payables as a result of cash availability. The Company believes its cash requirements for 2000 can be met with existing cash, cash flows from operations and its borrowing availability under the Senior Credit Agreement.

The increase in other assets as of June 30, 2000, related primarily to an increase in deferred bank costs associated with the credit facility and GTCR subordinated debt, partially offset by a reduction in pre-acquisition costs related to acquisitions consummated in 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK

Total debt at August 9, 2000, included approximately $100,000,000 in floating rate debt attributed to the bank credit facility borrowings at an average interest rate of 10.08%. As a result, the Company's annual interest cost in 2000 will fluctuate based on short-term interest rates. The Company entered into two three year hedge agreements dated April 18, 2000 and July 28, 2000 with Bank of America, N.A., for $35,000,000 and $15,000,000 respectively establishing a maximum fixed LIBOR rates of 6.28125 and 6.65 respectively. Bank of America, N.A. at its sole discretion can extend the term of the agreements by three year. The impact on annual cash flow of a ten-percent change in the floating rate would be approximately $331,000 after taking into consideration the hedge agreements.

At August 9, 2000, the Company's fixed rate debt had a book value and fair market value of $28,433,797.

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

COUNTY OF RIVERSIDE

The Company operates a composting facility in Riverside County, California under a conditional use permit ("CUP"), which expires January 1, 2010. The CUP conditions allow for a reduction in material intake and the CUP life in the event of noncompliance with the CUP terms and conditions. On September 15, 1999, the Company received a preliminary injunction restraining and enjoining the County of Riverside ("County") from restricting intake of biosolids at the Company's Riverside composting facility based upon a June 22, 1999, order of the Board of Supervisors of the County.

The Company has complained that its due process rights were being affected because the County was improperly administering the odor protocol in the CUP. Among its complaints, the Company alleges that the County was using untrained observers to detect odor violations and that those observers were not using scientific methods to distinguish among different sources of odors and the levels of odor magnitude. The Court elected not to grant the Company's request for a preliminary injunction on those issues. Rather, those issues will be addressed during the underlying lawsuit that is still pending against the County of Riverside.

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

On May 10, 2000, the Company prevailed at a hearing on its motion to amend the complaint to allow allegations challenging the County's authority to reduce intake and term of the CUP. The County successfully moved to strike portions of the amended complaint and the Company has taken a Writ to the California Court of Appeals on this ruling. Although the Company feels that its case is meritorious, discovery has not been completed and the ultimate outcome cannot be determined at this time.

OTHER

The Company currently and from time to time is subject to other claims and lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibit Index

     27.1  Financial Data Schedule

(B)  Reports on Form 8-K

     Current Report on Form 8-K filed on April 10, 2000, Item 5

     Current Report on Form 8-K/A filed on April 11, 2000, Item 5

     Current Report on Form 8-K filed on May 12, 2000, Item 5

     Current Report on Form 8-K/A filed on June 8, 2000, Item 5

     Current Report on Form 8-K filed on June 30, 2000, Item 5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    SYNAGRO TECHNOLOGIES, INC.

    Date:   August 14, 2000                  By:      /s/ Ross M. Patten
                                                -------------------------------
                                                     Chief Executive Officer

    Date:   August 14, 2000                  By:      /s/ J. Paul Withrow
                                                -------------------------------
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

                         EXHIBIT
                         NUMBER                      DESCRIPTION
                         ------                      -----------
                          27.1                  Financial Data Schedule