Form 10-Q
period 2000-09-30
SYNAGRO TECHNOLOGIES INC
filed 2000-11-14
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000           Commission File Number 0-21054

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


                 CLASS                   OUTSTANDING AT NOVEMBER 10, 2000
                 -----                   --------------------------------
     Common stock, par value $.002                  19,435,780

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX


                                                                              PAGE
                                                                              ----
         PART I  -- FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of September 30, 2000
            (Unaudited) and December 31, 1999............................       3

         Condensed Consolidated Statements of Operations for the
            Three and Nine Months Ended September 30, 2000 and 1999
            (Unaudited)..................................................       4

         Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2000 and 1999 (Unaudited)....       5

         Notes to Condensed Consolidated Financial Statements............       7

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................      14

         PART II -- OTHER INFORMATION....................................      20

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      2000              1999
                                                                 --------------    --------------
                                                                   (UNAUDITED)
                        ASSETS

Current Assets:
  Cash and cash equivalents                                      $      387,686    $      180,633
  Restricted cash                                                     4,108,026                --
  Accounts receivable, net                                           59,598,498        11,641,160
  Prepaid expenses and other current assets                           7,680,688         3,835,721
                                                                 --------------    --------------
          Total current assets                                       71,774,898        15,657,514

Property, machinery & equipment, net                                199,772,495        15,918,674

Other Assets:
  Goodwill, net                                                     161,479,942        64,280,266
  Other assets                                                       10,759,465         3,315,643
                                                                 --------------    --------------
          Total assets                                           $  443,786,800    $   99,172,097
                                                                 ==============    ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                          $   35,204,546    $   10,428,823
  Current portion of notes payable to prior owners                      352,835           849,010
  Current portion of long-term debt                                  11,350,129           398,040
                                                                 --------------    --------------
          Total current liabilities                                  46,907,510        11,675,873

Long term liabilities:
  Long term debt, net                                               282,322,611        39,936,222
  Notes payable to prior owners                                         125,000         2,245,511
                                                                 --------------    --------------
          Total long term liabilities                               282,447,611        42,181,733

COMMITMENTS AND CONTINGENCIES

Redeemable Preferred Stock                                           61,662,516                --

Stockholders' Equity:
 Preferred stock, $.002 par value, 10,000,000 shares
  authorized, none issued and outstanding                                    --                --
 Common stock, $.002 par value, 100,000,000 shares
  authorized, 19,435,780 and 17,693,489 issued and outstanding           38,872            35,388
  Additional paid-in capital                                        109,085,542        66,406,731
  Accumulated deficit                                               (56,355,251)      (21,127,628)
                                                                 --------------    --------------
          Total stockholders' equity                                 52,769,163        45,314,491
                                                                 --------------    --------------
          Total liabilities and stockholders' equity             $  443,786,800    $   99,172,097
                                                                 ==============    ==============

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ----------------------------    ----------------------------
                                                              2000            1999            2000            1999
                                                          ------------    ------------    ------------    ------------
    Net sales .........................................   $ 53,512,995    $ 15,856,641    $ 99,947,848    $ 39,834,873
    Cost of services ..................................     38,778,632      11,271,832      73,381,592      29,785,853
                                                          ------------    ------------    ------------    ------------
    Gross profit ......................................     14,734,363       4,584,809      26,566,256      10,049,020


    Selling, general and administrative expenses ......      4,080,764       1,732,170       9,098,552       4,952,622
    Amortization of goodwill ..........................      1,040,131         433,848       2,478,266       1,101,876
                                                          ------------    ------------    ------------    ------------
    Income from operations ............................      9,613,468       2,418,791      14,989,438       3,994,522

    Other income (expense), net .......................        (32,842)        168,619         (46,447)        219,651
    Interest expense, net .............................     (5,873,980)       (913,014)    (10,891,509)     (2,229,000)
                                                          ------------    ------------    ------------    ------------
    Other expense, net ................................     (5,906,822)       (744,395)    (10,937,956)     (2,009,349)
                                                          ------------    ------------    ------------    ------------

    Income before provision for income taxes ..........      3,706,646       1,674,396       4,051,482       1,985,173

    Provision for income taxes ........................             --              --              --              --
                                                          ------------    ------------    ------------    ------------
    Net income ........................................      3,706,646       1,674,396       4,051,482       1,985,173
    Preferred stock dividends .........................      1,282,703              --       2,233,837              --
    Non-cash beneficial conversion charge .............     11,401,389              --      37,045,268              --
                                                          ------------    ------------    ------------    ------------
    Net income (loss) applicable to common stock ......   $ (8,977,446)   $  1,674,396    $(35,227,623)   $  1,985,173
                                                          ============    ============    ============    ============

    Basic and diluted earnings (loss) per share:
      Net income ......................................   $       0.19    $       0.09    $       0.21    $       0.12
      Preferred stock dividends .......................          (0.06)             --           (0.12)             --
                                                          ------------    ------------    ------------    ------------
          Subtotal ....................................           0.13            0.09            0.09            0.12
      Non-cash beneficial conversion charge ...........          (0.59)             --           (1.92)             --
                                                          ------------    ------------    ------------    ------------
      Net income (loss) per common share ..............   $      (0.46)   $       0.09    $      (1.83)   $       0.12
                                                          ============    ============    ============    ============

    Weighted average shares outstanding, basic ........     19,433,850      17,641,495      19,241,211      16,095,245
    Weighted average shares outstanding, diluted ......     19,433,850      18,997,522      19,241,211      17,073,245



         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                        --------------------------------
                                                                             2000              1999
                                                                        --------------    --------------
                                                                                   (UNAUDITED)
Cash flows from operating activities:
Net income ..........................................................   $    4,051,482    $    1,985,173
  Adjustments to reconcile net income
     provided by (used in) operating activities
       Depreciation and amortization ................................        7,392,088         3,202,631
       Gain on sale of equipment ....................................          (46,447)         (126,531)
  Change in operating assets and liabilities, net of effects of acquired businesses:
       Accounts receivable ..........................................       (8,921,678)       (3,151,020)
       Prepaid expenses and other ...................................        1,266,951          (782,048)
       Accounts payable and accrued expenses ........................        1,378,292           285,069
                                                                        --------------    --------------
Net cash provided by operating activities ...........................        5,120,688         1,413,274
                                                                        --------------    --------------

Cash flows from investing activities:
       Additions to property, machinery & equipment .................       (3,896,673)       (3,240,064)
       Proceeds from sale of property, machinery & equipment ........          107,000           835,087
       Cash paid for acquired business, net of cash acquired ........     (240,091,564)      (13,802,090)
       Proceeds from notes receivable ...............................           68,097           397,084
                                                                        --------------    --------------
Net cash used in investing activities ...............................     (243,813,140)      (15,809,983)
                                                                        --------------    --------------

Cash flows from financing activities:
       Proceeds from debt ...........................................      260,692,462        18,568,188
       Payments on debt .............................................      (70,937,893)       (5,786,715)
       Decrease in restricted cash ..................................               --           680,656
       Debt issuance costs ..........................................      (10,450,110)               --
       Sale of redeemable preferred stock ...........................       59,428,679                --
       Exercise of options and warrants .............................          166,367           857,129
                                                                        --------------    --------------
Net cash provided by financing activities ...........................      238,899,505        14,319,258
                                                                        --------------    --------------

Net increase (decrease) in cash and cash equivalents ................          207,053           (77,451)
Cash and cash equivalents, beginning of period ......................          180,633           414,712
                                                                        --------------    --------------
Cash and cash equivalents, end of period ............................   $      387,686    $      337,261
                                                                        ==============    ==============


         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                           SYNAGRO TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------
                                                             (UNAUDITED)
             Supplemental Cash Flow Information
             Interest paid during the period .....   $ 10,445,928   $  2,089,185
             Taxes paid during the period ........             --             --

                   NON-CASH INVESTING AND FINANCING ACTIVITIES

During the first nine months of 2000, the Company issued an aggregate of 57,746.93 shares of Series C, Series D, and Series E Preferred Stock ("Preferred Stock) with a beneficial conversion feature. The Company recognized the value of the beneficial conversion feature of $37,045,268 as a preferred stock dividend.

During the nine-month period ended September 30, 2000, the Company issued an aggregate of 220,898 shares relating to cashless exercises of certain warrants and options pursuant to an exemption from registration under Rule 144 of the Securities Act.

On July 9, 1999, the Company entered into a capital lease agreement to purchase ten trucks with a purchase price of approximately $660,000.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by Synagro Technologies, Inc. ("Synagro" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and nine months ended September 30, 2000, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

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

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for financial statements beginning after June 15, 1999. SFAS No. 133, as amended, requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is evaluating SFAS No.133 and the impact on existing accounting policies and financial reporting disclosures. The Company has not historically engaged in activities or entered into arrangements normally associated with derivative instruments. However, under the Company's amended credit facility dated January 27, 2000, the Company is required to hedge the interest rate on 50 percent of the total bank credit facility (see note 5). The Company has entered into two two-year hedge agreements dated April 18, 2000, and July 28, 2000, respectively, with Bank of America, N. A., for $35,000,000 and $15,000,000, respectively. Bank of America, N.A., at its discretion, can extend the term of the agreements by three years.

(2) ACQUISITIONS

1999 ACQUISITIONS

In 1999, the Company purchased Anti-Pollution Associates, Inc., D&D Pumping, Inc., Vital Cycle, Inc. and AMSCO, Inc. (collectively, the "1999 Acquisitions"). The 1999 Acquisitions were recorded using the purchase method of accounting. The balance sheet at September 30, 2000, includes the final allocation of the purchase price. The allocation resulted in approximately $19,889,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to the 1999 Acquisitions are summarized as follows:

Common stock shares issued .......................      3,044,784
                                                     ============
Value of common stock issued .....................   $  9,024,000
Cash paid including transaction costs,
net of cash acquired .............................     13,802,000
Less: Historical net assets acquired .............      2,937,000
                                                     ------------
Goodwill .........................................   $ 19,889,000
                                                     ============

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

2000 ACQUISITIONS

Subsequent to December 31, 1999, and through September 30, 2000, the Company purchased Residual Technologies, Limited Partnership and its affiliates (collectively "RESTEC"), Ecosytematics, Inc., Davis Water Analysis, Inc., AKH Water Management, Inc., Rehbein, Inc, certain assets and contracts of Whiteford Construction Company, Environmental Protection & Improvement Company, Inc. ("EPIC"), and the Bio Gro Division of Waste Management, Inc. ("Bio Gro") (collectively, the "2000 Acquisitions"). In connection with the purchase of RESTEC, the former owners are entitled to receive up to an additional $12.0 million over the next eight years if certain performance targets are met. In connection with the purchase of Rehbein, Inc., the former owners are entitled to receive up to an additional $2.0 million over the next three years if certain performance targets are met. In connection with the purchase of EPIC, the former owners are entitled to receive up to an additional $ 5.4 million over the next three years if certain performance targets are met. Additionally, the Company assumed approximately $13.4 million, net of restricted cash reserves of approximately $3,076,000, of municipal bonds in connection with the acquisition of RESTEC. The bonds contained a provision whereby RESTEC could defease the bonds and be released from all future obligations by placing an equivalent amount of U.S. Securities with the bonds trustee. On July 21, 2000, the Company defeased the bonds utilizing the $13.5 million available under its amended Senior Credit Agreement reserved for defeasance. The 2000 Acquisitions were accounted for using the purchase method of accounting. The preliminary allocation of the purchase prices, which is subject to final adjustment, resulted in approximately $99,783,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to the 2000 Acquisitions are summarized as follows:

Common stock shares issued ..................      1,325,000
                                                ============
Value of common stock issued ................   $  5,471,000
Cash paid including transaction costs,
     net of cash acquired ...................    239,425,000
Less: Historical net assets acquired ........    145,113,000
                                                ------------
Goodwill ....................................   $ 99,783,000
                                                ============

The following unaudited pro forma information for the periods set forth below gives effect to the 1999 Acquisitions and 2000 Acquisitions as if they had occurred at the beginning of 1999. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of actual results, which might have occurred if the acquisitions had been made at the beginning of the periods presented. The adjustments primarily relate to depreciation, interest, amortization of goodwill, preferred stock dividends and noncash beneficial conversion charges associated with the 1999 Acquisitions and 2000 Acquisitions.

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                                     (UNAUDITED)                        (UNAUDITED)
                                                          --------------------------------    -------------------------------
                                                               2000              1999              2000             1999
                                                          --------------    --------------    --------------   --------------
     Net sales ........................................   $   69,624,000    $   62,737,000    $  193,026,000   $  172,351,000
     Net income (loss) before Preferred Stock
     Dividends ........................................        3,846,000          (160,000)        7,990,000        1,713,000
     Net earnings (loss) applicable to Common Stock ...        2,027,000        (1,251,000)        2,730,000      (39,631,000)
     Net earnings (loss) per share
          Basic .......................................             0.10             (0.07)             0.14            (2.11)
          Diluted .....................................             0.08             (0.07)             0.14            (2.11)


(3) PREFERRED STOCK

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock that may be issued in one or more series or classes by the Board of Directors of the Company. Each such series or class shall have such powers, preferences, rights and restrictions as determined by resolution of the Board of Directors. Series A Junior Participating Preferred Stock will be issued upon exercise of the Stockholder Rights described below.

SERIES C REDEEMABLE PREFERRED STOCK

On January 26, 2000, the Company authorized 30,000 shares of Series C Preferred Stock, par value $.002 per share. Upon approval by a majority of the Company's shareholders and certain other conditions in March 2000, the Series C Preferred Stock became convertible into Series D Preferred Stock at a rate of 1:1. The Series C Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series C Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series C Preferred Stock shall accrue on a daily basis at the rate of 8 percent per annum on aggregate Liquidation Value plus accrued and unpaid dividends. The Series C Preferred Stock has no voting rights. Shares of Series C Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

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

During April 2000, all Series C Preferred Stock was converted to Series D Preferred Stock.

SERIES D REDEEMABLE PREFERRED STOCK

On January 26, 2000, the Company authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. The Series D Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by (i) the sum of
(a) the number of shares to be converted multiplied by the Liquidation Value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series D Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series D Preferred Stock shall accrue on a daily basis at the rate of 8 percent per annum on the aggregate Liquidation Value. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On January 27, 2000, the Company issued 2,641.176 shares of Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $2,641,176. The proceeds were used primarily to fund the 2000 Acquisitions. The Company also issued warrants to GTCR Fund VII, L.P. for a nominal price in connection with the issuance of subordinated debt, which warrants were immediately converted into 2,857.143 shares of Series D Preferred Stock.

SERIES E REDEEMABLE PREFERRED STOCK

On June 14, 2000, the Company authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. The Series E Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by (i) the sum of
(a) the number of shares to be converted multiplied by the Liquidation Value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series E Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series E Preferred Stock shall accrue on a daily basis at the rate of 8 percent per annum on the aggregate Liquidation Value. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On June 15, 2000, the Company issued 6,840 shares of Series E Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $6,840,000. The proceeds were used primarily to fund the acquisition of EPIC. The Company also issued warrants to GTCR for a nominal price in connection with the issuance of subordinated debt, which warrants were immediately converted into 1,400.00 shares of Series E Preferred Stock.

On August 14, 2000, the Company issued 25,768.744 shares of Series E Preferred Stock to GTCR Fund VII, L.P. and its affiliates, and 3,233.788 shares to TCW/Crescent Lenders. Additionally, the Company issued 2,589.635 and 229.88 warrants to GTCR Fund VII, L.P. and Affiliates, and TCW/Crescent Lenders, respectively, in connection with the issuance of the preferred stock; these were immediately converted into Series E Preferred Stock. The proceeds were used to fund the Bio Gro acquisition.

NONCASH BENEFICIAL CONVERSION

The Series D and Series E Preferred Stock, including Series C Preferred Stock that were converted into Series D Preferred Stock (see above), the warrants issued in connection with the subordinated debt (see Note 5) and warrants issued in connection with the issuance of Preferred Stock, which were converted into Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, are convertible into shares of the Company's common stock at $2.50 per share. This conversion feature was below the market price at the dates of issuance. The Company recognized the value of this beneficial conversion feature of approximately $37,045,000 as a preferred stock dividend at the dates of issuance. The value of such preferred stock dividend has no impact on the Company's cash flows, but reduces basic and diluted earnings applicable to holders of Common Stock. Additionally, current and future issuances of Series D and Series E Preferred Stock and warrants related to subordinated debt and issuance of Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends.

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

On January 27, 2000, the Company entered into a $110 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt (including the Facility), to fund capital expenditures and other general corporate purposes. The Senior Credit Agreement bears interest at Libor or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement. The Senior Credit Agreement was subsequently syndicated on March 15, 2000, to a banking group, and the capacity was increased to $120 million. The Senior Credit Agreement was amended and resyndicated on August 14, 2000, to a banking group, and the capacity was increased to $230 million. The loan commitments under the Senior Credit Agreement are as follows:

         (i.)     Revolving Loans up to $30,000,000 outstanding at any one time;

         (ii.)    Term A Loans of up to $50,000,000;

         (iii.) Term B Loans (which, once repaid, may not be reborrowed) of $100,000,000 made on the closing date;

         (iv.) Acquisition Loans up to $50,000,000 outstanding at any one time available on a revolving basis prior to August 14, 2001, provided that certain approvals are obtained and certain financial ratios are met; and

         (v.) Letters of credit issuable by the Company up to $20,000,000 as a subset of the Revolving Loans.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                    REVOLVING        TERM A          TERM B       ACQUISITION
                      LOANS          LOANS           LOANS           LOANS
                  ------------    ------------    ------------    ------------
Year 1 ........             --           10.00%           1.00%              0%
Year 2 ........             --           20.00%           1.00%           3.33%
Year 3 ........             --           25.00%           1.00%           3.33%
Year 4 ........             --           10.00%           1.00%          10.00%
Year 5 ........         100.00%          35.00%           1.00%          83.34%
Year 6 ........             --              --           95.00%             --
                  ------------    ------------    ------------    ------------
                        100.00%         100.00%         100.00%         100.00%
                  ============    ============    ============    ============

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it is in compliance with those covenants. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of November 14, 2000, the Company has borrowed approximately $192,000,000 ($50,000,000 of Term A Loans, $100,000,000
of Term B Loans, and $42,000,000 of Acquisition Loans), which was primarily used to refinance existing debt, partially fund the 2000

Acquisitions, and defease bonds acquired in the RESTEC purchase. As of November 14, 2000, the Company has approximately $38,000,000 available for additional borrowing under the Senior Credit Agreement.

On January 27, 2000, the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The agreement was amended on August 14, 2000, allowing, among other things, for GTCR Capital to syndicate a portion of the commitment. The loans bear interest at an annual rate of 12 percent paid quarterly and provide warrants that are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of November 14, 2000, the Company has borrowed approximately $52,760,000 of indebtedness under the terms of the agreement, which was used to partially fund the 2000 Acquisitions. Warrants to acquire 9,225.839 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised (see Note 3).

The Company had total debt of approximately $294,151,000 at September 30, 2000, net of restricted cash of approximately $5,541,000.

(6) COMMITMENTS AND CONTINGENCIES

Synagro's business activities are subject to environmental regulation under federal, state and local laws and regulations. In the ordinary course of conducting its business activities, Synagro becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. Synagro believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty. Synagro is under various regulations to procure licenses and permits to conduct its operations. These licenses and permits are subject to periodic renewal without which the Company's operations could be adversely affected. Also, there can be no assurance that regulatory requirements will not change to the extent that it would materially affect Synagro's consolidated financial statements.

The Company is a defendant in a lawsuit in which the plaintiff claims that the death of an individual was allegedly caused by certain biosolids disposed of by a wholly owned subsidiary of the Company. The litigation is currently in the discovery phase concerning causation. The Company plans to file a motion challenging causation. Trial is currently scheduled for April 2001. The Company is vigorously defending itself in the litigation. Synagro cannot predict the ultimate outcome of the matter at this time. The extent of damages, if any, in this action has not been determined and although the Company is confident in its position, the ultimate outcome of the foregoing cannot be determined at this time.

The Company is involved in two related lawsuits with Azurix Corp. ("Azurix"). These cases arise from disputes between the Company and Azurix. The events giving rise to the lawsuits began when Synagro and Azurix entered into a confidentiality agreement, giving Azurix access to confidential and proprietary information about Synagro for purposes of evaluating potential transactions between the parties, including an equity investment (through a subscription agreement) by Azurix in Synagro to provide the equity capital for pending acquisitions and a possible merger between the two companies. Subsequently, Synagro and Azurix supplemented the confidentiality agreement by mutually consenting to the terms and conditions of a standstill agreement under which Azurix agreed, among other things, not to pursue, for a specified period and in the absence of Synagro's consent, the acquisition of companies that Synagro had targeted for acquisition. Synagro believes that Azurix has breached its obligations to Synagro under the confidentiality and standstill agreements as well as the subscription agreement.

Azurix filed the Delaware Suit on October 29, 1999, seeking injunctive relief, declaratory relief relating to Azurix's obligations under the standstill agreement and the stock subscription agreement entered into between the Company and Azurix, and attorneys' and experts' fees. The Company believes Azurix filed the Delaware action in an attempt to have the Company's dispute with Azurix tried in Delaware (non-jury) rather than in Texas (jury).

The Company filed the Texas Suit on November 1, 1999, seeking injunctive relief, actual and exemplary damages, and attorneys' fees against Azurix for violations of the standstill agreement and certain confidentiality agreements governing Azurix's ability to use confidential and proprietary information provided to Azurix by the Company. The exchanges of information at issue occurred during negotiations regarding a $16,000,000 up to $23,000,000 investment by Azurix in the Company and a potential merger of the companies. On the Company's motion, the Texas Court entered a temporary restraining order on November 2, 1999, that prohibited Azurix from, among other things, consummating a contemplated acquisition of certain third-party companies that were subject to the standstill agreement, and from using information provided by the Company to Azurix during the course of their negotiations. On November 15, 1999, on Azurix's motion, the Texas Court abated the Texas Suit pending a decision by the court hearing the Delaware Suit as to which of the two actions should proceed. The Company subsequently filed a motion with the Delaware Court to dismiss or stay the Delaware Suit, which was granted in part by a decision of the Delaware Court, on February 3, 2000, to stay the Delaware Suit pending the resolution of the Texas Suit. Azurix's efforts to appeal the Delaware Court's ruling have been denied. Subsequently, the Texas Court lifted the abatement and reactivated the Texas Suit.

On May 9, 2000, the Company filed a First Amended Petition in which the Company seeks money damages, attorneys' fees and costs of court against Azurix for breaches of the subscription agreement and confidentiality and standstill agreements. On August 4, 2000, Azurix filed a First Amended Answer and Counterclaim in the Texas Suit asserting allegations of fraud, breaches of contract, and tortuous interference and seeking money damages, exemplary damages, attorneys' fees, and costs of court. The Company is vigorously contesting Azurix's claims. Trial in the Texas Suit is scheduled to begin on January 1, 2001. The extent of the damages, if any, in either action has not been determined and although the Company is confident in its position, the ultimate outcome of the foregoing matters cannot be determined at this time.

The Company operates a composting facility in Riverside County, California, under a conditional use permit ("CUP") that expires January 1, 2010. The CUP conditions allow for a reduction in material intake and the CUP life in the event of noncompliance with the CUP terms and conditions. On September 15, 1999, the Company received a preliminary injunction restraining and enjoining the County of Riverside ("County") from restricting intake of biosolids at the Company's Riverside composting facility based upon a June 22, 1999, order of the Board of Supervisors of the County.

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

On May 10, 2000, the Company prevailed at a hearing on its motion to amend the complaint to allow allegations challenging the County's authority to reduce intake and term of the CUP. The County successfully moved to strike portions of the amended complaint and the Company took a Writ to the California Court of Appeals on this ruling. The California appeals court granted the Company's motion and reversed the trial court's ruling. Consequently, the stricken portions of the amended complaint are again part of the case. No trial date has been set at this time. Although the Company feels that its case is meritorious, discovery has not been completed and the ultimate outcome cannot be determined at this time.

There are various other lawsuits and claims pending against Synagro that have arisen in the normal course of Synagro's business and relate mainly to matters of environmental, personal injury and property damage. The outcome of these matters is not presently determinable but, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of Synagro. It is reasonably possible, however, that a change in Synagro's estimate of its probable liability with respect to these matters could occur.

Synagro has issued or is a party to bank letters of credit, performance bonds and other guarantees. Such financial instruments are given in the ordinary course of business. Synagro insures the majority of its contractual obligations through performance bonds.

(7) EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per share (EPS) exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of the calculation, outstanding stock options, warrants and preferred stock are considered common stock equivalents. The adjusted number of shares for the nine months ended September 30, 2000, and the three months September 30, 2000, that would be increased related to stock options and convertible preferred stock were approximately 14,238,131 and 23,923,909, respectively; however, diluted per share amounts are not applicable for loss periods. The following table summarizes the basic EPS and diluted EPS computations for the quarter and nine months ended September 2000 and 1999:


                                                          THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------   --------------------------------
                                                               2000              1999             2000              1999
                                                          --------------    --------------   --------------    --------------
                                                                                      (UNAUDITED)
      Net income ......................................   $    3,706,646    $    1,674,396   $    4,051,482    $    1,985,173
      Preferred stock dividend ........................        1,282,703                --        2,233,837                --
      Non-cash beneficial conversion charge ...........       11,401,389                --       37,045,268                --
                                                          --------------    --------------   --------------    --------------
      Net income (loss) applicable to common stock ....   $   (8,977,446)   $    1,674,396   $  (35,227,623)   $    1,985,173
                                                          ==============    ==============   ==============    ==============

      Basic and diluted earnings (loss) per share:
        Net income (loss) .............................   $         0.19    $         0.09   $         0.21    $         0.12
        Preferred stock dividends .....................            (0.06)               --            (0.12)               --
                                                          --------------    --------------   --------------    --------------
              Subtotal ................................             0.13              0.09             0.09              0.12
        Non-cash beneficial conversion charge .........            (0.59)               --            (1.92)               --
                                                          --------------    --------------   --------------    --------------
        Net income (loss) per common share ............   $        (0.46)   $         0.09   $        (1.83)   $         0.12
                                                          ==============    ==============   ==============    ==============

      Weighted average shares outstanding, basic ......       19,433,850        17,641,495       19,241,211        16,095,245
      Weighted average shares outstanding, diluted ....       19,433,850        18,997,522       19,241,211        17,073,245


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical and pro forma financial information of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K, as amended for the year ended December 31, 1999. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

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

HISTORICAL RESULTS AND OPERATIONS

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ----------------------------    ----------------------------
                                                                             (UNAUDITED)
                                                         2000            1999            2000            1999
                                                     ------------    ------------    ------------    ------------
Net sales ........................................   $ 53,512,995    $ 15,856,641    $ 99,947,848    $ 39,834,873
Cost of services .................................     38,778,632      11,271,832      73,381,592      29,785,853
                                                     ------------    ------------    ------------    ------------
Gross profit .....................................     14,734,363       4,584,809      26,566,256      10,049,020


Selling, general and administrative expenses .....      4,080,764       1,732,170       9,098,552       4,952,622
Amortization of goodwill .........................      1,040,131         433,848       2,478,266       1,101,876
                                                     ------------    ------------    ------------    ------------
Income from operations ...........................      9,613,468       2,418,791      14,989,438       3,994,522

Other income (expense), net ......................        (32,842)        168,619         (46,447)        219,651
Interest expense, net ............................     (5,873,980)       (913,014)    (10,891,509)     (2,229,000)
                                                     ------------    ------------    ------------    ------------
Other expenses, net ..............................     (5,906,822)       (744,395)    (10,937,956)     (2,009,349)
                                                     ------------    ------------    ------------    ------------

Income before provision for income taxes .........      3,706,646       1,674,396       4,051,482       1,985,173

Provision for income taxes .......................             --              --              --              --
                                                     ------------    ------------    ------------    ------------
Net income .......................................      3,706,646       1,674,396       4,051,482       1,985,173
Preferred stock dividends ........................      1,282,703              --       2,233,837              --
Non-cash beneficial conversion charge ............     11,401,389              --      37,045,268              --
                                                     ------------    ------------    ------------    ------------
Net income (loss) applicable to common stock .....   $ (8,977,466)   $  1,674,396    $(35,227,623)   $  1,985,173
                                                     ============    ============    ============    ============


For the quarter ended September 30, 2000, net sales were approximately $53,513,000 compared to approximately $15,857,000 for the quarter ended September 30, 1999, representing an increase of approximately $37,656,000 or 237 percent. The increase relates to sales from the 2000 Acquisitions of approximately $35,859,000 with the remaining increase resulting from internal growth. For the nine-month period ended September 30, 2000, net sales were approximately $99,948,000 compared to approximately $39,835,000 for the nine-month period ended September 30, 1999, representing an increase of approximately $60,113,000 or 151 percent. The increase relates to sales from the 1999 Acquisitions of approximately $4,683,000 and the 2000 Acquisitions of approximately $51,869,000 with the remaining increase resulting from internal growth.

Cost of services and gross profit for the quarter ended September 30, 2000, were approximately $38,779,000 and approximately $14,734,000, respectively, compared with approximately $11,272,000 and approximately $4,585,000, respectively, for the quarter ended September 30, 1999, resulting in gross profit as a percentage of sales of approximately 28 percent in 2000 compared to approximately 29 percent in 1999. The increase in gross profit for the quarter ended September 30, 2000, relates to the 2000 Acquisitions of approximately $10,265,000, and increased profits relating to additional volumes. Cost of services and gross profit for the nine-month period ended September 30, 2000, were approximately $73,382,000 and approximately $26,566,000, respectively, compared with approximately $29,786,000 and approximately $10,049,000, respectively, for the nine-month period ended September 30, 1999, resulting in gross profit as a percentage of sales of approximately 27 percent in 2000 compared to approximately 25 percent in 1999. The increase in gross profit for the nine-month period ended September 30, 2000, relates to the 1999 Acquisitions of approximately $1,220,000 and the 2000 Acquisitions of approximately $15,346,000, and increased profits relating to additional volumes.

Selling, general and administrative expenses were approximately $4,080,000 for the quarter ended September 30, 2000, compared to approximately $1,732,000 for the quarter ended September 30, 1999, representing an increase of approximately $2,348,000. The increase for the quarter ended September 30, 2000, relates to additional selling, general and administrative costs from the 2000 Acquisitions of approximately $793,000. The increase also reflects additional marketing, human resources, and other staff at the corporate level to support the Company's growth strategy. Selling, general and administrative expenses were approximately $9,098,000 for the nine-month period ended September 30, 2000, compared to approximately $4,953,000 for the nine-month period ended September 30, 1999, representing an increase of approximately $4,145,000. The increase for the nine-month period ended September 30, 2000, relates to additional selling, general and administrative costs from the 1999 Acquisitions of approximately $80,000 and the 2000 Acquisitions of approximately $1,289,000. The increase also reflects additional marketing, human resources, and other staff at the corporate level necessary to implement the Company's growth strategy.

Amortization of goodwill was approximately $1,040,000 for the quarter ended September 30, 2000, and $2,478,000 for the nine-month period ended September 30, 2000, compared to approximately $434,000 for the quarter ended September 30, 1999, and $1,102,000 for the nine-month period ended September 30, 1999. The increases relate to the 1999 Acquisitions and the 2000 Acquisitions.

Other expense, net was approximately $5,907,000 for the quarter ended September 30, 2000 compared to approximately $744,000 for the quarter ended September 30, 1999, representing an increase in expense of approximately $5,163,000. Other expense, net for the nine months ended September 30, 2000, was approximately $10,938,000 compared to approximately $2,009,000 for the nine months ended September 30, 1999. The increase relates primarily to interest expense which increased due to additional debt incurred to fund the 1999 Acquisitions and 2000 Acquisitions.

As a result of the foregoing, net income of approximately $3,707,000 before preferred stock dividends, or $0.19 per share, was reported for the quarter ended September 30, 2000, compared to a net income of approximately $1,674,000 before preferred stock dividends, or $0.09 income per share, for the quarter ended September 30, 1999. Net income of approximately $4,051,000 before preferred stock dividends, or $0.21 per share, was reported for the nine-month period ended September 30, 2000, compared to net income of approximately $1,984,000 before preferred stock dividends, or $0.12 income per share, for the nine-month period ended September 30, 1999.

During the quarter ended September 30, 2000, and the nine-month period ending September 30, 2000, preferred stock dividends of approximately $11,401,000 and $37,045,000, respectively, were recognized relating to the issuance of redeemable preferred stock with a beneficial conversion feature in connection with the 2000 Acquisitions. Additionally, for the quarter ended September 30, 2000, and the nine-month period ended September 30, 2000, preferred stock dividends of approximately $1,283,000 and $2,234,000, respectively, were recognized. See Note (3) herein for further discussion. There were no such dividends during 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations principally through the sale of equity and debt securities, a credit facility and through funds provided by operating activities.

On January 26, 2000, the Company authorized 30,000 shares of Series C Preferred Stock, par value $.002 per share. Upon approval by a majority of the Company's shareholders and certain other conditions in March 2000, the Series C Preferred Stock became convertible into Series D Preferred Stock at a rate of 1:1. The Series C Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series C Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series C Preferred Stock shall accrue on a daily basis at the rate of 8 percent per annum on aggregate Liquidation Value plus accrued and unpaid dividends. The Series C Preferred Stock has no voting rights. Shares of Series C Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On January 26, 2000, the Company authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. The Series D Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by (i) the sum of
(a) the number of shares to be converted multiplied by the Liquidation Value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series D Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series D Preferred Stock shall accrue on a daily basis at the rate of 8 percent per annum on aggregate Liquidation Value. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On January 27, 2000, the Company issued 17,358.824 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $17,358,824. On February 4, 2000, the Company issued 419.4 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $419,400. On March 24, 2000, the Company issued
225.000 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $225,000. On March 27, 2000, the Company issued 1,260.000 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $1,260,000. The proceeds were used primarily to fund the 2000 Acquisitions.

On January 27, 2000, the Company issued 2,641.176 shares of Series D preferred stock to GTCR Fund VII, L.P. and its affiliates for $2,641,176. The proceeds were used primarily to fund the 2000 Acquisitions.

The Company also issued warrants for a nominal price in connection with the issuance of subordinated debt, which were immediately converted into 2,857.143 shares of Series D Preferred Stock and 272.058 shares of Series C Preferred Stock.

During April 2000, all Series C Preferred Stock was converted to Series D Preferred Stock.

On June 14, 2000, the Company authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. The Series E Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by (i) the sum of
(a) the number of shares to be converted multiplied by the Liquidation Value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series E Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series E Preferred Stock shall accrue on a daily basis at the rate of 8 percent per annum on the aggregate Liquidation Value. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On June 15, 2000, the Company issued 6,840 shares of Series E Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $6,840,000. Additionally, the Company issued 1,400.00 warrants for a nominal price in connection with the issuance of the preferred stock; these were immediately converted into preferred stock. The proceeds were used primarily to fund the acquisition of EPIC.

On August 14, 2000, the Company issued 25,768.744 shares of Series E Preferred Stock to GTCR Fund VII, L.P. and its affiliates, and 3,233.788 shares to TCW/Crescent Lenders. Additionally, the Company issued 2,589.635 and 229.88 warrants to GTCR Fund VII, L.P. and its affiliates, and TCW/Crescent Lenders, respectively, in connection with the issuance of the preferred stock; these were immediately converted into Series E preferred stock. The proceeds were used primarily to fund the acquisition of Bio Gro.

The Series D and Series E Preferred Stock and warrants related to subordinated debt may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value is higher than the conversion price. See Note 3 in the accompanying "Notes to the Consolidated Financial Statements."

Through September 30, 2000, the Company had completed the 2000 Acquisitions for aggregate consideration of approximately $244,896,000. The transactions were accounted for using the purchase method of accounting. The preliminary allocation of purchase prices resulted in approximately $99,783,000 of goodwill that is being amortized over 40 years.

The Company purchased capital assets during the nine-months ended September 30, 2000, in the amount of approximately $3,897,000 and sold capital assets with proceeds totaling approximately $107,000.

As of September 30, 2000, the Company had current maturities on long-term debt of $11,703,000, as compared to approximately $2,818,000 in 1999. The Company's total long-term debt was approximately $294,151,000 at September 30, 2000, reflecting an increase of approximately $251,330,000 over September 30, 1999. This increase is due primarily to additional financing to fund the 2000 Acquisitions.

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

On January 27, 2000, the Company entered into a $110 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt (including the Facility), to fund capital expenditures and other general corporate purposes. The Senior Credit Agreement bears interest at Libor or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement. The Senior Credit Agreement was subsequently syndicated on March 15, 2000, to a banking group, and the capacity was increased to $120 million. The Senior Credit Agreement was amended and resyndicated on August 14, 2000, to a banking group, and the capacity was increased to $230 million. The loan commitments under the Senior Credit Agreement are as follows:

         (i.)     Revolving Loans up to $30,000,000 outstanding at any one time;

         (ii.)    Term A Loans of up to $50,000,000;

         (iii.) Term B Loans (which, once repaid, may not be reborrowed) of $100,000,000 made on the closing date;

         (iv.) Acquisition Loans up to $50,000,000 outstanding at any one time available on a revolving basis prior to August 14, 2001, provided that certain approvals are obtained and certain financial ratios are met; and

         (v.) Letters of credit issuable by the Company up to $20,000,000 as a subset of the Revolving Loans.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                   REVOLVING         TERM A          TERM B        ACQUISITION
                     LOANS           LOANS           LOANS            LOANS
                  ------------    ------------    ------------    ------------
Year 1 ........             --           10.00%           1.00%              0%
Year 2 ........             --           20.00%           1.00%           3.33%
Year 3 ........             --           25.00%           1.00%           3.33%
Year 4 ........             --           10.00%           1.00%          10.00%
Year 5 ........         100.00%          35.00%           1.00%          83.34%
Year 6 ........             --              --           95.00%             --
                  ------------    ------------    ------------    ------------
                        100.00%         100.00%         100.00%         100.00%
                  ============    ============    ============    ============

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it is in compliance with those covenants. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of November 14, 2000, the Company has borrowed approximately $192,000,000 ($50,000,000 of Term A Loans, $100,000,000
of Term B Loans, and $42,000,000 of Acquisition Loans), which was primarily used to refinance existing debt, partially fund the 2000 Acquisitions, and defease bonds acquired in the RESTEC purchase. The Company has approximately $38,000,000 available for additional borrowing under the Senior Credit Agreement at November 14, 2000.

On January 27, 2000, the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The loans bear interest at an annual rate of 12 percent paid quarterly and provide warrants that are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of November 14, 2000, the Company has borrowed approximately $52,706,000 of indebtedness under the terms of the agreement that was used to partially fund the 2000 Acquisitions. Warrants to acquire 9,225.839 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised.

The Company had total debt of approximately $246,767,000 at September 30, 2000, net of restricted cash of approximately $5,541,000.

At September 30, 2000, the Company had working capital of approximately $24,867,000. Accounts receivable and prepaid expenses and other currents assets increased by approximately $51,802,000 during the nine months ended September 30, 2000, primarily due to the acquisitions and increased receivables relating to additional sales volumes. The Company evaluates the collectibility of its receivables based on a specific account-by-account review, and has an allowance of approximately $1,711,000 at September 30, 2000. Accounts payable and accrued expenses increased by approximately $24,776,000 during the nine months ended September 30, 2000, primarily as a result of the 2000 Acquisitions. The Company believes its cash requirements for 2000 can be met with existing cash, cash flows from operations and its borrowing availability under the Senior Credit Agreement.

The increase in other assets as of September 30, 2000, related primarily to an increase in deferred bank costs associated with the credit facility and GTCR subordinated debt, partially offset by a reduction in pre-acquisition costs related to acquisitions consummated in 2000.

The Company has undergone significant restructuring throughout the last three years, including changes in senior management and refinancing of its indebtedness. As a result of these changes, management believes the Company is better positioned to respond to opportunities in the biosolids market.

SEASONALITY

The Company's business is seasonal and subject to certain unusual weather conditions and unseasonably heavy rainfall that can temporarily reduce the availability of land application sites in close proximity to the Company's business. During the winter months, the ground is frozen in certain geographic areas where the Company operates, which can limit the level of land application that can be performed. Generally, the customer stores the product during the winter months with transportation and land application services performed as the ground thaws. As a result, the Company's revenues and operational results are generally lower in the first calendar quarter.

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

INTEREST RATE RISK

Total debt at November 14, 2000, included approximately $190,500,000 in floating rate debt attributed to the bank credit facility borrowings at an average interest rate of 10.14 percent. As a result, the Company's annual interest cost in 2000 will fluctuate based on short-term interest rates. The Company entered into two three-year hedge agreements dated April 18, 2000, and July 28, 2000, with Bank of America, N.A., for $35,000,000 and $15,000,000, respectively, establishing maximum fixed LIBOR rates of 6.28125 and 6.65, respectively. Bank of America, N.A., at its sole discretion, can extend the term of agreements by three years. The impact on annual cash flow of a ten-percent change in the floating rate would be approximately $916,000 after taking into consideration the hedge agreements.

At November 14, 2000, the Company's fixed rate debt had a book value and fair market value of approximately $157,692,000.

                           PART II - OTHER INFORMATION

ITEM 1.

LITIGATION

Synagro's business activities are subject to environmental regulation under federal, state and local laws and regulations. In the ordinary course of conducting its business activities, Synagro becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. Synagro believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty. Synagro is under various regulations to procure licenses and permits to conduct its operations. These licenses and permits are subject to periodic renewal without which the Company's operations could be adversely affected. Also, there can be no assurance that regulatory requirements will not change to the extent that it would materially affect Synagro's combined financial statements.

The Company is a defendant in a lawsuit in which the plaintiff claims that the death of an individual was allegedly caused by certain biosolids disposed of by the Company. The litigation is currently in the discovery phase concerning causation. The Company plans to file a motion challenging causation. Trial is currently scheduled for April 2001. The Company is vigorously defending itself in the litigation. Synagro cannot predict the ultimate outcome of the matter at this time. The extent of damages, if any, in this action has not been determined and although the Company is confident in its position, the ultimate outcome of the foregoing cannot be determined at this time.

The Company is involved in two related lawsuits with Azurix Corp. ("Azurix"). These cases arise from disputes between the Company and Azurix. The events giving rise to the lawsuits began when Synagro and Azurix entered into a confidentiality agreement, giving Azurix access to confidential and proprietary information about Synagro for purposes of evaluating potential transactions between the parties, including an equity investment (through a subscription agreement) by Azurix in Synagro to provide the equity capital for pending acquisitions and a possible merger between the two companies. Subsequently, Synagro and Azurix supplemented the confidentiality agreement by mutually consenting to the terms and conditions of a standstill agreement under which Azurix agreed, among other things, not to pursue, for a specified period and in the absence of Synagro's consent, the acquisition of companies that Synagro had targeted for acquisition. Synagro believes that Azurix has breached its obligations to Synagro under the confidentiality and standstill agreements as well as the subscription agreement.

Azurix filed the Delaware Suit on October 29, 1999, seeking injunctive relief, declaratory relief relating to Azurix's obligations under the standstill agreement and the stock subscription agreement entered into between the Company and Azurix, and attorneys' and experts' fees. The Company believes Azurix filed the Delaware action in an attempt to have the Company's dispute with Azurix tried in Delaware (non-jury) rather than in Texas (jury).

The Company filed the Texas Suit on November 1, 1999, seeking injunctive relief, actual and exemplary damages, and attorneys' fees against Azurix for violations of the standstill agreement and certain confidentiality agreements governing Azurix's ability to use confidential and proprietary information provided to Azurix by the Company. The exchanges of information at issue occurred during negotiations regarding a $16,000,000 up to $23,000,000 investment by Azurix in the Company and a potential merger of the companies. On the Company's motion, the Texas Court entered a temporary restraining order on November 2, 1999, that prohibited Azurix from, among other things, consummating a contemplated acquisition of certain third-party companies that were subject to the standstill agreement, and from using information provided by the Company to Azurix during the course of their negotiations. On November 15, 1999, on Azurix's motion, the Texas Court abated the Texas Suit pending a decision by the court hearing the Delaware Suit as to which of the two actions should proceed. The Company subsequently filed a motion with the Delaware Court to dismiss or stay the Delaware Suit, which was granted in part by a decision of the Delaware Court, on February 3, 2000, to stay the Delaware Suit pending the resolution of the Texas Suit. Azurix's efforts to appeal the Delaware Court's ruling have been denied. Subsequently, the Texas Court lifted the abatement and reactivated the Texas Suit.

On May 9, 2000, the Company filed a First Amended Petition in which the Company seeks money damages, attorneys' fees and costs of court against Azurix for breaches of the subscription agreement and confidentiality and standstill agreements. On August 4, 2000, Azurix filed a First Amended Answer and Counterclaim in the Texas Suit asserting allegations of fraud, breaches of contract, and tortuous interference and seeking money damages, exemplary damages, attorneys' fees, and costs of court. The Company is vigorously contesting Azurix's claims. Trial in the Texas Suit is scheduled to begin on January 1, 2001. The extent of the damages, if any, in either action has not been determined and although the Company is confident in its position, the ultimate outcome of the foregoing matters cannot be determined at this time.

The Company operates a composting facility in Riverside County, California, under a conditional use permit ("CUP") that expires January 1, 2010. The CUP conditions allow for a reduction in material intake and the CUP life in the event of noncompliance with the CUP terms and conditions. On September 15, 1999, the Company received a preliminary injunction restraining and enjoining the County of Riverside ("County") from restricting intake of biosolids at the Company's Riverside composting facility based upon a June 22, 1999, order of the Board of Supervisors of the County.

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

On May 10, 2000, the Company prevailed at a hearing on its motion to amend the complaint to allow allegations challenging the County's authority to reduce intake and term of the CUP. The County successfully moved to strike portions of the amended complaint and the Company took a Writ to the California Court of Appeals on this ruling. The California appeals court granted the Company's motion and reversed the trial court's ruling. Consequently, the stricken portions of the amended complaint are again part of the case. No trial date has been set at this time. Although the Company feels that its case is meritorious, discovery has not been completed and the ultimate outcome cannot be determined at this time.

There are various other lawsuits and claims pending against Synagro that have arisen in the normal course of Synagro's business and relate mainly to matters of environmental, personal injury and property damage. The outcome of these matters is not presently determinable but, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the combined financial condition or results of operations of Synagro. It is reasonably possible, however, that a change in Synagro's estimate of its probable liability with respect to these matters could occur.

Synagro has issued or is a party to bank letters of credit, performance bonds and other guarantees. Such financial instruments are given in the ordinary course of business. Synagro insures the majority of its contractual obligations through performance bonds.

ITEM 6. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibit Index

     27.1 Financial Data Schedule

(B)  Reports on Form 8-K

     Current Report on Form 8-K filed on August 28, 2000, Item 5

     Current Report on Form 8-K/A filed on August 29, 2000, Item 5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    SYNAGRO TECHNOLOGIES, INC.

    Date: November 14, 2000            By:  /s/ Ross M. Patten
                                          -----------------------
                                          Chief Executive Officer

    Date: November 14, 2000            By:  /s/ J. Paul Withrow
                                          -----------------------
                                          Chief Financial Officer

                                  EXHIBIT INDEX


        EXHIBIT
        NUMBER                   DESCRIPTION
        ------                   -----------
         27.1              Financial Data Schedule