Form 10-K405
period 2000-12-31
SYNAGRO TECHNOLOGIES INC
filed 2001-03-30
CIK 895565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The number of shares outstanding of the issuer's Common Stock as of March 23, 2001, was 19,435,781. The aggregate market value of the 16,449,174 shares of the Company's Common held by nonaffiliates of the Company, based on the market price of the Common Stock of $1.625 per share as of March 23, 2001, was approximately $26,730,000.

Portions of the registrant's proxy statement to be filed in connection with the registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those discussed in Item 1 below. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of these factors. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

BUSINESS OF THE COMPANY

The Company engages in the business of biosolids management, primarily through beneficial reuse programs. The Company provides transportation, processing (which primarily consists of heat drying/pelletization, incineration, composting and lime stabilization), site monitoring, land application and environmental regulatory compliance services with respect to biosolids to local and state agencies, municipalities and private companies. The Company's biosolids management services also include dredging, dewatering, and cleaning out municipal and industrial lagoons and digesters. The Company currently operates in excess of 500 contracts. These biosolids management services account for substantially all of the Company's revenues.

There are two standards of treating biosolids for pathogen reduction -- Class A and Class B. The Company is able to treat biosolids with Class A pathogen reduction and certain levels of vector attraction reduction (i.e., insects and rodents) to produce "Exceptional Quality Biosolids," which can be beneficially used on the land with very few limitations or site restrictions. Biosolids that are not Exceptional Quality, also known as Class B biosolids, while less expensive to process, are subject to more monitoring and detailed record keeping requirements. These alternative methods provide choices to prospective customers who may prefer to use methods that currently require lower initial cost, but which may require additional future costs for monitoring of the related disposal sites.

The Company primarily conducts its business through its wholly owned subsidiaries, which operate throughout the United States.

MERGERS AND ACQUISITIONS

The Company's business plan has developed through the acquisition of biosolids treatment companies and their integration into the business operations of the Company and its subsidiaries. The Company's acquisition strategy has been developed with the intent to increase the efficiency and profitability of each of these acquisition targets through operational and marketing synergies with the Company's existing business operations. There can be no assurances that the Company's acquisition strategy will generate these synergies or result in profitable operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

2000 ACQUISITIONS

During 2000, the Company purchased Residual Technologies, Limited Partnership and its affiliates (collectively "RESTEC"), Ecosystematics, Inc., Davis Water Analysis, Inc., AKH Water Management, Inc., Rehbein, Inc, certain assets and contracts of Whiteford Construction Company, Environmental Protection & Improvement Company, Inc. ("EPIC"), and the Bio Gro Division of Waste Management, Inc. ("Bio Gro") (collectively, the "2000 Acquisitions"). In connection with the purchase of RESTEC, the former owners are entitled to receive up to an additional $12.0 million over the next eight years if certain performance targets are met. In connection with the purchase of Rehbein, Inc., the former owners are entitled to receive up to an additional $2.0 million over the next three years if certain performance targets are met. In connection with the purchase of EPIC, the former owners are entitled to receive up to an additional $ 5.4 million over the next three years if certain performance targets are met. Additionally, the Company assumed approximately $13.4 million, net of restricted cash reserves of approximately $3.1 million, of municipal bonds in connection with the acquisition of RESTEC. The bonds contained a provision whereby RESTEC could defease the bonds and be released from all future obligations by placing an equivalent amount of U.S. Securities with the bonds trustee. On July 21, 2000, the Company defeased the bonds utilizing the $13.5 million available under its amended Senior Credit Agreement reserved for defeasance. The 2000 Acquisitions were accounted for using the purchase method of accounting. The preliminary allocation of the purchase prices, which is subject to final adjustment, resulted in approximately $106,103,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to the 2000 Acquisitions are summarized as follows:

Common stock shares issued ..................      1,325,000
                                                ============
Fair value of common stock issued ...........   $  5,471,000
Cash paid including transaction costs,
     net of cash acquired ...................    245,386,000
Less: Fair value of net tangible assets
     acquired ...............................    144,754,000
                                                ------------
Goodwill ....................................   $106,103,000
                                                ============


1999 ACQUISITIONS

In 1999, the Company purchased Anti-Pollution Associates, Inc., D&D Pumping, Inc., Vital Cycle, Inc. and AMSCO, Inc. (collectively, the "1999 Acquisitions"). The 1999 Acquisitions were recorded using the purchase method of accounting. The balance sheet at September 30, 2000, includes the final allocation of the purchase price. The allocation resulted in approximately $19,790,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to the 1999 Acquisitions are summarized as follows:

Common stock shares issued ..................      3,044,784
                                                ============
Fair value of common stock issued ...........   $  9,024,000
Cash paid including transaction costs,
     net of cash acquired ...................     13,802,000
Less: Fair value of net tangible assets
     acquired ...............................      3,036,000
                                                ------------
Goodwill ....................................   $ 19,790,000
                                                ============

The Company also completed a business combination with National Resource Recovery, Inc., accounted for as a pooling-of-interests.

1998 ACQUISITIONS

During 1998, the Company purchased A&J Cartage, Inc. ("A&J") and related companies, Recyc, Inc. ("Recyc") and Environmental Waste Recycling, Inc. ("EWR"). Collectively, these acquisitions are referred to as the "1998 Acquisitions." The transactions were recorded using the purchase method of accounting. The balance sheet at December 31, 2000, includes an allocation of the purchase price that resulted in approximately $42,643,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to these acquisitions are summarized as follows:

Common stock shares issued ............................      4,152,981
                                                          ============
Fair value of common stock issued .....................   $ 23,783,000
Notes payable-issued and assumed ......................     11,669,000
Cash paid including transaction costs,
   net of cash acquired ...............................      9,410,000
Less: Fair value of net tangible assets acquired ......      2,219,000
                                                          ------------
Goodwill ..............................................   $ 42,643,000
                                                          ============

GOVERNMENT REGULATION

Federal and state environmental authorities regulate the activities of the Company's primary customers, wastewater treatment plants ("WWTP"), and enforce standards for the WWTP's discharge (effluent wastewater) via permits issued under the authority of the Clean Water Act, as amended ("CWA"), and state water quality control acts. The treatment of wastewater produces an effluent and wastewater solids. The treatment of these solids produces biosolids. To the extent demand for the Company's biosolids treatment methods is created by the need to comply with the environmental laws and regulations, any modification of the standards created by such laws and regulations may reduce the demand for the Company's biosolids treatment methods. Changes in these laws or regulations may also adversely affect the operations of the Company by imposing additional regulatory compliance costs on the Company, requiring the modification of and/or adversely affecting the market for the Company's biosolids management services.

The Company operates in a highly regulated environment and the WWTP's and other plants at which the Company's biosolids management services may be implemented are usually required to have permits, registrations and/or approvals from federal, state and/or local governments for the operation of such facilities. State and/or local authorities, in some jurisdictions, have prohibited and, in other jurisdictions, have sought and may seek to prohibit or restrict the land application, agricultural use of biosolid products, processing or composting.

Any of the permits, registrations or approvals noted above, or applications therefore may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are enforced differently, the Company may be required to obtain additional operating permits, registrations or approvals. The process of obtaining a required permit, registration or approval can be lengthy and expensive and the issuance of such permit or the obtaining of such approval may be subject to public opposition. There can be no assurances that the Company will be able to meet applicable regulatory requirements or that further attempts by state or local authorities to prohibit the land application, agricultural use of biosolids, thermal processing or biosolids composting will not be successful.

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

Land application regulations apply to generators of sewage sludge and biosolids, persons who treat sewage sludge and biosolids and persons who apply biosolids to land. Beneficial use through land application includes placement on agricultural land, nonagricultural land (forests and range lands), public contact sites (parks and golf courses), reclamation sites and home gardens. "Land application" in the context of the regulations includes bulk and bagged biosolids and biosolids products.

Any biosolids used for land application must have pollutant concentration levels below the ceiling concentrations established for nine inorganic pollutants. Biosolids that contain at least one of the nine pollutants in concentrations exceeding the ceiling limits cannot be applied to land.

Biosolids with pollutant concentration below certain levels are considered to be "High Quality Biosolids." High Quality Biosolids that meet one of six Class A pathogen reduction alternatives and meet one of eight vector attraction reduction options are considered to be Exceptional Quality Biosolids and are not subject to either the general requirements or the management practices of the regulations. Exceptional Quality Biosolids may be used as fertilizers and may be applied to a site in most states without the requirement of a permit.

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

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") generally imposes strict joint and several liability for cleanup costs upon (1) present owners and operators of facilities at which hazardous substances were disposed; (2) past owners and operators at the time of disposal;
(3) generators of hazardous substances that were disposed at such facilities; and (4) parties who arranged for the disposal of hazardous substances at such facilities. CERCLA Section 107 liability extends to cleanup costs necessitated by a release or threat of release of a hazardous substance. However, the definition of "release" under CERCLA excludes the "normal application of fertilizer." EPA regulations regard biosolids applied to land as a fertilizer substitute or soil conditioner. The EPA has indicated in a published document that it considers biosolids applied to land in compliance with the applicable regulations not to constitute a "release." Although the biosolids and alkaline waste products may contain hazardous substances (as defined under CERCLA), the Company has developed plans to manage the risk of CERCLA liability, including training of operators, regular testing of the biosolids and the alkaline admixtures to be used in treatment methods and reviewing incineration and other permits held by the entities from which alkaline admixtures are obtained.

The Company currently maintains environmental impairment liability insurance in the amount of $10,000,000, which is believed to be adequate; however, the Company could be adversely affected by a claim that is not covered or is only partially covered by liability insurance.

Many states have regulations or guidelines covering the land application of biosolids, which set either a maximum allowable concentration or maximum pollutant-loading rate for at least one pollutant. In addition, some states have established management practices for land application of biosolids. In some jurisdictions, state and/or local authorities have imposed permit requirements for, or have prohibited, the land application or agricultural use of biosolid products. There can be no assurance that any such permits will be issued or that any further attempts to require permits for, or to prohibit, the land application or agricultural use of biosolid products will not be successful.

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

The Company provides transportation, processing (which primarily consists of heat drying/pelletization, incineration, composting and lime stabilization), site monitoring, land application and environmental regulatory compliance services with respect to biosolids to local and state agencies, municipalities and private companies. The Company's services also include dredging, dewatering, and cleaning out municipal and industrial lagoons and digesters.

SEASONALITY

The Company's business is seasonal, and subject to certain unusual weather conditions and unseasonably heavy rainfall that can temporarily reduce the availability of land application sites in close proximity to the Company's business. Additionally, during the winter months, the ground is frozen which can limit the level of land application that can be performed. Generally, the customer stores the product during the winter months with transportation and land application services performed as the ground thaws. As a result, the Company's revenues and operational results are generally lower in the first and fourth calendar quarters.

BONDING

Commercial, federal, state and municipal projects often require contractors to post both performance and payment bonds at the execution of a contract. The amount of bonding capacity offered by sureties is a function of financial health of the Company requesting the bonding. Contractors without adequate bonding may be ineligible to bid or negotiate on many projects. The Company has frequently been required to obtain such bonds, and the Company anticipates it will continue to be required to obtain such bonds in the future, particularly with government contracts. As of March 23, 2001, the Company had a bonding capacity of approximately $139,000,000 with approximately $63,264,000 utilized as of that date. Management believes the existing capacity is sufficient to meet bonding needs for the foreseeable future. To date, no payments have been made by any bonding company for bonds issued by the Company.

COMPETITION

The Company provides a variety of services relating to the transportation and treatment of biosolids. The Company is in direct and indirect competition with other businesses that provide some or all of the same services including municipalities, water companies, municipal solid waste companies, fertilizer companies and farmer operations. While most of the private (nongovernmental) competitors are small, privately owned businesses, some are larger, more firmly established and have greater capital resources.

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

EMPLOYEES

As of March 23, 2001, the Company had approximately 918 full-time employees. These employees include: 6 executive officers, 13 nonexecutive officers, 95 operations managers, 45 environmental specialists, 67 maintenance personnel, 178 drivers and transportation personnel, 178 land application specialists, 224 general operation specialists, 24 sales employees and 88 financial and administrative employees. Additionally, the Company uses contract labor for various operating functions, including hauling and spreading services, when it is economically advantageous. The loss of the services of key employees could have an adverse effect on the Company's business.

The Company's employees are generally not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees. Rehbein, Inc., is a party to three union collective bargaining agreements that currently involve less than 20 employees. The Company provides its employees with certain benefits, including health, life and dental insurance and 401(k) benefits.

FACTORS THAT MAY AFFECT FUTURE RESULTS

ACQUISITION STRATEGY

Part of the Company's current strategy is to expand as a provider of biosolids management and beneficial reuse of organic materials and related services through an on-going program of acquiring businesses in the biosolids management industry in selected markets. Inherent in such strategy are certain risks, such as increasing demand for liquidity and capital resources and increasing debt service requirements. The market for such acquisition prospects is highly competitive, and management expects that certain potential acquirers will have significantly greater capital than the Company. The success of the Company's strategy and its ability to repay increased debt service will depend in part on the Company's ability to continue to contract for, finance and integrate into its business future acquisitions. There can be no assurance the current strategy will result in the desired effect of improving the Company's competitive position, financial condition and operating results.

POTENTIAL ACQUISITION LIABILITIES

The Company has expanded its business operations significantly since 1992 through the acquisition of existing businesses. Liabilities may exist with respect to future acquisition candidates or completed acquisitions that the Company has failed or has been unable to discover, including liabilities arising from noncompliance with environmental laws by prior owners, and for which the Company, as a successor owner, may be responsible. Warranties and indemnity provisions in such related acquisition agreements, if obtained, may not fully cover any actually determined liabilities due to their limited scope, amount or duration, or other reasons. Additionally, the indemnitor or warrantor may not be sufficiently solvent or have sufficient assets to satisfy any resulting claim by the Company, in which case the Company's financial condition and results of operations could be materially adversely affected.

GOODWILL

The consolidated balance sheet at December 31, 2000, includes goodwill representing approximately 37.6 percent of assets and 311.2 percent of stockholders' equity. An intangible asset, goodwill arises when a buyer accounts for a business acquisition under the purchase method of accounting and the purchase price exceeds the fair value of the tangible and separately measurable intangible net assets of that business. Generally accepted accounting principles require that the buyer amortize this and all other intangible assets over the period benefited. This amortization represents a noncash deduction in the determination of current operating net income and does not affect cash flows, but does reduce reported earnings.

The Company has determined the estimated benefits period for goodwill to be 20 to 40 years with a substantial majority of such goodwill with a life of 40 years. If the Company has understated or overlooked a material intangible asset having a benefit period less than the amortization period being used, or has overlooked factors indicating that a shorter benefit period for goodwill is appropriate, (1) earnings reported in periods immediately following an acquisition will be overstated and (2) earnings subsequently would be burdened by a continuing charge without the associated benefit to income that is expected in arriving at the consideration paid for acquisitions. Earnings in later years also could be significantly affected if management then determines that the remaining balance of goodwill has become impaired. The Company has reviewed all the factors and related future cash flows considered in arriving at the amount paid for acquisitions. The Company has concluded that (1) the anticipated future cash flows associated with the intangible assets recognized in the acquisitions will continue throughout the period of amortization selected and (2) no persuasive evidence exists that any material portion will dissipate over a shorter period. The Company's conclusion may prove to be incorrect. During 1999, the Financial Accounting Standards Board ("FASB") issued a formal proposal on this subject, which was revised February 2001. Under the revised proposal, it would establish a new accounting standard for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset, but would not permit amortization of goodwill as currently required by APB Opinion No. 17 for current and future goodwill. This proposed Statement would establish a new method of testing goodwill for impairment. It would require that goodwill be separately tested for impairment using a fair-value-based approach. The provisions related to the exposure draft may change upon issuance of the final statement.

ITEM 2. PROPERTIES

The Company currently leases approximately 11,300 square feet of office space at its principal place of business located in Houston, Texas. The Company pays approximately $17,000 per month on this office space, which expires in February 2004. The Company also leases regional operational facilities in: Houston, Texas; Corona, California; Advance, North Carolina; Millersville, Maryland; Baltimore, Maryland; and Miamisburg, Ohio, and has eleven district offices throughout the United States. These leases are for terms of zero to six years with monthly payments ranging from approximately $300 to approximately $17,000.

The Company owns and operates three pelletizing facilities; one located in the Bronx, New York, and two in Baltimore, Maryland, and operates three incineration facilities located in Woonsocket, Rhode Island; Waterbury, Connecticut; and New Haven, Connecticut. Additionally, the Company owns composting facilities for the processing of biosolids in Maysville, Arkansas; Lancaster, California; and Salome, Arizona, and owns storage sites in King George, Virginia, and Wicomico County, Maryland.

The Company currently leases and operates a 162.39 acre composting facility in Riverside County, California. The term of the lease is 30 years commencing July 1998 and terminating July 2028. The Company has the option to terminate this lease upon 30 days written notice in the event the Conditional Use Permit ("CUP"), expires prior to January 1, 2010. The Company also has a five-year option to purchase the property for $2,250,000, which expires in July 2003. Currently, the Company pays rent in the amount of $36,000 per annum for the first three years and $192,000 per annum thereafter. Additionally, the Company leases storage in Anne Arundel County, Maryland; Fauquier County, Virginia; Prince George's County, Maryland; Gorham, Maine; and Goochland, Virginia.

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

The Company is a defendant in a lawsuit in which the plaintiff claims that the death of an individual was allegedly caused by certain biosolids disposed of by a wholly owned subsidiary of the Company. The litigation is currently in the discovery phase concerning causation. The Company plans to file a motion challenging causation. Trial is currently scheduled for February 2002. The Company is vigorously defending itself in the litigation. Synagro cannot predict the ultimate outcome of the matter at this time. The extent of damages, if any, in this action has not been determined and although the Company is confident in its position, the ultimate outcome of the foregoing litigation cannot be determined at this time.

AZURIX CORP.

The Company is involved in two related lawsuits with Azurix Corp. ("Azurix"). These cases arise from disputes between the Company and Azurix. The events giving rise to the lawsuits began when Synagro and Azurix entered into a confidentiality agreement, giving Azurix access to confidential and proprietary information about Synagro for purposes of evaluating potential transactions between the parties, including an equity investment (through a subscription agreement) by Azurix in Synagro to provide the equity capital for business acquisitions and a possible merger between the two companies. Subsequently, Synagro and Azurix supplemented the confidentiality agreement by mutually consenting to the terms and conditions of a standstill agreement under which Azurix agreed, among other things, not to pursue, for a specified period and in the absence of Synagro's consent, the acquisition of companies that Synagro had targeted for acquisition. Synagro believes that Azurix breached its obligations to Synagro under the confidentiality and standstill agreements, as well as the subscription agreement.

The Company filed a suit on November 1, 1999, (the "Texas Suit") seeking injunctive relief, actual and exemplary damages, and attorneys' fees against Azurix for violations of the standstill agreement and certain confidentiality agreements governing Azurix's ability to use confidential and proprietary information provided to Azurix by the Company. On May 9, 2000, the Company filed a First Amendment Petition in which the Company seeks monetary damages, attorneys' fees and costs of court against Azurix for breaches of the subscription agreement and certain confidentiality and standstill agreements. Trial in the Texas Suit is scheduled to begin in September 2001.

Azurix filed a suit on October 29, 1999, (the "Delaware Suit") seeking injunctive relief, declaratory relief to Azurix's obligations under the standstill agreement and the stock subscription agreement entered into between the Company and Azurix, and attorneys' and experts' fees. The Company believes Azurix filed the Delaware Suit in an attempt to have the Company's dispute with Azurix tried in Delaware (nonjury) rather than in Texas (jury). The Company subsequently filed a motion with the Delaware Court to dismiss or stay the Delaware Suit pending the resolution of the Texas Suit, which was granted in part by a decision of the Delaware Court, on February 3, 2000 to stay the Delaware Suit pending the resolution of the Texas Suit. Azurix's efforts to appeal the Delaware Court's ruling have been denied. On August 4, 2000, Azurix filed a First Amendment Answer and Counterclaim in the Texas Suit asserting allegations of fraud, breaches of contract, and tortious interference and seeking money damages, exemplary damages, attorneys' fees and costs of court.

The parties are currently taking and scheduling depositions. The extent of the damages, if any, in either action has not been determined and although the Company is confident in its position, the ultimate outcome of the foregoing matters cannot be determined at this time.

RIVERSIDE COUNTY

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

The Company has taken the position that certain alleged odor violations asserted by the County staff during the pending litigation were not appropriate under the CUP. On certain of those instances, the Company has declined to reduce its intake of biosolids. The County alleges that the odor "violations," as well as the Company's actions in not reducing intake, could reduce the term of the CUP to January 2002. The Company disagrees and is challenging the County's position in the lawsuit. The Company has amended the Complaint to add a claim of violation of the Company's civil rights under U.S.C. Section 1983 based upon the County's unfair treatment of the Company.

No trial date has been set at this time and discovery is still ongoing. If the site is closed, the Company may incur additional costs related to contractual agreements and site closure. Additionally, goodwill and certain assets may be impaired. Total goodwill associated with the operations is approximately $14,422,000 at December 31, 2000. The financial impact associated with a site closure cannot be reasonably estimated at this time. Although the Company feels that its case is meritorious, the ultimate outcome cannot be determined at this time.

OTHER

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on October 31, 2000, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to a vote of the Company's stockholders. The following table also shows the results of voting as to each nominee:

NOMINEE                                    VOTES FOR            VOTES WITHHELD
-------                                    ---------            --------------
Ross M. Patten........................     38,621,502             248,662
Kenneth Ch'uan-K'ai Leung.............     38,621,502             248,662
Alfred Tyler, 2nd.....................     38,621,502             248,662
Gene Meredith.........................     38,621,502             248,662
David Donnini.........................     38,621,502             248,662
Vincent J. Hemmer.....................     38,621,502             248,662

     At the same meeting, the following proposal was also adopted by the Company's stockholders. The voting was as follows:


                                                           VOTES        VOTES
                                          VOTES FOR       AGAINST     ABSTAINING
                                          ---------       -------     ----------
Approve adoption of the Company's
 2000 Stock Option Plan................  31,217,670      3,161,257      14,239

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been listed for trading on The NASDAQ SmallCap Market ("Nasdaq"), under the symbol "SYGR", since October 1994. The reported high and low bid prices of the Company's Common Stock on the Nasdaq for the past two fiscal years are as follows:

                                                 HIGH      LOW
                                                ------   ------
Year Ended December 31, 2000
         1st Quarter ........................   $ 6.00   $ 3.69
         2nd Quarter ........................     4.63     3.00
         3rd Quarter ........................     3.50     2.44
         4th Quarter ........................     3.56     1.63

Year Ended December 31, 1999
         1st Quarter ........................   $ 4.88   $ 2.97
         2nd Quarter ........................     6.38     3.13
         3rd Quarter ........................     6.94     4.75
         4th Quarter ........................     6.84     3.50


As of March 23, 2001, the Company had 19,435,781 shares of Common Stock issued and outstanding. On that date, the market price for the Company's Common Stock on the Nasdaq was $1.625 per share. As of March 23, 2001, the Company had 265 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data with respect to the Company, which has been restated for the acquisition of National Resource Recovery, Inc. in 1999, which was accounted for as a pooling-of-interests and should be read in conjunction with the Consolidated Financial Statements:

                                                                               YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------------
                                                             2000          1999         1998          1997          1996
                                                          ----------    ----------   ----------    ----------    ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales .................................................   $  163,098    $   56,463   $   33,565    $   28,036    $   24,175
Gross profit ..........................................       43,198        13,992        5,449         4,797         3,868
Selling, general and
   administrative expenses ............................       14,337         6,876        4,181         3,576         5,982
Amortization of goodwill ..............................        3,516         1,527          629           229           256
Other charges (credits), net ..........................           --         1,500          (64)         (721)        4,842
Interest expense, net .................................       18,908         3,236        1,558         1,007           730
Net income (loss) before preferred stock dividend and
   noncash beneficial conversion charge ...............        6,551         1,148         (537)        1,116        (7,582)
Preferred stock dividends .............................        3,939            --          420            --            --
Noncash beneficial conversion charge ..................       37,045            --        3,515            --            --
Net income (loss) applicable to common
    stock .............................................      (34,433)        1,148       (4,472)        1,116        (7,582)
Basic and diluted earnings (loss) per share:
   Net income (loss) before preferred stock dividend
   and noncash beneficial conversion charge............         0.34          0.07        (0.05)         0.13         (1.04)
   Preferred stock dividends ..........................        (0.20)           --        (0.04)           --            --
                                                          ----------    ----------   ----------    ----------    ----------
      Subtotal ........................................         0.14          0.07        (0.09)         0.13         (1.04)
   Noncash beneficial conversion charge ...............        (1.92)           --        (0.31)           --            --
                                                          ----------    ----------   ----------    ----------    ----------
   Net income (loss) per common share .................        (1.78)         0.07        (0.40)         0.13         (1.04)
                                                          ==========    ==========   ==========    ==========    ==========

Working capital (deficit) .............................       14,104         3,982        5,692          (805)       (2,181)
Total assets ..........................................      443,821        99,172       66,622        21,166        19,386
Total long-term debt, net .............................      273,557        42,182       28,330         6,114         8,637
Stockholders' equity ..................................       53,564        45,314       34,249         7,727         3,864


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

RESULTS OF OPERATIONS

The following table sets forth certain items included in the Selected Financial Data, as a percentage of net sales for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            2000        1999        1998
                                                          --------    --------    --------
Statement of Operations Data:
Sales .................................................      100.0%      100.0%      100.0%
Gross profit ..........................................       26.5        24.8        16.2
Selling, general and administrative expenses ..........        8.8        12.2        12.5
Amortization of goodwill...............................        2.2         2.7         1.9
Other charges (credits), net ..........................         --         2.7         (.2)
Interest expense, net .................................       11.6         5.7         4.6
Net income (loss) before preferred stock dividend
    and noncash beneficial conversion charge ..........        4.0         2.0        (1.6)


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999

For the year ended December 31, 2000, net sales were approximately $163,098,000 compared to approximately $56,463,000 for the same period in 1999, an increase of approximately $106,635,000, or 188.9 percent. The increase relates primarily to additional revenue from acquisitions.

Cost of operations and gross profit for the year ended December 31, 2000, were approximately $119,900,000 and $43,198,000, respectively, compared to approximately $42,471,000 and $13,992,000, respectively, for the year ended 1999, resulting in an increase in gross profit as a percentage of sales to 26.5 percent in 2000 from 24.8 percent in 1999. The increase in gross profit as a percentage of sales is primarily attributable to the addition of higher margin heat drying and incineration services resulting from certain acquisitions completed in 2000.

Selling, general and administrative expenses were approximately $14,337,000 for the year ended December 31, 2000, compared to approximately $6,876,000 for 1999, an increase of approximately $7,461,000 or 108.5 percent. The increase relates primarily to increased corporate staffing and expense to implement and manage the Company's acquisitions (approximately $3,678,000) and additional selling, general and administrative costs associated with the businesses acquired (approximately $3,783,000). Selling, general and administrative expenses decreased from 12.2 percent of sales in 1999 to 8.8 percent of sales in 2000 due to cost savings resulting from integration of acquired operations and leverage of certain fixed administrative costs on significantly higher sales.

Amortization of goodwill increased from approximately $1,527,000 in 1999 to approximately $3,516,000 in 2000 due to acquisitions.

Other charges (credits), net, were approximately $1,500,000 in 1999. The charges related to approximately $1,500,000 in charges for legal, accounting and financing costs related to the proposed preferred stock and merger discussions with Azurix, both of which were terminated in October 1999, and several other legal matters. There were no such transactions in 2000.

Interest expense for the year ended December 31, 2000, was approximately $18,908,000 compared to approximately $3,236,000 for the same period in 1999. The increase in interest expense is related to the additional debt incurred to finance acquisitions.

Other income for the year ended December 31, 2000, was approximately $114,000 compared to approximately $294,000 for the same period in 1999. The decrease relates primarily to a reduction of gains on sale of assets.

As a result of the foregoing, net income of approximately $6,551,000 before preferred stock dividends and noncash beneficial conversion charges, or $.34 per share, was reported at December 31, 2000, compared to a net income of approximately $1,148,000 before preferred stock dividends and noncash beneficial conversion charges, or $.07 per share, in 1999.

During the twelve months ended December 31, 2000, the Company issued $65.1 million of preferred stock in connection with refinancing its debt and completing eight acquisitions. This preferred stock is convertible into common stock at $2.50 per share, which was below the market price of the Company's stock at the time of issuance. Financial accounting rules require that the Company record a "noncash beneficial conversion charge" for the difference between the market price and the conversion price at the date of issuance of this preferred stock. Accordingly, the Company has recorded a noncash beneficial conversion charge of $37.0 million in fiscal 2000.

As of December 31, 2000, the Company generated net operating loss ("NOL") carryforwards of approximately $34,684,000 available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Accordingly, the Company's ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has incurred losses in recent years and the utilization of these carryforwards could be limited as discussed above, a valuation allowance has been established to substantially offset the net deferred tax asset at December 31, 2000 and 1999. The valuation allowance increased by $2,370,000 for the year ended December 31, 2000, due to net deferred tax assets related to acquisitions closed in 2000 and increases in tax NOL carryforwards reduced by basis differences in fixed assets and goodwill. The valuation allowance decreased $699,000 for the year ended December 31, 1999, due to the Company's utilization of NOL carryforwards.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

For the year ended December 31, 1999, net sales were approximately $56,463,000 compared to approximately $33,565,000 for the same period in 1998, an increase of approximately $22,898,000, or 68 percent. The increase relates to additional revenue from acquisitions, an increase in volumes relating to new contracts and event work, and by reduced volumes due to nonrenewal of certain low margin contracts.

Cost of operations and gross profit for the year ended December 31, 1999, were approximately $42,471,000 and $13,992,000, respectively, compared to approximately $28,116,000 and $5,449,000, respectively, for the year ended 1998, resulting in an increase in gross profit as a percentage of sales to 24.8 percent in 1999 from 16.2 percent in 1998. The increase in gross profit as a percentage of sales was primarily a result of unusual inclement weather conditions in the Mid-Atlantic region in 1998 and unseasonably heavy rainfall in California in 1998, which resulted in (a) additional expenses incurred by the Company to transport material to land application sites (approximately $400,000) unaffected by the conditions, and (b) land disposal costs (approximately $1,180,000), which were incurred when land application sites were not available. Additionally, the Company did not renew certain low margin contracts. The remainder of the increase is primarily attributed to higher margin sales associated with certain acquisitions completed during 1998 and 1999.

Selling, general and administrative expenses were approximately $6,876,000 for the year ended December 31, 1999, compared to approximately $4,181,000 for 1998, an increase of approximately $2,695,000 or 64.5 percent. The increase relates primarily to increased corporate staffing (approximately $765,000) to implement the Company's acquisitions strategies, additional selling, general and administrative costs associated with the businesses acquired (approximately $1,858,000) and other increases in various selling, general and administrative expenses.

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

As a result of the foregoing, net income of approximately $1,148,000 before preferred stock dividends and noncash beneficial conversion charges, or $.07 per share, was reported at December 31, 1999, compared to a net loss of approximately $537,000 before preferred stock dividends and noncash beneficial conversion charges, or $.05 loss per share, in 1998.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 AND 1997

For the year ended December 31, 1998, net sales were approximately $33,565,000 compared to approximately $28,036,000 for the same period in 1997, an increase of approximately $5,529,000, or 19.7 percent. The increase relates to additional revenues from acquisitions, increased volume in Michigan, partially offset by the divestiture of Organi-Gro, Inc. in 1997 ("Organi-Gro"), reduced volume in Arkansas and Dallas due to nonrenewal of certain low margin contracts, and lower volumes related to operations in the Houston area.

Cost of operations and gross profit for the year ended December 31, 1998, were approximately $28,116,000 and $5,449,000, respectively, compared to approximately $23,239,000 and $4,797,000, respectively, for the year ended 1997, resulting in a decrease in gross profit as a percentage of sales from 17.1 percent in 1997 to 16.2 percent in 1998. Gross profit increased by approximately $652,000 due primarily to the increased net sales volume associated with businesses acquired. The decrease in gross profit as a percentage of sales was primarily a result of unusual weather conditions in the Mid-Atlantic region, unseasonably heavy rainfall in California, and a new biosolids land application restriction for certain months of the year in one California county, which resulted in (a) additional expenses incurred by the Company to transport material (approximately $400,000) to land application sites unaffected by the conditions, and (b) land disposal costs which were incurred when land application sites were not available (approximately $1,180,000). These costs were partially offset by higher margins of the biosolids composting operation obtained in the Recyc acquisition.

Selling, general and administrative expenses were approximately $4,181,000 for the year ended December 31, 1998, compared to approximately $3,576,000 for 1997, an increase of approximately $605,000, or 16.9 percent. The increase relates primarily to increased corporate staffing (approximately $466,000) to implement the Company's acquisitions strategies, additional selling, general and administrative costs associated with the businesses acquired (approximately $537,000), partially offset by the divestiture of Organi-Gro (approximately $164,000), staff reductions at the operational level implemented throughout 1997 (approximately $196,000), and a reduction of bonuses paid based upon operating results (approximately $146,000).

Amortization expense increased from approximately $229,000 to approximately $629,000 due to acquisitions.

Interest expense for the year ended December 31, 1998, was approximately $1,558,000 compared to approximately $1,007,000 for the same period in 1997. The increase in interest expense is related to the additional debt incurred to finance acquisitions.

Other charges (credits), net, were approximately ($64,000) for the year ended December 31, 1998, compared to approximately ($721,000) for the same period 1997. The decrease resulted from less income being recognized in 1998 related to notes receivable previously reserved of approximately ($280,000), partially offset by current year severance costs of approximately $220,000.

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

In the first quarter of 1998, the Company recognized a non cash beneficial conversion charge of approximately $3,514,000, related to redeemable Preferred Stock issued with a beneficial conversion feature. The value of this non cash beneficial conversion charge had no impact on the Company's cash flows. See Note 8 to the Notes to Consolidated Financial Statements. During the second quarter of 1998, the Company paid $420,000 in cash dividends to holders of Series B Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations principally through the sale of equity and debt securities, a credit facility and through funds provided by operating activities.

On January 26, 2000, the Company authorized 30,000 shares of Series C Preferred Stock, par value $.002 per share. Upon approval by a majority of the Company's shareholders and certain other conditions in March 2000, the Series C Preferred Stock became convertible into Series D Preferred Stock at a rate of 1:1. The Series C Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series C Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series C Preferred Stock shall accrue on a daily basis at the rate of eight percent per annum on aggregate Liquidation Value plus accrued and unpaid dividends. The Series C Preferred Stock has no voting rights. Shares of Series C Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On January 26, 2000, the Company authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. The Series D Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by (i) the sum of
(a) the number of shares to be converted multiplied by the Liquidation Value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series D Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series D Preferred Stock shall accrue on a daily basis at the rate of eight percent per annum on aggregate Liquidation Value. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

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

During April 2000, all Series C Preferred Stock was converted to Series D Preferred Stock.

On June 14, 2000, the Company authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. The Series E Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by (i) the sum of
(a) the number of shares to be converted multiplied by the Liquidation Value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series E Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends. Dividends on each share of Series E Preferred Stock shall accrue on a daily basis at the rate of eight percent per annum on the aggregate Liquidation Value. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

On June 15, 2000, the Company issued 6,840 shares of Series E Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $6,840,000. Additionally, the Company issued 1,400.00 warrants for a nominal price in connection with the issuance of the preferred stock; these were immediately converted into preferred stock. The proceeds were used primarily to fund the acquisition of EPIC.

On August 14, 2000, the Company issued 25,768.744 shares of Series E Preferred Stock to GTCR Fund VII, L.P. and its affiliates, and 3,233.788 shares to TCW/Crescent Lenders. Additionally, the Company issued 2,589.635 and 229.88 warrants to GTCR Fund VII, L.P. and its affiliates, and TCW/Crescent Lenders, respectively, in connection with the issuance of the preferred stock; these were immediately converted into Series E preferred stock. The proceeds of approximately $29,003,000 were used primarily to fund the acquisition of Bio Gro.

The Series D and Series E Preferred Stock and warrants related to subordinated debt may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value is higher than the conversion price. See Note 8 in the accompanying "Notes to the Consolidated Financial Statements."

During 2000, the Company completed the 2000 Acquisitions for aggregate consideration of approximately $250,857,000. The transactions were accounted for using the purchase method of accounting. The preliminary allocation of purchase prices resulted in approximately $106,103,000 of goodwill that is being amortized over 40 years.

The Company purchased capital assets during 2000 in the amount of approximately $5,805,000 and sold capital assets with proceeds totaling approximately $177,000.

As of December 31, 2000, the Company had current maturities on long-term debt of $11,550,000, as compared to approximately $1,247,000 in 1999. The Company's total long-term debt was approximately $285,108,000 at December 31, 2000, reflecting an increase of approximately $241,679,000 over December 31, 1999. This increase is due primarily to additional financing to fund the 2000 Acquisitions.

On October 7, 1998, the Company obtained a $40 million bank credit facility (the "Facility"). The Facility was used to retire certain debt payable to various individuals and financial institutions. The Facility was due to expire October 5, 2001, and bore interest at the bank Eurodollar or reference rate plus a margin based upon a pricing schedule per the Facility agreement. The Facility was subject to a borrowing base equal to 3.75 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing twelve months calculation, as defined in the Facility, less funded debt as defined (which includes notes payable to prior owners which could be refinanced through the Facility).

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

         (ii.) Term A Loans (which, once repaid, may not be reborrowed) of $50,000,000;

         (iii.) Term B Loans (which, once repaid, may not be reborrowed) of $100,000,000;

         (iv.) Acquisition Loans up to $50,000,000 outstanding at any one time available on a revolving basis prior to August 14, 2001, provided that certain approvals are obtained and certain financial ratios are met; and

         (v.) Letters of credit issuable by the Company up to $20,000,000 as a subset of the Revolving Loans. At December 31, 2000, the Company had approximately $1,426,000 letters of credit outstanding.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

Period Ending December 31,
--------------------------
                             REVOLVING       TERM A         TERM B       ACQUISITION
                               LOANS          LOANS          LOANS          LOANS
                            -----------    -----------    -----------    -----------
2000 ....................            --           5.00%           .50%             0%
2001 ....................            --          15.00%          1.00%             0%
2002 ....................            --          22.50%          1.00%          5.00%
2003 ....................            --          17.50%          1.00%          6.67%
2004 ....................            --          20.00%          1.00%         11.67%
2005 ....................        100.00%         20.00%          1.00%         76.66%
2006 ....................            --             --          94.50%            --
                            -----------    -----------    -----------    -----------
                                 100.00%        100.00%        100.00%        100.00%
                            ===========    ===========    ===========    ===========

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it is in compliance with those covenants. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of December 31, 2000, the Company has borrowed approximately $185,500,000 ($46,620,000 of Term A Loans, $97,658,000 of
Term B Loans, and $41,222,000 of Acquisition Loans), which was primarily used to refinance existing debt, partially fund the 2000 Acquisitions, and defease bonds acquired in the RESTEC purchase (see Note 2). As of March 23, 2001, the Company has approximately $38,000,000 of unused borrowings under the Senior Credit Agreement, of which $16,844,000 is available for borrowing based on the maximum senior debt to cash flow ratio included in the Senior Credit Agreement.

On January 27, 2000, the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The agreement was amended on August 14, 2000, allowing, among other things, for GTCR Capital to syndicate a portion of the commitment. The loans bear interest at an annual rate of 12 percent paid quarterly and provide warrants that are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of March 23, 2001, the Company has borrowed approximately $52,760,000 of indebtedness under the terms of the agreement, which was used to partially fund the 2000 Acquisitions. Warrants to acquire 9,225.839 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised (see Note 8).

During August 2000, the Company assumed certain revenue bonds in connection with the Bio Gro Acquisition. The revenue bonds (the "Revenue Bonds") and the term revenue bonds (the "Term Revenue Bonds") (collectively, the "Project Revenue Bonds") were issued in 1996 by the Maryland Energy Financing Administration pursuant to the Maryland Energy Financing Act. The proceeds of the Project Revenue Bonds were loaned to the Company pursuant to a June 1996 financing agreement for the purposes of financing the costs of the construction of the Company's thermal operations located in Baltimore County, Maryland, at the site of Baltimore's Back River Wastewater Treatment Plant and in the City of Baltimore, Maryland, at the site of Baltimore's Patapsco Wastewater Treatment Plant. Both facilities were in operation prior to 1998.

The Project Revenue Bonds are primarily secured by the pledge of revenues and assets related to the Company's Back River and Patapsco thermal facilities. The underlying service contracts between the Company and Baltimore obligated the Company to design, construct and operate the thermal facilities and obligated Baltimore to deliver biosolids for processing at the thermal facilities. The Company and Baltimore have agreed that Baltimore will deposit all payments made by Baltimore to the Company under the service contracts directly with a trustee for the purpose of maintaining a reserve fund to service debt requirements.

At December 31, 2000, the Project Revenue Bonds were collateralized by property, plant and equipment with a net book value of approximately $62,234,000 and restricted cash of approximately $7,626,000.

The Project Revenue Bonds can be redeemed at the option of the Company at any time on or after December 1, 2006, subject to redemption prices specified in the financing agreement. The Project Revenue Bonds can be redeemed at the option of the Company under certain extraordinary conditions, as defined in the financing agreement. Additionally, the Term Revenue Bonds are subject to mandatory sinking fund requirements prior to final maturity, beginning on December 1, 2006.

Synagro Baltimore, Inc. ("SBI") a wholly owned subsidiary of the Company, has guaranteed the performance of services under the underlying service agreements with the City of Baltimore. Waste Management, Inc., under the terms of the Bio Gro Acquisition purchase agreement, is currently guaranteeing the performance of services under the underlying service agreements. The Company is required to pay Waste Management, Inc. $500,000 a year beginning in 2005 thereafter until the bonds are fully extinguished or the guarantee is removed. Neither SBI nor Waste Management has guaranteed payment of debt service on the Project Revenue Bonds.

Restricted cash represents monies held by First Union National Bank (the "Trustee)" for the loan agreement between the Maryland Energy Financing Administration and SBI. As a requirement of the loan agreement, SBI must meet the requirements stipulated per the agreement dated June 1, 1996. The loan, based on the terms of the related indenture, requires that certain monies be placed in restricted fund accounts to be used for various designated purposes (i.e., debt service reserve funds, bond funds, etc.). The debt service reserve fund has been presented net of debt in the accompanying balance sheets. Monies in the funds will remain restricted until such time as the related loan matures or is paid off, whichever occurs first. SBI was in compliance with the reserve requirements as of December 31, 2000.

At December 31, 2000, the Company had working capital of approximately $14,104,000. Accounts receivable and prepaid expenses and other current assets increased by approximately $45,073,000 during fiscal 2000, primarily due to the acquisitions. The Company evaluates the collectibility of its receivables based on a specific account-by-account review. The Company had allowances of approximately $1,701,000 and $523,000 at December 31, 2000 and 1999,
respectively, and write-offs of approximately $45,000 and $3,000 in 2000 and 1999, respectively. Accounts payable and accrued expenses increased by approximately $31,248,000 during fiscal 2000 primarily as a result of additional trade payables relating to acquisitions. The Company believes its cash requirements for 2001 can be met with existing cash, cash flows from operations and its borrowing availability under the Senior Credit Agreement.

The increase in other assets as of December 31, 2000, related primarily to an increase in deferred bank costs associated with the credit facility and GTCR Subordinated Debt.

The Company has undergone significant restructuring throughout the last three years, including changes in senior management and refinancing of its indebtedness. As a result of these changes, management believes the Company is better positioned to respond to opportunities in the residuals market.

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

INTEREST RATE RISK

Total debt at December 31, 2000, included approximately $185,500,000 in floating rate debt attributed to the bank credit facility borrowings at a weighted interest rate of 10.14 percent. As a result, the Company's annual interest cost in 2000 will fluctuate based on short-term interest rates. Under the Company's Senior Credit Agreement, the Company is required to hedge its exposure to variable interest rates on 50 percent of the total bank credit facility. The Company has entered into interest rate swap agreements totaling notional $96,000,000 to meet this requirement. The impact on annual cash flow of a ten percent change in the floating rate (approximately 56 basis points) would be approximately $497,000.

At December 31, 2000, the Company's fixed rate debt had a book value and fair value of approximately $99,608,000. The floating rate debt will mature in July 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are incorporated herein by reference as set forth on pages F-1 to F-28 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers and directors of the Company and compliance with Section 16(a) of the Exchange Act will be incorporated by reference under the caption "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders. The Company intends to file the Proxy Statement within 120 days from the fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation will be incorporated by reference under the caption "Other Information-Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders. The Company intends to file the Proxy Statement within 120 days from the fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be incorporated by reference under the caption "Other Information-Principal Stockholders" and "Election of Directors-Management Stockholdings" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders. The Company intends to file the Proxy Statement within 120 days from the fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be incorporated by reference under the caption "Other Information--Certain Transactions" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders. The Company intends to file the Proxy Statement within 120 days from the fiscal year end.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)      1.       FINANCIAL STATEMENTS

Synagro Technologies, Inc. and Subsidiaries consolidated balance sheets as of December 31, 2000 and 1999, and related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000.

         2.      FINANCIAL SCHEDULES

All financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

         3.      EXHIBITS

EXHIBIT                             DESCRIPTION OF EXHIBIT

3.1 Restated Certificate of Incorporation of Synagro Technologies, Inc. (the "Company") dated August 16, 1996. (Exhibit 3.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference.)

3.2 Bylaws of the Company dated August 5, 1996. (Exhibit 3.2 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference.)

4.1 Specimen Common Stock Certificate of the Company. (Exhibit 4.1 to the Company's Registration Statement on Form 10, dated December 29, 1992, is incorporated herein by reference.)

4.2 Specimen Warrant Certificate of the Company. (Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 33-95028), dated July 27, 1995, and as amended, is incorporated herein by reference.)

4.3 Rights Agreement, dated as of December 20, 1996, between the Company and Intercontinental Registrar & Transfer Agency, Inc., as Rights Agent, which includes as Exhibit A thereto the Synagro Technologies, Inc. Statement of Designations, Preferences, Limitations and Relative Rights of its Series A Junior Participating Preferred Stock, and as Exhibit C thereto the Form of Rights Certificate. (Incorporated by reference to Exhibit No. 4.1 to Registrant's Registration Statement on Form 8-A dated December 27, 1996.)

4.4 Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock of Synagro Technologies, Inc. (Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended 1997, is incorporated herein by reference.)

4.5 Registration Rights Agreement, dated as of March 31, 1998, among the Company, Environmental Opportunities Fund, L.P., Environmental Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto. (Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended 1997, is incorporated herein by reference.)

4.6 Specimen Series B Preferred Stock Certificate. (Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended 1997, is incorporated herein by reference.)

4.7 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Synagro Technologies, Inc. (Exhibit 2.4 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

4.8 Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Synagro Technologies, Inc. (Exhibit 2.5 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

4.9 Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Synagro Technologies, Inc. (Exhibit 2.3 to the Company's Current Report on Form 8-K dated June 30, 2000, is incorporated herein by reference.)

4.10 Amended and Restated Warrant Agreement, dated August 14, 2000, by and between Synagro Technologies, Inc. and GTCR Capital Partners, L.P. (Exhibit 2.6 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

4.11 TCW/Crescent Warrant Agreement, dated August 14, 2000, by and among Synagro Technologies, Inc. and TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged Income Trust IV, L.P. (Exhibit 2.5 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

4.12 Form of Stock Purchase Warrant (Exhibit 2.7 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

4.13 Amended and Restated Registration Agreement, dated August 14, 2000, by and between Synagro Technologies, Inc., GTCR Fund
                  VII. L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leverage Income Trust IV, L.P. (Exhibit 2.8 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

4.14 Stockholders Agreement, dated August 14, 2000, by and between Synagro Technologies Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged Income Trust IV, L.P. (Exhibit
                  2.9 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

4.15 Form of TCW/Crescent Warrant (Exhibit 2.10 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

4.16 Form of GTCR Warrant (Exhibit 2.11 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

10.1 Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998, among the Company, Environmental Opportunities Fund, L.P., Environment Opportunities Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto. (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended 1997, is incorporated herein by reference.)

10.2 Form of Indemnification Agreement. (Appendix F to the Company's Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated May 9, 1996, is incorporated herein by reference.)

10.3 Amended and Restated 1993 Stock Option Plan dated August 5, 1996. (Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-64999), dated September 30, 1998, is incorporated herein by reference.)

10.4 Amended and Restated Credit Agreement, dated January 27, 2000, by and among Synagro Technologies, Inc., Bank of America, N.A., Canadian Imperial Bank of Commerce, and certain other lenders. (Exhibit 2.4 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

10.5 Agreement and Plan of Merger, dated October 20, 1999, by and among Synagro Technologies, Inc., RESTEC Acquisition Corp., New England Treatment Company Inc., Paul A. Toretta, Frances
                  A. Guerrera, Frances A. Guerrera, as executrix of the Estate of Richard J. Guerrera, and Frances A. Guerrera and Robert Dionne, as Co-Trustee of the Richard J. Guerrera Revocable Trust under Agreement dated November 2, 1998, as amended by that certain Letter Amendment dated January 7, 2000, and that certain Second Amendment to Agreement and Plan of Merger dated January 26, 2000. (Exhibit 2.1, 2.3 and 2.4 to the Company's Current Report on Form 8-K, dated February 11, 2000, are herein incorporated by reference.)

10.6 Purchase and Sale Agreement, dated October 20, 1999, by and among Synagro Technologies, Inc., Paul A. Toretta, Eileen Toretta, as Trustee of the Paul A. Toretta 1998 Grant, Frances
                  A. Guerrera, Frances A. Guerrera, as executrix of the Estate of Richard J. Guerrera, and Frances A. Guerrera and Robert Dionne, as Co-Trustees of the Richard J. Guerrera Revocable Trust under Agreement dated November 2, 1998, as amended by that certain Letter Amendment dated January 7, 2000, and that certain Second Amendment to Purchase and Sale Agreement and dated January 26, 2000. (Exhibit 2.2, 2.3 and
                  2.5 to the Company's Current Report on Form 8-K, dated February 11, 2000, are herein incorporated by reference.)

 10.7 Stock Purchase Agreement, dated October 20, 1999, by and among Synagro Technologies, Inc., Christopher J. Schrader and Kathleen Schrader. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 22, 2000, is herein incorporated by reference.)

 10.8 Asset Purchase Agreement, dated October 26, 1999, by and between Synagro Technologies, Inc. and Whiteford Construction Co., Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 10, 2000, is herein incorporated by reference.)

 10.9 Amendment No. 1 to the Asset Purchase Agreement, dated March 24, 2000, by and between Synagro Technologies, Inc. and Whiteford Construction Co., Inc. (Exhibit 2.2 to the Company's Current Report on Form 8-K, dated April 10, 2000, is herein incorporated by reference.)

 10.10 Stock Purchase Agreement, dated October 26, 1999, by and among Synagro Technologies, Inc., Gerald L. Rehbein and Gordon W. Rehbein. (Exhibit 2.3 to the Company's Current Report on Form 8-K, dated April 10, 2000, is herein incorporated by reference.)

 10.11 Amendment No. 2 to the Stock Purchase Agreement, dated March 27, 2000, by and among Synagro Technologies, Inc., Gerald L. Rehbein and Gordon W. Rehbein. (Exhibit 2.5 to the Company's Current Report on Form 8-K, dated April 10, 2000, is herein incorporated by reference.)

 10.12 Earnout Agreement, dated March 27, 2000, by and among Synagro Technologies, Inc., Gerald L. Rehbein and Gordon W. Rehbein. (Exhibit 2.6 to the Company's Current Report on Form 8-K, dated April 10, 2000, is herein incorporated by reference.)

 10.13 Stock Purchase Agreement, dated March 31, 2000, by and between Synagro Technologies, Inc. and Compost America Holding Company, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K, Dated June 30, 2000, is incorporated herein by reference.)

 10.14 Earnout Agreement, dated June 15, 2000, by and among Synagro Technologies, Inc. and Compost America Holding Company, Inc. (Exhibit 2.2 to the Company's Current Report on Form 8-K, dated June 30, 2000, is incorporated herein by reference.)

 10.15 Purchase Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Fund VII, L.P. (Exhibit
                  2.1 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

 10.16 Professional Services Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Fund VII, L.P. (Exhibit 2.7 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

 10.17 Senior Subordinated Loan Agreement, dated January 27, 2000, by and among Synagro Technologies, Inc., certain subsidiary guarantors and GTCR Capital Partners, L.P. (Exhibit 2.2 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

 10.18 Amended and Restated Monitoring Agreement, dated August 14, 2000, by and between Synagro Technologies, Inc., GTCR Golder Rauner, L.L.C., and TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged Income Trust IV, L.P. (Exhibit 2.12 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

 10.19 First Amendment to Senior Subordinated Loan Agreement dated March 6, 2000, by and among Synagro Technologies, Inc., Bank of America, N.A., Canadian Imperial Bank of Commerce, and various financial institutions.

*10.20 Employment Agreement, dated February 19, 1999, by and between Synagro Technologies, Inc. and Ross M. Patten.

*10.21 Employment Agreement, dated February 19, 1999, by and between Synagro Technologies, Inc. and Mark A. Rome.

*10.22 Employment Agreement, dated February 19, 1999, by and between Synagro Technologies, Inc. and Alvin L. Thomas II.

 10.23 Employment Agreement, dated May 10, 1999, by and between Synagro Technologies, Inc. and J. Paul Withrow. (Exhibit 2.11 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

*10.24 Employment Agreement, dated August 11, 2000, by and between Synagro Technologies, Inc. and Mark A. Weidman.

 10.25 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and Ross M. Patten. (Exhibit 2.8 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

 10.26 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and Mark A. Rome. (Exhibit 2.9 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

 10.27 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and Alvin L. Thomas, II. (Exhibit 2.10 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

 10.28 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and J. Paul Withrow. (Exhibit 2.12 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

 10.29 2000 Stock Option Plan, dated October 31, 2000. (Exhibit A to the Company's Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated September 28, 2000 is herein incorporated by reference.)

*21.1             Subsidiaries of Synagro Technologies, Inc.

*23.1             Consent of Arthur Andersen LLP.

* Filed herewith.


(b) REPORTS ON FORM 8-K.

    Current Report on Form 8-K/A filed on October 30, 2000, Item 5.

                           SYNAGRO TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants.....................................................................        F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999.................................................        F-3
Consolidated Statements of Operations for the Years Ended
         December 31, 2000, 1999 and 1998....................................................................        F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 2000, 1999 and 1998....................................................................        F-5
Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2000, 1999 and 1998....................................................................        F-6
Notes to Consolidated Financial Statements...................................................................        F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Synagro Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Synagro Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synagro Technologies, Inc., and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Houston, Texas
February 23, 2001

                           SYNAGRO TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                         --------------------------------
                                                                              2000              1999
                                                                         --------------    --------------
   ASSETS
Current Assets:
   Cash and cash equivalents .........................................   $    4,597,420    $      180,633
   Restricted cash ...................................................        2,085,039                --
   Accounts receivable, net ..........................................       50,073,651        11,641,160
   Note receivable, current portion ..................................          188,903            90,131
   Prepaid expenses and other current assets .........................       10,385,755         3,745,590
                                                                         --------------    --------------
      Total current assets ...........................................       67,330,768        15,657,514

Property, machinery & equipment, net .................................      198,466,357        15,918,674

Other Assets:
   Goodwill, net of accumulated amortization of
      $6,667,566 and $3,151,635, respectively ........................      166,698,921        64,280,266
   Notes receivable, long-term portion ...............................           16,527           183,396
   Other, net ........................................................       11,308,019         3,132,247
                                                                         --------------    --------------
Total assets .........................................................   $  443,820,592    $   99,172,097
                                                                         ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt .................................   $   11,450,380    $      398,040
   Notes payable to prior owners, current portion ....................          100,000           849,010
   Accounts payable and accrued expenses .............................       41,676,473        10,428,823
                                                                         --------------    --------------
      Total current liabilities ......................................       53,226,853        11,675,873
Long-term liabilities:
   Long-term debt obligations ........................................      273,482,224        39,936,222
   Notes payable to prior owners .....................................           75,000         2,245,511
   Other long-term liabilities .......................................          105,205                --
                                                                         --------------    --------------
      Total long-term liabilities ....................................      273,662,429        42,181,733

COMMITMENTS AND CONTINGENCIES

Redeemable Preferred Stock, 69,792.29 shares issued and
  outstanding, redeemable at $1,000 per share ........................       63,367,178                --

Stockholders' Equity:
   Preferred stock, $.002 par value, 10,000,000 shares authorized,
      none issued and outstanding ....................................               --                --
   Common Stock, $.002 par value, 100,000,000 shares authorized,
      19,435,781, shares and 17,693,489 issued and outstanding .......           38,872            35,388
   Additional paid in capital ........................................      109,085,542        66,406,731
   Accumulated deficit ...............................................      (55,560,282)      (21,127,628)
                                                                         --------------    --------------
      Total stockholders' equity .....................................       53,564,132        45,314,491
                                                                         --------------    --------------
Total liabilities and stockholders' equity ...........................   $  443,820,592    $   99,172,097
                                                                         ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,

                                                               2000              1999              1998
                                                          --------------    --------------    --------------
Sales .................................................   $  163,097,783    $   56,462,757    $   33,564,831
Cost of services ......................................      119,899,924        42,470,937        28,116,069
                                                          --------------    --------------    --------------
Gross profit ..........................................       43,197,859        13,991,820         5,448,762

Selling, general and administrative expenses ..........       14,336,948         6,875,928         4,180,635
Amortization of goodwill ..............................        3,515,931         1,526,717           628,839
Other charges (credits), net ..........................               --         1,499,501           (63,799)
                                                          --------------    --------------    --------------
   Income from operations .............................       25,344,980         4,089,674           703,087
                                                          --------------    --------------    --------------
Other (income) expense:
   Other income, net ..................................         (114,024)         (294,438)         (317,714)
   Interest expense, net ..............................       18,907,891         3,236,099         1,558,219
                                                          --------------    --------------    --------------
      Total other expenses, net .......................       18,793,867         2,941,661         1,240,505
                                                          --------------    --------------    --------------
Income (loss) before provision for income taxes .......        6,551,113         1,148,013          (537,418)
     Provision for income taxes .......................               --                --                --
                                                          --------------    --------------    --------------
Net income (loss) before preferred stock dividend
   and noncash beneficial conversion charge ...........   $    6,551,113    $    1,148,013    $     (537,418)
                                                          --------------    --------------    --------------
Preferred stock dividends .............................        3,938,499                --           420,000
Noncash beneficial conversion charge ..................       37,045,268                --         3,514,585
                                                          --------------    --------------    --------------
Net income (loss) applicable to common stock ..........   $  (34,432,654)   $    1,148,013    $   (4,472,003)
                                                          ==============    ==============    ==============

Basic and diluted earnings (loss) per share:
   Net income (loss) before preferred stock dividend
      and noncash beneficial conversion charge ........   $          .34    $          .07    $         (.05)
   Preferred stock dividend ...........................   $         (.20)   $           --    $         (.04)
                                                          --------------    --------------    --------------
      Subtotal ........................................   $          .14    $          .07    $         (.09)
   Noncash beneficial conversion charge ...............   $        (1.92)   $           --    $         (.31)
                                                          --------------    --------------    --------------
   Net income (loss) per common share .................   $        (1.78)   $          .07    $         (.40)
                                                          ==============    ==============    ==============

Weighted average shares outstanding, basic ............       19,289,720        16,481,399        11,207,249
Weighted average shares outstanding, diluted ..........       19,289,720        17,479,376        11,207,249



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                  COMMON STOCK            ADDITIONAL
                                           ---------------------------     PAID-IN       ACCUMULATED
                                              SHARES         AMOUNT        CAPITAL         DEFICIT          TOTAL
                                           ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1997 .............      8,610,306   $     17,221   $ 25,513,915   $(17,803,638)   $  7,727,498
   Shares issued in acquisitions .......      4,152,981          8,306     23,773,983             --      23,782,289
   Conversion of preferred stock .......      1,458,335          2,916      3,429,968             --       3,432,884
   Issuance of warrants ................             --             --        200,000             --         200,000
   Preferred stock dividends ...........             --             --             --       (420,000)       (420,000)
   Noncash beneficial conversion
     charge ............................             --             --      3,514,585     (3,514,585)             --
   Exercise of options and warrants ....         30,084             60         63,422             --          63,482
   Net loss before preferred stock
     and noncash beneficial
     conversion charge .................             --             --             --       (537,418)       (537,418)
                                           ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1998 .............     14,251,706         28,503     56,495,873    (22,275,641)     34,248,735
                                           ------------   ------------   ------------   ------------    ------------
   Shares issued in acquisitions .......      3,044,784          6,090      9,018,123             --       9,024,213
   Exercise of options and warrants ....        396,999            795        892,735             --         893,530
   Net income before preferred stock
     and noncash beneficial
     conversion charge .................             --             --             --      1,148,013       1,148,013
                                           ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1999 .............     17,693,489         35,388     66,406,731    (21,127,628)     45,314,491
                                           ------------   ------------   ------------   ------------    ------------
   Shares issued in acquisition ........      1,325,000          2,650      5,468,010             --       5,470,660
   Preferred stock dividend ............             --             --             --     (3,938,499)     (3,938,499)
   Noncash beneficial conversion
     charge ............................             --             --     37,045,268    (37,045,268)             --
   Exercise of options and warrants ....        417,292            834        165,533             --         166,367
   Net income before preferred stock
     and noncash beneficial
     conversion charge .................             --             --             --      6,551,113       6,551,113
                                           ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 2000 .............     19,435,781   $     38,872   $109,085,542   $(55,560,282)   $ 53,564,132
                                           ============   ============   ============   ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                         2000              1999              1998
                                                                    --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) before preferred stock dividends and
   noncash beneficial conversion charge .........................   $    6,551,113    $    1,148,013    $     (537,418)
      Adjustments to reconcile net income (loss) before
      preferred stock dividends and noncash beneficial
      conversion charge to net cash  provided by
       (used in) operating activities --
           Depreciation .........................................        7,557,599         2,913,260         1,856,866
           Amortization .........................................        4,694,710         1,748,982           667,845
           Loss on assets held for sale and other credits .......               --                --          (251,476)
           Gain on sale of property, machinery and equipment ....          (30,192)         (151,426)         (145,333)
      Increase in the following, excluding the effects
      of acquisitions-
           Accounts receivable ..................................         (768,558)       (3,674,251)         (596,818)
           Prepaid expenses and other assets ....................       (2,351,607)       (3,234,281)         (500,187)
      Increase (decrease) in the following, excluding
      the effects of acquisitions-
           Accounts payable and accrued expenses ................        3,967,204         3,339,810          (787,629)
                                                                    --------------    --------------    --------------
           Net cash provided by (used in) operating activities ..       19,620,269         2,090,107          (294,150)
                                                                    --------------    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses, net of cash acquired .................     (245,385,665)      (13,802,090)       (9,411,182)
   Purchase of property, machinery and equipment ................       (5,805,151)       (4,043,026)       (2,557,826)
   Proceeds from sale of property, machinery and equipment ......          176,723         1,103,463         2,081,026
   Sales of short-term investments, net .........................               --                --            64,504
   Proceeds from notes receivable ...............................           68,097           425,627           138,999
                                                                    --------------    --------------    --------------
        Net cash used in investing activities ...................     (250,945,996)      (16,316,026)       (9,684,479)
                                                                    --------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt ...........................................      285,456,070        19,274,802         8,419,768
   Payments on debt .............................................     (100,722,093)       (5,964,907)       (1,049,492)
   (Increase) decrease in restricted cash .......................        1,819,930           680,656          (334,344)
   Preferred stock dividend .....................................               --                --          (420,000)
   Debt issuance costs ..........................................      (10,406,439)         (892,241)               --
   Issuance of preferred stock, net of offering costs ...........       59,428,679                --         3,432,884
   Exercise of options and warrants .............................          166,367           893,530            63,482
                                                                    --------------    --------------    --------------
      Net cash provided by financing activities .................      235,742,514        13,991,840        10,112,298
                                                                    --------------    --------------    --------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS .............................................        4,416,787          (234,079)          133,669
CASH AND CASH EQUIVALENTS, beginning of year ....................          180,633           414,712           281,043
                                                                    --------------    --------------    --------------
CASH AND CASH EQUIVALENTS, end of year ..........................   $    4,597,420    $      180,633    $      414,712
                                                                    ==============    ==============    ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

                                                2000             1999             1998
                                           --------------   --------------   --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid .......................   $   15,913,071   $    3,293,798   $    1,008,430
   Taxes paid ..........................               --               --               --


NONCASH INVESTING AND FINANCING ACTIVITIES

On March 31, 1998, the Company issued 1,458,335 shares of Series B Preferred Stock, $.002 par value per share (the "Preferred Stock"), with a beneficial conversion feature. The Company recognized the value of the beneficial conversion feature of $3,514,585 as a noncash charge.

On June 10, 1998, the Preferred Stock was converted into 1,458,335 shares of the Company's Common Stock.

On July 9, 1999, the Company entered into a capital lease agreement to purchase ten trucks with a purchase price of approximately $660,000.

During 2000, the Company issued an aggregate of 57,746.93 shares of Series C, Series D, and Series E Preferred Stock ("Preferred Stock) with an eight percent dividend and beneficial conversion feature. The Company recognized both the value of the dividend of $3,938,499 and the value of the beneficial conversion feature of $37,045,268 as a preferred stock dividend and a noncash beneficial conversion charge, respectively.

During 2000, the Company issued an aggregate of 220,898 shares relating to cashless exercises of certain warrants and options pursuant to an exemption from registration under Rule 144 of the Securities Act.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

BUSINESS AND ORGANIZATION

Synagro Technologies, Inc., a Delaware corporation ("Synagro"), and collectively with its subsidiaries (the "Company") is engaged in the business of biosolids management, primarily through beneficial reuse programs. The Company offers municipalities and various industrial customers (commonly referred to as "waste generators") a range of management services for nonhazardous sludges resulting from treatment of municipal and industrial wastewater (biosolids). All of the Company's operations are located in the United States. Services are typically provided to customers pursuant to multiyear contracts under which the Company provides transportation, processing (which primarily consists of heat drying/pelletization, incineration, composting and lime stabilization), site monitoring, land application and environmental regulatory compliance services. The Company's services also include dredging, dewatering, and cleaning out municipal and industrial lagoons and digesters.

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

PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment are stated at cost. Depreciation is being provided using the straight-line method over estimated useful lives of three to twenty five years. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

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

The Company states equipment it holds under capital leases at the net present value of the future minimum lease payments at the inception of the applicable leases and amortizes the equipment over the lesser of the life of the lease or the estimated useful life of the equipment.

GOODWILL

Goodwill represents the aggregate purchase price paid by the Company in acquisitions accounted for as a purchase over the fair value of the net tangible assets acquired. Goodwill is amortized on a straight-line basis over the estimated period of benefit ranging from 20 to 40 years.

In the event that facts and circumstances indicate that goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary. The Company believes the goodwill remaining as of December 31, 2000, is fully realizable.

At December 31, 2000, goodwill of approximately $3,647,000 is being amortized over a 20-year life. The Company's remaining goodwill is being amortized over a 40-year life. Goodwill amortization expense was approximately $3,516,000, $1,527,000 and $629,000 for 2000, 1999 and 1998, respectively.

OTHER ASSETS

Noncompete Agreements

Included in other assets are noncompete agreements. These agreements are valued at fair value and amortized on a straight-line basis over the term of the agreement, which is generally for two to five years. Noncompete agreements, net of accumulated amortization at December 31, 2000 and 1999, totaled approximately $544,000 and $252,000, respectively. Amortization expense was approximately $72,000 in 2000, $76,000 in 1999, and $40,000 in 1998, respectively.

Deferred Financing Costs

Deferred financing costs, net of accumulated amortization at December 31, 2000 and 1999, totaled approximately $9,450,000 and $681,000, respectively, and is included in other assets. Deferred financing costs are amortized over the life of the underlying instruments.

REVENUE RECOGNITION

Revenues under land application contracts are recognized when the service is performed. Revenues under thermal operations are recognized either when sludge enters the facilities or when the sludge has been pelletized, depending on the contract terms.

The Company provides for losses in connection with long-term contracts where an obligation exists to perform services and when it becomes evident the projected contract costs exceeds the related revenue.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform to the 2000 presentation.

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

CONCENTRATION OF CREDIT RISK

The Company provides services to a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers including, state and local agencies, municipalities and private industries. The Company had one customer that accounted for approximately 11.3 percent of total sales for the year ended December 31, 2000. No other customers accounted for more than 10 percent of revenues. The Company reviews its accounts receivable and provides allowances as deemed necessary.

ENVIRONMENTAL COSTS AND LIABILITIES

The Company has instituted procedures to periodically evaluate potential environmental exposures. When the Company concludes it is probable that a liability has been incurred, provision is made in the financial statements, based upon management's judgment and prior experience, for the Company's best estimate of the liability. Such estimates are subsequently revised as deemed necessary when additional information becomes available. While the Company does not presently anticipate that any such adjustment would be material to its financial statements in the near term, it is reasonably possible that technological, regulatory or enforcement developments, or the results of environmental studies or other factors could alter this expectation and necessitate the recording of additional liabilities, which could be material.

Estimates of the extent of the Company's degree of responsibility for remediation and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult; the ultimate outcome may differ from current estimates. As part of its ongoing operations, the Company reviews its reserve requirements for remediation and other environmental matters based on an analysis of the regulatory environment. Revisions to reserve requirements may result in adjustments to income from operations in any given period.

INCOME TAXES

The Company accounts for income taxes in accordance with issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This standard provides the method for determining the appropriate asset and liability for deferred taxes, which are computed by applying applicable tax rates to temporary differences. Therefore, expenses recorded for financial statement purposes before they are deducted for tax purposes create temporary differences, which give rise to deferred tax assets. Expenses deductible for tax purposes before they are recognized in the financial statements create temporary differences which give rise to deferred tax liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for segment reporting which are based on the way management organizes segments within a company for making operating decisions and assessing performance. Through December 31, 2000, the Company operated in one segment, namely the biosolids management business segment.

In June 1998, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for financial statements beginning after January 1, 2001. SFAS No. 133, as amended, requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not historically engaged in activities or entered into arrangements normally associated with derivative instruments. However, under the Company's amended credit facility dated January 27, 2000, the Company is required to hedge its exposure to variable interest rates on 50 percent of the total bank credit facility (see Note 5). The Company has entered into interest rate swap agreements to meet this requirement. The transition adjustment relating to the adoption of this statement on January 1, 2001 is estimated at approximately $3.5 million and will be recorded as a change in other comprehensive income included in stockholders equity.

(2) ACQUISITIONS --

2000 ACQUISITIONS

During 2000, the Company purchased Residual Technologies, Limited Partnership and its affiliates (collectively "RESTEC"), Ecosystematics, Inc., Davis Water Analysis, Inc., AKH Water Management, Inc., Rehbein, Inc, certain assets and contracts of Whiteford Construction Company, Environmental Protection & Improvement Company, Inc. ("EPIC"), and the Bio Gro Division of Waste Management, Inc. ("Bio Gro") (collectively, the "2000 Acquisitions"). In connection with the purchase of RESTEC, the former owners are entitled to receive up to an additional $12.0 million over the next eight years if certain performance targets are met. In connection with the purchase of Rehbein, Inc., the former owners are entitled to receive up to an additional $2.0 million over the next three years if certain performance targets are met. In connection with the purchase of EPIC, the former owners are entitled to receive up to an additional $ 5.4 million over the next three years if certain performance targets are met. Additionally, the Company assumed approximately $13.4 million, net of restricted cash reserves of approximately $3,076,000, of municipal bonds in connection with the acquisition of RESTEC. The bonds contained a provision whereby RESTEC could defease the bonds and be released from all future obligations by placing an equivalent amount of U.S. Securities with the bonds trustee. On July 21, 2000, the Company defeased the bonds utilizing the $13.5 million available under its amended Senior Credit Agreement reserved for defeasance. The 2000 Acquisitions were accounted for using the purchase method of accounting. The preliminary allocation of the purchase prices, which is subject to final adjustment, resulted in approximately $106,103,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to the 2000 Acquisitions are summarized as follows:

Common stock shares issued ..................      1,325,000
                                                ============
Fair value of common stock issued ...........   $  5,471,000
Cash paid including transaction costs,
     net of cash acquired ...................    245,386,000
Less: Fair value of net tangible assets
     acquired ...............................    144,754,000
                                                ------------
Goodwill ....................................   $106,103,000
                                                ============

1999 ACQUISITIONS

In 1999, the Company purchased Anti-Pollution Associates, Inc., D&D Pumping, Inc., Vital Cycle, Inc. and AMSCO, Inc. (collectively, the "1999 Acquisitions"). The 1999 Acquisitions were recorded using the purchase method of accounting. The balance sheet at December 31, 2000, includes the final allocation of the purchase price. The allocation resulted in approximately $19,790,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to the 1999 Acquisitions are summarized as follows:

Common stock shares issued ..................      3,044,784
                                                ============
Fair value of common stock issued ...........   $  9,024,000
Cash paid including transaction costs,
     net of cash acquired ...................     13,802,000
Less: Fair value of net tangible assets
     acquired ...............................      3,036,000
                                                ------------
Goodwill ....................................   $ 19,790,000
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

1998 ACQUISITIONS

During 1998, the Company purchased A&J Cartage and related companies, Recyc, Inc., and Environmental Waste Recycling, Inc. ("1998 Acquisitions"). The transaction was recorded using the purchase method of accounting. The balance sheet at December 31, 2000, includes an allocation of the purchase price that resulted in approximately $42,643,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to these acquisitions are summarized as follows:

Common stock shares issued ............................      4,152,981
                                                          ============
Fair value of common stock issued .....................   $ 23,783,000
Notes payable-issued and assumed ......................     11,669,000
Cash paid including transaction costs, net of
   cash acquired ......................................      9,410,000
Less: Fair value of net tangible assets acquired ......      2,219,000
                                                          ------------
Goodwill ..............................................   $ 42,643,000
                                                          ============


The following unaudited pro forma information for the periods 2000 and 1999 set forth below gives effect to the 1999 Acquisitions and 2000 Acquisitions as if they had occurred at the beginning of 1999. The 1998 period gives effect to the 1998 Acquisitions as if they had occurred at the beginning of 1998. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of actual results, which might have occurred if the acquisitions had been made at the beginning of the periods presented.

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                                        (UNAUDITED)
                                                          2000             1999              1998
                                                     --------------   --------------    --------------
Sales ............................................   $  248,700,000   $  235,783,000    $   63,276,532
Net income before preferred stock dividends ......       10,635,000        4,858,000         3,258,099
Net income (loss) applicable to Common Stock .....        3,541,000       (1,221,000)         (676,486)
Net earnings (loss) per share
   Basic .........................................   $          .18   $         (.06)             (.04)
   Diluted .......................................   $          .18   $         (.06)             (.04)

(3) PROPERTY, MACHINERY AND EQUIPMENT --

Property, machinery and equipment consists of the following:

                                                                 DECEMBER 31,
                                      ESTIMATED USEFUL   ---------------------------
                                       LIFE-IN YEARS         2000           1999
                                      ----------------   ------------   ------------
Land ..............................         N/A          $  3,276,806   $    350,000
Buildings and improvements ........        7-25            31,297,999        461,494
Machinery and equipment ...........        3-25           174,900,163     22,344,938
Office furniture and equipment ....        3-10             1,671,660      1,065,551
Construction in process ...........          --             3,346,001        342,087
                                                         ------------   ------------
                                                          214,492,629     24,564,070
Less- Accumulated depreciation ....                        16,026,272      8,645,396
                                                         ------------   ------------
                                                         $198,466,357   $ 15,918,674
                                                         ============   ============


(4) DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS --

Activity of the Company's allowance for doubtful accounts consists of the following:

                                                                     DECEMBER 31,
                                                     --------------------------------------------
                                                         2000            1999            1998
                                                     ------------    ------------    ------------
Balance at beginning of year .....................   $    522,896    $    196,770    $    189,862
Uncollectible receivables written off ............        (45,000)         (2,874)        (13,092)
Allowance for doubtful accounts of purchased
   companies at acquisition date .................      1,223,579         329,000          20,000
                                                     ------------    ------------    ------------
Balance at end of year ...........................   $  1,701,475    $    522,896    $    196,770
                                                     ============    ============    ============


Accounts payable and accrued expenses consist of the following:

                                                            DECEMBER 31,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------
Accounts payable .................................   $ 23,213,781   $  6,856,859
Accrued legal and other claims costs .............      1,906,194        395,963
Accrued warranty and contract reserves ...........      6,304,433             --
Accrued interest .................................      2,139,110        237,024
Accrued salaries and benefits ....................      1,991,814         70,288
Accrued taxes ....................................        673,674        200,000
Other accrued expenses ...........................      5,447,467      2,668,689
                                                     ------------   ------------
Total ............................................   $ 41,676,473   $ 10,428,823
                                                     ============   ============

(5) LONG-TERM DEBT OBLIGATIONS --

Long-term debt obligations consist of the following:

                                                                                                  DECEMBER 31,
                                                                                        --------------------------------
                                                                                             2000              1999
                                                                                        --------------    --------------
Credit facility - revolving loan ....................................................   $           --    $   38,600,000
Credit facility - acquisition and term loans ........................................      185,499,999                --
Subordinated debt ...................................................................       52,760,393                --
Maryland Energy Financing Administration Limited Obligation Solid
    Waste Disposal Revenue Bonds, 1996 series -
       Revenue bonds due 2001 to 2005 at stated interest rates of 5.45% to 5.85% ....       12,195,000                --
       Term revenue bond due 2010 at stated interest rate of 6.30% ..................       16,295,000                --
       Term revenue bond due 2016 at stated interest rate of 6.45% ..................       22,360,000                --
       Less:  Restricted cash .......................................................       (5,541,229)               --
Capital lease obligations ...........................................................          626,819           786,775
Other notes payable .................................................................          736,622           947,487
                                                                                        --------------    --------------
       Total debt, net of restricted cash ...........................................   $  284,932,604    $   40,334,262
Less:
Current maturities ..................................................................       11,450,380           398,040
                                                                                        --------------    --------------
       Long-term debt, net of current maturities ....................................   $  273,482,224    $   39,936,222
                                                                                        ==============    ==============

CREDIT FACILITY

On October 7, 1998, the Company obtained a $40 million bank credit facility (the "Facility"). The Facility was used to retire certain debt payable to various individuals and financial institutions. The Facility was due to expire October 5, 2001, and bore interest at the bank Eurodollar or reference rate plus a margin based upon a pricing schedule per the Facility agreement. The Facility was subject to a borrowing base equal to 3.5 times earnings before interest, taxes, depreciation and amortization ("EBITDA") based on a trailing twelve months calculation, as defined in the Facility, less funded debt as defined (which included notes payable to prior owners, which could be refinanced through the Facility).

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

         (ii.) Term A Loans (which, once repaid, may not be reborrowed) of $50,000,000;

         (iii.) Term B Loans (which, once repaid, may not be reborrowed) of $100,000,000;

         (iv.) Acquisition Loans up to $50,000,000 outstanding at any one time available on a revolving basis prior to August 14, 2001, provided that certain approvals are obtained and certain financial ratios are met; and

         (v.) Letters of credit issuable by the Company up to $20,000,000 as a subset of the Revolving Loans. At December 31, 2000, the Company had approximately $1,426,000 of letters of credit outstanding.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

Period Ending December 31,
--------------------------
                             REVOLVING       TERM A         TERM B       ACQUISITION
                               LOANS          LOANS          LOANS          LOANS
                            -----------    -----------    -----------    -----------
2000 ....................            --           5.00%           .50%             0%
2001 ....................            --          15.00%          1.00%             0%
2002 ....................            --          22.50%          1.00%          5.00%
2003 ....................            --          17.50%          1.00%          6.67%
2004 ....................            --          20.00%          1.00%         11.67%
2005 ....................        100.00%         20.00%          1.00%         76.66%
2006 ....................            --             --          94.50%            --
                            -----------    -----------    -----------    -----------
                                 100.00%        100.00%        100.00%        100.00%
                            ===========    ===========    ===========    ===========


The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it is in compliance with those covenants as of December 31, 2000. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of December 31, 2000, the Company has borrowed approximately $185,500,000 ($46,620,000 of Term A Loans, $97,658,000 of Term B Loans, and $41,222,000 of Acquisition Loans), which was primarily used to refinance existing debt, partially fund the 2000 Acquisitions, and to defease bonds acquired in the RESTEC purchase (see
Note 2). As of December 31, 2000, the Company has approximately $38,000,000 of unused borrowings under the Senior Credit Agreement, of which $16,844,000 is available for borrowing based on the maximum senior debt to cash flow ratio included in the Senior Credit Agreement.

SUBORDINATED DEBT

On January 27, 2000, the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The agreement was amended on August 14, 2000, allowing, among other things, for GTCR Capital to syndicate a portion of the commitment. The loans bear interest at an annual rate of 12 percent paid quarterly and provide warrants that are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of December 31,

2000, the Company has borrowed approximately $52,760,000 of indebtedness under the terms of the agreement, which was used to partially fund the 2000 Acquisitions. Warrants to acquire 9,225.839 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised (see Note 8).

REVENUE BONDS

The revenue bonds (the "Revenue Bonds") and the term revenue bonds (the "Term Revenue Bonds") (collectively, the "Project Revenue Bonds") were issued in 1996 by the Maryland Energy Financing Administration pursuant to the Maryland Energy Financing Act. The Company assumed all obligations associated with project revenue bonds in connection with its acquisition of Bio Gro. The proceeds of the Project Revenue Bonds were loaned pursuant to a June 1996 financing agreement for the purposes of financing the costs of the construction of thermal operations located in Baltimore County, Maryland, at the site of Baltimore's Back River Wastewater Treatment Plant and in the City of Baltimore, Maryland, at the site of Baltimore's Patapsco Wastewater Treatment Plant. Both facilities were in operation prior to 1998.

The Project Revenue Bonds are primarily secured by the pledge of revenues and assets related to the Company's Back River and Patapsco thermal facilities. The underlying service contracts between the Company and the City of Baltimore ("Baltimore") obligated the Company to design, construct and operate the thermal facilities and obligated Baltimore to deliver biosolids for processing at the thermal facilities. The Company and Baltimore have agreed that Baltimore will deposit all payments made by Baltimore to the Company under the service contracts directly with a trustee for the purpose of maintaining a reserve fund to service debt requirements.

The Project Revenue Bonds can be redeemed at the option of the Company at any time on or after December 1, 2006, subject to redemption prices specified in the financing agreement. The Project Revenue Bonds can be redeemed at the option of the Company under certain extraordinary conditions, as defined in the financing agreement. Additionally, the Term Revenue Bonds are subject to mandatory sinking fund requirements prior to final maturity, beginning on December 1, 2006.

Synagro Baltimore, Inc. ("SBI"), a wholly owned subsidiary of the Company, has guaranteed the performance of services under the underlying service agreements with the City of Baltimore. Waste Management, Inc., under the terms of the Bio Gro Acquisition purchase agreement, is currently guaranteeing the performance of services under the underlying service agreements. The Company is required to pay Waste Management, Inc. $500,000 a year beginning in 2005 thereafter until the bonds are fully extinguished or the guarantee is removed. Neither SBI nor Waste Management have guaranteed payment of debt service on the Project Revenue Bonds.

Restricted cash represents monies held by First Union National Bank (the "Trustee)" for the loan agreement between the Maryland Energy Financing Administration and SBI. As a requirement of the loan agreement, SBI must meet the requirements stipulated per the agreement dated June 1, 1996. The loan, based on the terms of the related indenture, requires that certain monies be placed in restricted fund accounts to be used for various designated purposes (i.e., debt service reserve funds, bond funds, etc.). The debt service reserve fund has been presented net of long-term debt in the December 31, 2000, balance sheet. Monies in the funds will remain restricted until such time as the related loan matures or is paid off, whichever occurs first. SBI was in compliance with the reserve requirements as of December 31, 2000.

At December 31, 2000, the Project Revenue Bonds were collateralized by property, plant and equipment with a net book value of $62,233,945 and restricted cash of $7,626,268, of which approximately $5,541,000 is netted against long-term debt and the difference is shown as restricted cash.

NOTES PAYABLE TO PRIOR OWNERS

The Company issued notes in the amount of approximately $8,050,000 to prior owners of certain purchased companies as partial consideration of the acquisition price. These notes had a balance of approximately $2,846,000 at December 31, 1999, which were fully defeased during 2000. The terms of the outstanding notes included varying principal installments starting August 1998 and continuing through November 2000 and annual interest rates of seven percent to be paid quarterly. The notes had no financial covenants.

 Additionally, the Company has notes to prior owners relating to noncompete agreements; these notes have a balance of approximately $175,000 and $249,000 at December 31, 2000 and 1999, respectively; are paid in varying installments starting July 1998, and have an annual imputed interest rate of nine percent. These notes have no financial covenants.

At December 31, 2000, future principal payments of total long-term debt are as follows:

YEAR ENDING                                                                           LONG-TERM             PAYABLE TO
DECEMBER 31,                                                                            DEBT               PRIOR OWNERS
------------                                                                        -------------          ------------
2001 ..................................................................             $  11,450,382          $    100,000
2002 ..................................................................                16,772,522                75,000
2003 ..................................................................                15,061,734                    --
2004 ..................................................................                18,501,242                    --
2005 ..................................................................                44,608,619                    --
2006-2010 .............................................................               161,719,335                    --
2011-2015..............................................................                16,818,770                    --
                                                                                    -------------          ------------
Total .................................................................             $ 284,932,604          $    175,000
                                                                                    =============          ============


The Company had total debt of approximately $285,108,000 at December 31, 2000, net of restricted cash of approximately $5,541,000. The Company had current maturities on total long-term debt and payables to prior owners of approximately $11,550,000 at December 31, 2000. The Company estimates the fair value of long-term debt as of December 31, 2000 and 1999, to be approximately the same as the recorded value.

CAPITAL LEASES

The Company operates under lease agreements, which are accounted for as capital leases. The capitalized costs and accumulated depreciation of equipment under capital leases were as follows:

                                                   ASSET BALANCES AT
                                                      DECEMBER 31,
                                                -----------------------
                                                   2000         1999
                                                ----------   ----------
Equipment ...................................   $1,054,825   $1,054,825
Less: Accumulated depreciation ..............      274,388      140,472
                                                ----------   ----------
                                                $  780,437   $  914,353
                                                ==========   ==========


The following is a schedule by year of future minimum lease payments under capital leases together with the present value of present net minimum lease payments as of December 31, 2000:

YEAR ENDED DECEMBER 31,
-----------------------
2001 ............................................................................................           $    213,918
2002 ............................................................................................                120,796
2003 ............................................................................................                120,796
2004 ............................................................................................                120,796
2005 ............................................................................................                176,416
Total minimum lease payments ....................................................................                752,722
Less: Amount representing interest ..............................................................                125,900
                                                                                                            ------------
Present value of minimum lease payments .........................................................           $    626,822
                                                                                                            ============

(6) INCOME TAXES --

Federal and state income tax provisions are as follows:

                                                                                YEAR  ENDED DECEMBER 31,
                                                                 ------------------------------------------------------
                                                                      2000                1999                1998
                                                                 --------------      --------------      --------------
Federal:
   Current .................................................     $           --      $           --      $           --
   Deferred ................................................           (350,000)           (200,000)                 --
State:
   Current .................................................            350,000             200,000                  --
   Deferred ................................................                 --                  --                  --
                                                                 --------------      --------------      --------------
                                                                 $           --      $           --      $           --
                                                                 ==============      ==============      ==============


Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                       2000           1999           1998
                                                                    ----------     ----------     ----------
Provision (benefit) at the statutory rate .......................         35.0%          35.0%         (35.0%)
Increase (decrease) resulting from:
   Goodwill, net ................................................         (5.0%)         42.0%          41.0%
   State income taxes, net of benefit for federal deduction .....          5.0%           9.0%           0.0%
   Other items, net .............................................          0.0%          (3.0%)          0.0%
   Exercise of employee stock options ...........................          0.0%         (22.0%)          0.0%
   Change in valuation allowance ................................        (35.0%)        (61.0%)         (6.0%)
                                                                    ----------     ----------     ----------
                                                                           0.0%           0.0%           0.0%
                                                                    ==========     ==========     ==========


Significant components of the Company's deferred tax liabilities and assets for federal income taxes consist of the following:

                                                                            DECEMBER 31,
                                                                    ----------------------------
                                                                        2000            1999
                                                                    ------------    ------------
Deferred tax assets-
    Net operating loss carryforwards ............................   $ 12,140,000    $  3,619,000
    Alternative minimum tax credit ..............................         40,000          40,000
    Accrual not currently deductible for tax purposes ...........      3,614,000         200,000
    Allowance for bad debts .....................................        558,000         210,000
       Other ....................................................        417,000         449,000
                                                                    ------------    ------------
       Total deferred tax assets ................................     16,769,000       4,518,000
Valuation allowance for deferred tax assets .....................     (5,696,000)     (3,326,000)
Deferred tax liability-
    Differences between book and tax bases of fixed assets ......     (8,218,000)       (658,000)
    Differences between book and tax bases of goodwill ..........     (2,305,000)       (334,000)
                                                                    ------------    ------------
       Total deferred tax liabilities ...........................    (10,523,000)       (992,000)
                                                                    ------------    ------------
       Net deferred tax asset ...................................   $    550,000    $    200,000
                                                                    ============    ============


As of December 31, 2000, the Company generated net operating loss ("NOL") carryforwards of approximately $34,684,000 available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Accordingly, the

Company's ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has incurred losses in recent years and the utilization of these carryforwards could be limited as discussed above, a valuation allowance has been established to substantially offset the net deferred tax asset at December 31, 2000 and 1999. The valuation allowance increased by $2,370,000 for the year ended December 31, 2000, due to net deferred tax assets related to acquisitions closed in 2000 and increases in tax NOL carryforwards reduced by basis differences in fixed assets and goodwill. The valuation allowance decreased $699,000 for the year ended December 31, 1999, due to the Company's utilization of NOL carryforwards.

(7) COMMITMENTS AND CONTINGENCIES --

LEASES

The Company leases certain facilities for its corporate and operations offices under noncancelable long-term lease agreements. Rental expense was $3,861,028, $1,367,983 and $1,060,703 for 2000, 1999 and 1998, respectively. Minimum annual rental commitments under these leases are as follows:

YEAR ENDING
DECEMBER 31,
------------
2001    ............................................................................................      $   3,125,075
2002    ............................................................................................          2,798,714
2003    ............................................................................................          2,481,100
2004    ............................................................................................          2,264,147
2005    ............................................................................................          1,865,587
Thereafter  ........................................................................................         14,805,711
                                                                                                          -------------
                                                                                                          $  27,340,334
                                                                                                          =============


Concurrent with certain acquisitions, the Company entered into various agreements with prior owners to lease land and buildings used in the Company's operations. The terms of these leases range from three years to thirty years and provide for certain escalations in rental expense. One such lease which expires in 2028 has an option to terminate upon 30 days notice in the event a conditional use permit (as defined in the agreement) relating to the leased land expires. Additionally the Company has a five-year option to purchase such leased property for $2,250,000, which expires in July 2003. Currently, the Company pays rent in the amount of $36,000 per annum for the first three years and $192,000 per annum thereafter on the lease. The charge for the lease costs is being expensed on a straight-line basis. Included in 2000 rent expense above is approximately $176,000 of rent paid to related parties.

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

The Company is a defendant in a lawsuit in which the plaintiff claims that the death of an individual was allegedly caused by certain biosolids disposed of by a wholly owned subsidiary of the Company. The litigation is currently in the discovery phase concerning causation. The Company plans to file a motion challenging causation. Trial is currently scheduled for February 2002.

The Company is vigorously defending itself in the litigation. Synagro cannot predict the ultimate outcome of the matter at this time. The extent of damages, if any, in this action has not been determined and although the Company is confident in its position, the ultimate outcome of the foregoing litigation cannot be determined at this time.

AZURIX CORP.

The Company is involved in two related lawsuits with Azurix Corp. ("Azurix"). These cases arise from disputes between the Company and Azurix. The events giving rise to the lawsuits began when Synagro and Azurix entered into a confidentiality agreement, giving Azurix access to confidential and proprietary information about Synagro for purposes of evaluating potential transactions between the parties, including an equity investment (through a subscription agreement) by Azurix in Synagro to provide the equity capital for business acquisitions and a possible merger between the two companies. Subsequently, Synagro and Azurix supplemented the confidentiality agreement by mutually consenting to the terms and conditions of a standstill agreement under which Azurix agreed, among other things, not to pursue, for a specified period and in the absence of Synagro's consent, the acquisition of companies that Synagro had targeted for acquisition. Synagro believes that Azurix breached its obligations to Synagro under the confidentiality and standstill agreements, as well as the subscription agreement.

The Company filed a suit on November 1, 1999, (the "Texas Suit") seeking injunctive relief, actual and exemplary damages, and attorneys' fees against Azurix for violations of the standstill agreement and certain confidentiality agreements governing Azurix's ability to use confidential and proprietary information provided to Azurix by the Company. On May 9, 2000, the Company filed a First Amendment Petition in which the Company seeks monetary damages, attorneys' fees and costs of court against Azurix for breaches of the subscription agreement and certain confidentiality and standstill agreements. Trial in the Texas Suit is scheduled to begin in September 2001.

Azurix filed a suit on October 29, 1999, (the "Delaware Suit") seeking injunctive relief, declaratory relief to Azurix's obligations under the standstill agreement and the stock subscription agreement entered into between the Company and Azurix, and attorneys' and experts' fees. The Company believes Azurix filed the Delaware Suit in an attempt to have the Company's dispute with Azurix tried in Delaware (nonjury) rather than in Texas (jury). The Company subsequently filed a motion with the Delaware Court to dismiss or stay the Delaware Suit pending the resolution of the Texas Suit, which was granted in part by a decision of the Delaware Court, on February 3, 2000 to stay the Delaware Suit pending the resolution of the Texas Suit. Azurix's efforts to appeal the Delaware Court's ruling have been denied. On August 4, 2000, Azurix filed a First Amendment Answer and Counterclaim in the Texas Suit asserting allegations of fraud, breaches of contract, and tortious interference and seeking money damages, exemplary damages, attorneys' fees and costs of court.

The parties are currently taking and scheduling depositions. The extent of the damages, if any, in either action has not been determined and although the Company is confident in its position, the ultimate outcome of the foregoing litigation cannot be determined at this time.

RIVERSIDE COUNTY

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

The Company has taken the position that certain alleged odor violations asserted by the County staff during the pending litigation were not appropriate under the CUP. On certain of those instances, the Company has declined to reduce its intake of biosolids. The County alleges that the odor "violations," as well as Company's actions in not reducing intake, could reduce the term of the CUP to January 2002. The Company disagrees and is challenging the County's position in the lawsuit. The Company has amended the Complaint to add a claim under U.S.C.
Section 1983 based upon the County's unfair treatment of the Company is a violation of the Company's civil rights.

No trial date has been set at this time and discovery is still ongoing. If the site is closed, the Company may incur additional costs related to contractual agreements and site closure. Additionally, goodwill and certain assets may be impaired. Total goodwill associated with the operations is approximately $14,422,000 at December 31, 2000. The financial impact associated with a site closure cannot be reasonably estimated at this time. Although the Company feels that its case is meritorious, the ultimate outcome cannot be determined at this time.

OTHER

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

Synagro has issued performance bonds of approximately $63,264,000 and other guarantees. Such financial instruments are given in the ordinary course of business. Synagro insures the majority of its contractual obligations through performance bonds.

(8) STOCKHOLDERS' EQUITY --

COMMON STOCK AND WARRANTS

In October 1995, the Company completed a secondary public offering of its Common Stock. The offering consisted of 500,000 units at $12.00 per unit, each unit consisting of six shares of Common Stock and six redeemable Common Stock purchase warrants. The 3,000,000 warrants had an exercise price of $2.40 per share and originally were to expire in October 2000. These warrants were redeemable by the Company at $0.10 per warrant, subject to certain events occurring. The underwriters were issued a warrant set to expire in October 2000 to purchase 50,000 units (includes 300,000 warrants) at $16.20 per unit. During 1998, approximately 4,646 warrants were converted to Common Stock. The remaining warrants were converted to approximately 221,000 shares of common stock through a cashless exercise.

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

On October 7, 1998, the Company issued warrants to purchase 170,000 shares of Common Stock, in connection with the Facility (see Note 5). The warrants are exercisable at $6.00 and expire October 2002. The Company estimated the fair value of the warrants to be approximately $200,000, which was recorded as deferred financing costs and additional paid in capital. These deferred loan costs are being amortized over the term of the credit facility.

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

SERIES B REDEEMABLE PREFERRED STOCK

On March 31, 1998, the Company issued 1,458,335 shares of Series B Preferred Stock for $3,500,004. The Series B Preferred Stock is convertible by the holders to Common Stock at a rate of 1:1, with a beneficial conversion feature permitting the shareholders to convert their holdings to Common Stock at $2.40. The market price of the Common Stock at date of issuance was $4.81. The Company recognized the value of the beneficial conversion feature of approximately $3.5 million as a non cash beneficial conversion charge. The value of such noncash beneficial conversion charge had no impact on the Company's cash flows, but reduced basic and diluted earnings available to holders of Common Stock.

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

On August 14, 2000, the Company issued 25,768.744 shares of Series E Preferred Stock to GTCR Fund VII, L.P. and its affiliates, and 3,233.788 shares to TCW/Crescent Lenders. Additionally, the Company issued 2,589.635 and 229.88 warrants to GTCR Fund VII, L.P. and Affiliates, and TCW/Crescent Lenders, respectively, in connection with the issuance of the preferred stock; these were immediately converted into Series E Preferred Stock. The proceeds of approximately $29,003,000 were used to fund the Bio Gro acquisition.

NONCASH BENEFICIAL CONVERSION

The Series D and Series E Preferred Stock, including Series C Preferred Stock that were converted into Series D Preferred Stock (see above), the warrants issued in connection with the subordinated debt (see Note 5) and warrants issued in connection with the issuance of Preferred Stock, which were converted into Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, are convertible into shares of the Company's common stock at $2.50 per share. This conversion feature was below the market price at the dates of issuance. During 2000, the Company recognized the value of this beneficial conversion feature of approximately $37,045,000 as a noncash beneficial conversion charge at the dates of issuance. The value of such preferred stock dividend has no impact on the Company's cash flows, but reduces basic and diluted earnings applicable to holders of Common Stock. Additionally, current and future issuances of Series D and Series E Preferred Stock and warrants related to subordinated debt and issuance of Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as noncash beneficial conversion charges.

EARNINGS PER SHARE

Basic earnings per share (EPS) exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of the calculation, outstanding stock options, warrants and preferred stock are considered common stock equivalents. The difference between basic and diluted shares for the year ended December 31, 1999 relates to stock options. Additionally, the Company had 600,824 options that were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The adjusted number of shares for the twelve months ended December 31, 2000, and December 31, 1998, that would be increased related to stock options and convertible preferred stock was approximately 17,851,056 and 990,792, respectively; however, diluted per share amounts are not applicable for loss periods.

The following table summarizes the basic EPS and diluted EPS computations for the fiscal years 2000, 1999, and 1998.

                                                                              YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                        2000            1999           1998
                                                                    ------------    ------------   ------------
      Net income (loss) before preferred stock
         dividends and noncash beneficial conversion
         charge .................................................   $  6,551,113    $  1,148,013   $   (537,418)
      Preferred stock dividend ..................................      3,938,499              --        420,000
      Noncash beneficial conversion charge ......................     37,045,268              --      3,514,585
                                                                    ------------    ------------   ------------

      Net income (loss) applicable to common stock ..............   $(34,432,654)   $  1,148,013   $ (4,472,003)
                                                                    ============    ============   ============

      Basic and diluted earnings (loss) per share:
        Net income (loss) before preferred stock dividends
            and noncash beneficial conversion charge ............   $       0.34    $       0.07   $      (0.05)
        Preferred stock dividends ...............................          (0.20)             --          (0.04)
                                                                    ------------    ------------   ------------
              Subtotal ..........................................           0.14            0.07          (0.09)
        Noncash beneficial conversion charge ....................          (1.92)             --          (0.31)
                                                                    ------------    ------------   ------------
        Net income (loss) per common share ......................   $      (1.78)   $       0.07   $      (0.40)
                                                                    ============    ============   ============

      Weighted average shares outstanding, basic ................     19,289,720      16,481,399     11,207,249
      Weighted average shares outstanding, diluted ..............     19,289,720      17,479,376     11,207,249


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

Each Right entitles stockholders to buy one one-thousandth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $10. The Rights are exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's Common Stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15 percent or more of the Common Stock of the Company. However, the Rights will not become exercisable if Common Stock is acquired pursuant to an offer for all shares which a majority of the Board of Directors determines to be fair to and otherwise in the best interests of the Company and its stockholders. If, following an acquisition of 15 percent or more of the Company's Common Stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price. The effect will be to entitle the Company stockholders to buy stock in the acquiring company at 50 percent of its market price.

The Company may redeem the Rights at $.001 per Right at any time on or prior to the tenth business day following the acquisition of 15 percent or more of its Common Stock by a person or group or commencement of a tender offer for such 15 percent ownership.

(9) STOCK OPTION PLANS

At December 31, 2000, the Company had outstanding stock options granted under the 2000 Stock Option Plan ("The 2000 Plan") and the Amended and Restated 1993 Stock Option Plan ("the Plan") for officers, directors and key employees of the Company (collectively, the "Option Plans").

Under the Option Plans, the Company has reserved 8,480,427 shares of Common Stock for issuance. The exercise price of options granted shall be at least 100 percent (110 percent for ten percent or greater stockholders) of the fair value of Common Stock on the date of grant. Options must be granted within ten years from the date of the Plan and become exercisable at such times as determined by the Plan committee. Options are exercisable for no longer than five years for certain ten percent or greater stockholders and for no longer than ten years for others.

A summary of the Company's stock option plans as of December 31, 2000, 1999 and 1998, and changes during those years is presented below:

2000 PLAN

                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                     SHARES UNDER     EXERCISE       EXERCISE
                                                        OPTION      PRICE RANGE       PRICE
                                                     ------------   ------------   ------------
Options outstanding at December 31, 1999 .........             --             --             --
   Granted .......................................        925,000           2.50           2.50
                                                     ------------   ------------   ------------
Options outstanding at December 31, 2000 .........        925,000           2.50           2.50
   Exercisable at December 31, 2000 ..............             --   $         --   $         --
                                                     ============   ============   ============


At December 31, 2000, there were 6,295,384 options for shares of common stock reserved under the 2000 Plan for future grants. Effective with the approval of the 2000 Plan, no further grants will be made under the 1993 Plan.

1993 PLAN

                                                                                                              WEIGHTED
                                                                                                              AVERAGE
                                                                   SHARES UNDER              EXERCISE         EXERCISE
                                                                      OPTION                PRICE RANGE         PRICE
                                                                  --------------          ---------------     ---------
Options outstanding at December 31, 1997 ........................        272,600          $   2.00 - 8.25     $    2.58
   Granted ......................................................        842,000              2.75 - 5.75          2.91
   Canceled/expired .............................................         (6,389)                    2.00          2.00
   Exercised ....................................................        (25,438)                    2.00          2.00
                                                                  --------------          ---------------     ---------
Options outstanding at December 31, 1998 ........................      1,082,773              2.00 - 8.25          2.86
   Granted ......................................................        279,000              3.13 - 6.31          4.40
   Canceled/expired .............................................        (66,778)             2.00 - 6.94          2.68
   Exercised ....................................................       (150,333)             2.00 - 6.31          2.20
                                                                  ---------------         ---------------     ---------
Options outstanding at December 31, 1999 ........................      1,144,662              2.00 - 8.25          3.33
   Granted ......................................................        490,000              2.75 - 4.50          3.27
   Canceled/expired .............................................        (12,600)             3.00 - 3.25          3.20
   Exercised ....................................................        (61,789)             2.00 - 3.00          2.69
                                                                  --------------          ---------------     ---------
Options outstanding at December 31, 2000 ........................      1,560,273              2.00 - 8.25          3.34
Exercisable at December 31, 2000 ................................      1,144,022          $   2.00 - 8.25     $    3.27
                                                                  ==============          ===============     =========


OTHER OPTIONS

In addition to options issuable under the Plan, the Company has other options outstanding to employees and directors of the Company. The options were issued at exercise prices equal to the fair market value at the grant date of the options.

The following summarizes the stock option transactions of the "other" options:

                                                                                            WEIGHTED
                                                                                            AVERAGE
                                                                   SHARES UNDER             EXERCISE           EXERCISE
                                                                      OPTION               PRICE RANGE           PRICE
                                                                  --------------         ----------------      --------
Options outstanding at December 31, 1997 ........................      1,428,096         $    2.00 - 3.38      $   2.58
   Granted ......................................................      1,402,265              2.75 - 6.94          4.29
   Canceled .....................................................       (137,474)                    3.38          3.38
                                                                  --------------         ----------------      --------
Options outstanding at December 31, 1998 ........................      2,692,887              2.00 - 6.94          4.08
   Granted ......................................................        351,728              3.13 - 6.31          5.62
   Exercised ....................................................       (141,666)             2.00 - 6.31          2.51
   Canceled .....................................................       (178,668)                    6.94          6.94
                                                                  --------------         ----------------      --------
Options outstanding at December 31, 1999 ........................      2,724,281              2.00 - 6.94          4.18
   Granted ......................................................        206,332                     4.50          4.50
   Exercised ....................................................       (200,000)                    2.00          2.00
                                                                  --------------          ---------------     ---------
Options outstanding at December 31, 2000 ........................      2,730,613              2.00 - 6.31          4.24
   Exercisable at December 31, 2000 .............................      2,476,070          $   2.00 - 6.31     $    4.25
                                                                  ==============          ===============     =========


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

The Company continues to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for its stock option plans. Had the Company elected to apply SFAS No. 123, the Company's net loss and loss per share would have approximated the pro forma amounts indicated below:

                                                     2000              1999              1998
                                                --------------    --------------    --------------
Net income (loss)
   As reported ..............................   $  (34,432,654)   $    1,148,013    $   (4,472,003)
   Pro forma for SFAS No. 123 ...............   $  (38,297,625)   $   (1,979,002)   $   (5,743,474)
Diluted earnings (loss) per share-
   As reported ..............................   $        (1.78)   $          .07    $         (.40)
   Pro forma for SFAS No. 123 ...............   $        (1.99)   $         (.11)   $         (.51)


The following ranges of options were outstanding as of December 31, 2000:

    OUTSTANDING                                                                 WEIGHTED AVERAGE
   SHARES UNDER           EXERCISE PRICE              WEIGHTED AVERAGE          CONTRACTUAL LIFE
      OPTION                  RANGE                    EXERCISE PRICE              (IN YEARS)               EXERCISABLE
   ------------           --------------              ----------------          -----------------           -----------
    2,702,970            $    2.00 - 2.99              $    2.55                      8.50                   1,421,660
    1,638,326                 3.00 - 3.99                   3.22                      7.51                   1,547,749
      261,658                 4.00 - 5.99                   4.52                      8.25                     163,625
      612,932                 6.00 - 8.25                   6.58                      8.05                     487,058


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value of $2.29, $4.57, and $3.59 for grants made during the years ended December 31, 2000, 1999 and 1998, respectively. The following assumptions were used for option grants in 2000, 1999, and 1998, respectively: expected volatility of 88 percent, 86 percent and 92 percent; risk-free interest rates of 6.42 percent,
5.88 percent, and 5.66 percent; expected lives of up to ten years and no expected dividends to be paid. The compensation expense included in the above pro forma net income data, may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

(10) OTHER CHARGES (CREDITS) TO OPERATIONS

In 1999, the Company incurred approximately $1.5 million of charges for legal, accounting, and financing costs related to the proposed preferred stock investment and the merger discussion with Azurix, both of which were terminated by Azurix in October 1999, and several other legal matters related to events occurring in prior years.

During 1998, the Company recorded a charge of approximately $320,000 related to severance costs of two former officers.

The Company has recognized other credits related to notes that were issued in connection with the sale of its poultry operation in 1996. The notes were reserved at the date of sale due to considerable doubt relative to realization. The Company has recognized other credits related to such notes of approximately $380,000 in 1998. The Company expects the remaining unreserved balance of approximately $205,000 at December 31, 2000, to be realizable.

(11) EMPLOYEE BENEFIT PLANS

Certain of the Company's subsidiaries sponsor various defined contribution retirement plans for full-time and some part-time employees. The plans cover employees at all of the Company's operating locations. The defined contribution plans provide for contributions ranging from one percent to fifteen percent of covered employees' salaries or wages. The Company may make a matching contribution as a percentage set at the end of each plan year. The matching contributions totaled approximately $223,000 for 2000, approximately $34,000 for 1999 and approximately $46,000 for 1998.

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly financial information for the years ended December 31, 2000 and 1999, is summarized as follows (in thousands, except per share data).

                                         QUARTER ENDED                                         QUARTER ENDED
                     ----------------------------------------------------   --------------------------------------------------
                      MARCH 31,     JUNE 30,      SEPT. 30,     DEC. 31,     MARCH 31,     JUNE 30,     SEPT. 30,    DEC. 31,
                        2000          2000          2000          2000         1999          1999         1999         1999
                     ----------    ----------    ----------    ----------   ----------    ----------   ----------   ----------
Revenues             $   18,666    $   27,768    $   53,513    $   63,150   $    9,060    $   14,918   $   15,857   $   16,628
Gross profit              3,574         8,258        14,734        16,632        1,312         4,152        4,585        3,943
Operating income            472         4,905         9,612        10,356         (665)        2,241        2,419           95
Net income (loss)
  applicable to
  common stock          (24,112)       (2,138)       (8,977)          795       (1,157)        1,468        1,674         (837)
Earnings per share
  Basic                   (1.28)        (0.11)        (0.46)         0.04        (0.08)         0.09         0.09        (0.05)
  Diluted                 (1.28)        (0.11)        (0.46)         0.04        (0.08)         0.09         0.09        (0.05)


The sum of the individual quarterly earnings per share amounts do not agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter, and the dilutive effects of the redeemable preferred stock and stock options, if applicable in each quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2001.

                                       SYNAGRO TECHNOLOGIES, INC.

                                       By:         /s/ ROSS M. PATTEN
                                       ----------------------------------------
                                                    Ross M. Patten
                                                Chairman of the Board
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2001.

By:       /s/ ROSS M. PATTEN                     Chairman of the Board
   -------------------------------               and Chief Executive Officer
           Ross M. Patten                        (Principal Executive Officer)

By:      /s/ J. PAUL WITHROW                     Chief Financial Officer
   -------------------------------               (Principal Accounting Officer)
           J. Paul Withrow

By:      /s/ GENE MEREDITH                       Director
   -------------------------------
           Gene Meredith

By:  /s/ KENNETH CHUAN-KAI LEUNG                 Director
   -------------------------------
       Kenneth Chuan-kai Leung

By:      /s/ ALFRED TYLER, 2ND                   Director
   -------------------------------
           Alfred Tyler, 2nd

By:      /s/ DAVID A. DONNINI                    Director
   -------------------------------
           David A. Donnini

By:     /s/ VINCENT J. HEMMER                    Director
   -------------------------------
          Vincent J. Hemmer

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION OF EXHIBIT

3.1 Restated Certificate of Incorporation of Synagro Technologies, Inc. (the "Company") dated August 16, 1996. (Exhibit 3.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference.)

3.2 Bylaws of the Company dated August 5, 1996. (Exhibit 3.2 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996, is incorporated herein by reference.)

4.1 Specimen Common Stock Certificate of the Company. (Exhibit 4.1 to the Company's Registration Statement on Form 10, dated December 29, 1992, is incorporated herein by reference.)

4.2 Specimen Warrant Certificate of the Company. (Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 33-95028), dated July 27, 1995, and as amended, is incorporated herein by reference.)

4.3 Rights Agreement, dated as of December 20, 1996, between the Company and Intercontinental Registrar & Transfer Agency, Inc., as Rights Agent, which includes as Exhibit A thereto the Synagro Technologies, Inc. Statement of Designations, Preferences, Limitations and Relative Rights of its Series A Junior Participating Preferred Stock, and as Exhibit C thereto the Form of Rights Certificate. (Incorporated by reference to Exhibit No. 4.1 to Registrant's Registration Statement on Form 8-A dated December 27, 1996.)

4.4 Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock of Synagro Technologies, Inc. (Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended 1997, is incorporated herein by reference.)

4.5 Registration Rights Agreement, dated as of March 31, 1998, among the Company, Environmental Opportunities Fund, L.P., Environmental Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto. (Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended 1997, is incorporated herein by reference.)

4.6 Specimen Series B Preferred Stock Certificate. (Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended 1997, is incorporated herein by reference.)

4.7 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Synagro Technologies, Inc. (Exhibit 2.4 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

4.8 Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Synagro Technologies, Inc. (Exhibit 2.5 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

4.9 Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Synagro Technologies, Inc. (Exhibit 2.3 to the Company's Current Report on Form 8-K dated June 30, 2000, is incorporated herein by reference.)

4.10 Amended and Restated Warrant Agreement, dated August 14, 2000, by and between Synagro Technologies, Inc. and GTCR Capital Partners, L.P. (Exhibit 2.6 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

4.11 TCW/Crescent Warrant Agreement, dated August 14, 2000, by and among Synagro Technologies, Inc. and TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged Income Trust IV, L.P. (Exhibit 2.5 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

4.12 Form of Stock Purchase Warrant (Exhibit 2.7 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

4.13 Amended and Restated Registration Agreement, dated August 14, 2000, by and between Synagro Technologies, Inc., GTCR Fund
                  VII. L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leverage Income Trust IV, L.P. (Exhibit 2.8 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

4.14 Stockholders Agreement, dated August 14, 2000, by and between Synagro Technologies Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged Income Trust IV, L.P. (Exhibit
                  2.9 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

4.15 Form of TCW/Crescent Warrant (Exhibit 2.10 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

4.16 Form of GTCR Warrant (Exhibit 2.11 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

10.1 Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998, among the Company, Environmental Opportunities Fund, L.P., Environment Opportunities Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred Stock as listed on Exhibit A thereto. (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended 1997, is incorporated herein by reference.)

10.2 Form of Indemnification Agreement. (Appendix F to the Company's Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated May 9, 1996, is incorporated herein by reference.)

10.3 Amended and Restated 1993 Stock Option Plan dated August 5, 1996. (Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-64999), dated September 30, 1998, is incorporated herein by reference.)

10.4 Amended and Restated Credit Agreement, dated January 27, 2000, by and among Synagro Technologies, Inc., Bank of America, N.A., Canadian Imperial Bank of Commerce, and certain other lenders. (Exhibit 2.4 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

10.5 Agreement and Plan of Merger, dated October 20, 1999, by and among Synagro Technologies, Inc., RESTEC Acquisition Corp., New England Treatment Company Inc., Paul A. Toretta, Frances
                  A. Guerrera, Frances A. Guerrera, as executrix of the Estate of Richard J. Guerrera, and Frances A. Guerrera and Robert Dionne, as Co-Trustee of the Richard J. Guerrera Revocable Trust under Agreement dated November 2, 1998, as amended by that certain Letter Amendment dated January 7, 2000, and that certain Second Amendment to Agreement and Plan of Merger dated January 26, 2000. (Exhibit 2.1, 2.3 and 2.4 to the Company's Current Report on Form 8-K, dated February 11, 2000, are herein incorporated by reference.)

10.6 Purchase and Sale Agreement, dated October 20, 1999, by and among Synagro Technologies, Inc., Paul A. Toretta, Eileen Toretta, as Trustee of the Paul A. Toretta 1998 Grant, Frances
                  A. Guerrera, Frances A. Guerrera, as executrix of the Estate of Richard J. Guerrera, and Frances A. Guerrera and Robert Dionne, as Co-Trustees of the Richard J. Guerrera Revocable Trust under Agreement dated November 2, 1998, as amended by that certain Letter Amendment dated January 7, 2000, and that certain Second Amendment to Purchase and Sale Agreement and dated January 26, 2000. (Exhibit 2.2, 2.3 and
                  2.5 to the Company's Current Report on Form 8-K, dated February 11, 2000, are herein incorporated by reference.)

 10.7 Stock Purchase Agreement, dated October 20, 1999, by and among Synagro Technologies, Inc., Christopher J. Schrader and Kathleen Schrader. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 22, 2000, is herein incorporated by reference.)

 10.8 Asset Purchase Agreement, dated October 26, 1999, by and between Synagro Technologies, Inc. and Whiteford Construction Co., Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 10, 2000, is herein incorporated by reference.)

 10.9 Amendment No. 1 to the Asset Purchase Agreement, dated March 24, 2000, by and between Synagro Technologies, Inc. and Whiteford Construction Co., Inc. (Exhibit 2.2 to the Company's Current Report on Form 8-K, dated April 10, 2000, is herein incorporated by reference.)

 10.10 Stock Purchase Agreement, dated October 26, 1999, by and among Synagro Technologies, Inc., Gerald L. Rehbein and Gordon W. Rehbein. (Exhibit 2.3 to the Company's Current Report on Form 8-K, dated April 10, 2000, is herein incorporated by reference.)

 10.11 Amendment No. 2 to the Stock Purchase Agreement, dated March 27, 2000, by and among Synagro Technologies, Inc., Gerald L. Rehbein and Gordon W. Rehbein. (Exhibit 2.5 to the Company's Current Report on Form 8-K, dated April 10, 2000, is herein incorporated by reference.)

 10.12 Earnout Agreement, dated March 27, 2000, by and among Synagro Technologies, Inc., Gerald L. Rehbein and Gordon W. Rehbein. (Exhibit 2.6 to the Company's Current Report on Form 8-K, dated April 10, 2000, is herein incorporated by reference.)

 10.13 Stock Purchase Agreement, dated March 31, 2000, by and between Synagro Technologies, Inc. and Compost America Holding Company, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K, Dated June 30, 2000, is incorporated herein by reference.)

 10.14 Earnout Agreement, dated June 15, 2000, by and among Synagro Technologies, Inc. and Compost America Holding Company, Inc. (Exhibit 2.2 to the Company's Current Report on Form 8-K, dated June 30, 2000, is incorporated herein by reference.)

 10.15 Purchase Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Fund VII, L.P. (Exhibit
                  2.1 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

 10.16 Professional Services Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Fund VII, L.P. (Exhibit 2.7 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

 10.17 Senior Subordinated Loan Agreement, dated January 27, 2000, by and among Synagro Technologies, Inc., certain subsidiary guarantors and GTCR Capital Partners, L.P. (Exhibit 2.2 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

 10.18 Amended and Restated Monitoring Agreement, dated August 14, 2000, by and between Synagro Technologies, Inc., GTCR Golder Rauner, L.L.C., and TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged Income Trust IV, L.P. (Exhibit 2.12 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

 10.19 First Amendment to Senior Subordinated Loan Agreement dated March 6, 2000, by and among Synagro Technologies, Inc., Bank of America, N.A., Canadian Imperial Bank of Commerce, and various financial institutions.

*10.20 Employment Agreement, dated February 19, 1999, by and between Synagro Technologies, Inc. and Ross M. Patten.

*10.21 Employment Agreement, dated February 19, 1999, by and between Synagro Technologies, Inc. and Mark A. Rome.

*10.22 Employment Agreement, dated February 19, 1999, by and between Synagro Technologies, Inc. and Alvin L. Thomas II.

 10.23 Employment Agreement, dated May 10, 1999, by and between Synagro Technologies, Inc. and J. Paul Withrow. (Exhibit 2.11 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

*10.24 Employment Agreement, dated August 11, 2000, by and between Synagro Technologies, Inc. and Mark A. Weidman.

 10.25 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and Ross M. Patten. (Exhibit 2.8 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

 10.26 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and Mark A. Rome. (Exhibit 2.9 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

 10.27 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and Alvin L. Thomas, II. (Exhibit 2.10 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

 10.28 Amendment Concerning Employment Rights, dated January 27, 2000, by and between Synagro Technologies, Inc. and J. Paul Withrow. (Exhibit 2.12 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

 10.29 2000 Stock Option Plan, dated October 31, 2000. (Exhibit A to the Company's Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated September 28, 2000 is herein incorporated by reference.)

*21.1             Subsidiaries of Synagro Technologies, Inc.

*23.1             Consent of Arthur Andersen LLP.

* Filed herewith.