Form 10-K405/A
period 2000-12-31
SYNAGRO TECHNOLOGIES INC
filed 2001-04-30
CIK 895565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
(MARK ONE)

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

 This annual report on Form 10-K/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those discussed in Item 1 below. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of these factors. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the Company's current directors and executive officers:

    NAME                                  POSITION
    ----                                  --------

Ross M. Patten                   Director, Chief Executive Officer and Chairman of the Board

Randall S. Tuttle                President and Chief Operating Officer, Operations Division

Mark A. Weidman                  President and Chief Operating Officer, Processing Division

Paul C. Sellew                   Executive Vice President Technical Services and Project Development

Mark A. Rome                     Executive Vice President and Chief Development Officer

Alvin L. Thomas II               Executive Vice President and General Counsel

J. Paul Withrow                  Executive Vice President and Chief Financial Officer

Kenneth Ch'uan-k'ai Leung        Director

Alfred Tyler II                  Director

Gene Meredith                    Director

David A. Donnini                 Director

Vincent J. Hemmer                Director

ROSS M. PATTEN, age 57, was appointed by the Board of Directors to Chief Executive Officer in February 1998, and was elected to the position of Chairman of the Board of Directors in August 1998. Prior to joining the Company, Mr. Patten enjoyed a successful 17-year career at Browning-Ferris Industries Inc., where he last served as divisional vice president -- corporate development. He also served as executive vice president for development of Wheelabrator Technologies, a Waste Management, Inc. subsidiary, and director and vice president -- business development at Resource NE, Inc. prior to its acquisition by Waste Management, Inc. Mr. Patten was a founder, principal and managing director of Bedford Capital, an investment firm specializing in environmental companies, and of Bedford Management, which provides consulting services to publicly held waste management and environment-related companies in the areas of growth and acquisition strategy formation and implementation.

RANDALL S. TUTTLE, age 37, was appointed President and Chief Operating Officer, Operations Division, of Synagro in January 2000. Prior to joining Synagro, Mr. Tuttle served as President of AMSCO, Inc., the leading provider of residuals management, recycling and land application services in the Southeastern United States. Mr. Tuttle joined Synagro in connection with the acquisition of AMSCO in April 1999 and became a Regional Vice President responsible for all of Synagro's operations in the Southeast. Mr. Tuttle is a 1985 graduate of Duke University with degrees in Political Science and Economics.

MARK A. WEIDMAN, age 44, was appointed President and Chief Operating Officer, Processing Division, for Synagro in August 2000 after the Bio Gro acquisition. Mr. Weidman was the President of the Bio Gro Division of Wheelabrator Water Technologies, Inc. Mr. Weidman holds a B.S. in Water Resources Engineering Technology from Pennsylvania State University. He is a Registered Professional Engineer in the states of New Hampshire, Pennsylvania, and Maryland.

PAUL C. SELLEW, age 43, was appointed Executive Vice President Technical Services and Project Development in January 2000; Mr. Sellew had acted as President and Chief Operating Officer for the Company since 1998. Mr. Sellew has extensive experience in organic materials management. He was the founder and former President and Chairman of the Board at Earthgrow, Inc., the second largest commercial composting company in the country prior to its sale in February 1998. In addition, Mr. Sellew's business ventures include International Process Systems (IPS), Inc., a composting technology company, and ALLGro Inc., a composting marketing company, both of which were sold to Wheelabrator Technologies, Inc. in 1991.

MARK A. ROME, age 34, was appointed Executive Vice President and Chief Development Officer during 1998. Mr. Rome, an attorney and CPA, joined the Company from Sanders Morris Harris, an investment banking firm specializing in industry consolidations. He previously practiced tax and corporate law at Fulbright & Jaworski, an international law firm headquartered in Houston. Mr. Rome received his law degree from the University of Texas School of Law and a Master's in Professional Accounting from the University of Texas Graduate School of Business.

ALVIN L. THOMAS II, age 35, was appointed Executive Vice President and General Counsel during 1998. Mr. Thomas practiced law with the national law firm Littler Mendelson, P.C. prior to joining Synagro. Mr. Thomas has also practiced law with the international law firm of Fulbright & Jaworski, LLP. Mr. Thomas received his law degree from the University of Pittsburgh School of Law and a LL.M. in Taxation from New York University School of Law. His legal background is broad-based with emphasis in tax law, employment law, corporate law and litigation.

J. PAUL WITHROW, age 35, was appointed Executive Vice President and Chief Financial Officer during 1999. Mr. Withrow was previously Vice President and Chief Accounting Officer of Integrated Electrical Services, Inc., which is a leading national provider of electrical contracting and maintenance services. Prior to that, Mr. Withrow was a Senior Audit Manager at Arthur Andersen L.L.P. Mr. Withrow is a Certified Public Accountant and received his Bachelor of Business Administration in Accounting from the University of Houston.

KENNETH CH'UAN-K'AI LEUNG, age 56, is a managing director of investment banking at Sanders Morris Harris and is the Chief Investment Officer of the Environmental Opportunities Fund, Ltd. Additionally, he is the Editor of Environmental Review. Previously, Mr. Lueng was associated with Smith Barney for 17 years, and before that with F. Eberstadt & Company, Inc., Chemical Bank and Chase Manhattan Bank. He received his B.A. from Fordham College and his M.B.A. from Columbia University. Mr. Leung serves on the boards of Zahren Alternative Power Corp., Independent Environmental Services, Inc., Capital Environmental Resources, Inc., and Avista Resources, Inc.

ALFRED TYLER II, age 58, currently a Director of US Liquids, Inc., has been associated with the environmental services industry for over 20 years, serving most recently as President and CEO of Enviro-Gro Technologies until that provider of biosolids management services was sold in 1992 to Wheelabrator Technologies Inc. Mr. Tyler also heads a private investment company, is President of a landfill and construction company, and is Managing Director of Bedford Capital Corp., a New York environmental consulting firm.

GENE MEREDITH, age 59, served more than 15 years in senior management roles in the solid waste industry. He was a Regional Vice President at Browning-Ferris Industries, Inc., and Chairman, President and CEO of Mid-American Waste Systems. He previously served as a director of USA Waste Services, Envirofil, Inc., and as a general manager of a waste company in St. Paul, Minnesota. Mr. Meredith also has a law degree, and spent five years as Senior Partner at Meredith & Addicks in St. Paul, Minnesota.

DAVID A. DONNINI, age 36, is currently a Principal with GTCR Golder Rauner, L.L.C. ("GTCR"). He previously worked as an associate consultant with Bain & Company. Mr. Donnini earned a BA in Economics summa cum laude, Phi Beta Kappa with distinction from Yale University and an MBA from Stanford University where he was the Robichek Finance Award recipient and an Arjay Miller Scholar. Mr. Donnini is a director of various companies including American Sanitary, Cardinal Logistics Management, FutureNext Consulting, U.S. Aggregates, and U.S. Fleet Services.

VINCENT J. HEMMER, age 32, is currently a Vice President with GTCR. Mr. Hemmer previously worked as a consultant with The Monitor Company. He earned a BS in Economics, magna cum laude, and was a Benjamin Franklin Scholar at The Wharton School of the University of Pennsylvania. Mr. Hemmer received his MBA from Harvard University. Mr. Hemmer serves as a director of several companies including Hawkeye Communications and Global Passenger Services.

EXECUTIVE OFFICER TENURE

The executive officers of the Company serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the annual meeting of stockholders. Messrs. Patten, Rome, Withrow and Thomas have employment agreements beginning in January 27, 2000, which have a continuous twenty four month term.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than 10 percent of a registered class of the Company's equity Securities, to file reports of ownership with the Securities and Exchange Commission (the "Commission"). With respect to the year ended December 31, 2000, the Company believes that all requirements applicable to the Company's executive officers, directors and 10 percent shareholders have been met.

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for services to the Company for the periods indicated of each individual who (i) was the chief executive officer or (ii) was paid salary and bonus in excess of $100,000 (Collectively the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG - TERM COMPENSATION
                                                                                    -----------------------------------
                                                          ANNUAL COMPENSATION                                 STOCK
                                                       -------------------------             RESTRICTED   OPTION AWARDS
NAME AND PRINCIPAL POSITION                            YEAR    SALARY     BONUS     OTHER      STOCK         (SHARES)
---------------------------                            ----   --------   -------    ------   ----------   -------------

Ross M. Patten (1) .................................   2000   $218,750   $91,200    $9,600       --          315,000
Chief Executive Officer and                            1999   $150,000   $40,500    $9,600       --          150,000
Chairman of the Board of Director                      1998   $134,038        --        --       --          485,000

Mark Rome ..........................................   2000   $170,417   $69,900    $6,000       --          120,000
Executive Vice President and                           1999   $120,000   $31,500    $6,000       --           90,000
Chief Development Officer                              1998   $ 89,833        --        --       --          240,000

Alvin Thomas .......................................   2000   $170,417   $69,900    $6,000       --          240,000
Executive Vice President and                           1999   $120,000   $31,500    $6,000       --           10,000
General Counsel                                        1998   $ 27,769        --        --       --          200,000

Randall S. Tuttle ..................................   2000   $170,417   $69,900    $5,000       --               --
President and Chief Operating Officer,                 1999   $ 66,666   $40,500        --       --               --
Operations Division

J. Paul Withrow ....................................   2000   $170,417   $69,900    $6,000       --          250,000
Executive Vice President and                           1999   $ 60,000   $31,500    $3,000       --          200,000
Chief Financial Officer

(1) Served as President and Chief Executive Officer from February 1998 until November 1998 and thereafter as Chief Executive Officer. Additionally, has served as Chairman of the Board of Directors since August 1998.

EMPLOYMENT AGREEMENTS

Messrs. Patten, Rome and Thomas are employed by the Company under employment agreements effective February 19, 1999, and amended January 27, 2000, which have a continuous twenty four month term. The annual salary under the respective employment agreements is $225,000 per year for Mr. Patten and $175,000 per year for Messrs. Rome and Thomas. Additionally, Messrs. Patten, Rome and Thomas may be entitled to such bonus awards up to 50 percent of base salary as may be approved by the Board of Directors, and are entitled to participate in any applicable profit-sharing, stock option or similar benefit plan. The agreements contain confidentiality and noncompete provisions.

Mr. Withrow is employed by the Company under an employment agreement effective January 27, 2000, that has a continuous twenty four month term. The annual salary under his employment agreement is

$175,000 per year and Mr. Withrow may be entitled to such bonus awards up to 50 percent of base salary as may be approved by the Board of Directors, and is entitled to participate in any applicable profit-sharing, stock options or similar benefit plan. The agreement contains confidentiality and noncompete provisions.

On January 27, 2000, the Company and each of Ross M. Patten, Mark A. Rome, J. Paul Withrow, and Alvin L. Thomas, II entered into an Agreement Concerning Employment Rights ("Employment Rights Agreements"). The Employment Rights Agreements provide that in the event that (i) Executive's employment is terminated by the Company for any reason other than Cause (as defined), death or disability, (ii) Executive terminates his employment with the Company for Good Reason (as defined), or (iii) a Change in Control occurs, then the Executive shall have the right to receive an option payment from the Company. In satisfying this obligation, the Company shall at its option (x) issue options to purchase a certain number registered shares of the Company's common stock ("Base Option Amount") at an exercise price of $2.50 per share, which shall be fully vested and nontransferable, and shall expire 90 days from the date of issue, (y) issue registered shares of the Company's common stock equal to the result of (A) the product of the Base Option Amount, multiplied by the fair market value per share of the Company's common stock less $2.50 ("Stock Value"), divided by (B) the fair market value per share of the Company's common stock, or (z) a cash payment equal to the stock less Stock Value. The Base Option Amount for Mr. Patten is 950,000 shares, and the Base Option Amount for Messrs. Rome, Withrow and Thomas is 450,000 shares. These Executives would be required to forfeit their existing vested and unvested stock options if this payment has been made by the Company.

OPTION GRANTS

The following table sets forth certain information with respect to stock options granted to the Named Executives during 2000.

                                                                                     Potential Realizable Value
                                      Individual Grants (2)                           At Assumed Annual Rates
                         -----------------------------------------------------    Appreciation For Option Term (1)
                                     Percent Of Total                             --------------------------------
                         Options    Options Granted To   Exercise   Expiration
     Name                Granted    Employees In Year     Price        Date              5%           10%
     ----                -------    ------------------   --------   ----------        --------     ----------

Ross M. Patten           315,000          27.0%           $ 2.50     12/31/10         $366,979     $1,050,815

Mark A. Rome             120,000          10.3%           $ 2.50     12/31/10         $139,802     $  400,316

Alvin L. Thomas          240,000          20.6%           $ 2.50     12/31/10         $279,603     $  800,621

J. Paul Withrow          250,000          21.4%           $ 2.50     12/31/10         $291,253     $  833,980

Randall S. Tuttle             --            --                --           --               --             --

(1) Potential values stated are a result of using the Security and Exchange Commission's method of calculation of 5 percent and 10 percent appreciation in value from the date of grant to the end of the option term. Such assumed rates of appreciation and potential realizable values are not necessarily indicative of the appreciation, if any, that may be realized in future periods.

(2) Unvested options will immediately vest upon a change of control of the Company, including acquisition by any person or group of persons of at least 25 percent of the common stock of the Company, a merger resulting in the existing stockholders of the Company owning less than 50 percent of the outstanding stock of the Company following the merger, termination of employment without cause and election by the stockholders of a director not nominated by a majority of the board.

OPTION EXERCISES AND YEAR-END VALUES

The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for each of the Named Executives held by them at December 31, 2000. Of the Named Executives, none exercised stock options during 2000.

                                                                                    VALUE OF UNEXERCISED
                                                      NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                                  OPTIONS AT DECEMBER 31, 2000      DECEMBER 31, 2000 (1)
                     SHARES ACQUIRED    VALUE     ----------------------------   ---------------------------
     NAME              ON EXERCISE     REALIZED   EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
     ----            ---------------   --------   -----------    -------------   -----------   -------------
Ross M. Patten             --             --        585,000         365,000         $ --           $ --
Mark A. Rome               --             --        300,000         150,000         $ --           $ --
Alvin L. Thomas            --             --        206,667         243,333         $ --           $ --
J. Paul Withrow            --             --        133,333         316,667         $ --           $ --
Randall S. Tuttle          --             --             --              --         $ --           $ --

(1) Value of in-the-money options calculated based on the closing price per share of the common stock on December 31, 2000, ($2.25 per share) as reported by the NASDAQ Small Cap Market.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock at April 24, 2001, by each stockholder that is known by the Company to own beneficially more than five percent of the outstanding common stock.


NAME OF PERSON                                 NUMBER OF         PERCENT
OR IDENTITY OF GROUP SHARES                     SHARES           OF CLASS
---------------------------                ----------------      --------

GTCR Golder Ranier, LLC                    25,015,130(3)           56.3%
6100 Sears Tower
Chicago, IL 60606

The TCW Group, Inc.                         2,901,785(4)           13.0%
865 South Figueroa Street, Suite 1800
Los Angeles, CA 90017

James A. Jalovec                            1,814,527(1)            9.2%
2841 South 5th Court
Milwaukee, WI 53207

Randall S. Tuttle                           1,657,377               8.5%
1900 Virginia Road
Winston-Salem, NC 27107

Kenneth Ch'uan-k'ai Leung                   1,331,685(1)(2)         6.8%
126 E. 56th Street, 24th Floor
New York, NY 10022

Bill E. Tuttle                              1,194,668               6.1%
711 East Twain Avenue
Las Vegas, NV 89109


----------

(1) Includes shares underlying vested stock options of 221,332 for Mr. Jalovec and 67,785 for Mr. Leung.

(2) Includes 137,875 shares and 1,112,125 shares owned by Environmental Opportunities Fund (Cayman), L.P. and Environmental Opportunities Fund, L.P., respectively. Mr. Leung is chief investment officer of these investment funds.

(3) Represents 62,537.819 total shares of Series D and E Convertible Preferred Stock convertible into 25,015,130 shares of Common Stock.

(4) Represents 7,254.462 shares of Series E Convertible Preferred Stock convertible into 2,901,785 shares of Common Stock.

MANAGEMENT STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of the Company's common stock at April 24, 2001, by (i) all directors, (ii) the Named Executives and (iii) all directors and executive officers as a group.

                                                                        NUMBER OF     PERCENT
NAME OF PERSON OR IDENTITY OF GROUP                                     SHARES (1)    OF CLASS
-----------------------------------                                   -------------   --------

Ross M. Patten ..................................................        591,006         3.0%
Randall S. Tuttle ...............................................      1,657,377         8.5%
Mark A. Rome ....................................................        304,000         1.5%
Alvin L. Thomas II ..............................................        209,067         1.1%
J. Paul Withrow .................................................        138,333           *
Kenneth Ch'uan-k'ai Leung (2) ...................................      1,331,685(2)      6.8%
Gene Meredith ...................................................         68,964           *
Alfred Tyler II .................................................        101,630           *
David A. Donnini ................................................     25,015,130(3)     56.3%
Vincent J. Hemmer ...............................................             --           *

All directors and executive officers as a group (12 persons) ....     29,727,192(4)     64.4%

* Less than 1% of outstanding shares.

(1) Includes shares underlying vested stock options, as follows: Mr. Patten-585,000; Mr. Sellew-300,000; Mr. Rome-300,000; Mr.
         Thomas-206,667; Mr. Withrow-133,333; Mr. Leung-67,785; Mr. Tyler II-67,630; and Mr. Meredith-50,964.

(2) Includes shares of 1,112,125 and 137,875 held by the Environmental Opportunities Fund L.P. and Environmental Opportunities Fund (Cayman) L.P., respectively, of which Mr. Leung is chief investment officer.

(3) Includes 25,015,130 shares underlying Series D and E Preferred Stock held by GTCR, of which Mr. Donnini is a principal.

(4)      Includes (without duplication) all shares referred to above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

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

 *21.1             Subsidiaries of Synagro Technologies, Inc.

**23.1             Consent of Arthur Andersen LLP.

 * Filed as an exhibit to Annual Report on Form 10-K filed on April 2, 2001. ** Filed herewith.

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

EARNINGS PER SHARE

Basic earnings per share (EPS) exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of the calculation, outstanding stock options, warrants and preferred stock are considered common stock equivalents. The difference between basic and diluted shares for the year ended December 31, 1999 relates to stock options. Additionally, the Company had 600,824 options that were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The adjusted number of shares for the twelve months ended December 31, 2000, and December 31, 1998, that would be increased related to stock options and convertible preferred stock was approximately 17,849,145 and 990,792, respectively; however, diluted per share amounts are not applicable for loss periods.

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

1993 PLAN

                                                                                                              WEIGHTED
                                                                                                              AVERAGE
                                                                   SHARES UNDER              EXERCISE         EXERCISE
                                                                      OPTION                PRICE RANGE         PRICE
                                                                  --------------          ---------------     ---------
Options outstanding at December 31, 1997 ........................        272,600          $   2.00 - 8.25     $    2.58
   Granted ......................................................        842,000              2.75 - 5.75          2.91
   Canceled/expired .............................................         (6,389)                    2.00          2.00
   Exercised ....................................................        (25,438)                    2.00          2.00
                                                                  --------------          ---------------     ---------
Options outstanding at December 31, 1998 ........................      1,082,773              2.00 - 8.25          2.86
   Granted ......................................................        279,000              3.13 - 6.31          4.40
   Canceled/expired .............................................        (66,778)             2.00 - 6.94          2.68
   Exercised ....................................................       (150,333)             2.00 - 6.31          2.20
                                                                  ---------------         ---------------     ---------
Options outstanding at December 31, 1999 ........................      1,144,662              2.00 - 8.25          3.33
   Granted ......................................................        240,000              2.75 - 4.50          3.27
   Canceled/expired .............................................        (12,600)             3.00 - 3.25          3.20
   Exercised ....................................................        (61,789)             2.00 - 3.00          2.69
                                                                  --------------          ---------------     ---------
Options outstanding at December 31, 2000 ........................      1,320,273              2.00 - 8.25          3.34
Exercisable at December 31, 2000 ................................      1,060,521          $   2.00 - 8.25     $    3.27
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

The following summarizes the stock option transactions of the "other" options:

                                                                                            WEIGHTED
                                                                                            AVERAGE
                                                                   SHARES UNDER             EXERCISE           EXERCISE
                                                                      OPTION               PRICE RANGE           PRICE
                                                                  --------------         ----------------      --------
Options outstanding at December 31, 1997 ........................      1,428,096         $    2.00 - 3.38      $   2.58
   Granted ......................................................      1,402,265              2.75 - 6.94          4.29
   Canceled .....................................................       (137,474)                    3.38          3.38
                                                                  --------------         ----------------      --------
Options outstanding at December 31, 1998 ........................      2,692,887              2.00 - 6.94          4.08
   Granted ......................................................        351,728              3.13 - 6.31          5.62
   Exercised ....................................................       (141,666)             2.00 - 6.31          2.51
   Canceled .....................................................       (178,668)                    6.94          6.94
                                                                  --------------         ----------------      --------
Options outstanding at December 31, 1999 ........................      2,724,281              2.00 - 6.94          4.18
   Granted ......................................................          1,332                     4.50          4.50
   Exercised ....................................................       (200,000)                    2.00          2.00
                                                                  --------------          ---------------     ---------
Options outstanding at December 31, 2000 ........................      2,525,613              2.00 - 6.31          4.24
   Exercisable at December 31, 2000 .............................      2,407,600          $   2.00 - 6.31     $    4.25
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

The Company continues to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for its stock option plans. Had the Company elected to apply SFAS No. 123, the Company's net loss and loss per share would have approximated the pro forma amounts indicated below:

                                                     2000              1999              1998
                                                --------------    --------------    --------------
Net income (loss)
   As reported ..............................   $  (34,432,654)   $    1,148,013    $   (4,472,003)
   Pro forma for SFAS No. 123 ...............   $  (38,152,017)   $   (1,979,002)   $   (5,743,474)
Diluted earnings (loss) per share-
   As reported ..............................   $        (1.78)   $          .07    $         (.40)
   Pro forma for SFAS No. 123 ...............   $        (1.98)   $         (.11)   $         (.51)


The following ranges of options were outstanding as of December 31, 2000:

    OUTSTANDING                                                                 WEIGHTED AVERAGE
   SHARES UNDER           EXERCISE PRICE              WEIGHTED AVERAGE          CONTRACTUAL LIFE
      OPTION                  RANGE                    EXERCISE PRICE              (IN YEARS)               EXERCISABLE
   ------------           --------------              ----------------          -----------------           -----------
    2,247,970            $    2.00 - 2.99              $    2.49                      8.34                   1,269,689
    1,638,326                 3.00 - 3.99                   3.22                      7.51                   1,547,749
      261,658                 4.00 - 5.99                   4.52                      8.25                     163,625
      612,932                 6.00 - 8.25                   6.58                      8.05                     487,058


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2001.

                                       SYNAGRO TECHNOLOGIES, INC.

                                       By:         /s/ ROSS M. PATTEN
                                       ----------------------------------------
                                                    Ross M. Patten
                                                Chairman of the Board
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 27, 2001.

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

By:  /s/ KENNETH CHUAN-KAI LEUNG                 Director
   -------------------------------
       Kenneth Chuan-kai Leung

By:      /s/ ALFRED TYLER, 2ND                   Director
   -------------------------------
           Alfred Tyler, 2nd

By:      /s/ DAVID A. DONNINI                    Director
   -------------------------------
           David A. Donnini

By:     /s/ VINCENT J. HEMMER                    Director
   -------------------------------
          Vincent J. Hemmer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                 EXHIBIT
-------                                -------
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

 *21.1             Subsidiaries of Synagro Technologies, Inc.

**23.1             Consent of Arthur Andersen LLP.

 * Filed as an exhibit to Annual Report on Form 10-K filed on April 2, 2001. ** Filed herewith.