Form 10-Q
period 2001-03-31
SYNAGRO TECHNOLOGIES INC
filed 2001-05-15
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001            Commission File Number 0-21054

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

                                Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


                 CLASS                      OUTSTANDING AT MAY 11, 2001
     -----------------------------          ---------------------------
     Common stock, par value $.002                  19,435,781

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX


                                                                         PAGE
                                                                         ----
   PART I  -- FINANCIAL INFORMATION

   Condensed Consolidated Balance Sheets as of March  31, 2001
      (Unaudited) and December 31, 2000 ...........................       3

   Condensed Consolidated Statements of Operations for the
      Three  Months Ended March  31, 2001 and 2000 (Unaudited) ....       4

   Condensed Consolidated Statements of Cash Flows for the
      Three  Months Ended March 31, 2001 and 2000 (Unaudited) .....       5

   Notes to Condensed Consolidated Financial Statements ...........       7

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations ............................      14

   PART II -- OTHER INFORMATION ...................................      19

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             MARCH 31,       DECEMBER 31,
                                                                                2001             2000
                                                                           -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents ...........................................   $   2,292,128    $   4,597,420
   Restricted cash .....................................................       2,750,020        2,085,039
   Accounts receivable, net ............................................      49,191,895       50,073,651
   Note receivable, current portion ....................................         188,903          188,903
   Prepaid expenses and other current assets ...........................      10,042,543       10,385,755
                                                                           -------------    -------------
      Total current assets .............................................      64,465,489       67,330,768

Property, machinery & equipment, net ...................................     198,488,053      198,466,357

Other assets:
   Goodwill, net .......................................................     168,269,969      166,698,921
   Notes receivable, long-term portion .................................          16,527           16,527
   Other, net ..........................................................      10,099,020       11,308,019
                                                                           -------------    -------------
Total assets ...........................................................   $ 441,339,058    $ 443,820,592
                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ...................................   $  13,029,042    $  11,450,380
   Notes payable to prior owners, current portion ......................         100,000          100,000
   Accounts payable and accrued expenses ...............................      43,369,324       41,676,473
                                                                           -------------    -------------
      Total current liabilities ........................................      56,498,366       53,226,853
Long-term liabilities:
   Long-term debt obligations ..........................................     268,084,511      273,482,224
   Notes payable to prior owners .......................................          50,000           75,000
   Other long-term liabilities .........................................       5,310,159          105,205
                                                                           -------------    -------------
      Total long-term liabilities ......................................     273,444,670      273,662,429

COMMITMENTS AND CONTINGENCIES

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share .........................      65,110,099       63,367,178
Stockholders' equity:
   Preferred stock, $.002 par value, 10,000,000 shares authorized,
      none issued and outstanding ......................................              --               --
   Common stock, $.002 par value, 100,000,000 shares authorized,
      19,435,781, shares and 19,435,781 issued and outstanding .........          38,872           38,872
   Additional paid in capital ..........................................     109,085,542      109,085,542
   Accumulated deficit .................................................     (59,532,943)     (55,560,282)
   Accumulated other comprehensive income ..............................      (3,305,548)              --
                                                                           -------------    -------------
      Total stockholders' equity .......................................      46,285,923       53,564,132
                                                                           -------------    -------------
Total liabilities and stockholders' equity .............................   $ 441,339,058    $ 443,820,592
                                                                           =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                   2001            2000
                                                                               ------------    ------------
Sales .......................................................................  $ 58,795,142    $ 18,666,426
Cost of services ............................................................    45,575,711      15,092,223
                                                                               ------------    ------------
Gross profit ................................................................    13,219,431       3,574,203
Selling, general and administrative expenses ................................     5,102,544       2,479,920
Amortization of goodwill ....................................................     1,132,648         622,514
                                                                               ------------    ------------
   Income from operations ...................................................     6,984,239         471,769
                                                                               ------------    ------------
Other (income) expense:
   Other income, net ........................................................        (6,270)         (4,258)
   Interest expense, net ....................................................     7,359,564       2,089,908
                                                                               ------------    ------------
      Total other expenses, net .............................................     7,353,294       2,085,650
                                                                               ------------    ------------
Loss before provision for income taxes ......................................      (369,055)     (1,613,881)
   Provision for income taxes ...............................................            --              --
                                                                               ------------    ------------
Net loss before preferred stock dividends,
   noncash beneficial conversion charge, and
   cumulative effect of change in accounting for
   derivatives ..............................................................      (369,055)     (1,613,881)
Preferred stock dividends ...................................................     1,742,921         359,426
Noncash beneficial conversion charge ........................................            --      22,138,343
Cumulative effect of change in accounting for derivatives ...................     1,860,685              --
                                                                               ------------    ------------
Net loss applicable to common stock .........................................  $ (3,972,661)   $(24,111,650)
                                                                               ============    ============
Basic and diluted loss per share:
   Net loss before preferred stock dividends,
      noncash beneficial conversion charge, and
      cumulative effect of change in accounting for
      derivatives ...........................................................  $       (.02)   $       (.09)
   Preferred stock dividends ................................................  $       (.09)   $       (.02)
                                                                               ------------    ------------
      Subtotal ..............................................................  $       (.11)   $       (.11)
   Noncash beneficial conversion charge .....................................  $         --    $      (1.17)
   Cumulative effect of change in accounting for derivatives ................  $       (.10)   $         --
                                                                               ------------    ------------
Net loss per common share ...................................................  $       (.21)   $      (1.28)
                                                                               ============    ============
Weighted average shares outstanding, basic ..................................    19,435,781      18,863,475
Weighted average shares outstanding, diluted ................................    19,435,781      18,863,475


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                       2001            2000
                                                                                   ------------    ------------
Cash flow from operating activities:
   Net loss before preferred stock dividends,
      noncash beneficial conversion charge, and
      cumulative effect of change in accounting
      for derivatives ..........................................................   $   (369,055)   $ (1,613,881)
   Adjustment to reconcile net loss before
      preferred stock dividends, noncash beneficial conversion charge, and cumulative effect of change in accounting for derivatives to net cash provided by (used in) operating activities:
        Depreciation ...........................................................      3,289,132         953,332
        Amortization ...........................................................      1,539,235         622,514
        Gain on sale of property, machinery and
          equipment ............................................................         (6,270)         (4,257)
        (Increase) decrease in the following, excluding the effects of acquisitions:
        Accounts receivable ....................................................        185,241       3,041,336
        Prepaid expenses and other assets ......................................        100,449         607,075
        Accounts payable and accrued expenses ..................................      1,665,316      (2,223,928)
                                                                                   ------------    ------------
   Net cash provided by operating activities ...................................      6,404,048       1,382,191
                                                                                   ------------    ------------
Cash flows from investing activities:
      Purchase of businesses, net of cash acquired .............................             --     (49,451,716)
      Purchases of property, machinery and equipment ...........................     (3,389,611)       (886,362)
      Proceeds from sale of property, machinery and
        equipment ..............................................................         60,050          19,026
      Other ....................................................................       (836,283)             49
                                                                                   ------------    ------------
Net cash used in investing activities ..........................................     (4,165,844)    (50,319,003)
                                                                                   ------------    ------------
Cash flows from financing activities:
      Proceeds from debt .......................................................             --      85,821,746
      Payments on debt .........................................................     (3,115,623)    (50,906,470)
      Debt issuance costs ......................................................        (34,464)     (6,509,618)
      Increase in restricted cash ..............................................     (1,393,409)       (547,630)
      Issuance of preferred stock, net of offering costs .......................             --      22,006,036
      Exercise of options and warrants .........................................             --         126,250
                                                                                   ------------    ------------
   Net cash provided by (used in) financing activities .........................     (4,543,496)     49,990,314
                                                                                   ------------    ------------
Net increase (decrease) in cash and cash equivalents ...........................     (2,305,292)      1,053,502
Cash and cash equivalents, beginning of period .................................      4,597,420         180,633
                                                                                   ------------    ------------
Cash and cash equivalents, end of period .......................................   $  2,292,128    $  1,234,135
                                                                                   ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                   (UNAUDITED)


                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                          -----------------------
                                             2001         2000
                                          ----------   ----------
Supplemental Cash Flow Information
Interest paid during the period .......   $5,458,523   $1,983,431
Taxes paid during the period ..........           --           --


                   NONCASH INVESTING AND FINANCING ACTIVITIES

During 2000, the Company issued an aggregate of 57,746.93 shares of Series C, Series D, and Series E Preferred Stock ("Preferred Stock) with an eight percent dividend and beneficial conversion feature. The Company recognized both the value of the dividend of $3,938,499 and the value of the beneficial conversion feature of $37,045,268 ($22,128,000 through March 31, 2000) as a preferred stock dividend and a noncash beneficial conversion charge, respectively.

During 2000, the Company issued an aggregate of 220,898 shares relating to cashless exercises of certain warrants and options pursuant to an exemption from registration under Rule 144 of the Securities Act.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

GENERAL

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc. ("Synagro" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2001, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K, as amended on April 30, 2001 for the year ended December 31, 2000.

The Company is engaged in the business of managing biosolids and other organic materials for beneficial reuse throughout the United States. The Company's services include, among other things, land application, compliance monitoring, cleanout services, facilities operations and maintenance, and the marketing of end products from the treatment of such materials.

ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133," Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that the Company recognize all derivative instruments as asset or liabilities in its balance sheet and measure them at their fair value. The statement also requires that changes in the fair value of derivatives be recognized in earnings unless specific hedge accounting criteria are met. The Company's derivatives consist of interest rate swap agreements and option agreements related to hedging requirements under its bank credit facility. The Company's option agreements do not qualify for hedge accounting under SFAS 133. Changes in the fair value of these derivatives will be recognized in earnings. The Company has determined the interest rate swap agreements qualify for hedge accounting and has designated these instruments as cash flow hedges of the Company's exposure to changes in variable interest rates. The noncash transition adjustment related to the adoption of this statement has been reflected as a "cumulative effect of change in accounting for derivatives" of approximately $1,861,000 charged to net income and approximately $2,058,000 charged to other comprehensive income included in stockholders' equity. The liability related to these derivatives of approximately $5,200,000 is reflected in other long-term liabilities at March 31, 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes financial instruments, which inherently have some degree of market risk due to interest rate fluctuations. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. The Company is not exposed to any other significant market risks, including commodity price risk or foreign currency exchange risk, from the use of derivative financial instruments. Management does not currently use derivative financial instruments for trading or to speculate on changes in commodity prices or foreign currency exchange rates.

(2)  ACQUISITIONS

2000 ACQUISITIONS

During 2000, the Company purchased Residual Technologies, Limited Partnership and its affiliates (collectively "RESTEC"), Ecosytematics, Inc., Davis Water Analysis, Inc., AKH Water Management, Inc., Rehbein, Inc, certain assets and contracts of Whiteford Construction Company, Environmental Protection & Improvement Company, Inc. ("EPIC"), and the Bio Gro Division of Waste Management, Inc. ("Bio Gro") (collectively, the "2000 Acquisitions"). The 2000 Acquisitions were accounted for using the purchase method of accounting. The preliminary allocation of the purchase prices, which is subject to final adjustment, resulted in approximately $108,532,000 of goodwill that is being amortized over 40 years. The assets acquired and liabilities assumed relating to the 2000 Acquisitions are summarized as follows:


      Common stock shares issued ..................            1,325,000
                                                         ===============
      Fair value of common stock issued ...........      $     5,471,000
      Cash paid including transaction costs,
           net of cash acquired ...................          242,317,000
      Less: Fair value of net tangible assets
           acquired ...............................          139,256,000
                                                         ---------------
      Goodwill ....................................      $   108,532,000
                                                         ===============


The following unaudited pro forma information for the periods set forth below gives effect to the 2000 Acquisitions as if they had occurred at the beginning of 2000. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of actual results, which might have occurred if the acquisitions had been made at the beginning of the periods presented.

                                                        THREE MONTHS ENDED
                                                          MARCH 31, 2000
                                                        ------------------
                                                           (UNAUDITED)
Net sales .............................................   $ 59,186,040
Net income (loss) before Preferred Stock Dividends ....     (1,601,762)
Net earnings (loss) applicable to Common Stock ........     (3,191,386)
Net earnings (loss) per share..........................
     Basic ............................................          (0.17)
     Diluted ..........................................          (0.17)


(3)  PREFERRED STOCK

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, which may be issued in one or more series or classes by the Board of Directors of the Company. Each such series or class shall have such powers, preferences, rights and restrictions as determined by resolution of the Board of Directors. Series A Junior Participating Preferred Stock will be issued upon exercise of the Stockholder Rights described below.

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

On January 27, 2000, the Company issued 17,358.824 shares of Series C Preferred Stock, par value $.002 per share, to GTCR Fund VII, L.P. and its affiliates for $17,358,824. On February 4, 2000, the Company issued 419.4 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $419,400. On March 24, 2000, the Company issued 225.000 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $225,000. On March 27, 2000, the Company issued 1,260.000 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $1,260,000. The proceeds were used primarily to fund the 2000 Acquisitions. The Company also issued warrants to GTCR Fund VII, L.P. for a nominal price in connection with the issuance of subordinated debt, which were immediately exercised for 272.058 shares of Series C Preferred Stock. During April 2000, all Series C Preferred Stock was converted to Series D Preferred Stock.

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

On January 27, 2000, the Company issued 2,641.176 shares of Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $2,641,176. The proceeds were used primarily to fund the 2000 Acquisitions. The Company also issued warrants to GTCR Fund VII, L.P. for a nominal price in connection with the issuance of subordinated debt, which were immediately exercised for 2,857.143 shares of Series D Preferred Stock.

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

On June 15, 2000, the Company issued 6,840 shares of Series E Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $6,840,000. The proceeds were used primarily to fund the acquisition of EPIC. The Company also issued warrants to GTCR Fund VII, L.P. for a nominal price in connection with the issuance of subordinated debt, which were immediately exercised for 1,400.00 shares of Series E Preferred Stock.

On August 14, 2000, the Company issued 25,768.744 shares of Series E Preferred Stock to GTCR Fund VII, L.P. and its affiliates, and 3,233.788 shares to TCW/Crescent Lenders. Additionally, the Company issued 2,589.635 and 229.88 warrants to GTCR Fund VII, L.P. and Affiliates, and TCW/Crescent Lenders, respectively, in connection with the issuance of the preferred stock; these were immediately converted into Series E Preferred Stock. The proceeds of approximately $29,003,000 were used to partially fund the Bio Gro acquisition.

NONCASH BENEFICIAL CONVERSION

The Series D and Series E Preferred Stock, including Series C Preferred Stock that were converted into Series D Preferred Stock (see above), the warrants issued in connection with the subordinated debt and warrants issued in connection with the issuance of Preferred Stock, which were exercised for Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, are convertible into shares of the Company's common stock at $2.50 per share. This conversion price of $2.50 was below the market price of the Company's common stock at the dates of issuance. Financial accounting rules require that the Company record a "noncash beneficial conversion charge" for the difference between the market price and the conversion price at the date of issuance of this preferred stock. Accordingly, during 2000, the Company recognized the value of this beneficial conversion feature of approximately $37,045,000 ($22,128,000 through March 31, 2000) as a noncash beneficial conversion charge at the dates of issuance. The value of such preferred stock dividend has no impact on the Company's cash flows, but reduces basic and diluted earnings applicable to holders of Common Stock. Additionally, future issuances of Series D and Series E Preferred Stock and warrants related to subordinated debt and issuance of Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as noncash beneficial conversion charges.

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

(5)  DEBT

Long-term debt obligations consist of the following:

                                                                                          MARCH 31,       DECEMBER 31,
                                                                                            2001             2000
                                                                                        -------------    -------------
Credit facility - acquisition and term loans ........................................   $ 182,527,777    $ 185,499,999
Subordinated debt ...................................................................      52,760,393       52,760,393
Maryland Energy Financing Administration Limited Obligation Solid
    Waste Disposal Revenue Bonds, 1996 series -
       Revenue bonds due 2001 to 2005 at stated interest rates of 5.45% to 5.85% ....      12,195,000       12,195,000
       Term revenue bond due 2010 at stated interest rate of 6.30% ..................      16,295,000       16,295,000
       Term revenue bond due 2016 at stated interest rate of 6.45% ..................      22,360,000       22,360,000
       Less:  Restricted cash .......................................................      (6,269,657)      (5,541,229)
Capital lease obligations ...........................................................         600,081          626,819
Other notes payable .................................................................         644,959          736,622
                                                                                        -------------    -------------
       Total debt, net of restricted cash ...........................................     281,113,553      284,932,604
Less:
    Current maturities ..............................................................      13,029,042       11,450,380
                                                                                        -------------    -------------
       Long-term debt, net of current maturities ....................................   $ 268,084,511    $ 273,482,224
                                                                                        =============    =============

CREDIT FACILITY

On January 27, 2000, the Company entered into a $110 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt, to fund capital expenditures and other general corporate purposes. The Senior Credit Agreement bears interest at LIBOR or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement. The Senior Credit Agreement was subsequently syndicated on March 15, 2000, to a banking group, and the capacity was increased to $120 million. The Senior Credit Agreement was amended and resyndicated on August 14, 2000, to a banking group, and the capacity was increased to $230 million. The loan commitments under the Senior Credit Agreement are as follows:

     (i.)   Revolving Loans up to $30,000,000 outstanding at any one time;

     (ii.) Term A Loans (which, once repaid, may not be reborrowed) of $50,000,000;

     (iii.) Term B Loans (which, once repaid, may not be reborrowed) of $100,000,000;

     (iv.) Acquisition Loans up to $50,000,000 outstanding at any one time available on a revolving basis prior to August 14, 2001, provided that certain approvals are obtained and certain financial ratios are met; and

     (v.) Letters of credit issuable by the Company up to $20,000,000 as a subset of the Revolving Loans. At March 31, 2001, the Company had approximately $1,426,000 of letters of credit outstanding.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

Period Ending December 31,

                  REVOLVING    TERM A    TERM B    ACQUISITION
                    LOANS       LOANS    LOANS        LOANS
                  ---------    ------    ------    ------------
2000 ..........          --      5.00%      .50%              0%
2001 ..........          --     15.00%     1.00%              0%
2002 ..........          --     22.50%     1.00%           5.00%
2003 ..........          --     17.50%     1.00%           6.67%
2004 ..........          --     20.00%     1.00%          11.67%
2005 ..........      100.00%    20.00%     1.00%          76.66%
2006 ..........          --        --     94.50%             --
                  ---------    ------    ------    ------------
                     100.00%   100.00%   100.00%         100.00%
                  =========    ======    ======    ============




The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it is in compliance with those covenants as of March 31, 2001. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of March 31, 2001, the Company has borrowed approximately $182,528,000 ($45,024,000 of Term A Loans, $96,618,000 of Term B Loans, and $40,886,000 of Acquisition Loans), which was primarily used to refinance existing debt, partially fund the 2000 Acquisitions, and to retire bonds acquired in the RESTEC purchase. As of March 31, 2001, and May 11, 2001, the Company has approximately $38,000,000 and $30,200,000, respectively, of unused borrowings under the Senior Credit Agreement, of which $17,826,000 and $10,026,000, respectively, is available for borrowing based on the maximum senior debt to cash flow ratio included in the Senior Credit Agreement.

SUBORDINATED DEBT

On January 27, 2000, the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The agreement was amended on August 14, 2000, allowing, among other things, for GTCR Capital to syndicate a portion of the commitment. The loans bear interest at an annual rate of 12 percent paid quarterly and provide warrants that are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of March 31, 2001, the Company has borrowed approximately $52,760,000 of indebtedness under the terms of the agreement, which was used to partially fund the 2000 Acquisitions. Warrants to acquire 9,225.839 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised.

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

Restricted cash represents monies held by First Union National Bank (the "Trustee") for the loan agreement between the Maryland Energy Financing Administration and SBI. As a requirement of the loan agreement, SBI must meet the requirements stipulated per the agreement dated June 1, 1996. The loan, based on the terms of the related indenture, requires that certain monies be placed in restricted fund accounts to be used for various designated purposes (i.e., debt service reserve funds, bond funds, etc.). The debt service reserve fund has been presented net of long-term debt in the March 31, 2001, balance sheet. Monies in the funds will remain restricted until such time as the related loan matures or is paid off, whichever occurs first. SBI was in compliance with the reserve requirements as of March 31, 2001.

At March 31, 2001, the Project Revenue Bonds were collateralized by property, plant and equipment with a net book value of approximately $61,696,000 and restricted cash of approximately $9,020,000, of which approximately $6,270,000 is netted against long-term debt and the difference is shown as restricted cash.

INTEREST RATE RISK

Total debt at March 31, 2001, and May 11, 2001, included approximately $182,528,000 and $190,328,000, respectively, in floating rate debt attributed to the bank credit facility borrowings at an average interest rate of 7.91 percent. As a result, the Company's annual interest cost in 2001 will fluctuate based on short-term interest rates. The Company has entered into interest rate swap agreements establishing a maximum fixed Libor rate on $96,000,000 of floating rate debt at an average interest rate of 6.45 percent and separate option agreements in order to manage risk and reduce exposure to interest rate fluctuations as required under the Company's bank credit facility. The Company has designated its interest rate swap agreements as effective cash flow hedges. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $410,000 after taking into consideration the hedge agreement.

(6) COMMITMENTS AND CONTINGENCIES

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

The Company filed a suit on November 1, 1999, (the "Texas Suit") seeking injunctive relief, actual and exemplary damages, and attorneys' fees against Azurix for violations of the standstill agreement and certain confidentiality agreements governing Azurix's ability to use confidential and proprietary information provided to Azurix by the Company. On May 9, 2000, the Company filed a First Amended Petition in which the Company seeks monetary damages, attorneys' fees and costs of court against Azurix for breaches of the subscription agreement and certain confidentiality and standstill agreements. Trial in the Texas Suit is scheduled to begin in September 2001.

Azurix filed a suit on October 29, 1999, (the "Delaware Suit") seeking injunctive relief, declaratory relief relating to Azurix's obligations under the standstill agreement and the stock subscription agreement entered into between the Company and Azurix, and attorneys' and experts' fees. The Company believes Azurix filed the Delaware Suit in an attempt to have the Company's dispute with Azurix tried in Delaware (nonjury) rather than in Texas (jury). The Company subsequently filed a motion with the Delaware Court to dismiss or stay the Delaware Suit pending the resolution of the Texas Suit, which was granted in part by a decision of the Delaware Court, on February 3, 2000, to stay the Delaware Suit. Azurix's efforts to appeal the Delaware Court's ruling have been denied. On August 4, 2000, Azurix filed a First Amended Answer and Counterclaim in the Texas Suit asserting allegations of fraud, breaches of contract, and tortious interference and seeking money damages, exemplary damages, attorneys' fees and costs of court.

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

No trial date has been set at this time and discovery is still ongoing. If the site is closed, the Company may incur additional costs related to contractual agreements and site closure. Additionally, goodwill and certain assets may be impaired. Total goodwill associated with the operations is approximately $14,128,000 at March 31, 2001. The financial impact associated with a site closure cannot be reasonably estimated at this time. Although the Company feels that its case is meritorious, the ultimate outcome cannot be determined at this time.

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

(7) COMPREHENSIVE INCOME

The Company's comprehensive income for the three months ended March 31, 2001 and 2000, is summarized as follows:

                                                                          2001            2000
                                                                      ------------    ------------
Net loss applicable to common stock ...............................   $ (3,972,661)   $(24,111,650)
Other comprehensive income (loss)
    Cumulative effect of change in accounting for derivatives .....     (2,058,208)             --
    Change in fair value of derivatives ...........................     (1,170,526)             --
    Reclassification adjustment to earnings .......................        (76,814)             --
                                                                      ------------    ------------
       Subtotal ...................................................     (3,305,548)             --
                                                                      ------------    ------------
Comprehensive income (loss) .......................................   $ (7,278,209)   $(24,111,650)
                                                                      ============    ============


(8) EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per share ("EPS") are computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income before preferred stock dividends by the total of the weighted average number of common shares outstanding for the period, the weighted average number of shares of common stock that would be issued assuming conversion of the Company's preferred stock, and other common stock equivalents for options and warrants outstanding determined using the treasury stock method. Basic and diluted EPS are the same and the diluted shares used in computing diluted EPS excludes shares assuming conversion of the Company's preferred stock and common stock equivalents for options and warrants outstanding determined using the treasury stock method totaling 29,135,136 and 7,514,876 for the three months ended March 31, 2001 and 2000, respectively, because diluted earnings per share was less dilutive than basic earnings per share ("antidilutive").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical and pro forma combined financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K, as amended for the year ended December 31, 2000. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The Company is a national provider of residuals management services. The Company currently performs services for municipalities, local agencies and private industry and has historically engaged in acquisitions as part of its growth strategy. The timing and magnitude of acquisitions and assimilation costs may materially affect future operating results. Accordingly, the operating results for any period may not necessarily be indicative of the results that may be achieved for any subsequent period.

HISTORICAL RESULTS AND OPERATIONS

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                      2001            2000
                                                                  ------------    ------------
Sales .........................................................   $ 58,795,142    $ 18,666,426
Cost of services ..............................................     45,575,711      15,092,223
                                                                  ------------    ------------
Gross profit ..................................................     13,219,431       3,574,203

Selling, general and administrative expenses ..................      5,102,544       2,479,920
Amortization of goodwill ......................................      1,132,648         622,514
                                                                  ------------    ------------
    Income from operations ....................................      6,984,239         471,769
                                                                  ------------    ------------
Other (income) expense:
    Other income, net .........................................         (6,270)         (4,258)
    Interest expense, net .....................................      7,359,564       2,089,908
                                                                  ------------    ------------
       Total other expenses, net ..............................      7,353,294       2,085,650
                                                                  ------------    ------------
Income (loss) before provision for income taxes ...............       (369,055)     (1,613,881)
     Provision for income taxes ...............................             --              --
                                                                  ------------    ------------
Net income (loss) before preferred stock dividend,
    noncash beneficial conversion charge, and
    cumulative effect of change in accounting for
    derivatives ...............................................       (369,055)     (1,613,881)
Preferred stock dividend ......................................      1,742,921         359,426
Noncash beneficial conversion charge ..........................             --      22,138,343
Cumulative effect of change in accounting for derivatives .....      1,860,685              --
                                                                  ------------    ------------
Net income (loss) applicable to common stock ..................   $ (3,972,661)   $(24,111,650)
                                                                  ============    ============


For the three months ended March 31, 2001, net sales were approximately $58,795,000 compared to approximately $18,666,000 for the three months ended March 31, 2000, representing an increase of approximately $40,129,000 or 215 percent. The increase for the three months ended March 31, 2001, relates primarily to the full-year impact of acquisitions that closed throughout fiscal 2000.

Cost of services and gross profit for the three months ended March 31, 2001, were approximately $45,576,000 and approximately $13,219,000, respectively, compared with approximately $15,092,000 and approximately $3,574,000, respectively, for the three months ended March 31, 2000, resulting in gross profit as a percentage of sales increasing to 22.5 percent in 2001 from 19.1 percent in 2000. The increase in gross profit for the three months ended March 31, 2001, relates to the 2000 Acquisitions. The gross profit percent increase relates to the addition of higher margin facilities operations and management services resulting from certain acquisitions completed in 2000.

Selling, general and administrative expenses were approximately $5,103,000 for the three months ended March 31, 2001, compared to approximately $2,480,000 for the three months ended March 31, 2000, representing an increase of approximately $2,623,000. The increase for the three months ended March 31, 2001, relates primarily to the full-year impact of acquisitions that closed throughout fiscal 2000. Selling, general and administrative costs decreased from 13.3 percent of sales to 8.7 percent of sales due to cost reductions resulting from integration of certain acquired operations and leverage of certain fixed administrative costs over significantly higher sales.

Amortization of goodwill was approximately $1,133,000 for the three months ended March 31, 2001, compared to approximately $623,000 for the three months ended March 31, 2000, representing an increase of approximately $510,000. The increase relates to additional goodwill resulting from the 2000 Acquisitions.

Other expenses, net were approximately $7,353,000 for the three months ended March 31, 2001, compared to approximately $2,086,000 for the three months ended March 31, 2001, representing an increase of approximately $5,267,000. The increase relates to interest expense associated with the debt incurred to fund the 2000 Acquisitions.

As a result of the foregoing, net loss (before preferred stock dividends and change in accounting for derivatives) of approximately $369,000, or $0.02 loss per share, was reported for the three months ended March 31, 2001, compared to a net loss of approximately $1,614,000 before preferred stock dividends, noncash conversion charge and change in accounting for derivatives, or $0.09 loss per share, for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations principally through the sale of equity and debt securities, a credit facility and through funds provided by operating activities.

During 2000, the Company completed the 2000 Acquisitions for aggregate consideration of approximately $242,317,000. The transactions were accounted for using the purchase method of accounting. The preliminary allocation of purchase prices resulted in approximately $108,532,000 of goodwill that is being amortized over 40 years.

The Company purchased capital assets during the three months ended March 31, 2001, in the amount of approximately $3,390,000 and sold capital assets with proceeds totaling approximately $60,050.

As of March 31, 2001, the Company had current maturities on long-term debt of approximately $13,129,000, as compared to approximately $11,550,380 at December 31, 2000. The Company's total long-term debt was approximately $281,264,000 at March 31, 2001, reflecting a decrease of approximately $3,844,000 over December 31, 2000. This decrease is due primarily to principal payments made on the Bank of America facility on March 31, 2001.

On January 27, 2000, the Company entered into a $110 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt to fund capital expenditures and other general corporate purposes. The Senior Credit Agreement bears interest at LIBOR or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement. The Senior Credit Agreement was subsequently syndicated on March 15, 2000, to a banking group, and the capacity was increased to $120 million. The Senior Credit Agreement was amended and resyndicated on August 14, 2000, to a banking group, and the capacity was increased to $230 million. The loan commitments under the Senior Credit Agreement are as follows:

         (i.)    Revolving Loans up to $30,000,000 outstanding at any one time;

         (ii.) Term A Loans (which, once repaid, may not be reborrowed) of $50,000,000;

         (iii.) Term B Loans (which, once repaid, may not be reborrowed) of $100,000,000;

         (iv.) Acquisition Loans up to $50,000,000 outstanding at any one time available on a revolving basis prior to August 14, 2001, provided that certain approvals are obtained and certain financial ratios are met; and

         (v.) Letters of credit issuable by the Company up to $20,000,000 as a subset of the Revolving Loans. At May 11, 2001, the Company had approximately $1,576,000 letters of credit outstanding.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                    REVOLVING    TERM A    TERM B    ACQUISITION
                                     LOANS        LOANS     LOANS       LOANS
                                    ---------    ------    ------    -----------
Period Ending December 31,
2000 ............................          --      5.00%      .50%             0%
2001 ............................          --     15.00%     1.00%             0%
2002 ............................          --     22.50%     1.00%          5.00%
2003 ............................          --     17.50%     1.00%          6.67%
2004 ............................          --     20.00%     1.00%         11.67%
2005 ............................      100.00%    20.00%     1.00%         76.66%
2006 ............................          --        --     94.50%            --
                                    ---------    ------    ------    -----------
                                       100.00%   100.00%   100.00%        100.00%
                                    =========    ======    ======    ===========

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it is in compliance with those covenants. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of March 31, 2001, the Company has borrowed approximately $182,528,000 ($45,024,000 of Term A Loans, $96,618,000 of
Term B Loans, and $ 40,886,000 of Acquisition Loans), which was primarily used to refinance existing debt, partially fund the 2000 Acquisitions, and defease bonds acquired in the RESTEC purchase. As of March 31, 2001 and May 11, 2001, the Company has approximately $38,000,000 and $30,200,000, respectively, of unused borrowings under the Senior Credit Agreement, of which $17,826,000 and $10,026,000, respectively, is available for borrowing based on the maximum senior debt to cash flow ratio included in the Senior Credit Agreement.

On January 27, 2000, the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The agreement was amended on August 14, 2000, allowing, among other things, for GTCR Capital to syndicate a portion of the commitment. The loans bear interest at an annual rate of 12 percent paid quarterly and provide warrants that are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of May 11, 2001, the Company has borrowed approximately $52,760,000 of indebtedness under the terms of the agreement, which was used to partially fund the 2000 Acquisitions. Warrants to acquire 9,225.839 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised.

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

At March 31, 2001, the Project Revenue Bonds were collateralized by property, plant and equipment with a net book value of approximately $61,696,000 and restricted cash of approximately $9,020,000.

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

Restricted cash represents monies held by First Union National Bank (the "Trustee)" for the loan agreement between the Maryland Energy Financing Administration and SBI. As a requirement of the loan agreement, SBI must meet the requirements stipulated per the agreement dated June 1, 1996. The loan, based on the terms of the related indenture, requires that certain monies be placed in restricted fund accounts to be used for various designated purposes (i.e., debt service reserve funds, bond funds, etc.). The debt service reserve fund has been presented net of debt in the accompanying balance sheets. Monies in the funds will remain restricted until such time as the related loan matures or is paid off, whichever occurs first. SBI was in compliance with the reserve requirements as of March 31, 2001.

At March 31, 2001, the Company had working capital of approximately $7,967,000. Accounts receivable, prepaid expenses and other current assets decreased by approximately $882,000 during the three months ended March 31, 2001, primarily due to a reduction in prepaid insurance and reduced accounts receivable due to seasonality. The Company evaluates the collectibility of its receivables based on a specific account-by-account review. The Company had allowances of approximately $2,101,000 at March 31, 2001. Accounts payable and accrued expenses increased by approximately $1,693,000 during the three months ended March 31, 2001, primarily as a result of additional accrued interest. The Company believes its cash requirements for 2001 can be met with existing cash, cash flows from operations and its borrowing availability under the Senior Credit Agreement.

The Company has undergone significant restructuring throughout the last three years, including changes in senior management and refinancing of its indebtedness. As a result of these changes, management believes the Company is better positioned to respond to opportunities in the residuals market.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes financial instruments, which inherently have some degree of market risk due to interest rate fluctuations. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. The Company is not exposed to any other significant market risks, including commodity price risk or foreign currency exchange risk, from the use of derivative financial instruments. Management does not currently use derivative financial instruments for trading or to speculate on changes in commodity prices or foreign currency exchange rates.

INTEREST RATE RISK

Total debt at March 31, 2001, and May 11, 2001, included approximately $182,528,000 and $190,328,000, respectively, in floating rate debt attributed to the bank credit facility borrowings at an average interest rate of 7.91 percent. As a result, the Company's annual interest cost in 2001 will fluctuate based on short-term interest rates. The Company has entered into interest rate swap agreements establishing a maximum fixed LIBOR rate on $96,000,000 of floating rate debt at an average interest rate of 6.45 percent and separate option agreements in order to manage risk and reduce exposure to interest rate fluctuations as required under the Company's bank credit facility. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $410,000 after taking into consideration the hedge agreement.

At May 11, 2001, the Company's fixed rate debt had a book value and fair market value of approximately $99,464,000.

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

The Company filed a suit on November 1, 1999, (the "Texas Suit") seeking injunctive relief, actual and exemplary damages, and attorneys' fees against Azurix for violations of the standstill agreement and certain confidentiality agreements governing Azurix's ability to use confidential and proprietary information provided to Azurix by the Company. On May 9, 2000, the Company filed a First Amended Petition in which the Company seeks monetary damages, attorneys' fees and costs of court against Azurix for breaches of the subscription agreement and certain confidentiality and standstill agreements. Trial in the Texas Suit is scheduled to begin in September 2001.

Azurix filed a suit on October 29, 1999, (the "Delaware Suit") seeking injunctive relief, declaratory relief relating to Azurix's obligations under the standstill agreement and the stock subscription agreement entered into between the Company and Azurix, and attorneys' and experts' fees. The Company believes Azurix filed the Delaware Suit in an attempt to have the Company's dispute with Azurix tried in Delaware (nonjury) rather than in Texas (jury). The Company subsequently filed a motion with the Delaware Court to dismiss or stay the Delaware Suit pending the resolution of the Texas Suit, which was granted in part by a decision of the Delaware Court, on February 3, 2000, to stay the Delaware Suit. Azurix's efforts to appeal the Delaware Court's ruling have been denied. On August 4, 2000, Azurix filed a First Amended Answer and Counterclaim in the Texas Suit asserting allegations of fraud, breaches of contract, and tortious interference and seeking money damages, exemplary damages, attorneys' fees and costs of court.

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

No trial date has been set at this time and discovery is still ongoing. If the site is closed, the Company may incur additional costs related to contractual agreements and site closure. Additionally, goodwill and certain assets may be impaired. Total goodwill associated with the operations is approximately $14,128,000 at March 31, 2001. The financial impact associated with a site closure cannot be reasonably estimated at this time. Although the Company feels that its case is meritorious, the ultimate outcome cannot be determined at this time.

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

    SYNAGRO TECHNOLOGIES, INC.

    Date:   May 11, 2001                    By:      /s/ Ross M. Patten
                                                --------------------------------
                                                     Chief Executive Officer

    Date:   May 11, 2001                    By:      /s/ Paul Withrow
                                                --------------------------------
                                                     Chief Financial Officer

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                          DESCRIPTION
    -------                                         -----------
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

      4.5     Registration Rights Agreement dated as of March 31, 1998, among the Company, Environmental Opportunities
              Fund, L.P., Environmental Fund (Cayman), L.P. and other purchasers of the Company's Series B Preferred
              Stock as listed on Exhibit A thereto. (Exhibit 4.5 to the Company's Annual Report on Form 10-K for the
              year ended 1997, is incorporated herein by reference.)

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

      4.9     Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Synagro
              Technologies, Inc. (Exhibit 2.3 to the Company's Current Report on Form 8-K, dated June 30, 2000, is herein incorporated by reference.)

      4.10    Amended and Restated Warrant Agreement, dated August 14, 2000, by and between Synagro Technologies, Inc.
              and GTCR Capital Partners, L.P. (Exhibit 2.6 to the Company's Current Report on Form 8-K, dated August
              28, 2000, is herein incorporated by reference.)

      4.11    TCW/Crescent Warrant Agreement dated August 14, 2000, by and among Synagro Technologies, Inc. and
              TCW/Crescent Mezzanine partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust,
              L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged Income Trust IV, L.P. (Exhibit 2.5 to the
              Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

      4.12    Form of Stock Purchase Warrant (Exhibit 2.7 to the Company's Current Report on Form 8-K, dated August
              28, 2000, is herein incorporated by reference.)

      4.13    Amended and Restated Registration Agreement dated August 14, 2000, by and between Synagro Technologies,
              Inc., GTCR Fund VII. L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine
              Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged
              Income Trust II, L.P., and TCW Leverage Income Trust IV, L.P. (Exhibit 2.8 to the Company's Current
              Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

      4.14    Stockholders Agreement dated August 14, 2000, by and between Synagro Technologies Inc., GTCR Fund VII,
              L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners II, L.P.,
              TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P.,
              and TCW Leveraged Income Trust IV, L.P. (Exhibit 2.9 to the Company's Current Report on Form 8-K, dated
              August 28, 2000, is herein incorporated by reference.)

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

      10.4    Amended and Restated Credit Agreement dated January 27, 2000, by and among Synagro Technologies, Inc.,
              Bank of America, N.A., Canadian Imperial Bank of Commerce, and certain other lenders. (Exhibit 2.4 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

      10.5    Agreement and Plan of Merger dated October 20, 1999, by and among Synagro Technologies, Inc., RESTEC
              Acquisition Corp., New England Treatment Company Inc., Paul A. Toretta, Frances A. Guerrera, Frances A.
              Guerrera, as executrix of the Estate of Richard J. Guerrera, and Frances A. Guerrera and Robert Dionne,
              as Co-Trustee of the Richard J. Guerrera Revocable Trust under Agreement dated November 2, 1998, as amended by that certain Letter Amendment dated January 7, 2000, and that certain Second Amendment to
              Agreement and Plan of Merger dated January 26, 2000. (Exhibit 2.1, 2.3 and 2.4 to the Company's Current
              Report on Form 8-K, dated February 11, 2000, are herein incorporated by reference.)

      10.6    Purchase and Sale Agreement dated October 20, 1999, by and among Synagro Technologies, Inc., Paul A.
              Toretta, Eileen Toretta, as Trustee of the Paul A. Toretta 1998 Grant, Frances A. Guerrera, Frances A.
              Guerrera, as executrix of the Estate of Richard J. Guerrera, and Frances A. Guerrera and Robert Dionne,
              as Co-Trustees of the Richard J. Guerrera Revocable Trust under Agreement dated November 2, 1998, as amended by that certain Letter Amendment dated January 7, 2000, and that certain Second Amendment to
              Purchase and Sale Agreement and dated January 26, 2000. (Exhibit 2.2, 2.3 and 2.5 to the Company's
              Current Report on Form 8-K, dated February 11, 2000, are herein incorporated by reference.)

      10.7    Stock Purchase Agreement dated October 20, 1999, by and among Synagro Technologies, Inc., Christopher J.
              Schrader and Kathleen Schrader. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February
              22, 2000, is herein incorporated by reference.)


      10.8    Asset Purchase Agreement dated October 26, 1999, by and between Synagro Technologies, Inc. and Whiteford
              Construction Co., Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 10, 2000, is herein incorporated by reference.)

      10.9    Amendment No. 1 to the Asset Purchase Agreement dated March 24, 2000, by and between Synagro
              Technologies, Inc. and Whiteford Construction Co., Inc. (Exhibit 2.2 to the Company's Current Report on
              Form 8-K, dated April 10, 2000, is herein incorporated by reference.)

      10.10   Stock Purchase Agreement dated October 26, 1999, by and among Synagro Technologies, Inc., Gerald L.
              Rehbein and Gordon W. Rehbein. (Exhibit 2.3 to the Company's Current Report on Form 8-K, dated April 10,
              2000, is herein incorporated by reference.)

      10.11   Amendment No. 2 to the Stock Purchase Agreement dated March 27, 2000, by and among Synagro Technologies,
              Inc., Gerald L. Rehbein and Gordon W. Rehbein. (Exhibit 2.5 to the Company's Current Report on Form 8-K,
              dated April 10, 2000, is herein incorporated by reference.)

      10.12   Earnout Agreement dated March 27, 2000, by and among Synagro Technologies, Inc., Gerald L. Rehbein and
              Gordon W. Rehbein. (Exhibit 2.6 to the Company's Current Report on Form 8-K, dated April 10, 2000, is herein incorporated by reference.)

      10.13   Stock Purchase Agreement dated March 31, 2000, by and between Synagro Technologies, Inc. and Compost
              America Holding Company, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated June 30,
              2000, is incorporated herein by reference.)

      10.14   Earnout Agreement dated June 15, 2000, by and among Synagro Technologies, Inc. and Compost America
              Holding Company, Inc. (Exhibit 2.2 to the Company's Current Report on Form 8-K, dated June 30, 2000, is incorporated herein by reference.)

      10.15   Purchase Agreement dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Fund VII,
              L.P. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

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

      10.18   Amended and Restated Monitoring Agreement dated August 14, 2000, by and between Synagro Technologies,
              Inc., GTCR Golder Rauner, L.L.C., and TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine
              Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged
              Income Trust IV, L.P. (Exhibit 2.12 to the Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

      10.19   First Amendment to Senior Subordinated Loan Agreement dated March 6, 2000, by and among Synagro
              Technologies, Inc., Bank of America, N.A., Canadian Imperial Bank of Commerce, and various financial institutions.

      10.20   Employment Agreement dated February 19, 1999, by and between Synagro Technologies, Inc. and Ross M.
              Patten. (Exhibit 10.20 to the Company's Current Report on Form 10-K/A, dated April 30, 2001, is herein incorporated by reference.)

      10.21   Employment Agreement dated February 19, 1999, by and between Synagro Technologies, Inc. and Mark A.
              Rome. (Exhibit 10.21 to the Company's Current Report on Form 10-K/A, dated April 30, 2001, is herein incorporated by reference.)


      10.22   Employment Agreement dated February 19, 1999, by and between Synagro Technologies, Inc. and Alvin L.
              Thomas II. (Exhibit 10.22 to the Company's Current Report on Form 10-K/A, dated April 30, 2001, is herein incorporated by reference.)

      10.23   Employment Agreement dated May 10, 1999, by and between Synagro Technologies, Inc. and J. Paul Withrow.
              (Exhibit 2.11 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

      10.24   Employment Agreement dated August 11, 2000, by and between Synagro Technologies, Inc. and Mark A.
              Weidman. (Exhibit 10.24 to the Company's Current Report on Form 10-K/A, dated April 30, 2001, is herein incorporated by reference.)

      10.25   Amendment Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc.
              and Ross M. Patten. (Exhibit 2.8 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

      10.26   Amendment Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc.
              and Mark A. Rome. (Exhibit 2.9 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

      10.27   Amendment Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc.
              and Alvin L. Thomas, II. (Exhibit 2.10 to the Company's Current Report on Form 8-K, dated February 17,
              2000, is herein incorporated by reference.)

      10.28   Amendment Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc.
              and J. Paul Withrow. (Exhibit 2.12 to the Company's Current Report on Form 8-K, dated February 17, 2000, is herein incorporated by reference.)

      10.29   2000 Stock Option Plan dated October 31, 2000. (Exhibit A to the Company's Proxy Statement on Schedule
              14A for Annual Meeting of Stockholders, dated September 28, 2000, is herein incorporated by reference.)