Form 10-Q
period 2001-06-30
SYNAGRO TECHNOLOGIES INC
filed 2001-08-13
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001      Commission File Number 0-21054

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

                             Yes  [X]          No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                   CLASS                      OUTSTANDING AT JULY 25, 2001
                   -----                      ----------------------------
        Common stock, par value $.002                 19,462,880

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

                                                                          PAGE
                                                                          ----
    PART I -- FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets as of June 30, 2001,
       (Unaudited) and December 31, 2000 ...........................       3

    Condensed Consolidated Statements of Operations for the
       Three  and Six Months Ended June 30, 2001 and 2000 (Unaudited)      4

    Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 2001 and 2000 (Unaudited) .........       5

    Notes to Condensed Consolidated Financial Statements ...........       7

    Management's Discussion and Analysis of Financial

    Condition and Results of Operations ............................      14

    PART II -- OTHER INFORMATION ...................................      20

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        JUNE 30,          DECEMBER 31,
                                                                                         2001                 2000
                                                                                    --------------       --------------
ASSETS
Current assets:
   Cash and cash equivalents ...............................................        $      442,656       $    4,597,420
   Restricted cash .........................................................             1,216,370            2,085,039
   Accounts receivable, net ................................................            48,226,253           50,073,651
   Note receivable, current portion ........................................               177,903              188,903
   Prepaid expenses and other current assets ...............................            10,455,212           10,385,755
                                                                                    --------------       --------------
      Total current assets .................................................            60,518,394           67,330,768

Property, machinery & equipment, net .......................................           197,586,372          198,466,357

Other assets:
   Goodwill, net ...........................................................           167,560,299          166,698,921
   Notes receivable, long-term portion .....................................                16,527               16,527
   Other, net ..............................................................            10,079,388           11,308,019
                                                                                    --------------       --------------
Total assets ...............................................................        $  435,760,980       $  443,820,592
                                                                                    ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt .......................................        $   13,929,398       $   11,450,380
   Accounts payable and accrued expenses ...................................            40,866,850           41,776,473
                                                                                    --------------       --------------
      Total current liabilities ............................................            54,796,248           53,226,853
Long-term liabilities:
   Long-term debt obligations, net .........................................           258,184,138          273,482,224
   Other long-term liabilities .............................................             7,055,848              180,205

COMMITMENTS AND CONTINGENCIES

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share .............................            66,769,365           63,367,178

Stockholders' equity:
   Preferred stock, $.002 par value, 10,000,000 shares authorized,
      none issued and outstanding ..........................................                    --                   --
   Common stock, $.002 par value, 100,000,000 shares authorized,
      19,462,880 and 19,435,781 shares outstanding .........................                38,927               38,872
   Additional paid in capital ..............................................           109,139,687          109,085,542
   Accumulated deficit .....................................................           (56,090,275)         (55,560,282)
   Accumulated other comprehensive income ..................................            (4,132,958)                  --
                                                                                    --------------       --------------
      Total stockholders' equity ...........................................            48,955,381           53,564,132
                                                                                    --------------       --------------
Total liabilities and stockholders' equity .................................        $  435,760,980       $  443,820,592
                                                                                    ==============       ==============


   The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                         2001            2000            2001            2000
                                                                     ------------    ------------    ------------    ------------
Sales ..........................................................     $ 65,800,156    $ 27,768,428    $124,595,298    $ 46,434,854
Cost of services ...............................................       47,340,024      19,510,737      92,915,735      34,602,960
                                                                     ------------    ------------    ------------    ------------
Gross profit ...................................................       18,460,132       8,257,691      31,679,563      11,831,894

Selling, general and administrative expenses ...................        4,977,487       2,537,462      10,080,031       5,017,382
Amortization of goodwill .......................................        1,150,105         815,621       2,282,753       1,438,135
                                                                     ------------    ------------    ------------    ------------
   Income from operations ......................................       12,332,540       4,904,608      19,316,779       5,376,377
                                                                     ------------    ------------    ------------    ------------
Other (income) expense:
   Other (income) expense, net .................................          (55,619)         17,862         (61,889)         13,604
   Interest expense, net .......................................        7,102,351       2,927,622      14,461,915       5,017,530
                                                                     ------------    ------------    ------------    ------------
       Total other expenses, net ...............................        7,046,732       2,945,484      14,400,026       5,031,134
                                                                     ------------    ------------    ------------    ------------
Income before provision for income taxes .......................        5,285,808       1,959,124       4,916,753         345,243
     Provision for income taxes ................................               --              --              --              --
                                                                     ------------    ------------    ------------    ------------
Net income before preferred stock dividends,
   noncash beneficial conversion charge, and
   cumulative effect of change in accounting for
   derivatives .................................................        5,285,808       1,959,124       4,916,753         345,243
Preferred stock dividends ......................................        1,843,140         591,708       3,586,061         951,134
Noncash beneficial conversion charge ...........................               --       3,505,537              --      25,643,879
Cumulative effect of change in accounting for derivatives ......               --              --       1,860,685              --
                                                                     ------------    ------------    ------------    ------------
Net income (loss) applicable to common stock ...................     $  3,442,668    $ (2,138,121)   $   (529,993)   $(26,249,770)
                                                                     ============    ============    ============    ============

Earnings per share:
   Net income before preferred stock dividends,
        noncash beneficial conversion
       charge, and cumulative effect of change in accounting for
       derivatives .............................................     $       0.27    $       0.10    $       0.25    $       0.02
   Preferred stock dividends ...................................            (0.09)          (0.03)          (0.18)          (0.05)
                                                                     ------------    ------------    ------------    ------------
       Subtotal ................................................             0.18            0.07            0.07           (0.03)
   Noncash beneficial conversion charge ........................               --           (0.18)             --           (1.34)
   Cumulative effect of change in accounting for derivatives ...               --              --           (0.10)             --
                                                                     ------------    ------------    ------------    ------------
Net income (loss) per common share, basic ......................     $       0.18    $      (0.11)   $      (0.03)   $      (1.37)
                                                                     ============    ============    ============    ============

Net income (loss) per common share, diluted ....................     $       0.11    $      (0.11)   $      (0.03)   $      (1.37)
                                                                     ============    ============    ============    ============

Weighted average shares outstanding, basic .....................       19,443,781      19,424,193      19,439,803      19,143,834
Weighted average shares outstanding, diluted ...................       49,450,137      19,424,193      19,439,803      19,143,834


  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                        2001                  2000
                                                                                    -------------        --------------
Cash flows from operating activities:
   Net income before preferred stock dividends,
      noncash beneficial conversion charge, and
      cumulative effect of change in accounting
      for derivatives ......................................................        $   4,916,753        $      345,243
   Adjustment to reconcile net income before
      preferred stock dividends, noncash beneficial conversion charge, and cumulative effect of change in accounting for derivatives to net cash provided by operating activities:
        Depreciation........................................................            6,773,104             2,432,526
        Amortization .......................................................            2,947,244             1,438,135
        Gain on sale of property, machinery and equipment ..................              (86,448)              (17,861)
        (Increase) decrease in the following, excluding the effects of acquisitions:
        Accounts receivable ................................................            1,111,722            (1,214,907)
        Prepaid expenses and other assets ..................................             (724,415)              580,299
        Accounts payable, accrued expenses and other liabilities ...........             (914,476)             (348,388)
                                                                                    --------------       --------------
   Net cash provided by operating activities ...............................           14,023,484             3,215,047
                                                                                    -------------        --------------

Cash flows from investing activities:

      Purchase of businesses, net of cash acquired .........................                   --           (87,480,720)
      Purchases of property, machinery and equipment .......................           (6,097,887)           (1,837,252)
      Proceeds from sale of property, machinery and equipment ..............              266,213                85,500
      Proceeds from notes receivable .......................................               11,000                58,288
      Other ................................................................           (1,158,692)                   --
                                                                                    -------------        --------------
Net cash used in investing activities ......................................           (6,979,366)          (89,174,184)
                                                                                    -------------        --------------

Cash flows from financing activities:

      Proceeds from debt ...................................................                   --           117,384,881
      Payments on debt .....................................................          (10,763,212)          (51,584,222)
      Debt issuance costs ..................................................              (69,415)           (6,632,303)
      Increase in restricted cash  .........................................             (420,455)                   --
      Issuance of preferred stock, net of offering costs ...................                  --             28,956,076
      Exercise of options and warrants .....................................               54,200               144,167
                                                                                    --------------       --------------
   Net cash provided by (used in) financing activities .....................          (11,198,882)           88,268,599
                                                                                    -------------        --------------

Net increase (decrease) in cash and cash equivalents .......................           (4,154,764)            2,309,462
Cash and cash equivalents, beginning of period .............................            4,597,420               180,633
                                                                                    -------------        --------------
Cash and cash equivalents, end of period ...................................        $     442,656        $    2,490,095
                                                                                    =============        ==============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                      --------
                                                              2001               2000
                                                              ----               ----
           Supplemental Cash Flow Information

           Interest paid during the period ..........      $12,244,747        $4,472,424
           Taxes paid during the period .............               --                --


                   NONCASH INVESTING AND FINANCING ACTIVITIES

During 2000, the Company issued an aggregate of 57,746.93 shares of Series C, Series D, and Series E Preferred Stock ("Preferred Stock") with an eight percent dividend and a beneficial conversion feature. Additionally, the Company recognized both the value of the dividend of approximately $3,938,000 and the value of the beneficial conversion feature of approximately $37,045,000 ($25,644,000 through June 30, 2000) as a preferred stock dividend and a noncash beneficial conversion charge, respectively. The Company recognized the value of the dividend of approximately 3,586,000 through June 30, 2001, as a preferred stock dividend. Dividends include the eight percent dividend on preferred stock and accretion of preferred stock and warrants.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

GENERAL

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc. ("Synagro" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and six months ended June 30, 2001, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K, as amended on April 30, 2001, for the year ended December 31, 2000.

The Company is a national provider of residuals management services. The Company is engaged in the business of managing biosolids and other organic materials for beneficial reuse throughout the United States. The Company's services include, among other things, land application, compliance monitoring, cleanout services, facilities operations and maintenance, and the marketing of end products from the treatment of such materials.

ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that the Company recognize all derivative instruments as asset or liabilities in its balance sheet and measure them at their fair value. Changes in the fair value of a derivative are recorded in income or directly to equity, depending on the instrument's designated use. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into income when the hedged transaction affects income, while the ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedge item attributable to the hedged risk are recognized in current income during the period of the change in fair values. The noncash transition adjustment related to the adoption of this statement has been reflected as a "cumulative effect of change in accounting for derivatives" of approximately $1,861,000 charged to net income and approximately $2,058,000 charged to other comprehensive income included in stockholders' equity as of January 1, 2001. See Note (5) for discussion of the Company's current derivative contracts and hedging activities.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets attributed to acquisitions prior to July 1, 2001, the amortization provisions of SFAS 142 will be effective January 1, 2002. Management is currently evaluating the effect that adoption of the provisions of SFAS 142, will have on its results of operations and financial position.

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

(2)  ACQUISITIONS

2000 ACQUISITIONS

During 2000, the Company purchased Residual Technologies, Limited Partnership and its affiliates (collectively "RESTEC"), Ecosytematics, Inc., Davis Water Analysis, Inc., AKH Water Management, Inc., Rehbein, Inc, certain assets and contracts of Whiteford Construction Company, Environmental Protection & Improvement Company, Inc. ("EPIC"), and the Bio Gro Division of Waste Management, Inc. ("Bio Gro") (collectively, the "2000 Acquisitions"). The 2000 Acquisitions were accounted for using the purchase method of accounting. The preliminary allocation of the purchase prices, which is subject to final adjustment, resulted in approximately $109,197,000 of goodwill that is being amortized over 40 years.

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

NONCASH BENEFICIAL CONVERSION

The Series D and Series E Preferred Stock, including Series C Preferred Stock that were converted into Series D Preferred Stock (see above), the warrants issued in connection with the subordinated debt and warrants issued in connection with the issuance of Preferred Stock, which were exercised for Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, are convertible into shares of the Company's common stock at $2.50 per share. This conversion price of $2.50 was below the market price of the Company's common stock at the dates of issuance. Financial accounting rules require that the Company record a "noncash beneficial conversion charge" for the difference between the market price and the conversion price at the date of issuance of this preferred stock. Accordingly, during 2000, the Company recognized the value of this beneficial conversion feature of approximately $37,045,000 ($25,644,000 through June 30, 2000) as a noncash beneficial conversion charge at the dates of issuance. The value of such preferred stock dividend has no impact on the Company's cash flows, but reduces basic and diluted earnings applicable to holders of Common Stock. Additionally, future issuances of Series D and Series E Preferred Stock and warrants related to subordinated debt and issuance of Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as noncash beneficial conversion charges.

The increase in redeemable preferred stock of approximately $3,402,000 during the six-month period ended June 30, 2001, relates primarily to the eight percent preferred stock dividend and accretion of preferred stock and warrants.

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

Each Right entitles stockholders to buy one one-thousandth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $10. The Rights are exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15 percent or more of the Common Stock of the Company. However, the Rights will not become exercisable if Common Stock is acquired pursuant to an offer for all shares which a majority of the board of directors determines to be fair to and otherwise in the best interests of the Company and its stockholders. If, following an acquisition of 15 percent or more of the Company's Common Stock, the Company is acquired by that person or group in a merger, or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price. The effect will be to entitle the Company stockholder to buy stock in the acquiring company at 50 percent of its market price.

The Company may redeem the Rights at $.001 per Right at any time on or prior to the tenth business day following the acquisition of 15 percent or more of its common stock by a person or group or commencement of a tender offer for such 15 percent ownership.

In connection with the issuance of the Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock to GTCR Fund VII, L.P. and its affiliates, and TCW/Crescent Lenders the Board of Directors waived the application of the Rights Plan.

(5) DEBT

Long-term debt obligations consist of the following:

                                                                                           JUNE 30,             DECEMBER 31,
                                                                                             2001                  2000
                                                                                        -------------          -------------
Credit facility - acquisition and term loans ...................................        $ 176,067,555          $ 185,499,999
Subordinated debt, net of fair value adjustment of $766,733 as of June 30, 2001            51,993,660             52,760,393
Maryland Energy Financing Administration Limited Obligation Solid
    Waste Disposal Revenue Bonds, 1996 series -
       Revenue bonds due 2001 to 2005 at stated interest rates of 5.45% to 5.85%           12,195,000             12,195,000
       Term revenue bond due 2010 at stated interest rate of 6.30% .............           16,295,000             16,295,000
       Term revenue bond due 2016 at stated interest rate of 6.45% .............           22,360,000             22,360,000
       Less:  Restricted cash ..................................................           (6,830,353)            (5,541,229)
Capital lease obligations ......................................................                   --                626,819
Other notes payable ............................................................               32,674                736,622
                                                                                        -------------          -------------
       Total debt, net of restricted cash ......................................          272,113,536            284,932,604
Less:
    Current maturities .........................................................           13,929,398             11,450,380
                                                                                        -------------          -------------
       Long-term debt, net of current maturities ...............................        $ 258,184,138          $ 273,482,224
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

         (iv.) Acquisition Loans up to $50,000,000 outstanding at any one time available on a revolving basis prior to August 14, 2001, provided that certain approvals are obtained and certain financial ratios are met; and

         (v.) Letters of credit issuable by the Company up to $20,000,000 as a subset of the Revolving Loans. At June 30, 2001, the Company had approximately $6,976,000 of letters of credit outstanding.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

Period Ending December 31,
--------------------------

                     REVOLVING         TERM A           TERM B         ACQUISITION
                       LOANS            LOANS            LOANS            LOANS
                      ------           ------           ------           ------

2000 .......              --             5.00%             .50%               0%
2001 .......              --            15.00%            1.00%               0%
2002 .......              --            22.50%            1.00%            5.00%
2003 .......              --            17.50%            1.00%            6.67%
2004 .......              --            20.00%            1.00%           11.67%
2005 .......          100.00%           20.00%            1.00%           76.66%
2006 .......              --               --            94.50%              --
                      ------           ------           ------           ------
                      100.00%          100.00%          100.00%          100.00%
                      ======           ======           ======           ======

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it is in compliance with those covenants as of June 30, 2001. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of June 30, 2001, the Company has borrowed approximately $176,068,000 ($42,597,000 of Term A Loans, $93,714,000 of Term B Loans, and $39,757,000 of Acquisition Loans), which was primarily used to refinance existing debt, partially fund the 2000 Acquisitions, and to retire bonds assumed in the RESTEC acquisition. As of June 30, 2001, the Company has approximately $33,200,000 of unused borrowings under the Senior Credit Agreement. The Company's Senior Credit Agreement contains various financial covenants, including a senior debt-to-cash flow ratio, as defined, determined at the end of each quarter. As of June 30, 2001, the maximum senior debt that could have been outstanding while remaining in compliance with the senior debt-to-cash flow ratio was approximately $181,900,000. As of July 25, 2001, the Company has borrowed approximately $179,268,000 ($42,597,000 of Term A Loans, $93,714,000 of Term B Loans, $39,757,00 of Acquisition Loans, and $3,200,000 of Revolving Loans) with approximately $30,000,000 of unused borrowings remaining under the Senior Credit Agreement.

SUBORDINATED DEBT

On January 27, 2000, the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The agreement was amended on August 14, 2000, allowing, among other things, for GTCR Capital to syndicate a portion of the commitment. The loans bear interest at an annual rate of 12 percent paid quarterly and provide warrants that are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of June 30, 2001, the Company has borrowed approximately $52,760,000 of indebtedness under the terms of the agreement, which was used to partially fund the 2000 Acquisitions. Warrants to acquire 9,225.839 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised.

REVENUE BONDS

The revenue bonds (the "Revenue Bonds") and the term revenue bonds (the "Term Revenue Bonds") (collectively, the "Project Revenue Bonds") were issued in 1996 by the Maryland Energy Financing Administration pursuant to the Maryland Energy Financing Act. The Company assumed all obligations associated with the Project Revenue Bonds in connection with its acquisition of Bio Gro. The proceeds of the Project Revenue Bonds were loaned pursuant to a June 1996 financing agreement for the purposes of financing the costs of the construction of thermal operations located in Baltimore County, Maryland, at the site of Baltimore's Back River Wastewater Treatment Plant and in the City of Baltimore, Maryland, at the site of Baltimore's Patapsco Wastewater Treatment Plant. Both facilities were in operation prior to 1998.

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

Synagro Baltimore, Inc. ("SBI"), a wholly owned subsidiary of the Company, has guaranteed the performance of services under the underlying service agreements with the City of Baltimore. Waste Management, Inc., under the terms of the Bio Gro Acquisition purchase agreement, is guaranteeing the performance of services under the underlying service agreements with First Union National Bank (the "Trustee"). The Company is required to pay Waste Management, Inc. $500,000 per year beginning in 2007 until the bonds are fully extinguished or the guarantee is removed. Neither SBI nor Waste Management has guaranteed payment of debt service on the Project Revenue Bonds.

Restricted cash represents monies held by the Trustee for the loan agreement between the Maryland Energy Financing Administration and SBI. The loan, based on the terms of the related indenture, requires that certain monies be placed in restricted fund accounts to be used for various designated purposes (i.e., debt service reserve funds, bond funds, etc.). The debt service reserve fund and the principal fund has been presented net of long-term debt in the June 30, 2001, balance sheet. Monies in the funds will remain restricted until such time as the related loan matures or is paid off, whichever occurs first. SBI was in compliance with the reserve requirements as of June 30, 2001.

At June 30, 2001, the Project Revenue Bonds were collateralized by property, plant and equipment with a net book value of approximately $61,159,000 and restricted cash of approximately $8,047,000, of which approximately $6,830,000 is netted against long-term debt and the difference is shown as restricted cash.

DERIVATIVES AND HEDGING ACTIVITIES

During the three months ended June 30, 2001, the Company's derivative contracts consisted of interest rate swap agreements and option agreements related to hedging requirements under the Company's Senior Credit Agreement. The option agreements did not qualify for hedge accounting under SFAS 133. Changes in the fair value of these derivatives were recognized in earnings. The Company determined that its interest rate swap agreements qualified for hedge accounting and designated those instruments as cash flow hedges of the Company's exposure to changes in variable interest rates.

On June 25, 2001, the Company entered into a reverse swap on its subordinated debt, and unwound the previously existing interest rate swap and option agreements noted above. The balance included in other comprehensive income included in stockholders' equity is being recognized in future periods' income over the remaining term of the original agreement. The Company has designated the reverse swap agreement on its subordinated debt as a fair value hedge of changes in the value of the underlying debt as a result of changes in the benchmark interest rate. The liability related to the reverse swap agreement totaling approximately $7,056,000 is reflected in other long-term liabilities at June 30, 2001; additionally, a fair value adjustment on the Company's subordinated debt of approximately $767,000 is reflected in long-term debt at June 30, 2001. The amount of the ineffectiveness of the reverse swap agreement recognized in interest expense as of the three months ended June 30, 2001, is immaterial.

On July 3, 2001, the Company entered into an interest rate cap agreement establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6.5 percent in order to meet the hedging requirements of its Senior Credit Agreement.

INTEREST RATE RISK

Total debt at June 30, 2001, included approximately $176,068,000 in floating rate debt attributed to borrowings under the Senior Credit Agreement at an average interest rate of 7.83 percent. As a result, the Company's annual interest cost in 2001 will fluctuate based on short-term interest rates. The Company has entered into an interest rate cap agreement at July 3, 2001, establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6.50 percent and entered into a reverse swap agreement at June 25, 2001, on its subordinated debt in order to manage risk and reduce exposure to interest rate fluctuations as required under the Company's bank credit facility. The Company has designated its interest rate cap agreement as an effective cash flow hedge and the reverse swap agreement as an effective fair value hedge. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $725,000 after taking into consideration the hedge agreement.

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

The Company filed a suit on November 1, 1999, (the "Texas Suit") seeking injunctive relief, actual and exemplary damages, and attorneys' fees against Azurix for violations of the standstill agreement and certain confidentiality agreements governing Azurix's ability to use confidential and proprietary information provided to Azurix by the Company. On June 13, 2001, the Company filed a Second Amended Petition in which the Company seeks monetary damages, attorneys' fees and costs of court against Azurix under several fraud theories and for breaches of the subscription agreement and certain confidentiality and standstill agreements. Trial in the Texas Suit is scheduled to begin in September 2001.

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

No trial date has been set at this time and discovery is still ongoing. If the site is closed, the Company may incur additional costs related to contractual agreements and site closure. Additionally, goodwill and certain assets may be impaired. Total goodwill associated with the operations is approximately $14,033,000 at June 30, 2001. The financial impact associated with a site closure cannot be reasonably estimated at this time. Although the Company feels that its case is meritorious, the ultimate outcome cannot be determined at this time.

OTHER

For the 24 months ended October 31, 2000, the Company insured certain risks, including auto, general and workers' compensation, with Reliance National Insurance Company ("Reliance"). On May 29, 2001, a Pennsylvania Court entered an order appointing the Pennsylvania Insurance Commissioner as Rehabilitator and directing the Rehabilitator to take immediate possession of Reliance's assets and business. On June 11, 2001, Reliance's ultimate parent, Reliance Group Holdings, Inc., filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code of 1978, as amended. As a result of these developments, Reliance may not be able to honor all claims against the Company that it insured. It is not possible to predict the outcome of the litigation that might be subject to this insurance coverage, nor is it possible at this time to predict the outcome of Reliance's rehabilitation. At the present time, Reliance continues to honor its obligations and continues to pay claims. However, management is currently unable to predict the outcome of this situation.

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

(7) COMPREHENSIVE INCOME

The Company's comprehensive income for the three and six months ended June 30, 2001 and 2000, is summarized as follows:

                                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                           2001           2000           2001             2000
                                                                        -----------    -----------    -----------      ------------
     Net income (loss) applicable to common stock ................      $ 3,442,668    $(2,138,121)   $  (529,993)     $(26,249,770)
     Other comprehensive income (loss)
         Cumulative effect of change in accounting for derivatives               --             --     (2,058,208)               --
         Change in fair value of derivatives .....................       (1,030,170)            --     (2,200,696)               --
         Reclassification adjustment to earnings .................          202,760             --        125,946                --
                                                                        -----------    -----------    -----------      ------------
            Subtotal .............................................         (827,410)            --     (4,132,958)               --
                                                                        -----------    -----------    -----------      ------------
     Comprehensive income (loss) .................................      $ 2,615,258    $(2,138,121)   $(4,662,951)     $(26,249,770)
                                                                        ===========    ===========    ===========      ============


(8) EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per share ("EPS") are computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income before preferred stock dividends by the total of the weighted average number of common shares outstanding for the period, the weighted average number of shares of common stock that would be issued assuming conversion of the Company's preferred stock, and other common stock equivalents for options and warrants outstanding determined using the treasury stock method. Basic and diluted EPS are the same for the three and six months ended June 30, 2000, and the six months ended June 30, 2001, because diluted earnings per share was less dilutive than basic earnings per share ("antidilutive"). The shares excluded from diluted EPS assuming conversion of the Company's preferred stock and common stock equivalents for options and warrants outstanding determined using the treasury stock method for the three and six months ended June 30, 2000, and the six months ended June 30, 2001, were approximately 10,688,604, 11,149,006, and 29,643,581, respectively. The adjusted number of shares for diluted EPS for the three months ended June 30, 2001, includes approximately 30,006,356 shares, of which approximately 29,981,825 shares relate to preferred stock and approximately 24,531 shares relate to stock options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical and financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K, as amended for the year ended December 31, 2000. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

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

HISTORICAL RESULTS AND OPERATIONS

                                                                THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                                   2001             2000               2001               2000
                                                              -------------     -------------      -------------      ------------
Sales ...................................................     $  65,800,156     $  27,768,428      $ 124,595,298      $ 46,434,854
Cost of services ........................................        47,340,024        19,510,737         92,915,735        34,602,960
                                                              -------------     -------------      -------------      ------------
Gross profit ............................................        18,460,132         8,257,691         31,679,563        11,831,894

Selling, general and administrative expenses ............         4,977,487         2,537,462         10,080,031         5,017,382
Amortization of goodwill ................................         1,150,105           815,621          2,282,753         1,438,135
                                                              -------------     -------------      -------------      ------------
   Income from operations ...............................        12,332,540         4,904,608         19,316,779         5,376,377
                                                              -------------     -------------      -------------      ------------
Other (income) expense:
   Other income, net ....................................           (55,619)           17,862            (61,889)           13,604
   Interest expense, net ................................         7,102,351         2,927,622         14,461,915         5,017,530
                                                              -------------     -------------      -------------      ------------
      Total other expenses, net .........................         7,046,732         2,945,484         14,400,026         5,031,134
                                                              -------------     -------------      -------------      ------------
Income before provision for income taxes ................         5,285,808         1,959,124          4,916,753           345,243
     Provision for income taxes .........................                --                --                 --                --
                                                              -------------     -------------      -------------      ------------
Net income before preferred stock dividends,
   noncash beneficial conversion charge, and
   cumulative effect of change in accounting for
   derivatives ..........................................         5,285,808         1,959,124          4,916,753           345,243
Preferred stock dividends ...............................         1,843,140           591,708          3,586,061           951,134
Noncash beneficial conversion charge ....................                --         3,505,537                 --        25,643,879
Cumulative effect of change in accounting for derivatives                --                --          1,860,685                --
                                                              -------------     -------------      -------------      ------------
Net income (loss) applicable to common stock ............     $   3,442,668     $  (2,138,121)     $    (529,993)     $(26,249,770)
                                                              =============     =============      =============      ============


For the three months ended June 30, 2001, net sales were approximately $65,800,000 compared to approximately $27,768,000 for the three months ended June 30, 2000, representing an increase of approximately $38,032,000, or 137 percent. The increase relates primarily to the full-year impact of the 2000 Acquisitions of approximately $36,345,000, or 131 percent, with the remaining increase of approximately $1,687,000, or 6 percent, resulting from internal growth. For the six months ended June 30, 2001, net sales were approximately $124,595,000 compared to approximately $46,435,000 for the six months ended June 30, 2000, representing an increase of approximately $78,160,000, or 168 percent. The increase relates primarily to the full-year impact of the 2000 Acquisitions of approximately $75,837,000, or 163 percent, with the remaining increase resulting from internal growth.

Cost of services and gross profit for the three months ended June 30, 2001, were approximately $47,340,000 and approximately $18,460,000, respectively, compared with approximately $19,511,000 and approximately $8,258,000, respectively, for the three months ended June 30, 2000, resulting in gross profit as a percentage of sales of approximately 28 percent in 2001 compared to approximately 30 percent in 2000. The increase in gross profit for the three months ended June 30, 2001, relates to the 2000 Acquisitions of approximately $10,124,000 and increased profits relating to additional volumes. Cost of services and gross profit for the six months ended June 30, 2001, were approximately $92,916,000 and approximately $31,680,000, respectively, compared with approximately $34,603,000 and approximately $11,832,000, respectively, for the six months ended June 30, 2000, resulting in gross profit as a percentage of sales of approximately 25 percent in 2001 and 2000. The increase in gross profit for the six months ended June 30, 2001, relates to the 2000 Acquisitions of approximately $19,811,000 and increased profits relating to additional volumes.

Selling, general and administrative expenses were approximately $4,977,000 for the three months ended June 30, 2001, compared to approximately $2,537,000 for the three months ended June 30, 2000, representing an increase of approximately $2,440,000. The increase for the three months ended June 30, 2001, relates primarily to the full-year impact of the 2000 Acquisitions. Selling, general and administrative expenses were approximately $10,080,000 for the six months ended June 30, 2001, compared to approximately $5,017,000 for the six months ended June 30, 2000, representing an increase of approximately $5,063,000. The increase for the six months ended June 30, 2001, relates primarily to the full-year impact of the 2000 Acquisitions. Selling, general and administrative expenses as a percent of sales decreased from 9.1 percent of sales for the three months ended June 30, 2000, to 7.6 percent of sales for the three months ended June 30, 2001, and from 10.8 percent of sales for the six months ended June 30, 2000, to 8.1 percent for the six months ended June 30, 2001. These decreases are due primarily to cost reductions from the integration of certain acquired operations and the leverage of certain fixed administrative costs over significantly higher sales.

Amortization of goodwill was approximately $1,150,000 for the three months ended June 30, 2001, and $2,283,000 for the six months ended June 30, 2001, compared to approximately $816,000 for the three months ended June 30, 2000, and $1,438,000 for the six months ended June 30, 2000. The increases relate to additional goodwill resulting from the 2000 Acquisitions.

Other expense, net was approximately $7,047,000 for the three months ended June 30, 2001, compared to approximately $2,945,000 for the three months ended June 30, 2000, representing an increase in expense of approximately $4,102,000. Other expense, net for the six months ended June 30, 2001, was approximately $14,400,000 compared to approximately $5,031,134 for the six months ended June 30, 2000. The increase relates primarily to interest expense, which increased due to additional debt incurred to fund the 2000 Acquisitions.

As a result of the foregoing, net income before noncash beneficial conversion charge and change in accounting for derivatives of approximately $3,443,000, or $0.18 per share, was reported for the three months ended June 30, 2001, compared to a net income before noncash beneficial conversion charge and change in accounting for derivatives of approximately $1,367,000, or $0.07 per share, for the three months ended June 30, 2000. Net income before noncash beneficial conversion charge and change in accounting for derivatives of approximately $1,331,000, or $0.07 per share, was reported for the six months ended June 30, 2001, compared to net loss before noncash beneficial conversion charge and change in accounting for derivatives of approximately $(606,000), or $(0.03) per share, for the six months ended June 30, 2000.

During the three months ended June 30, 2001, and the six-month period ending June 30, 2001, preferred stock dividends were approximately $1,843,000 and $3,586,000, respectively, compared to approximately $592,000 and $951,000 for the three months ended June 30, 2000, and the six months ended June 30, 2000, respectively. Additionally, for the three and six months ended June 30, 2000, noncash beneficial conversion charges of approximately $3,506,000 and $25,644,000, respectively, were recognized in connection with the issuance of preferred stock. See Note (3) herein for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations principally through the sale of equity and debt securities, a credit facility and through funds provided by operating activities.

The Company purchased capital assets during the six months ended June 30, 2001, in the amount of approximately $6,098,000 and sold capital assets with proceeds totaling approximately $266,000.

As of June 30, 2001, the Company had current maturities on long-term debt of approximately $13,929,000, as compared to approximately $11,450,000 at December 31, 2000. The Company's total long-term debt was approximately $272,114,000 at June 30, 2001, reflecting a decrease of approximately $12,819,000 over December 31, 2000. This decrease is due primarily to principal payments made on the Company's Senior Credit Agreement during the six months ended June 30, 2001.

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

         (iv.) Acquisition Loans up to $50,000,000 outstanding at any one time available on a revolving basis prior to August 14, 2001, provided that certain approvals are obtained and certain financial ratios are met; and

         (v.) Letters of credit issuable by the Company up to $20,000,000 as a subset of the Revolving Loans. At July 25, 2001, the Company had approximately $6,976,000 letters of credit outstanding.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

Period Ending December 31,

                  REVOLVING          TERM A             TERM B          ACQUISITION
                    LOANS            LOANS              LOANS              LOANS
                   ------            ------             ------             ------
2000 ........          --              5.00%               .50%                 0%
2001 ........          --             15.00%              1.00%                 0%
2002 ........          --             22.50%              1.00%              5.00%
2003 ........          --             17.50%              1.00%              6.67%
2004 ........          --             20.00%              1.00%             11.67%
2005 ........      100.00%            20.00%              1.00%             76.66%
2006 ........          --                --              94.50%                --
                   ------            ------             ------             ------
                   100.00%           100.00%            100.00%            100.00%
                   ======            ======             ======             ======

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it is in compliance with those covenants as of June 30, 2001. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of June 30, 2001, the Company has borrowed approximately $176,068,000 ($42,597,000 of Term A Loans, $93,714,000 of Term B Loans, and $39,757,000 of Acquisition Loans), which was primarily used to refinance existing debt, partially fund the 2000 Acquisitions, and to retire bonds assumed in the RESTEC acquisition. As of June 30, 2001, the Company has approximately $33,200,000 of unused borrowings under the Senior Credit Agreement. The Company's Senior Credit Agreement contains various financial covenants, including a senior debt-to-cash flow ratio, as defined, determined at the end of each quarter. As of June 30, 2001, the maximum senior debt that could have been outstanding while remaining in compliance with the senior debt-to-cash flow ratio was approximately $181,900,000. As of July 25, 2001, the Company has borrowed approximately $179,268,000 ($42,597,000 of Term A Loans, $93,714,000 of Term B Loans, $39,757,00 of Acquisition Loans, and $3,200,000 of Revolving Loans) with approximately $30,000,000 of unused borrowings remaining under the Senior Credit Agreement.

On January 27, 2000, the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The agreement was amended on August 14, 2000, allowing, among other things, for GTCR Capital to syndicate a portion of the commitment. The loans bear interest at an annual rate of 12 percent paid quarterly and provide warrants that are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of June 30, 2001, and July 25, 2001, the Company has borrowed approximately $52,760,000 of indebtedness under the terms of the agreement, which was used to partially fund the 2000 Acquisitions. Warrants to acquire 9,225.839 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised.

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

At June 30, 2001, the Project Revenue Bonds were collateralized by property, plant and equipment with a net book value of approximately $61,159,000 and restricted cash of approximately $8,047,000.

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

Synagro Baltimore, Inc. ("SBI"), a wholly owned subsidiary of the Company, has guaranteed the performance of services under the underlying service agreements with the City of Baltimore. Waste Management, Inc., under the terms of the Bio Gro Acquisition purchase agreement, is guaranteeing the performance of services under the underlying service agreements with First Union National Bank (the "Trustee"). The Company is required to pay Waste Management, Inc. $500,000 per year beginning in 2007 until the bonds are fully extinguished or the guarantee is removed. Neither SBI nor Waste Management has guaranteed payment of debt service on the Project Revenue Bonds.

Restricted cash represents monies held by the Trustee for the loan agreement between the Maryland Energy Financing Administration and SBI. The loan, based on the terms of the related indenture, requires that certain monies be placed in restricted fund accounts to be used for various designated purposes (i.e., debt service reserve funds, bond funds, etc.). The debt service reserve fund has been presented net of debt in the accompanying balance sheets. Monies in the funds will remain restricted until such time as the related loan matures or is paid off, whichever occurs first. SBI was in compliance with the reserve requirements as of June 30, 2001.

At June 30, 2001, the Company had working capital of approximately $5,722,000. Accounts receivable, notes receivable, and prepaid expenses and other currents assets increased by approximately $1,789,000 during the six months ended June 30, 2001, primarily due to reduced receivables. The Company evaluates the collectibility of its receivables based on a specific account-by-account review, and has an allowance of approximately $2,156,000 at June 30, 2001. Accounts payable and accrued expenses decreased by approximately $910,000 during the six months ended June 30, 2001. The Company believes its cash requirements for 2001 can be met with existing cash, cash flows from operations and its borrowing availability under current debt agreements.

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

INTEREST RATE RISK

Total debt at June 30, 2001, and July 25, 2001, included approximately $176,068,000 and $179,268,000, respectively, in floating rate debt attributed to borrowings under the Senior Credit Agreement at an average interest rate of 7.83 percent and 7.85 percent, respectively. As a result, the Company's annual interest cost in 2001 will fluctuate based on short-term interest rates. The Company has entered into an interest rate cap agreement at July 3, 2001, establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6.50 percent and entered into a reverse swap agreement at June 25, 2001, on its subordinated debt in order to manage risk and reduce exposure to interest rate fluctuations as required under the Company's Senior Credit Agreement. The Company has designated its interest rate cap agreement as an effective cash flow hedge and the reverse swap agreement as an effective fair value hedge. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $725,000 after taking into consideration the hedge agreements.

At June 30, 2001, the Company's fixed rate debt had a book value and fair market value of approximately $102,876,000.

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

The Company filed a suit on November 1, 1999, (the "Texas Suit") seeking injunctive relief, actual and exemplary damages, and attorneys' fees against Azurix for violations of the standstill agreement and certain confidentiality agreements governing Azurix's ability to use confidential and proprietary information provided to Azurix by the Company. On June 13, 2001, the Company filed a Second Amended Petition in which the Company seeks monetary damages, attorneys' fees and costs of court against Azurix under several fraud theories and for breaches of the subscription agreement and certain confidentiality and standstill agreements. Trial in the Texas Suit is scheduled to begin in September 2001.

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

No trial date has been set at this time and discovery is still ongoing. If the site is closed, the Company may incur additional costs related to contractual agreements and site closure. Additionally, goodwill and certain assets may be impaired. Total goodwill associated with the operations is approximately $14,032,000 at June 30, 2001. The financial impact associated with a site closure cannot be reasonably estimated at this time. Although the Company feels that its case is meritorious, the ultimate outcome cannot be determined at this time.

OTHER

For the 24 months ended October 31, 2000, the Company insured certain risks, including auto, general and workers' compensation, with Reliance National Insurance Company ("Reliance"). On May 29, 2001, a Pennsylvania Court entered an order appointing the Pennsylvania Insurance Commissioner as Rehabilitator and directing the Rehabilitator to take immediate possession of Reliance's assets and business. On June 11, 2001, Reliance's ultimate parent, Reliance Group Holdings, Inc., filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code of 1978, as amended. As a result of these developments, Reliance may not be able to honor all claims against the Company that it insured. It is not possible to predict the outcome of the litigation that might be subject to this insurance coverage, nor is it possible at this time to predict the outcome of Reliance's rehabilitation. At the present time, Reliance continues to honor its obligations and continues to pay claims. However, management is currently unable to predict the outcome of this situation.

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

    SYNAGRO TECHNOLOGIES, INC.

    Date:  August 13, 2001                  By:      /s/ Ross M. Patten
                                                --------------------------------
                                                     Chief Executive Officer

    Date:  August 13, 2001                  By:      /s/ J. Paul Withrow
                                                --------------------------------
                                                     Chief Financial Officer

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

10.19            Employment Agreement dated February 19, 1999, by and between Synagro Technologies, Inc. and Ross
                 M. Patten. (Exhibit 10.20 to the Company's Current Report on Form 10-K/A, dated April 30, 2001, is herein incorporated by reference.)


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