Form 10-Q
period 2001-09-30
SYNAGRO TECHNOLOGIES INC
filed 2001-11-14
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001
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


                               Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


                  CLASS                    OUTSTANDING AT NOVEMBER 6, 2001
      -----------------------------        -------------------------------
      Common stock, par value $.002                  19,476,780

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX


                                                                               PAGE
                                                                               ----
PART I  -- FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of September 30, 2001,
 (Unaudited) and December 31, 2000 .....................................        3

Condensed Consolidated Statements of Operations for the
 Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited) ...        4

Condensed Consolidated Statement of Stockholders' Equity (Unaudited) ...        5

Condensed Consolidated Statements of Cash Flows for the
 Nine Months Ended September 30, 2001 and 2000 (Unaudited) .............        6

Notes to Condensed Consolidated Financial Statements ...................        8

Management's Discussion and Analysis of Financial
Condition and Results of Operations ....................................       17

PART II -- OTHER INFORMATION ...........................................       22

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               2001               2000
                                                                           -------------      -------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents .........................................     $     684,837      $   4,597,420
   Restricted cash ...................................................         1,995,456          2,085,039
   Accounts receivable, net ..........................................        54,008,743         50,073,651
   Note receivable, current portion ..................................           181,000            188,903
   Prepaid expenses and other current assets .........................         9,632,984         10,385,755
                                                                           -------------      -------------
      Total current assets ...........................................        66,503,020         67,330,768

Property, machinery & equipment, net .................................       205,767,247        198,466,357

Other assets:
   Goodwill, net .....................................................       165,684,454        166,698,921
   Other, net ........................................................        10,332,695         11,324,546
                                                                           -------------      -------------
Total assets .........................................................     $ 448,287,416      $ 443,820,592
                                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt .................................     $  12,302,380      $   9,265,380
   Current portion of tax-exempt project revenue bonds ...............         2,185,000          2,185,000
   Accounts payable and accrued expenses .............................        42,112,406         36,313,941
                                                                           -------------      -------------
      Total current liabilities ......................................        56,599,786         47,764,321
Long-term liabilities:
   Long-term debt obligations, net ...................................       211,040,963        230,358,453
   Nonrecourse tax-exempt project revenue bonds, net .................        41,297,014         43,123,771
   Other long-term liabilities .......................................         7,828,818          5,642,737
   Fair value of interest rate swap ..................................         3,599,047                  0

COMMITMENTS AND CONTINGENCIES

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share .......................        68,584,416         63,367,178

Stockholders' equity:
   Preferred stock, $.002 par value, 10,000,000 shares authorized,
      none issued and outstanding ....................................                --                 --
   Common stock, $.002 par value, 100,000,000 shares authorized,
      19,476,780 and 19,435,780 shares outstanding ...................            38,954             38,872
   Additional paid in capital ........................................       109,167,460        109,085,542
   Accumulated deficit ...............................................       (45,939,344)       (55,560,282)
   Accumulated other comprehensive income ............................        (3,929,698)                --
                                                                           -------------      -------------
      Total stockholders' equity .....................................        59,337,372         53,564,132
                                                                           -------------      -------------
Total liabilities and stockholders' equity ...........................     $ 448,287,416      $ 443,820,592
                                                                           =============      =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    2001              2000              2001              2000
                                                                -------------     -------------     -------------     -------------
Sales .....................................................     $  70,066,799     $  53,512,995     $ 194,662,097     $  99,947,848
Cost of services ..........................................        51,219,882        38,778,632       144,135,617        73,381,592
                                                                -------------     -------------     -------------     -------------
Gross profit ..............................................        18,846,917        14,734,363        50,526,480        26,566,256

Selling, general and administrative expenses ..............         5,515,311         4,080,764        15,595,342         9,098,552
Nonrecurring gain from litigation settlement ..............        (6,042,584)               --        (6,042,584)               --
Amortization of goodwill ..................................         1,155,904         1,040,131         3,438,657         2,478,266
                                                                -------------     -------------     -------------     -------------
   Income from operations .................................        18,218,286         9,613,468        37,535,065        14,989,438
                                                                -------------     -------------     -------------     -------------
Other (income) expense:
   Other (income) expense, net ............................          (169,849)           32,842          (231,738)           46,447
   Interest expense, net ..................................         6,422,154         5,873,980        20,884,069        10,891,509
                                                                -------------     -------------     -------------     -------------
      Total other expense, net ............................         6,252,305         5,906,822        20,652,331        10,937,956
                                                                -------------     -------------     -------------     -------------
Income before provision for income taxes ..................        11,965,981         3,706,646        16,882,734         4,051,482
     Provision for income taxes ...........................                --                --                --                --
                                                                -------------     -------------     -------------     -------------
Net income before preferred stock dividends,
   noncash beneficial conversion charge, and
   cumulative effect of change in accounting for
   derivatives ............................................        11,965,981         3,706,646        16,882,734         4,051,482
Preferred stock dividends .................................         1,815,050         1,282,703         5,401,111         2,233,837
Noncash beneficial conversion charge ......................                --        11,401,389                --        37,045,268
Cumulative effect of change in accounting for
   derivatives ............................................                --                --         1,860,685                --
                                                                -------------     -------------     -------------     -------------
Net income (loss) applicable to common stock ..............     $  10,150,931     $  (8,977,446)    $   9,620,938     $ (35,227,623)
                                                                =============     =============     =============     =============

Earnings per share:
   Net income before preferred stock dividends, noncash
      beneficial conversion charge, and cumulative
      effect of change in accounting for derivatives ......     $        0.61     $        0.19     $        0.87     $        0.21
   Preferred stock dividends ..............................             (0.09)            (0.06)            (0.28)            (0.12)
                                                                -------------     -------------     -------------     -------------
      Subtotal ............................................              0.52              0.13              0.59              0.09
   Noncash beneficial conversion charge ...................                --             (0.59)               --             (1.92)
   Cumulative effect of change in accounting for
     derivatives ..........................................                --                --             (0.10)               --
                                                                -------------     -------------     -------------     -------------

Net income (loss) per common share, basic .................     $        0.52     $       (0.46)    $        0.49     $       (1.83)
                                                                =============     =============     =============     =============

Net income (loss) per common share, diluted ...............     $        0.24     $       (0.46)    $        0.30     $       (1.83)
                                                                =============     =============     =============     =============

Weighted average shares outstanding, basic ................        19,472,543        19,433,850        19,450,854        19,241,211
Weighted average shares outstanding, diluted ..............        49,950,589        19,433,850        49,338,398        19,241,211


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                        ACCUMULATED
                                                  COMMON STOCK            ADDITIONAL                       OTHER
                                           --------------------------      PAID-IN       ACCUMULATED   COMPREHENSIVE
                                             SHARES        AMOUNT          CAPITAL        DEFICIT          INCOME          TOTAL
                                           ----------    ------------    ------------   ------------   -------------   ------------
BALANCE, December 31, 2000 ............    19,435,780    $     38,872    $109,085,542   $(55,560,282)  $          --   $ 53,564,132
   Change in comprehensive income .....                                                                  (3,929,698)     (3,929,698)
   Exercise of options and warrants ...        41,000              82          81,918             --              --         82,000
   Net income applicable to
    common stock ......................            --              --              --      9,620,938              --      9,620,938
                                           ----------    ------------    ------------   ------------   -------------   ------------
BALANCE, September 30, 2001 ...........    19,476,780    $     38,954    $109,167,460   $(45,939,344)  $  (3,929,698)  $ 59,337,372
                                           ==========    ============    ============   ============   =============   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    2001               2000
                                                                                -------------      -------------
Cash flows from operating activities:
   Net income before preferred stock dividends,
      noncash beneficial conversion charge, and
      cumulative effect of change in accounting
      for derivatives .....................................................     $  16,882,734      $   4,051,482
   Adjustment to reconcile to net cash provided by operating activities:
        Depreciation ......................................................        10,134,233          4,892,707
        Amortization ......................................................         4,507,376          2,499,381
        Gain on sale of property, machinery and
          equipment .......................................................          (231,740)           (46,447)
        (Increase) decrease in the following, excluding the effects of acquisitions:
          Accounts receivable .............................................        (4,882,662)        (8,921,678)
          Prepaid expenses and other assets ...............................          (584,722)         1,266,951
          Accounts payable, accrued expenses and other liabilities ........           391,500          1,378,292
                                                                                -------------      -------------
   Net cash provided by operating activities ..............................        26,216,719          5,120,688
                                                                                -------------      -------------

Cash flows from investing activities:
      Purchase of businesses including contingent consideration,
        net of cash acquired ..............................................          (999,929)      (240,091,564)
      Purchases of property, machinery and equipment ......................        (9,538,394)        (3,896,673)
      Proceeds from sale of property, machinery and
        equipment .........................................................           910,643            107,000
      Proceeds from notes receivable ......................................            24,430             68,097
      Other ...............................................................          (435,103)                --
                                                                                -------------      -------------
Net cash used in investing activities .....................................       (10,038,353)      (243,813,140)
                                                                                -------------      -------------

Cash flows from financing activities:
      Proceeds from debt ..................................................                --        260,692,462
      Payments on debt ....................................................       (18,366,360)       (70,937,893)
      Debt issuance costs .................................................           (69,415)       (10,450,110)
      Increase in restricted cash .........................................        (1,737,174)                --
      Issuance of preferred stock, net of offering costs ..................                --         59,428,679
      Exercise of options and warrants ....................................            82,000            166,367
                                                                                -------------      -------------
   Net cash provided by (used in) financing activities ....................       (20,090,949)       238,899,505
                                                                                -------------      -------------

Net increase (decrease) in cash and cash equivalents ......................        (3,912,583)           207,053
Cash and cash equivalents, beginning of period ............................         4,597,420            180,633
                                                                                -------------      -------------
Cash and cash equivalents, end of period ..................................     $     684,837      $     387,686
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

                           SYNAGRO TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                   (UNAUDITED)


                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                         ---------------------------
    Supplemental Cash Flow Information      2001            2000
    ----------------------------------   -----------     -----------


    Interest paid during the period ..   $17,945,937     $10,445,928
    Taxes paid during the period .....            --              --



                   NONCASH INVESTING AND FINANCING ACTIVITIES

During 2000, the Company issued an aggregate of 57,746.93 shares of Series C, Series D, and Series E Preferred Stock ("Preferred Stock") with an eight percent dividend and a beneficial conversion feature. Additionally, the Company recognized both the value of the dividend of approximately $3,938,000 ($2,233,837 through September 30, 2000) and the value of the beneficial conversion feature of approximately $37,045,000 as a preferred stock dividend and a noncash beneficial conversion charge, respectively. Dividends totaling $5,401,000 include the eight percent dividend on preferred stock and accretion thereon.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

GENERAL

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc. ("Synagro" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and nine months ended September 30, 2001, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

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

ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that the Company recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at their fair value. Changes in the fair value of a derivative are recorded in income or directly to equity, depending on the instrument's designated use. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into income when the hedged transaction affects income, while the ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedge item attributable to the hedged risk are recognized in current income during the period of the change in fair values. The noncash transition adjustment related to the adoption of this statement has been reflected as a "cumulative effect of change in accounting for derivatives" of approximately $1,861,000 charged to net income and approximately $2,058,000 charged to other comprehensive income included in stockholders' equity as of January 1, 2001. See Note (5) for discussion of the Company's current derivative contracts and hedging activities.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives. Management is currently evaluating whether the initial impairment test required upon adoption of the provisions of SFAS 142 will have an effect, if any, on the results of operations and financial position of the Company. Beginning January 1, 2002, pursuant to SFAS 142, the Company will no longer amortize goodwill, which will increase operating earnings by approximately $4.5 million each year.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS No. 144 is effective for the Company for the quarter ending March 31, 2002. Management has yet to determine the impact that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's financial statements to conform to the 2001 presentation.

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

(2)  ACQUISITIONS

During 2000, the Company purchased Residual Technologies, Limited Partnership and its affiliates (collectively "RESTEC"), Ecosytematics, Inc., Davis Water Analysis, Inc., AKH Water Management, Inc., Rehbein, Inc, certain assets and contracts of Whiteford Construction Company, Environmental Protection & Improvement Company, Inc. ("EPIC"), and the Bio Gro Division of Waste Management, Inc. ("Bio Gro") (collectively, the "2000 Acquisitions"). The 2000 Acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase prices resulted in approximately $108,452,000 of goodwill.

(3)  PREFERRED STOCK

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, which may be issued in one or more series or classes by the Board of Directors of the Company. Each such series or class shall have such powers, preferences, rights and restrictions as determined by resolution of the Board of Directors. Series A Junior Participating Preferred Stock is issuable upon exercise of the Stockholder Rights described below.

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

On January 27, 2000, the Company issued 17,358.824 shares of Series C Preferred Stock, par value $.002 per share, to GTCR Fund VII, L.P. and its affiliates for $17,358,824. On February 4, 2000, the Company issued 419.400 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $419,400. On March 24, 2000, the Company issued 225.000 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $225,000. On March 27, 2000, the Company issued 1,260.000 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $1,260,000. The proceeds were used primarily to fund certain of the 2000 Acquisitions. The Company also issued warrants to GTCR Fund VII, L.P. for a nominal price in connection with the issuance of subordinated debt, which were immediately exercised for 272.058 shares of Series C Preferred Stock. During April 2000, all Series C Preferred Stock was converted to Series D Preferred Stock.

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

On January 27, 2000, the Company issued 2,641.176 shares of Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $2,641,176. The proceeds were used primarily to fund certain of the 2000 Acquisitions. The Company also issued warrants to GTCR Fund VII, L.P. for a nominal price in connection with the issuance of subordinated debt, which were immediately exercised for 2,857.143 shares of Series D Preferred Stock.

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

On August 14, 2000, the Company issued 25,768.744 shares of Series E Preferred Stock to GTCR Fund VII, L.P. and its affiliates, and 3,233.788 shares to TCW/Crescent Lenders. Additionally, the Company issued 2,589.635 and 229.88 warrants to GTCR Fund VII, L.P. and its affiliates, and TCW/Crescent Lenders, respectively, in connection with the issuance of the preferred stock; these warrants were immediately converted into Series E Preferred Stock. The proceeds of approximately $29,003,000 were used to partially fund the Bio Gro acquisition.

NONCASH BENEFICIAL CONVERSION

The Series D and Series E Preferred Stock, including Series C Preferred Stock that was converted into Series D Preferred Stock (see above), the warrants issued in connection with the subordinated debt and warrants issued in connection with the issuance of Preferred Stock, which were exercised for Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, are convertible into shares of the Company's common stock at $2.50 per share. This conversion price of $2.50 was below the market price of the Company's common stock at the dates of issuance. Financial accounting rules require that the Company record a "noncash beneficial conversion charge" for the difference between the market price and the conversion price at the date of issuance of this preferred stock. Accordingly, during 2000, the Company recognized the value of this beneficial conversion feature of approximately $37,045,000 as a noncash beneficial conversion charge at the dates of issuance. The value of such preferred stock dividend has no impact on the Company's cash flows, but reduces basic and diluted earnings applicable to holders of Common Stock. Additionally, future issuances of Series D and Series E Preferred Stock and warrants related to subordinated debt and issuance of Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as noncash beneficial conversion charges.

The increase in redeemable preferred stock of approximately $5,217,000 during the nine months ended September 30, 2001, relates primarily to the eight percent preferred stock dividend and accretion of preferred stock.

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

In connection with the issuance of the Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock to GTCR Fund VII, L.P. and its affiliates, and TCW/Crescent Lenders, the Board of Directors waived the application of the Rights Plan.

(5)  DEBT

Long-term debt obligations consist of the following:

                                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                                               2001              2000
                                                                                          --------------    --------------
                                                                                            (unaudited)
Credit facility - acquisition and term loans .......................................      $  168,464,407    $  185,499,999
Subordinated debt ..................................................................          52,760,393        52,760,393
Fair value adjustment related to subordinated debt .................................           2,085,869                --
Capital lease obligations ..........................................................                  --           626,819
Other notes payable ................................................................              32,674           736,622
                                                                                          --------------    --------------
       Total debt ..................................................................         223,343,343       239,623,833
Less:
    Current maturities .............................................................          12,302,380         9,265,380
                                                                                          --------------    --------------
       Long-term debt, net of current maturities ...................................      $  211,040,963    $  230,358,453
                                                                                          ==============    ==============


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

         (iv.) Acquisition Loans up to $50,000,000 outstanding at any one time available on a revolving basis prior to February 14, 2002, provided that certain approvals are obtained and certain financial ratios are met; and

         (v.) Letters of credit issuable by the Company up to $20,000,000 as a subset of the Revolving Loans. At September 30, 2001, the Company had approximately $9,187,000 of letters of credit outstanding.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

Period Ending December 31,

                                                         REVOLVING          TERM A            TERM B             ACQUISITION
                                                           LOANS             LOANS             LOANS                LOANS
                                                         ---------          ------            ------             -----------
2000 ..................................                       --             5.00%              .50%                  0%
2001 ..................................                       --            15.00%             1.00%                  0%
2002 ..................................                       --            22.50%             1.00%               5.00%
2003 ..................................                       --            17.50%             1.00%               6.67%
2004 ..................................                       --            20.00%             1.00%              11.67%
2005 ..................................                   100.00%           20.00%             1.00%              76.66%
2006 ..................................                       --               --             94.50%                 --
                                                          -------          -------           -------             -------
                                                          100.00%          100.00%           100.00%             100.00%
                                                          =======          =======           =======             =======



The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it is in compliance with those covenants as of September 30, 2001. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of September 30, 2001, the Company has borrowed approximately $168,464,000 ($39,071,000 of Term A Loans, $90,782,000 of Term B Loans, and $38,611,000 of Acquisition Loans), which was primarily used to refinance existing debt, partially fund the 2000 Acquisitions, and to retire bonds assumed in the RESTEC acquisition. As of September 30, 2001, the Company has approximately $31,000,000 of unused borrowings under the Senior Credit Agreement. The Company's Senior Credit Agreement contains various financial covenants, including a senior debt-to-cash flow ratio, as defined, determined at the end of each quarter. As of September 30, 2001, the maximum senior debt that could have been outstanding while remaining in compliance with the senior debt-to-cash flow ratio was approximately $199,400,000. As of November 6, 2001, the Company has borrowed approximately $176,464,000 ($39,071,000 of Term A Loans, $90,782,000 of Term B
Loans, $38,611,000 of Acquisition Loans, and $8,000,000 of Revolving Loans) with approximately $23,000,000 of unused borrowings remaining under the Senior Credit Agreement.

SUBORDINATED DEBT

On January 27, 2000, the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The agreement was amended on August 14, 2000, allowing, among other things, for GTCR Capital to syndicate a portion of the commitment. The loans bear interest at an annual rate of 12 percent paid quarterly and provide warrants that are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of September 30, 2001, the Company has borrowed approximately $52,760,000 of indebtedness under the terms of the agreement, which was used to partially fund the 2000 Acquisitions. Warrants to acquire 9,225.839 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised.

DERIVATIVES AND HEDGING ACTIVITIES

During the three months ended June 30, 2001, the Company's derivative contracts consisted of interest rate swap agreements and option agreements related to hedging requirements under the Company's Senior Credit Agreement. The option agreements did not qualify for hedge accounting under SFAS 133. Changes in the fair value of these derivatives were recognized in earnings. The Company's interest rate swap agreements qualified for hedge accounting as cash flow hedges of the Company's exposure to changes in variable interest rates.

On June 25, 2001, the Company entered into a reverse swap on its subordinated debt, and terminated the previously existing interest rate swap and option agreements noted above. The balance included in other comprehensive income included in stockholders' equity is being recognized in future periods' income over the remaining term of the original swap agreement. The Company has designated the reverse swap agreement on its subordinated debt as a fair value hedge of changes in the value of the underlying debt as a result of changes in the benchmark interest rate. The liability related to the reverse swap agreement totaling approximately $3,599,000 is reflected in other long-term liabilities at September 30, 2001; additionally, a fair value adjustment on the Company's subordinated debt of approximately $2,086,000 is reflected in long-term debt at September 30, 2001. The amount of the ineffectiveness of the reverse swap agreement recognized in interest expense for the three months ended September 30, 2001, is approximately $604,000.

On July 3, 2001, the Company entered into an interest rate cap agreement establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6.5 percent in order to meet the hedging requirements of its Senior Credit Agreement. Changes in the fair value of the agreement are recognized in earnings.

INTEREST RATE RISK

Total debt at September 30, 2001, included approximately $168,464,000 in floating rate debt attributed to borrowings under the Senior Credit Agreement at an average interest rate of 7.83 percent. As a result, the Company's annual interest cost in 2001 will fluctuate based on short-term interest rates. The Company has entered into an interest rate cap agreement at July 3, 2001, establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6.50 percent and entered into a reverse swap agreement at June 25, 2001, on its subordinated debt in order to manage risk and reduce exposure to interest rate fluctuations as required under the Company's bank credit facility. The Company has designated the reverse swap agreement as a fair value hedge. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $652,000 after taking into consideration the hedge agreements.

(6) NONRECOURSE TAX-EXEMPT REVENUE BONDS

                                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                                2001              2000
                                                                                            -------------     ------------
                                                                                            (unaudited)
Maryland Energy Financing Administration Limited Obligation Solid
    Waste Disposal Revenue Bonds, 1996 series -
       Revenue bonds due 2001 to 2005 at stated interest rates of 5.45% to 5.85% ...       $  12,195,000     $ 12,195,000
       Term revenue bond due 2010 at stated interest rate of 6.30% .................          16,295,000       16,295,000
       Term revenue bond due 2016 at stated interest rate of 6.45% .................          22,360,000       22,360,000
       Less:  Restricted cash ......................................................          (7,367,986)      (5,541,229)
                                                                                           -------------     ------------
                                                                                              43,482,014       45,308,771
       Less:  Current maturities ...................................................          (2,185,000)      (2,185,000)
                                                                                           -------------     ------------
       Nonrecourse tax-exempt revenue bonds, net of current maturities .............       $  41,297,014     $ 43,123,771
                                                                                           =============     ============



The revenue bonds (the "Nonrecourse Bonds") and the term revenue bonds (the "Term Revenue Bonds") (collectively, the "Project Revenue Nonrecourse Tax-Exempt Bonds") were issued in 1996 by the Maryland Energy Financing Administration pursuant to the Maryland Energy Financing Act. The Company assumed all obligations associated with the Project Revenue Bonds in connection with its acquisition of Bio Gro. The proceeds of the Project Revenue Bonds were loaned pursuant to a June 1996 financing agreement for the purposes of financing the costs of the construction of thermal operations located in Baltimore County, Maryland, at the site of Baltimore's Back River Wastewater Treatment Plant and in the City of Baltimore, Maryland, at the site of Baltimore's Patapsco Wastewater Treatment Plant. Both facilities were in operation prior to 1998.

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

Restricted cash represents monies held by the Trustee for the loan agreement between the Maryland Energy Financing Administration and SBI. The loan, based on the terms of the related indenture, requires that certain monies be placed in restricted fund accounts to be used for various designated purposes (i.e., debt service reserve funds, bond funds, etc.). The debt service reserve fund and the principal fund have been presented net of long-term debt in the September 30, 2001, balance sheet. Monies in the funds will remain restricted until such time as the related loan matures or is paid off, whichever occurs first. SBI was in compliance with the reserve requirements as of September 30, 2001.

At September 30, 2001, the Project Revenue Bonds were collateralized by property, plant and equipment with a net book value of approximately $60,621,000 and restricted cash of approximately $9,362,000, of which approximately $7,368,000 is netted against long-term debt and the difference is shown as restricted cash.

(7) COMMITMENTS AND CONTINGENCIES

REGULATORY MATTERS

Synagro's business activities are subject to environmental regulation under federal, state and local laws and regulations. In the ordinary course of conducting its business activities, Synagro becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. Synagro is required under various regulations to procure licenses and permits to conduct its operations. These licenses and permits are subject to periodic renewal without which the Company's operations could be adversely affected. There can be no assurance that regulatory requirements will not change to the extent that it would materially affect Synagro's consolidated financial statements.

LITIGATION

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

AZURIX CORP.

The Company was involved in two related lawsuits with Azurix Corp. ("Azurix"). These cases arose from disputes between the Company and Azurix. The events giving rise to the lawsuits began when Synagro and Azurix entered into a confidentiality agreement, giving Azurix access to confidential and proprietary information about Synagro for purposes of evaluating potential transactions between the parties, including an equity investment (through a subscription agreement) by Azurix in Synagro to provide the equity capital for business acquisitions and a possible merger between the two companies. Subsequently, Synagro and Azurix supplemented the confidentiality agreement by mutually consenting to the terms and conditions of a standstill agreement under which Azurix agreed, among other things, not to pursue, for a specified period and in the absence of Synagro's consent, the acquisition of companies that Synagro had targeted for acquisition. Synagro asserted that Azurix breached its obligations to Synagro under the confidentiality and standstill agreements, as well as the subscription agreement.

These matters were resolved pursuant to a favorable settlement entered into with Azurix Corporation in August 2001. Proceeds received by the Company, net of attorneys' fees, totaled approximately $6 million, which has been recorded on the Company's statements as a nonrecurring gain from litigation settlement.

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

No trial date has been set at this time. The case is currently subject to an agreed stay while the parties are exploring settlement. If the site is closed, the Company may incur additional costs related to contractual agreements and site closure. Additionally, goodwill and certain assets may be impaired. Total goodwill associated with the operations is approximately $13,938,000 at September 30, 2001. The financial impact associated with a site closure cannot be reasonably estimated at this time. Although the Company feels that its case is meritorious, the ultimate outcome cannot be determined at this time.

RELIANCE INSURANCE

For the 24 months ended October 31, 2000 (the "Reliance Coverage Period"), the Company insured certain risks, including automobile, general, and worker's compensation, with Reliance National Indemnity Company ("Reliance") through policies totaling $26 million in annual coverage. On May 29, 2001, a Pennsylvania Court entered an order appointing the Pennsylvania Insurance Commissioner as Rehabilitator and directing the Rehabilitator to take immediate possession of Reliance's assets and business. On June 11, 2001, Reliance's ultimate parent, Reliance Group Holdings, Inc., filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code of 1978, as amended. On October 3, 2001, the Pennsylvania Insurance Commissioner removed Reliance from rehabilitation and placed it into liquidation.

On January 21, 2000, several plaintiffs filed suit in the District Court of Jackson County, Texas (the "Lopez Suit") against the Company's wholly owned subsidiary, Synagro of Texas-CDR, Inc. The Lopez Suit was later amended to name the Company as an additional defendant. The suit arises out of an automobile accident involving a vehicle operated by Synagro of Texas - CDR, Inc., in which one person was killed and two others were injured. The Lopez Suit was set for trial in November 2001; however, on October 16, 2001, as a result of the Texas Insurance Commissioner's finding that Reliance was impaired, a notice of automatic 180-day stay was filed in the Lopez Suit. Due to the stay, the Lopez Suit is not currently set for trial. The Lopez plaintiffs are seeking unspecified damages from the Company and its affiliates, which, if awarded, may or may not exceed the Company's $26 million insurance policy limits. On November 13, 2001, the Company filed a petition for intervention in the Pennsylvania Court requesting that the Court approve and order Reliance to fund a $12 million settlement that Reliance had proposed regarding the Lopez Suit (the "Intervention Action")

The Company and its affiliates are vigorously defending themselves against this lawsuit. It is also not possible at this time to predict the impact that the liquidation of Reliance may have on the ultimate resolution of the Lopez Suit or on the Company's ability to pay any amounts it may be liable for in connection with the resolution of this lawsuit. It is possible, depending on the outcome of the AON Suit (discussed below) and the Intervention Action, that the Company will have no (or insufficient) insurance funds available to pay any potential losses. Such a result could have a materially adverse impact on the Company's financial condition or results of operations in future periods. However, due to uncertainties relating to (1) the Company's ultimate liability, if any, for damages in the Lopez case; (2) the availability of the insurance coverage; (3) the potential for recovery from the AON suit; or (4) the Intervention Action, the Company has not recorded any loss accruals related to the Lopez case at this time.

Other third parties have asserted claims and/or brought suit against the Company and its affiliates related to alleged acts or omissions occurring during the Reliance Coverage Period. Although the ultimate outcome cannot be predicted at this time, management believes that the cost of these other claims and/or suits (other than the Lopez case) will either be covered by state guaranty fund proceeds or will not be material to the Company.

AON

On October 4, 2001, the Company filed suit against its insurance broker, AON Risk Services of Texas, Inc. ("AON"), and the several insurance companies that reinsured the policies issued by Reliance (the "Reinsurers") (the "AON Suit"). In the AON Suit, the Company is seeking a judgment against AON for any and all sums that the Company may become liable for as a result of any settlement of, or the entry of any judgment in, the Lopez Suit, and any and all costs associated with defense thereof, as a result of the Company's assertion of negligence by AON in placing the entirety of the Company's insurance coverage with Reliance and AON's failure to obtain "cut through endorsements" to the Reliance policies which would enable the Company to proceed directly against the Reinsurers. The Company is also seeking a declaratory judgment against the Reinsurers declaring that the Reinsurers owe the Company a duty of defense and indemnity in the Lopez Suit as a result of the Reinsurers' participation in the investigation, evaluation, and handling of the Lopez Suit, and as a result of any "cut through endorsements" that may have been obtained by AON. The AON Suit is at an early stage, and the ultimate outcome of this litigation, including amounts, if any, that may be recovered by the Company, cannot be determined at this time.

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

(8) COMPREHENSIVE INCOME

The Company's comprehensive income for the three and nine months ended September 30, 2001 and 2000, is summarized as follows:

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                        2001            2000            2001            2000
                                                                    ------------    ------------    ------------    ------------
Net income (loss) applicable to common stock ....................   $ 10,150,931    $ (8,977,446)   $  9,620,938    $(35,227,623)
Other comprehensive income (loss)
    Cumulative effect of change in accounting for derivatives ...             --              --      (2,058,208)             --
    Change in fair value of derivatives .........................             --              --      (2,200,696)             --
    Reclassification adjustment to earnings .....................       (203,260)             --         329,206              --
                                                                    ------------    ------------    ------------    ------------
       Subtotal .................................................       (203,260)             --      (3,929,698)             --
                                                                    ------------    ------------    ------------    ------------
Comprehensive income (loss) .....................................   $  9,947,671    $ (8,977,446)   $  5,691,240    $(35,227,623)
                                                                    ============    ============    ============    ============



(9) EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per share ("EPS") are computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income before preferred stock dividends by the total of the weighted average number of common shares outstanding for the period, the weighted average number of shares of common stock that would be issued assuming conversion of the Company's preferred stock, and other common stock equivalents for options and warrants outstanding determined using the treasury stock method. Basic and diluted EPS are the same for the three and nine months ended September 30, 2000, because diluted earnings per share was less dilutive than basic earnings per share ("antidilutive"). The shares excluded from diluted EPS assuming conversion of the Company's preferred stock and common stock equivalents for options and warrants outstanding determined using the treasury stock method for the three and nine months ended September 30, 2000, were approximately 23,923,909 and 14,238,131, respectively. The adjusted number of shares for diluted EPS for the three months ended September 30, 2001, includes approximately 30,478,046 shares, of which approximately 30,463,083 shares relate to preferred stock and approximately 14,963 shares relate to stock options and warrants. The adjusted number of shares for diluted EPS for the nine months ended September 30, 2001, includes approximately 29,887,594 shares, of which approximately 29,874,084 shares relate to preferred stock and approximately 13,460 shares relate to stock options and warrants.

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

HISTORICAL RESULTS AND OPERATIONS

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                               2001             2000             2001             2000
                                                           -------------    -------------    -------------    -------------
Sales ..................................................   $  70,066,799    $  53,512,995    $ 194,662,097    $  99,947,848
Cost of services .......................................      51,219,882       38,778,632      144,135,617       73,381,592
                                                           -------------    -------------    -------------    -------------
Gross profit ...........................................      18,846,917       14,734,363       50,526,480       26,566,256

Selling, general and administrative expenses ...........       5,515,311        4,080,764       15,595,342        9,098,552
Nonrecurring gain from litigation settlement ...........      (6,042,584)              --       (6,042,584)              --
Amortization of goodwill ...............................       1,155,904        1,040,131        3,438,657        2,478,266
                                                           -------------    -------------    -------------    -------------
   Income from operations ..............................      18,218,286        9,613,468       37,535,065       14,989,438
                                                           -------------    -------------    -------------    -------------
Other (income) expense:
   Other (income) expense, net .........................        (169,849)          32,842         (231,738)          46,447
   Interest expense, net ...............................       6,422,154        5,873,980       20,884,069       10,891,509
                                                           -------------    -------------    -------------    -------------
      Total other expenses, net ........................       6,252,305        5,906,822       20,652,331       10,937,956
                                                           -------------    -------------    -------------    -------------
Income before provision for income taxes ...............      11,965,981        3,706,646       16,882,734        4,051,482
     Provision for income taxes ........................              --               --               --               --
                                                           -------------    -------------    -------------    -------------
Net income before preferred stock dividends,
   noncash beneficial conversion charge,
   and cumulative effect of change in accounting for
   derivatives .........................................      11,965,981        3,706,646       16,882,734        4,051,482
Preferred stock dividends ..............................       1,815,050        1,282,703        5,401,111        2,233,837
Noncash beneficial conversion charge ...................              --       11,401,389               --       37,045,268
Cumulative effect of change in accounting for
  derivatives ..........................................              --               --        1,860,685               --
                                                           -------------    -------------    -------------    -------------
Net income (loss) applicable to common stock ...........   $  10,150,931    $  (8,977,446)   $   9,620,938    $ (35,227,623)
                                                           =============    =============    =============    =============



For the three months ended September 30, 2001, net sales were approximately $70,067,000 compared to approximately $53,513,000 for the three months ended September 30, 2000, representing an increase of approximately $16,554,000 or 31 percent. The increase relates to the full year impact of the 2000 Acquisitions of approximately $11,201,000 with the remaining increase resulting from internal growth. For the nine months ended September 30, 2001, net sales were approximately $194,662,000 compared to approximately $99,948,000 for the nine months ended September 30, 2000, representing an increase of approximately $94,714,000 or 95 percent. The increase relates to sales from the 2000 Acquisitions of approximately $87,038,000 with the remaining increase resulting from internal growth.

Cost of services and gross profit for the three months ended September 30, 2001, were approximately $51,220,000 and approximately $18,847,000, respectively, compared with approximately $38,779,000 and approximately $14,734,000, respectively, for the three months ended September 30, 2000, resulting in gross profit as a percentage of sales of approximately 27 percent in 2001 compared to approximately 28 percent in 2000. The increase in gross profit for the three months ended September 30, 2001, relates to the 2000 Acquisitions (approximately $3,655,000) and increased profits relating to internal growth. The reduction in gross profit as a percentage of sales relates primarily to a pass-through construction revenue on the previously announced $4.5 million contract to design and build a manure-to-energy anaerobic digester pilot facility for the Inland Empire Utilities Agency. Cost of services and gross profit for the nine months ended September 30, 2001, were approximately $144,136,000 and approximately $50,526,000, respectively, compared with approximately $73,382,000 and approximately $26,566,000, respectively, for the nine months ended September 30, 2000, resulting in gross profit as a percentage of sales of approximately 26 percent in 2001 compared to approximately 27 percent in 2000. The increase in gross profit for the nine months ended September 30, 2001, relates to the 2000 Acquisitions (approximately $23,466,000) and increased profits associated with internal growth.

Selling, general and administrative expenses were approximately $5,515,000 for the three months ended September 30, 2001, compared to approximately $4,081,000 for the three months ended September 30, 2000, representing an increase of approximately $1,434,000. The increase for the three months ended September 30, 2001, relates to additional selling, general and administrative costs associated with the 2000 Acquisitions and the timing of certain legal and project development expenses. Selling, general and administrative expenses were approximately $15,595,000 for the nine months ended September 30, 2001, compared to approximately $9,099,000 for the nine months ended September 30, 2000, representing an increase of approximately $6,496,000. The increase for the nine months ended September 30, 2001, relates to additional selling, general and administrative costs associated with the 2000 Acquisitions and additional marketing, human resources, and other staff at the corporate level.

Amortization of goodwill was approximately $1,156,000 for the three months ended September 30, 2001, and $3,439,000 for the nine months ended September 30, 2001, compared to approximately $1,040,000 for the three months ended September 30, 2000, and $2,478,000 for the nine months ended September 30, 2000. The increase relates to the 2000 Acquisitions.

During the three months ended September 30, 2001, the Company had an approximately $6,043,000 nonrecurring gain from a litigation settlement. See Note (7) for further discussion.

Other expense, net was approximately $6,252,000 for the three months ended September 30, 2001, compared to approximately $5,907,000 for the three months ended September 30, 2000, representing an increase in expense of approximately $345,000. Other expense, net for the nine months ended September 30, 2001, was approximately $20,652,000 compared to approximately $10,938,000 for the nine months ended September 30, 2000. The increase relates primarily to interest expense, which increased due to additional debt incurred to fund the 2000 Acquisitions partially offset by lower market interest rates and savings from debt repayments.

As a result of the foregoing, net income before preferred stock dividends, noncash beneficial conversion charges, and change in accounting for derivatives of approximately $11,966,000, or $0.61 per share, was reported for the three months ended September 30, 2001, compared to a net income before preferred stock dividends, noncash beneficial conversion charges, and change in accounting for derivatives of approximately $3,707,000, or $0.19 per share, for the three months ended September 30, 2000. Net income before preferred stock dividends, noncash beneficial conversion charges, and change in accounting for derivatives of approximately $16,883,000, or $0.87 per share, was reported for the nine months ended September 30, 2001, compared to net income before preferred stock dividends, noncash beneficial conversion charges, and change in accounting for derivatives of approximately $4,052,000, or $0.21 per share, for the nine months ended September 30, 2000.

During the three months ended September 30, 2001, and the nine months ended September 30, 2001, the Company recognized preferred stock dividends of approximately $1,815,000 and $5,401,000, respectively, compared to approximately $1,283,000 and $2,234,000 for the three months ended September 30, 2000, and the nine months ended September 30, 2000, respectively. The dividends relate to the issuance of redeemable preferred stock for the 2000 Acquisitions. Additionally, for the three months ended September 30, 2000, and the nine months ended September 30, 2000, noncash beneficial conversion charges of approximately $11,402,000 and $37,045,000 were recognized in connection with the 2000 Acquisitions; there were no such charges in 2001. See Note (3) for further discussion.

The Company has generated net operating loss ("NOL") carryforwards of approximately $35 million available to reduce future income taxes through fiscal 2000. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Accordingly, the Company's ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has incurred taxable losses in recent years and the utilization of these carryforwards could be limited as discussed above, a valuation allowance has been established to substantially offset the net deferred tax asset at September 30, 2001, and December 31, 2000. The Company currently expects that it will record a tax provision beginning in fiscal 2002, substantially all of which is expected to be deferred due to significant excess accelerated tax depreciation deductions.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations principally through its credit facility and through funds provided by operating activities.

The Company purchased capital assets during the nine months ended September 30, 2001, in the amount of approximately $9,538,000 and sold capital assets with proceeds totaling approximately $911,000.

As of September 30, 2001, the Company had current maturities on long-term debt and current maturities on nonrecourse tax-exempt revenue bonds totalling approximately $14,487,000, as compared to approximately $11,450,000 at December 31, 2000. The Company's long-term debt and nonrecourse tax-exempt revenue bonds totaled approximately $266,825,000 at September 30, 2001, reflecting a decrease of approximately $18,107,000 from December 31, 2000. This decrease is due primarily to principal payments made with funds generated from operating activities on the Company's Senior Credit Agreement during the nine months ended September 30, 2001.

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

         (iv.) Acquisition Loans up to $50,000,000 outstanding at any one time available on a revolving basis prior to February 14, 2002, provided that certain approvals are obtained and certain financial ratios are met; and

         (v.) Letters of credit issuable by the Company up to $20,000,000 as a subset of the Revolving Loans. At November 6, 2001, the Company had approximately $9,687,000 letters of credit outstanding.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

Period Ending December 31,

                                                         REVOLVING          TERM A            TERM B           ACQUISITION
                                                           LOANS             LOANS             LOANS              LOANS
                                                         ---------          ------            ------           -----------
2000 ..................................                       --             5.00%              .50%                  0%
2001 ..................................                       --            15.00%             1.00%                  0%
2002 ..................................                       --            22.50%             1.00%               5.00%
2003 ..................................                       --            17.50%             1.00%               6.67%
2004 ..................................                       --            20.00%             1.00%              11.67%
2005 ..................................                   100.00%           20.00%             1.00%              76.66%
2006 ..................................                       --               --             94.50%                 --
                                                         --------          -------           -------             -------
                                                          100.00%          100.00%           100.00%             100.00%
                                                         ========          =======           =======             =======



The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it is in compliance with those covenants as of September 30, 2001. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of September 30, 2001, the Company has borrowed approximately $168,464,000 ($39,071,000 of Term A Loans, $90,782,000 of Term B Loans, and $38,611,000 of Acquisition Loans), which was primarily used to refinance existing debt, partially fund the 2000 Acquisitions, and to retire bonds assumed in the RESTEC acquisition. As of September 30, 2001, the Company has approximately $31,000,000 of unused borrowings under the Senior Credit Agreement. The Company's Senior Credit Agreement contains various financial covenants, including a senior debt-to-cash flow ratio, as defined, determined at the end of each quarter. As of September 30, 2001, the maximum senior debt that could have been outstanding while remaining in compliance with the senior debt-to-cash flow ratio was approximately $199,400,000. As of November 6, 2001, the Company has borrowed approximately $176,464,000 ($39,071,000 of Term A Loans, $90,782,000 of Term B
Loans, $38,611,000 of Acquisition Loans, and $8,000,000 of Revolving Loans) with approximately $23,000,000 of unused borrowings remaining under the Senior Credit Agreement.

On January 27, 2000, the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The agreement was amended on August 14, 2000, allowing, among other things, for GTCR Capital to syndicate a portion of the commitment. The loans bear interest at an annual rate of 12 percent paid quarterly and provide warrants that are convertible into Preferred

Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of September 30, 2001, and November 6, 2001, the Company has borrowed approximately $52,760,000 of indebtedness under the terms of the agreement, which was used to partially fund the 2000 Acquisitions. Warrants to acquire 9,225.839 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised.

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

At September 30, 2001, the Project Revenue Bonds were collateralized by property, plant and equipment with a net book value of approximately $60,620,954 and restricted cash of approximately $9,362,000.

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

Restricted cash represents monies held by the Trustee for the loan agreement between the Maryland Energy Financing Administration and SBI. The loan, based on the terms of the related indenture, requires that certain monies be placed in restricted fund accounts to be used for various designated purposes (i.e., debt service reserve funds, bond funds, etc.). The debt service reserve fund and the principal fund has been presented net of debt in the accompanying balance sheets. Monies in the funds will remain restricted until such time as the related loan matures or is paid off, whichever occurs first. SBI was in compliance with the reserve requirements as of September 30, 2001.

At September 30, 2001, the Company had working capital of approximately $9,903,000. Accounts receivable, notes receivable, and prepaid expenses and other currents assets increased by approximately $3,174,000 during the nine months ended September 30, 2001, primarily due to reduced receivables. The Company evaluates the collectibility of its receivables based on a specific account-by-account review, and has an allowance of approximately $2,125,000 at September 30, 2001. Accounts payable and accrued expenses increased by approximately $5,798,000 during the nine months ended September 30, 2001 primarily due to the 2000 Acquisitions. The Company believes its cash requirements for 2001 can be met with existing cash, cash flows from operations and its borrowing availability under the current debt agreements.

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

INTEREST RATE RISK

Total debt at September 30, 2001, and November 6, 2001, included approximately $168,464,000 and $176,464,000, respectively, in floating rate debt attributed to borrowings under the Senior Credit Agreement at an average interest rate of 7.83 percent and 5.92 percent, respectively. As a result, the Company's annual interest cost in 2001 will fluctuate based on short-term interest rates. The Company entered into an interest rate cap agreement at July 3, 2001, establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6.50 percent and entered into a reverse swap agreement at June 25, 2001, on its subordinated debt in order to manage risk and reduce exposure to interest rate fluctuations as required under the Company's Senior Credit Agreement. The Company has designated its interest rate cap agreement as an effective cash flow hedge and the reverse swap agreement as an effective fair value hedge. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $652,000 after taking into consideration the hedge agreements.

At September 30, 2001, the book value of the Company's fixed-rate debt approximated the fair market value of approximately $98,361,000.

                           PART II - OTHER INFORMATION
ITEM 1.

LITIGATION

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

AZURIX CORP.

The Company was involved in two related lawsuits with Azurix Corp. ("Azurix"). These cases arose from disputes between the Company and Azurix. The events giving rise to the lawsuits began when Synagro and Azurix entered into a confidentiality agreement, giving Azurix access to confidential and proprietary information about Synagro for purposes of evaluating potential transactions between the parties, including an equity investment (through a subscription agreement) by Azurix in Synagro to provide the equity capital for business acquisitions and a possible merger between the two companies. Subsequently, Synagro and Azurix supplemented the confidentiality agreement by mutually consenting to the terms and conditions of a standstill agreement under which Azurix agreed, among other things, not to pursue, for a specified period and in the absence of Synagro's consent, the acquisition of companies that Synagro had targeted for acquisition. Synagro asserted that Azurix breached its obligations to Synagro under the confidentiality and standstill agreements, as well as the subscription agreement.

These matters were resolved pursuant to a favorable settlement entered into with Azurix Corporation in August 2001. Proceeds received by the Company, net of attorneys' fees, totaled approximately $6 million, which has been recorded on the Company's statements as a nonrecurring gain from litigation settlement.

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

No trial date has been set at this time. The case is currently subject to an agreed stay while the parties are exploring settlement. If the site is closed, the Company may incur additional costs related to contractual agreements and site closure. Additionally, goodwill and certain assets may be impaired. Total goodwill associated with the operations is approximately $13,938,000 at September 30, 2001. The financial impact associated with a site closure cannot be reasonably estimated at this time. Although the Company feels that its case is meritorious, the ultimate outcome cannot be determined at this time.

RELIANCE INSURANCE

For the 24 months ended October 31, 2000 (the "Reliance Coverage Period"), the Company insured certain risks, including automobile, general, and worker's compensation, with Reliance National Indemnity Company ("Reliance") through policies totaling $26 million in annual coverage. On May 29, 2001, a Pennsylvania Court entered an order appointing the Pennsylvania Insurance Commissioner as Rehabilitator and directing the Rehabilitator to take immediate possession of Reliance's assets and business. On June 11, 2001, Reliance's ultimate parent, Reliance Group Holdings, Inc., filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code of 1978, as amended. On October 3, 2001, the Pennsylvania Insurance Commissioner removed Reliance from rehabilitation and placed it into liquidation.

On January 21, 2000, several plaintiffs filed suit in the District Court of Jackson County, Texas (the "Lopez Suit") against the Company's wholly owned subsidiary, Synagro of Texas-CDR, Inc. The Lopez Suit was later amended to name the Company as an additional defendant. The suit arises out of an automobile accident involving a vehicle operated by Synagro of Texas - CDR, Inc., in which one person was killed and two others were injured. The Lopez Suit was set for trial in November 2001; however, on October 16, 2001, as a result of the Texas Insurance Commissioner's finding that Reliance was impaired, a notice of automatic 180-day stay was filed in the Lopez Suit. Due to the stay, the Lopez Suit is not currently set for trial. The Lopez plaintiffs are seeking unspecified damages from the Company and its affiliates, which, if awarded, may or may not exceed the Company's $26 million insurance policy limits. On November 13, 2001, the Company filed a petition for intervention in the Pennsylvania Court requesting that the Court approve and order Reliance to fund a $12 million settlement that Reliance had proposed regarding the Lopez Suit (the "Intervention Action")

The Company and its affiliates are vigorously defending themselves against this lawsuit. It is also not possible at this time to predict the impact that the liquidation of Reliance may have on the ultimate resolution of the Lopez Suit or on the Company's ability to pay any amounts it may be liable for in connection with the resolution of this lawsuit. It is possible, depending on the outcome of the AON Suit (discussed below) and the Intervention Action, that the Company will have no (or insufficient) insurance funds available to pay any potential losses. Such a result could have a materially adverse impact on the Company's financial condition or results of operations in future periods. However, due to uncertainties relating to (1) the Company's ultimate liability, if any, for damages in the Lopez case; (2) the availability of the insurance coverage; (3) the potential for recovery from the AON suit; or (4) the Intervention Action, the Company has not recorded any loss accruals related to the Lopez case at this time.

Other third parties have asserted claims and/or brought suit against the Company and its affiliates related to alleged acts or omissions occurring during the Reliance Coverage Period. Although the ultimate outcome cannot be predicted at this time, management believes that the cost of these other claims and/or suits (other than the Lopez case) will either be covered by state guaranty fund proceeds or will not be material to the Company.

AON

On October 4, 2001, the Company filed suit against its insurance broker, AON Risk Services of Texas, Inc. ("AON"), and the several insurance companies that reinsured the policies issued by Reliance (the "Reinsurers") (the "AON Suit"). In the AON Suit, the Company is seeking a judgment against AON for any and all sums that the Company may become liable for as a result of any settlement of, or the entry of any judgment in, the Lopez Suit, and any and all costs associated with defense thereof, as a result of the Company's assertion of negligence by AON in placing the entirety of the Company's insurance coverage with Reliance and AON's failure to obtain "cut through endorsements" to the Reliance policies which would enable the Company to proceed directly against the Reinsurers. The Company is also seeking a declaratory judgment against the Reinsurers declaring that the Reinsurers owe the Company a duty of defense and indemnity in the Lopez Suit as a result of the Reinsurers' participation in the investigation, evaluation, and handling of the Lopez Suit, and as a result of any "cut through endorsements" that may have been obtained by AON. The AON Suit is at an early stage, and the ultimate outcome of this litigation, including amounts, if any, that may be recovered by the Company, cannot be determined at this time.

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

(B)  Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    SYNAGRO TECHNOLOGIES, INC.

    Date:  November 14, 2001                By:      /s/ ROSS M. PATTEN
                                                -------------------------------
                                                     Chief Executive Officer


    Date:  November 14, 2001                By:      /s/ J. PAUL WITHROW
                                                -------------------------------
                                                     Chief Financial Officer

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

10.18    Stock Purchase Agreement dated April 28, 2000, by and among Synagro
         Technologies Inc., Resco Holdings, Inc., Waste Management Holdings
         Inc., and Waste Management Inc. (Exhibit 2.1 to the Company's Current
         Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

10.19 Amended and Restated Monitoring Agreement dated August 14, 2000, by and between Synagro Technologies, Inc., GTCR Golder Rauner, L.L.C., and
         TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust
         II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II,
         L.P., and TCW Leveraged Income Trust IV, L.P. (Exhibit 2.12 to the
         Company's Current Report on Form 8-K, dated August 28, 2000, is herein incorporated by reference.)

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

10.24*   Employment Agreement dated January 1, 2000, by and between Synagro
         Technologies, Inc. and Randall S. Tuttle.

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

10.30*   Employment Agreement dated September 1, 2001, by and between Synagro
         Technologies, Inc. and James P. Carmichael.

*        Filed herewith.