Form 10-K
period 2001-12-31
SYNAGRO TECHNOLOGIES INC
filed 2002-03-22
CIK 895565

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER 0-21054
                           SYNAGRO TECHNOLOGIES, INC.
             (Exact name of Registrant as Specified in its Charter)

                   DELAWARE                                      76-0511324
         (State or other jurisdiction                         (I.R.S. employer
      of incorporation or organization)                     identification no.)




        1800 BERING DRIVE, SUITE 1000                              77057
                HOUSTON, TEXAS                                   (Zip Code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (713) 369-1700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $.002 par value
                        Preferred Stock Purchase Rights
                             (Title of each class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the Registrant's Common Stock as of March 19, 2002, was 19,476,781. The aggregate market value of the 14,955,502 shares of the registrant's Common Stock held by non-affiliates of the Registrant, based on the market price of the Common Stock of $2.34 per share as of March 19, 2002, was approximately $34,995,876.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 2002 Annual Meeting of Stockholders of the Registrant (Sections entitled "Synagro Common Stock Beneficially Owned by Directors, Officers and Five Percent Shareholders", "Compensation Tables", "Executive Officers" and "Proposal 1 -- Election of Directors", and Subsections entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and "Certain Transactions") is incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

BUSINESS OVERVIEW

     We are a national wastewater residuals management company serving more than 1,000 municipal and industrial wastewater treatment plants and have operations in 35 states and the District of Columbia. We offer many services that focus on the beneficial reuse of organic non-hazardous residuals resulting from the wastewater treatment process. We believe that the services we offer are compelling to our customers because they allow our customers to avoid the significant capital and operating costs that they would have to incur if they internally managed their wastewater residuals.

     We provide a broad range of services, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application. We currently operate four heat-drying facilities, four composting facilities, three incineration facilities, one manure-to-energy facility, 27 permanent and 22 mobile dewatering units, and more than 250 small wastewater treatment plants (ranging from 500 gallons per day to 500,000 gallons per day).

     Approximately 80% of our 2001 revenue was generated through more than 450 contracts that range from one to twenty-five years in length. These contracts have a backlog of approximately $1.8 billion, which represents more than seven times our 2001 revenue. In general, our contracts contain provisions for inflation related annual price increases, renewal provisions, and broad force majeure clauses. Our top ten customers have an average of 11.3 years remaining on their current contracts, including renewal options. In 2001, we experienced a contract retention rate (both renewals and rebids) of approximately 90%.

     We benefit from significant customer diversification, with our single largest customer accounting for 14% of our 2001 annual revenues, and our top ten customers accounting for approximately 34% of our 2001 annual revenues. For the year ended December 31, 2001, our municipal and industrial customers accounted for 84% and 11%, respectively, of our revenues.

INDUSTRY OVERVIEW

  HISTORY

     Most residential, commercial, and industrial wastewater is collected through an extensive network of sewers and transported to wastewater treatment plants, which are known as publicly owned treatment works ("POTWs"). When wastewater is treated at POTWs or at industrial wastewater pre-treatment facilities, the process separates the liquid portion of the wastewater from the solids (or wastewater residuals) portion. The water is treated for ultimate discharge, typically into a river or other surface water. Prior to the promulgation of the 40 CFR Part 503 Regulations by the Environmental Protection Agency ("EPA") pursuant to the Clean Water Act ("Part 503 Regulations") in 1993, most POTWs simply disposed of untreated wastewater residuals through surface water dumping, incineration, and landfilling. The Part 503 Regulations began a phase-out of surface water dumping of wastewater residuals and, after one of the EPA's most thorough risk assessments, encouraged their beneficial reuse. This created significant growth for the wastewater residuals management industry. To establish beneficial reuse as an option for wastewater generators, the EPA established a classification methodology for the wastewater residuals that is based on how the wastewater residuals are processed. Now, in most cases, the POTW further processes the wastewater residuals and produces a semisolid, nutrient-rich byproduct known as biosolids. We use the term "wastewater residuals" to include both solids that have been treated pursuant to the Part 503 Regulations and those that have not. Biosolids, as a subset of wastewater residuals, is intended to refer to wastewater solids that meet either the Class A or Class B standard as defined in the Part 503 Regulations.

  CLASSES OF BIOSOLIDS

     When treated and processed according to the Part 503 Regulations, biosolids can be beneficially reused and applied to crop land to improve soil quality and productivity due to the nutrients and organic matter that they contain. Biosolids applied to agricultural land, forest, public contact sites, or reclamation sites must meet either Class A or Class B pathogen and vector attraction reduction requirements contained in the Part 503 Regulations. This classification is determined by the level of processing the biosolids have undergone. Pursuant to the Part 503 Regulations, there are specific methods available to achieve Class A standards and other specific methods available to achieve Class B standards, otherwise the biosolids are considered Sub-Class B. Each alternative for Class A requires that the resulting biosolids be essentially pathogen free. In general, Class A biosolids are generated by more capital intensive processes, such as composting, heat drying, heat treatment, high temperature digestion and alkaline stabilization. Class A biosolids have the highest market value, are sold as fertilizer, and can be applied to any type of land or crop.

     Class B biosolids are treated to a lesser degree by processes such as digestion or alkaline stabilization. These biosolids are typically land applied on farmland by professional farmers or agronomists and are monitored to comply with associated federal and state reporting requirements. The Part 503 Regulations, however, regulate the type of agricultural crops for which Class B biosolids may be used.

     Finally, in some cases, the POTW does not treat its wastewater residuals to either Class A or Class B standards and such residuals are considered Sub-Class
B. These residuals can either be processed to Class A standards or Class B standards by an outside service provider or disposed of through incineration or landfilling.

  MARKET SIZE/FRAGMENTATION

     According to the EPA's 1999 study entitled Biosolids Generation, Use, and Disposal in the United States, the quantity of municipal biosolids produced in the United States was projected to be approximately 7.1 million dry tons in 2000, processed through approximately 16,000 POTWs. It is estimated that 8.2 million dry tons of biosolids will be generated in 2010, and that an additional 3,000 POTWs will be built by 2012. It is also estimated that 63% of these biosolids volumes are currently beneficially reused, growing to 70% in 2010. An independent study by the Water Infrastructure Network, entitled Clean & Safe Water for the 21st Century, estimates that municipalities spend more than $22 billion per year on the operations and maintenance of wastewater treatment plants. We estimate, based on conversations with consulting engineers, that up to 40% of those annual costs, or $8.8 billion, are associated with the management of municipal wastewater residuals.

     Industry sources estimate that industrial generators of wastewater (such as food and beverage processors and pulp and paper manufacturers) spend approximately $7 billion per year on operations and maintenance. Assuming that, as is the case with POTWs, 40% of these expenditures are associated with the management of residuals, annual related costs represent approximately $2.8 billion. Therefore, we estimate the total size of the combined municipal and industrial wastewater residuals market to be $11.6 billion.

     An emerging component of the industrial market with significant potential that we are monitoring closely involves the residuals generated by large Concentrated Animal Feeding Operations ("CAFOs"). According to the EPA, agriculture is a contributor to the pollution found in rivers, streams, and lakes in the United States. The EPA estimates that 376,000 livestock operations confine animals and generate approximately 64 million tons of manure annually. Under proposed federal regulations, the largest CAFOs will be required to apply waste management practices similar to those currently used by municipal and industrial wastewater generators. We believe that our wastewater residuals management capabilities will provide us with significant growth opportunities as this market develops.

     We believe that the management of wastewater residuals is a highly fragmented industry and that we are the only dedicated provider of a full range of services on a national scale. Historically, POTWs performed the necessary wastewater residuals management services, but this function is increasingly being performed by private contractors in an effort to lower cost, increase efficiency and comply with stricter regulations.

  MARKET GROWTH

     We estimate the $11.6 billion wastewater residuals industry will grow at 4 to 5% annually over the next decade. The growth in the underlying volumes of wastewater residuals generated by the municipal and industrial markets is driven by a number of factors. These factors include:

          Population Growth and Population Served. As the population grows, the amount of biosolids produced by municipal POTWs is expected to increase proportionately. In addition to population growth, the amount of residuals available for reuse should also grow as more of the population is served by municipal sewer networks. As urban sprawl continues and cities' desires to annex surrounding areas increases, POTWs will treat more wastewater. It is expected that the amount of wastewater managed on a daily basis by municipal wastewater treatment plants will increase more than 40% by 2012, which should significantly increase the amount of municipal residuals generated.

          Pressures To Better Manage Wastewater. There is tremendous pressure from many stakeholders, including environmentalists, land owners, and politicians, being applied to municipal and industrial wastewater generators to better manage the wastewater treatment process. The costs (such as regulatory penalties and litigation exposure) of not applying the best available technology to properly manage waste streams have now grown to material levels. This trend should continue to drive the growth of more wastewater treatment facilities with better separation technologies, which increase the amount of residuals ultimately produced.

          Stricter Regulations. If the trend continues and laws and regulations that govern the quality of the effluent from wastewater treatment plants become stricter, POTWs and industrial wastewater treatment facilities will be forced to remove more and more residuals from the wastewater, thereby increasing the amount of residuals needing to be properly managed. With respect to industrial generators in the agricultural sector, such as livestock growers and processors, the pending CAFO regulations being promulgated by the EPA will have a material impact on how these operations manage their large production of wastewater. Under proposed federal regulations, the largest CAFOs will be required to apply waste management practices similar to those currently used by municipal and other industrial wastewater generators, thereby significantly increasing the size of the industrial residuals market.

          Advances in Technology. The total amount of residuals produced annually continues to increase due to advancements in municipal and industrial wastewater treatment technology. In addition to improvements in secondary and tertiary treatment methods, which can increase the quantity of residuals produced at a wastewater treatment plant, segregation technologies, such as microfiltration, also result in more residuals being separated from the wastewater.

  MARKET TRENDS

     In addition to the growth of the underlying volumes of wastewater residuals, there is a trend of municipalities converting from Sub-Class B and Class B processes to Class A processes. There are numerous reasons for this trend, including:

          Decaying Infrastructure. Many municipal POTWs operate aging and decaying wastewater infrastructure. According to the Water Infrastructure Network's recent study, municipalities will need to spend more than $900 billion over the next 20 years to upgrade these systems. As this effort is rolled out and POTWs undergo design changes and new construction, opportunities will exist to also upgrade wastewater residuals treatment processes. We expect that the trend toward more facility-based approaches, such as drying and pelletization, will increase with this infrastructure spending. In addition, the need to provide capital for these expenditures should create pressures for more outsourcing opportunities.

          Shrinking Agricultural Base and Urbanization. As population density increases, the availability of nearby farmland for land application of Class B biosolids becomes diminished. Under these circumstances, the transportation costs associated with a Class B program may increase to such an extent that the higher upfront processing costs of Class A programs may become attractive to generators. Production of Class A pellets offer significant volume reduction, greatly reduced transportation costs, and the enhanced value of pellets allows, in many cases, revenue realization from product sales.

          Public Sentiment. While the Part 503 Regulations provide equal levels of public safety in the distribution of Class A and Class B biosolids, the public sometimes perceives a greater risk from the application of Class B biosolids. This is particularly true in heavily populated areas. Municipalities are responding to these public and political pressures by upgrading their programs to the Class A level. Certain municipalities and wastewater agencies have industry leadership mindsets where they endeavor to provide their constituents with the highest level, most advanced treatment technologies available. These agencies will typically fulfill at least a portion of their residuals management needs with Class A technologies.

          Regulatory Stringency. With the promulgation of the Part 503 Regulations, the EPA and, subsequently, state regulatory agencies have made the distribution of Class A biosolids products largely unrestricted. Utilization requirements for Class B biosolids are significantly more onerous. Based on this, municipalities are moving to Class A programs to avoid the governmental permitting, public hearings, compliance and enforcement bureaucracy associated with Class B programs. This regulatory support to reduce and recycle residuals, and to increase the quality of the biosolids, works in our favor.

COMPETITIVE STRENGTHS

     We believe that we benefit from the following competitive strengths:

  BROAD SERVICE OFFERING

     We provide our customers with complete, vertically-integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application. Advantages to our customers include:

          Significant Land Base. We have a large land base available for the land application of wastewater residuals. We currently maintain permits and registration or licensing agreements on more than 950,000 acres of land in 29 states. We feel that this land base provides us with an important advantage when bidding new work and retaining existing business.

          Large Range of Processing Capabilities and Product Marketing Experience. We are one of the most experienced firms in treating wastewater residuals to meet the EPA's Class A standards. We have numerous capabilities to achieve Class A standards, and we currently operate four heat-drying facilities and four composting facilities. In addition, we are the leader in marketing Class A biosolids either generated by us or by others. In 2001, we marketed approximately 64% of the heat dried pellets produced in the United States, produced either by us or by municipally owned facilities.

          Regulatory Compliance and Reporting. An important element for the long-term success of a wastewater residuals management program is the certainty of compliance with local, state and federal regulations. Accurate and timely documentation of regulatory compliance is mandatory. We provide this service, as part of our turn-key operations, through a proprietary integrated data management system (the Residuals Management System) that has been designed to store, manage and report information about our clients' wastewater residuals programs. We believe that our regulatory compliance and reporting capabilities provide us with an important competitive advantage when presented to the municipal and industrial wastewater generators.

  LARGEST IN SCALE

     We are the only national company focused exclusively on wastewater residuals management services. We believe that our leading market position provides us with more operating leverage and a unique competitive advantage in attracting and retaining customers and employees as compared to our regional and local competitors. We believe the advantages of scale include:

          Knowledgeable Sales Force. We have a large sales force dedicated to the wastewater residuals market. We market our services via a multi-tiered sales force, utilizing a combination of more than 60 experienced business developers, engineering support staff, and seasoned operations directors. This group of individuals is responsible for maintaining our existing business and identifying new wastewater residuals management opportunities. On average, these individuals have in excess of 10 years of industry experience. We believe that their unique knowledge and longstanding customer relationships gives us a competitive advantage in identifying and successfully securing new business.

          Bonding Capacity. Commercial, federal, state and municipal projects often require operators to post performance and, in some cases, payment bonds at the execution of a contract. The amount of bonding capacity offered by sureties is a function of financial health of the company requesting the bonding. Operators without adequate bonding may be ineligible to bid or negotiate on many projects. We have strong bonding relationships with large national sureties. As of March 13, 2002, we had a bonding capacity of approximately $140 million with approximately $115 million utilized as of that date. We believe the existing capacity is sufficient to meet bonding needs for the foreseeable future. To date, no payments have been made by any bonding company for bonds issued on our behalf.

          Financial Stability. With assets of $446 million and total capitalization of $391 million as of December 31, 2001, we believe we have a degree of financial stability greater than our local and regional competitors, which makes us an attractive long-term partner for municipal and industrial customers.

BUSINESS STRATEGY

     Our goals are to strengthen our position as the only national company exclusively focused on wastewater residuals management and to continuously improve our margins. Components of our strategy to achieve these goals include:

  INTERNAL GROWTH BASED ON OUTSOURCING

     We believe that we have the opportunity to expand our business by providing services for new customers who currently perform their own wastewater residuals management, and by increasing the range of services that our existing customers outsource to us.

          Developing New Customers. We estimate that a majority of the wastewater treatment facilities located in the United States perform their own wastewater residuals management services. In many cases, we believe that we can provide the customer with better service at a cost that is lower than what it costs to provide the service internally. We take a collaborative approach with potential customers where our sales force consults with potential customers and positions us as a solution provider. For example, at a customer's plant in Illinois we recently took over responsibility for managing 15,000 dry tons per year of lime residuals. By saving the customer costs by land applying materials as opposed to landfilling, the customer has now asked us to offer solutions for their residuals management needs at three other facilities. In addition, because we do not manufacture equipment we are able to provide unbiased solutions to our clients' needs.

          Expanding Services to Existing Customers. We have the opportunity to provide many of our existing customers with additional services as part of a complete residuals management program. We endeavor to educate these existing customers about the benefits of a complete residuals management solution and offer other services where the value is compelling. These opportunities may provide us with long-term contracts, increased barriers to entry, and better relationships with our customers. For example, we have made a concerted effort to provide in-plant dewatering services to our customers, because we believe we can typically provide this necessary service below the customer's internal operating costs. As a result, we now operate more than 22 mobile and 27 permanent dewatering facilities throughout the United States.

  IMPROVE MARGINS

     We actively work to improve our margins by increasing revenues while leveraging our operating infrastructure in the field and our corporate overhead. This strategy encompasses increasing revenues by providing additional services to our existing customer base, targeting new work in specific market segments that have historically generated the highest returns for us, and prospective marketing initiatives with both industrial and municipal clients to strategically position us for success in securing new business. By executing this strategy, we have improved our Adjusted EBITDA margins from 18.3% in 1999 to 23.3% in 2001.

  SELECTIVELY SEEK COMPLEMENTARY ACQUISITIONS

     We selectively seek strategic opportunities to acquire businesses that profitably expand our service offerings, increase our geographic coverage, or increase our customer base. We believe that strategic acquisitions can enable us to gain efficiencies in our existing operations.

SERVICES AND OPERATIONS

     Today, generators of municipal and industrial residuals must provide sound environmental management practices with limited economic resources. For help with these challenges, municipal and industrial generators throughout the United States have turned to us for solutions.

     We partner with our clients to develop cost-effective, environmentally sound solutions to their residuals processing and beneficial use requirements. We provide the flexibility and comprehensive services that generators need, with negotiated pricing, regulatory compliance, and operational performance. We work with our clients to find new and better solutions to their wastewater residuals management challenges. In addition, because we do not manufacture equipment, we are able to provide unbiased solutions to our customers' needs. We provide our customers with complete, vertically-integrated services and capabilities, including design/build services, facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application.

                                    (GRAPH)

     1. Design and Build Services. We designed, built, and operate four heat drying and pelletization facilities and four composting facilities. We currently have a new drying facility under construction, which we will operate when it is completed. We operate three incineration facilities, two of which we have significantly upgraded and one of which we built. Lastly we designed, built, and operate over twenty biosolids dewatering facilities. All of our facility design, construction and operating experience is with biosolids projects.

     2. Facility Operations. Our facility operations and maintenance group provides contract operations to customers that desire to out-source the overall management of their wastewater treatment facilities. Our operations and maintenance personnel are experienced in many different types of treatment processes. Our staff members have operated wastewater treatment plants ranging in size from 127 million gallons per day down to facilities that serve individual homes. They have managed processes including activated sludge, rotating biological contactors, membrane separation, biological nutrient removal and chemical precipitation. Our maintenance staff provides maintenance and repair services to municipal and industrial wastewater treatment systems, including automated instrumentation and controls. Our certified laboratories provide analytical data that our customers need for regulatory compliance monitoring. We currently operate over 250 small wastewater treatment plants (ranging from 500 gallons per day to over 500,000 gallons per day).

     3. Facility Cleanout Services. Our facility cleanout services focus on the cleaning and maintenance of the digesters at municipal and industrial wastewater facilities. Digester cleaning involves complex operational and safety considerations. Our self-contained pumping systems and agitation equipment remove a high percentage of biosolids without the addition of large quantities of dilution water. This method provides our customers a low bottom-line cost per dry ton of solids removed. Solids removed from the digesters can either be recycled through our ongoing agricultural land application programs or landfilled.

     4. Regulatory Compliance. An important element for the long-term success of a wastewater residuals management program is the certainty of compliance with local, state and federal regulations. Accurate and timely documentation of regulatory compliance is mandatory. We provide this service through our proprietary Residuals Management System (RMS).

     RMS is an integrated data management system that has been designed to store, manage and report information about our clients' wastewater residuals programs. Every time our professional operations or technical staff perform activities relating to a particular project, RMS is updated to record the characteristics of the material, how much material was moved, when it was moved, who moved it and where it went. In addition to basic operational information, laboratory analyses are input in order to monitor both annual and cumulative loading rates for metals and nutrients. This loading information is coupled with field identification to provide current information for agronomic application rate computations.

     This information is used in two ways. First and foremost, it provides a database for regulatory reporting and provides the information required for monthly and annual technical reports that are sent to the EPA and state regulatory agencies. Second, information entered into RMS is used as an important part of the invoicing process. This check and balance system provides a link between our operational, technical and accounting departments to ensure correct accounting and regulatory compliance.

     RMS is a tool that gives our clients timely access to information regarding their wastewater residuals management program. We continue to dedicate resources to the continuous improvement of RMS. We believe that our regulatory compliance and reporting capabilities provide us with a competitive advantage when presented to the municipal and industrial wastewater generators.

     5. Dewatering. We provide residuals dewatering services for wastewater treatment facilities on either a permanent, temporary or emergency basis. These services include design, procurement, and operations. We provide the staffing to operate and maintain these facilities to ensure satisfactory operation and regulatory compliance of the residuals management program. We currently operate 27 permanent and 22 mobile dewatering facilities.

     6. Collection and Transportation. For our liquid residuals operations, a combination of mixers, dredges and/or pumps are used to load our tanker trailers. These tankers transport the residuals to either a land application site or one of our residuals processing facilities. For our dewatered residuals operations, the dewatered residuals are loaded into trailers by either front end loaders or conveyors. These trailers are then transported to either land application sites or to one of our residuals processing facilities.

     7. Composting. For composting projects, we provide a comprehensive range of technologies, operations services and end product marketing through our various divisions and regional offices. All of our composting alternatives provide high-quality Class A products that we market to landscapers, nurseries, farms and fertilizer companies through our Organic Product Marketing Group described below. In some cases, fertilizer companies package the product and resell it for home consumer use. We utilize three different types of composting methodologies: aerated static pile, in-vessel, and open windrow. Aerated static pile composting offers economic advantages when a totally enclosed facility is not required. In-vessel composting uses an automated, enclosed system that mechanically agitates and aerates blended organic materials in concrete bays. We also offer the windrow method of composting to clients with favorable climatic conditions. In areas with a hot, dry climate, the windrow method lends itself to the efficient evaporation of excess water from dewatered residuals. This makes it possible to minimize or eliminate any need for bulking agents other than recycled compost. We currently operate four composting facilities and one manure-to-energy facility.

     8. Drying and Pelletizing. The heat drying process utilizes a recirculating system to evaporate water from wastewater residuals and create pea-sized pellets. A critical aspect of any drying technology is its ability to produce a consistent and high quality Class A end product that is marketable to identified end-users. This requires the system to manufacture pellets that meet certain criteria with respect to size, dryness, dust elimination, microbiological cleanliness, and durability. We market heat dried biosolids products to the agricultural and fertilizer industries through our Organic Product Marketing Group described below.

     We built and currently operate four drying and pelletization facilities with municipalities including Baltimore, Maryland; Hagerstown, Maryland; and New York, New York. We are currently in the construction phase of a drying and pelletization facility for Pinellas County, Florida, which we will operate when it is completed.

     9. Product Marketing. In 1992, we formed the Organic Product Marketing Group (OPMG) to market composted and pelletized biosolids from our own facilities as well as municipally owned facilities. OPMG currently markets in excess of 500,000 yards of compost and 155,000 tons of pelletized biosolids annually. OPMG markets a majority of its biosolids products under the trade names Granulite(TM) and AllGro(TM). Based on our experience, OPMG is capable of marketing biosolids products to the highest paying markets. We are the leader in marketing end use wastewater residuals products, such as compost and heat dried pellets used for fertilizers, and in 2001 we marketed approximately 64% of the heat dried pellets produced in the United States.

     10. Incineration. In the Northeast, we economically and effectively process wastewater residuals through the utilization of the proven thermal processing technologies of multiple-hearth and fluid bed incineration. In multiple-hearth processing, residuals are fed into the top of the incinerator and then mechanically passed down to the hearths below. The heat from the burning residuals in the middle of the incinerator dries the residuals coming down from the top until they begin to burn. Since residuals have approximately the same British thermal unit value as wood chips, very little additional fuel is needed to make the residuals start to burn. The resulting ash by-product is non-toxic and inert, and can be beneficially used as alternative daily cover for landfills. In fluid bed processing, residuals are pumped directly into a boiling mass of super heated sand and air (the fluid bed) that vaporizes the residuals on contact. The top of the fluid bed burns off any remaining compounds resulting in very low air emissions and very little ash by-product. Computerized control of the entire process makes this modern technology fuel efficient, easy to operate, and an environmentally friendly disposal method. We currently operate three incineration facilities.

     11. Alkaline Stabilization. We provide alkaline stabilization services by using lime to treat Sub-Class B biosolids to Class-B standards. Lime chemically reacts with the residuals and creates a Class B product. We offer this treatment process through our BIO*FIX process. Due to its very low capital cost, BIO*FIX is used in interim and emergency applications as well as long-term programs. The BIO*FIX process is designed to effectively inactivate pathogenic microorganisms and to prevent vector attraction and odor. The BIO*FIX process combines specific high-alkalinity materials with residuals at minimal cost. During the past several years, our engineers have developed and improved the BIO*FIX chemical formulations, material handling and instrumentation and control systems in concert with clients, federal and state regulators, consulting engineers and academic researchers.

     12. Land Application. The beneficial reuse of municipal and industrial biosolids through land application has been successfully performed in the United States for more than 100 years. Direct agricultural land application has the proven benefits of fertilization and organic matter addition to the soil. Agricultural communities throughout the country are well acquainted with the practice of land application of biosolids and have first hand experience with the associated agricultural and environmental benefits. Currently, we recycle Class B biosolids through agricultural land application programs in 29 states. Our revenues from land application services are the highest among our service offerings.

CONTRACTS

     Approximately 80% of our annual revenue is generated through more than 450 contracts with original terms that range from one to twenty-five years in length. These contracts have a backlog of approximately $1.8 billion, of which we estimate approximately $200 million will be realized in 2002. Our December 31, 2001 backlog represents more than seven times our 2001 revenue. In general, our contracts contain provisions for inflation related annual price increases, renewal provisions, and broad force majeure clauses. Our top ten customers have an average of 11.3 years remaining on their current contracts, including renewal options. In addition, we have experienced a historical contract renewal rate greater than 90%.

     Although we have a standard form of agreement, terms may vary depending upon the customer's service requirements and the volume of residuals generated and, in some situations, requirements imposed by statute or regulation. Contracts associated with our land application business are typically two to four year exclusive arrangements excluding renewal options. Contracts associated with drying and pelletizing, incineration or composting are typically longer term contracts, from five to 20 years, excluding renewal options, and typically include provisions such as put-or-pay arrangements and estimated changes in the consumer price index for contracts that contain price indexing. Other services such as cleanout and dewatering typically may or may not be under long-term contract depending on the circumstances.

     The majority of our contracts are with municipal entities. Typically a municipality will advertise a request for proposal, and numerous entities will bid to perform the services requested. Often the municipality will choose the best qualified bid, weighing multiple factors including range of services provided, experience, financial capability and lowest cost. The successful bidder then enters into contract negotiations with the municipality.

     Contracts typically include provisions relating to the allocation of risk, insurance, certification of the material, force majeure conditions, change of law situations, frequency of collection, pricing, form and extent of treatment, and documentation for tracking purposes. Many of our agreements with municipalities and water districts provide options for extension without the necessity of going to bid. In addition, many contracts have termination provisions that the customer can exercise; however, in most cases, such terminations create obligations to our customers to compensate us for lost profits.

BACKLOG

     At December 31, 2001, our estimated remaining contract value, which we call backlog, was $1.8 billion. In determining backlog, we calculate the expected payments remaining under the current terms of our contracts, assuming the renewal of contracts in accordance with their renewal provisions, no increase in the level of services during the remaining term, and estimated adjustments for changes in the consumer price index for contracts that contain price indexing. However, on the same basis, except assuming the renewal provisions are not exercised, we estimate our backlog at December 31, 2001 would have been $1.2 billion. These estimates are based on our operating experience, and we believe them to be reasonable. However, there can be no assurance that our backlog will be realized as contract revenue or earnings.

SALES AND MARKETING

     We have a sales and marketing group which has developed and is implementing a comprehensive internal growth strategy which is to expand our business by providing services for new customers who currently perform their own wastewater residuals management, and by increasing the range of services that our existing customers outsource to us.

     In addition, to maintain our existing market base, we endeavor to achieve a 100% renewal rate on expiring service contracts. For 2001, we achieved approximately a 90% renewal rate. We believe that the ability to renew existing contracts is a direct indication of the level of customer satisfaction with our operations. Although we value our current customer base, our focus is to increase revenues that generate long-term, stable income at acceptable margins rather than simply increasing market share.

     Our sales and marketing group also works with our operations staff which typically respond to requests to proposals for routine work that is awarded to the lowest cost bidder. This allows our sales and marketing group to focus on prospective rather than reactive marketing activities. Our sales and marketing group is focused on developing new business from specific market segments that have historically netted the highest returns. These are segments where we believe we should have an enhanced competitive advantage due to the complexity of the job, the proximity of the work to our existing business, or a unique technology or facility that we are able to offer. We seek to maximize profit potential by focusing on negotiated versus low-bid procurements, long versus short-term contracts and projects with multiple services. In addition, we are focusing on the rapidly growing Class A market. Our sales incentive program is designed to reward the sales force for success in these target markets.

     We proactively approach municipal market segments, as well as new industrial segments, through professional services contracts. We are in a unique industry position to successfully market through professional services contracts, because we are an operations company that is solution and technology neutral as we offer virtually every type of proven service category marketed in the industry today. This means we can customize a wastewater residuals management program for a client with no technology or service category bias.

ACQUISITIONS HISTORY

     Historically, acquisitions have been an important part of our growth strategy. We completed a total of 16 acquisitions from 1998 through 2000, highlighted by our last acquisition in August 2000 of Waste Management's Bio Gro Division. Bio Gro had been the one of the largest providers of wastewater residuals management services in the United States, with 1999 annual revenues of $118 million and EBITDA of $27 million. Bio Gro provided wastewater residuals management services in 24 states and was the market leader in thermal drying and pelletization. Other acquisitions from 1998 to the present include the following:

COMPANY                                      DATE ACQUIRED   MARKET SERVED   CAPABILITIES ACQUIRED
-------                                      -------------   -------------   ---------------------
A&J Cartage, Inc. .........................  June 1998       Midwest         Land Application
Recyc, Inc. ...............................  July 1998       West            Composting
Environmental Waste Recycling, Inc. .......  November 1998   Southeast       Land Application
National Resource Recovery, Inc. ..........  March 1999      Midwest         Land Application
Anti-Pollution Associates..................  April 1999      Florida Keys    Facility Operations
D&D Pumping, Inc. .........................  April 1999      Florida Keys    Land Application
Vital Cycle, Inc. .........................  April 1999      Southwest       Product Marketing
AMSCO, Inc. ...............................  May 1999        Southeast       Land Application
Residual Technologies, LP..................  January 2000    Northeast       Incineration
Davis Water Analysis, Inc. ................  February 2000   Florida Keys    Facility Operations
AKH Water Management, Inc. ................  February 2000   Florida Keys    Facility Operations
Ecosystematics, Inc. ......................  February 2000   Florida Keys    Facility Operations
Rehbein, Inc. .............................  March 2000      Midwest         Land Application
Whiteford Construction Company.............  March 2000      Mid-Atlantic    Cleanouts
Environmental Protection & Improvement       March 2000      Mid-Atlantic    Rail Transportation
  Co.......................................

With the Bio Gro acquisition in August 2000, we substantially grew our service offerings and geographic coverage. As a result, we have shifted our focus to internal growth. We will continue to selectively seek acquisitions if strategically and economically attractive.

COMPETITION

     We provide a variety of services relating to the transportation and treatment of wastewater residuals. We are not aware of another company focused exclusively on the management of wastewater residuals from a national perspective. We have several types of direct competitors. These include small local companies, regional residuals management companies and national and international water and wastewater operations/ privatization companies.

     We compete with these competitors through several mechanisms including providing quality services at competitive prices, partnering with technology providers to offer proprietary processing systems, and utilizing strategic land application sites. Municipalities often structure bids for large projects based on the best qualified bid, weighing multiple factors, including experience, financial capability and lowest cost. We also believe that the full range of wastewater residuals management services we offer provide a competitive advantage over other entities offering a lesser complement of services.

     In many cases, municipalities and industries choose not to outsource their residuals management needs. In the municipal market, we estimate that up to 60% of the POTW plants are not privatized. We are actively reaching out to this segment to persuade them to explore the benefits of outsourcing these services to us. For these generators we can offer increased value through numerous areas, including lower cost, ease of management, technical expertise, liability assumption/risk management, access to capital or technology and performance guarantees.

FEDERAL, STATE AND LOCAL GOVERNMENT REGULATION

     Federal and state environmental authorities regulate the activities of the municipal and industrial wastewater generators and enforce standards for the discharge from wastewater treatment plants (effluent wastewater) with permits issued under the authority of the Clean Water Act, as amended, and state water quality control acts. The treatment of wastewater produces an effluent and wastewater solids. The treatment of these solids produces biosolids. To the extent demand for our residuals treatment methods is created by the need to comply with the environmental laws and regulations, any modification of the standards created by such laws and regulations may reduce the demand for our residuals treatment methods. Changes in these laws or regulations, or in their enforcement, may also adversely affect our operations by imposing additional regulatory compliance costs on us, requiring the modification of and/or adversely affecting the market for our wastewater residuals management services.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") generally imposes strict joint and several liability for cleanup costs upon: (1) present owners and operators of facilities at which hazardous substances were disposed; (2) past owners and operators at the time of disposal;
(3) generators of hazardous substances that were disposed at such facilities; and (4) parties who arranged for the disposal of hazardous substances at such facilities. CERCLA Section 107 liability extends to cleanup costs necessitated by a release or threat of release of a hazardous substance. However, the definition of "release" under CERCLA excludes the "normal application of fertilizer." The EPA regulations regard biosolids applied to land as a fertilizer substitute or soil conditioner. The EPA has indicated in a published document that it considers biosolids applied to land in compliance with the applicable regulations not to constitute a "release." However, the land application of biosolids that do not comply with Part 503 Regulations could be considered a release and lead to CERCLA liability. Monitoring as required under
Part 503 Regulations is thus very important. Although the biosolids and alkaline waste products may contain limited quantities or concentrations of hazardous substances (as defined under CERCLA), we have developed plans to manage the risk of CERCLA liability, including training of operators, regular testing of the biosolids and the alkaline admixtures to be used in treatment methods and reviewing incineration and other permits held by the entities from which alkaline admixtures are obtained.

PERMITTING PROCESS

     We operate in a highly regulated environment and the wastewater treatment plants and other plants at which our biosolids management services may be provided are usually required to have permits, registrations and/or approvals from federal, state and/or local governments for the operation of such facilities.

     Many states, municipalities and counties have regulations, guidelines or ordinances covering the land application of Class B biosolids, many of which set either a maximum allowable concentration or maximum pollutant-loading rate for at least one pollutant. The Part 503 Regulations also require monitoring Class B biosolids to ensure that certain pollutants or pathogens are below thresholds. The EPA has considered increasing these thresholds or adding new thresholds for different substances, which could increase our compliance costs. In addition, some states have established management practices for land application of Class B biosolids. In some jurisdictions, state and/or local authorities have imposed permit requirements for, or have prohibited, the land application or agricultural use of Class B biosolids. There can be no assurance that any such permits will be issued or that any further attempts to require permits for, or to prohibit, the land application or agricultural use of Class B biosolids products will not be successful.

     Any of the permits, registrations or approvals noted above, or applications therefore may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are enforced differently, we may be required to obtain additional, or modify existing, operating permits, registrations or approvals. The process of obtaining or renewing a required permit, registration or approval can be lengthy and expensive and the issuance of such permit or the obtaining of such approval may be subject to public opposition or challenge. Much of this public opposition or challenge, as well as related complaints, relates to odor issues, even when we are in compliance with odor requirements and even though we have worked hard to minimize odor from our operations. There can be no assurances that we will be able to meet applicable regulatory requirements or that further attempts by state or local authorities to prohibit, or public opposition or challenge to, the land application, agricultural use of biosolids, thermal processing or biosolids composting will not be successful.

PATENTS AND PROPRIETARY RIGHTS

     We have several patents and licenses relating to the treatment and processing of biosolids. We believe that our patents are important to our prospects for future success. However, we cannot be certain that future patent applications will issue as patents or that any issued patents will give us a competitive advantage. It is also possible that our patents could be successfully challenged or circumvented by competition or other parties. In addition, we cannot assure that our treatment processes do not infringe patents or other proprietary rights of other parties.

     In addition, we make use of our trade secrets or "know-how" developed in the course of our experience in the marketing of our services. To the extent that we rely upon trade secrets, unpatented know-how and the development of improvements in establishing and maintaining a competitive advantage in the market for our services, we can provide no assurances that such proprietary technology will remain a trade secret or that others will not develop substantially equivalent or superior technologies to compete with our services.

EMPLOYEES

     As of March 13, 2002, we had approximately 906 full-time employees. These employees include: eight executive officers, 15 non-executive officers, 116 operations managers, 57 environmental specialists, 64 maintenance personnel, 179 drivers and transportation personnel, 99 land application specialists, 101 general operation specialists, 29 sales employees and 86 financial and administrative employees. Additionally, we use contract labor for various operating functions, including hauling and spreading services, when it is economically advantageous.

     Although we have 39 union employees, our employees are generally not represented by a labor union or covered by a collective bargaining agreement. We believe we have good relations with our employees. We provide our employees with certain benefits, including health, life, dental, and accidental death and disability insurance and 401(k) benefits.

POTENTIAL LIABILITY AND INSURANCE

     The wastewater residuals management industry involves potential liability risks of statutory, contractual, tort, environmental and common law liability claims. Potential liability claims could involve, for example:

     - personal injury;

     - damage to the environment;

     - violations of environmental permits;

     - transportation matters;

     - employee matters;

     - contractual matters;

     - property damage; or

     - alleged negligence or professional errors or omissions in the planning or performance of work.

     We could also be subject to fines or penalties in connection with violations of regulatory requirements.

     We carry $51 million of liability insurance (including umbrella coverage), and under a separate policy, $10 million of aggregate pollution and legal liability insurance ($10 million each loss) subject to retroactive dates, which we consider sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations. There can be no assurance that we will not face claims under CERCLA or similar state laws resulting in substantial liability for which we are uninsured and which could have a material adverse effect on our business.

     Our insurance programs utilize large deductible/self-insured retention plans offered by a commercial insurance company. Large deductible/self-insured retention plans allow us the benefits of cost-effective risk financing while protecting us from catastrophic risk with specific stop loss insurance limiting the amount of self-funded exposure for any one loss and aggregate stop loss insurance limiting the self-funding exposure for any one year.

ITEM 2.  PROPERTIES

     We currently lease approximately 11,300 square feet of office space at our principal place of business located in Houston, Texas. We also lease regional operational facilities in: Houston, Texas; Corona, California; Advance, North Carolina; Millersville, Maryland; Baltimore, Maryland; and Miamisburg, Ohio, and have 11 district offices throughout the United States.

     We own and operate four drying and pelletization facilities; one located in New York, New York, two in Baltimore, Maryland and one in Hagerstown, Maryland. We also operate three incineration facilities located in Woonsocket, Rhode Island; Waterbury, Connecticut; and New Haven, Connecticut. Additionally, we own property in Salome, Arizona, Maysville, Arkansas, Lancaster, California, King George, Virginia, and Wicomico County, Maryland. These properties are utilized for composting, storage or land application.

     We maintain permits, registrations or licensing agreements on more than 950,000 acres of land in 29 states for applications of biosolids.

ITEM 3.  LEGAL PROCEEDINGS

     Our business activities are subject to environmental regulation under federal, state and local laws and regulations. In the ordinary course of conducting our business activities, we become involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. We believe that these matters will not have a material adverse effect on our business, financial condition and results of operations. However, the outcome of any particular proceeding cannot be predicted with certainty. We are required, under various regulations, to procure licenses and permits to conduct our operations. These licenses and permits are subject to periodic renewal without which our operations could be adversely affected. There can be no assurance that regulatory requirements will not change to the extent that it would materially affect our consolidated financial statements.

  MARSHALL CASE

     In January 2002, we settled a lawsuit that was filed in Rockingham County Superior Court, New Hampshire in November 1998. The plaintiff claimed that the death of an individual was allegedly caused by exposure to certain biosolids land applied by one of our wholly owned subsidiaries. The plaintiff in the settlement represented that there was no scientific support to the allegations as previously alleged.

  RIVERSIDE COUNTY

     We operate a composting facility in Riverside County, California, under a conditional use permit ("CUP") that expires January 1, 2010. The CUP allows for a reduction in material intake and CUP term in the event of noncompliance with the CUP's terms and conditions. In response to alleged noncompliance due to excessive odor, on or about June 22, 1999, the Riverside County Board of Supervisors attempted to reduce our intake of biosolids from 500 tons per day to 250 tons per day. We believe that this was not an authorized action for the Board of Supervisors. On September 15, 1999, we were granted a preliminary injunction restraining and enjoining the County of Riverside ("County") from restricting our intake of biosolids at our Riverside composting facility.

     In the lawsuit that we filed in the Superior Court of California, County of Riverside, we have also complained that the County's treatment of us is in violation of our civil rights under U.S.C. Section 1983 and that our due process rights were being affected because the County was improperly administering the odor protocol in the CUP. The County alleges that the odor "violations," as well as our actions in not reducing intake, could reduce the term of the CUP to January 2002. We disagree and are challenging the County's position in the lawsuit.

     No trial date has been set at this time. The case is currently subject to an agreed stay and we continue to operate under the existing CUP while the parties explore settlement. The parties have executed a Memorandum of Understanding signed by the Board of Supervisors of the County which provides for a plan to relocate the compost facility to a piece of land owned by the County.

     Whether or not the parties reach settlement based on the terms of the Memorandum of Understanding, the site may be closed, we may incur additional costs related to contractual agreements, relocation and site closure, as well as the need to obtain new permits (including some from the County) at a new site. If the Company is unsuccessful in its efforts, goodwill and certain assets may be impaired. Total goodwill associated with the operations is approximately $13,843,000 at December 31, 2001. The financial impact associated with a site closure cannot be reasonably estimated at this time. Although we feel that our case is meritorious, the ultimate outcome cannot be determined at this time.

  RELIANCE INSURANCE

     For the 24 months ended October 31, 2000 (the "Reliance Coverage Period"), we insured certain risks, including automobile, general liability, and worker's compensation, with Reliance National Indemnity Company ("Reliance") through policies totaling $26 million in annual coverage. On May 29, 2001, the Commonwealth Court of Pennsylvania entered an order appointing the Pennsylvania Insurance Commissioner as Rehabilitator and directing the Rehabilitator to take immediate possession of Reliance's assets and business. On June 11, 2001, Reliance's ultimate parent, Reliance Group Holdings, Inc., filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code of 1978, as amended. On October 3, 2001, the Pennsylvania Insurance Commissioner removed Reliance from rehabilitation and placed it into liquidation.

     On January 21, 2000, several plaintiffs filed suit in the District Court of Jackson County, Texas (the "Lopez Suit") against our wholly owned subsidiary, Synagro of Texas-CDR, Inc. The Lopez Suit was later amended to name us as an additional defendant. The suit arises out of an automobile accident involving a vehicle operated by Synagro of Texas-CDR, Inc., in which one person was killed and two others were injured. The Lopez Suit was set for trial in November 2001; however, on October 16, 2001, as a result of the Texas Insurance Commissioner's finding that Reliance was impaired, a notice of an automatic 180-day stay was filed in the Lopez Suit. The stay will expire April 5, 2002, and the Lopez Suit is set for trial on May 13, 2002, with a backup trial setting of June 17, 2002. The Lopez plaintiffs are seeking unspecified damages from us and our affiliates. On November 13, 2001, we filed a petition for intervention in the Pennsylvania Court requesting that the Court approve and order Reliance to fund an $11.9 million settlement that Reliance had proposed regarding the Lopez Suit (the "Intervention Action").

     We are vigorously defending ourselves against this lawsuit. In addition, other third parties have asserted claims and/or brought suit against us and our affiliates related to alleged acts or omissions occurring during the Reliance Coverage Period. It is possible, depending on the outcome of the AON Suit (discussed below) and the Intervention Action, and possible claims made with the Texas Property and Casualty Insurance Guaranty Association, that we will have no (or insufficient) insurance funds available to pay any potential losses. There are uncertainties relating to: (1) our ultimate liability, if any, for damages in the Lopez Suit or the other cases arising during the covered period; (2) the availability of the insurance coverage; (3) the potential for recovery from the AON Suit; (4) the Intervention Action; and (5) possible recovery from the Texas Property and Casualty Insurance Guaranty Association.

     Based upon information available as of March 13, 2002, we have estimated that our net probable exposure for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance is $1.9 million and, accordingly, have recorded a special charge of $2.2 million in our December 31, 2001, financial statements to record the estimated exposure for this matter and related legal expenses. Although we believe $1.9 million of the charge represents our current probable exposure related to the Reliance matter, the final resolution could be substantially different from the amount recorded.

  AON

     On October 4, 2001, we filed suit in the 24th Judicial District Court of Jackson County, Texas, against our insurance broker, AON Risk Services of Texas, Inc. ("AON"), and the several insurance companies that reinsured the policies issued by Reliance (the "Reinsurers") (the "AON Suit"). In the AON Suit, we are seeking a judgment against AON for any and all sums that we may become liable for as a result of any settlement of, or the entry of any judgment in, the Lopez Suit, and any and all costs associated with defense thereof, as a result of our assertion of negligence by AON in placing the entirety of our insurance coverage with Reliance and AON's failure to obtain "cut through endorsements" to the Reliance policies which would enable us to proceed directly against the Reinsurers. We are also seeking a declaratory judgment against the Reinsurers declaring that the Reinsurers owe us a duty of defense and indemnity in the Lopez Suit as a result of the Reinsurers' participation in the investigation, evaluation, and handling of the Lopez Suit, as a result of any "cut through endorsements" that may have been obtained by AON, and by virtue of a "fronting arrangement" whereby most or all of certain Reliance policies were reinsured. The AON Suit is at an early stage, and the ultimate outcome of this litigation, including amounts, if any, that may be recovered by us, cannot be determined at this time.

  OTHER

     There are various other lawsuits and claims pending against us that have arisen in the normal course of our business and relate mainly to matters of environmental, personal injury and property damage. The outcome of these matters is not presently determinable but, in the opinion of our management, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGE

     The Company's Common Stock is listed on the Nasdaq SmallCap Market ("Nasdaq"), and trades under the symbol "SYGR." The following table presents the high and low closing prices for the Company's Common Stock for each fiscal quarter of the Company's fiscal years ended 2001 and 2000, as reported by the Nasdaq.

                                                              HIGH     LOW
                                                              -----   -----
FISCAL YEAR 2001
First Quarter...............................................  $2.31   $1.56
Second Quarter..............................................   2.70    1.70
Third Quarter...............................................   2.44    1.75
Fourth Quarter..............................................   2.28    1.70


FISCAL YEAR 2000
First Quarter...............................................  $6.00   $3.69
Second Quarter..............................................   4.63    3.00
Third Quarter...............................................   3.50    2.44
Fourth Quarter..............................................   3.56    1.63

     As of March 19, 2002, the Company had 19,476,781 shares of Common Stock issued and outstanding. On that date, there were 254 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     Historically, the Company has reinvested earnings available for distribution to holders of Common Stock, and accordingly, the Company has not paid any cash dividends on its Common Stock. Although the Company intends to continue to invest future earnings in its business, it may determine at some future date that payment of cash dividends on Common Stock would be desirable. The payment of any such dividends would depend, among other things, upon the earnings and financial condition of the Company. Further, the Company has bank and preferred stock covenants restricting dividend payments.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected consolidated financial data of the Company for each fiscal year of the five-year period ended December 31, 2001. The following selected consolidated financial data has been restated for the acquisition of National Resource Recovery, Inc. in 1999, which was accounted for as a pooling-of-interests and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                               2001       2000      1999      1998      1997
                                             --------   --------   -------   -------   -------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIO)
Sales......................................  $260,196   $163,098   $56,463   $33,565   $28,036
Gross profit...............................    67,277     43,198    13,992     5,449     4,797
Selling, general and administrative
  expenses.................................    20,786     14,337     6,876     4,181     3,576
Amortization of goodwill...................     4,489      3,516     1,527       629       229
Special charges (credit), net..............    (4,982)        --     1,500       (64)     (721)
Interest expense, net......................    26,969     18,908     3,236     1,558     1,007
Net income (loss) before preferred stock
  dividends and noncash beneficial
  conversion charge........................    19,664      6,551     1,148      (537)    1,116
Cumulative effect of change in accounting
  for derivatives..........................    (1,861)        --        --        --        --
Preferred stock dividends..................     7,248      3,939        --       420        --
Noncash beneficial conversion charge.......        --     37,045        --     3,515        --
Net income (loss) applicable to common
  stock....................................  $ 10,555   $(34,433)  $ 1,148   $(4,472)  $ 1,116
Basic and diluted earnings (loss) per
  share:
  Net income (loss) before cumulative
     effect of change in accounting for
     derivatives, preferred stock dividends
     and noncash beneficial conversion
     charge................................  $   1.01   $   0.34   $  0.07   $ (0.05)  $  0.13
  Cumulative effect of change in accounting
     for derivatives.......................     (0.10)        --        --        --        --
  Preferred stock dividends................  $  (0.37)  $  (0.20)  $    --   $ (0.04)  $    --
                                             --------   --------   -------   -------   -------
          Subtotal.........................  $   0.54   $   0.14   $  0.07   $ (0.09)  $  0.13
  Noncash beneficial conversion charge.....        --   $  (1.92)  $    --   $ (0.31)  $    --
                                             --------   --------   -------   -------   -------
  Net income (loss) per common share,
     basic.................................  $   0.54   $  (1.78)  $  0.07   $ (0.40)  $  0.13
                                             ========   ========   =======   =======   =======
  Net income (loss) per common share,
     diluted...............................  $   0.54   $  (1.78)  $  0.07   $  0.40   $  0.13
                                             ========   ========   =======   =======   =======
Working capital (deficit)..................  $  7,315   $ 17,734   $ 3,982   $ 5,692   $  (796)
Total assets...............................   446,168    443,821    99,172    66,622    19,945
Total long-term debt, net of current
  maturities...............................   243,235    273,557    42,182    28,330     5,495
Stockholders' equity.......................    61,891     53,564    45,314    34,249     7,478

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of our results of operations and financial position for the periods described below. This discussion should be read in conjunction with the consolidated financial statements included herein. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. Our actual results may differ materially from these indicated forward-looking statements. For information about these assumptions and other risks and exposures relating to our business and our company, you should refer to the section entitled "Risks Relating to Forward-Looking Statements."

RECENT DEVELOPMENTS

     On March 22, 2002, we announced that we intend to sell up to $150,000,000 in principal amount of Senior Subordinated Notes due 2009. We plan to use the net proceeds from the sale of the notes, along with approximately $71 million we plan to borrow under a proposed $150 million senior credit facility, to pay off approximately $162 million of outstanding indebtedness under our existing credit facility and approximately $53 million of our 12% subordinated debt.

BACKGROUND

     We generate substantially all of our revenue by providing wastewater residuals management services to municipal and industrial customers. We provide our customers with complete, vertically-integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application. We currently serve more than 1,000 customers in 35 states and the District of Columbia. Our contracts typically have inflation price adjustments, renewal clauses and broad force majeure provisions. In 2001, we experienced a contract retention rate (both renewals and rebids) of approximately 90%.

     Revenues under our facilities operations and maintenance contracts are recognized either when wastewater residuals enter the facilities or when the residuals have been processed, depending on the contract terms. All other revenues under service contracts are recognized when the service is performed. We provide for losses in connection with long-term contracts where an obligation exists to perform services and it becomes evident that the projected contract costs will exceed the related revenue.

     Our costs relating to service contracts include processing, transportation, spreading and disposal costs, and depreciation of operating assets. Our costs relating to construction contracts primarily include subcontractor costs related to design, permit and general construction. Our selling, general and administrative expenses are comprised of accounting, information systems, marketing, legal, human resources, regulatory compliance, and regional and executive management costs. Historically, we have included amortization of goodwill resulting from acquisitions as a separate line item in our income statement. Beginning January 1, 2002, goodwill will no longer be amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

RESULTS OF OPERATIONS

     The following table sets forth certain items included in the Selected Financial Data as a percentage of revenue for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     2000     2001
                                                              ------   ------   ------
STATEMENT OF OPERATIONS DATA:
Revenue.....................................................  100.0%   100.0%   100.0%
Gross profit................................................   24.8     26.5     25.9
Selling, general and administrative expenses................   12.2      8.8      8.0
Amortization of goodwill....................................    2.7      2.2      1.7
Special (credits) charges, net..............................    2.7       --     (1.9)
Income from operations......................................    7.2     15.5     18.1
Interest expense, net.......................................    5.7     11.6     10.4
Income before provision for income taxes....................    2.0      4.0      7.8
Net income before cumulative effect of change in accounting
  for derivatives, preferred stock dividends and noncash
  beneficial conversion charge..............................    2.0      4.0      7.6

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     For the year ended December 31, 2001, revenue was approximately $260,196,000 compared to approximately $163,098,000 for the same period in 2000, an increase of approximately $97,098,000, or 59.5%. The increase primarily relates to the full year effect on revenues from our acquisitions in 2000 and internal growth.

     Cost of services and gross profit for the year ended December 31, 2001, were approximately $192,919,000 and $67,277,000, respectively, compared to approximately $119,900,000 and $43,198,000, respectively, for the year ended 2000, resulting in a decrease in gross profit as a percentage of revenue from 26.5% in 2000 to 25.9% in 2001. The decrease in gross profit as a percentage of revenue is primarily attributable to pass through construction revenue on a $4,500,000 contract to design and build a manure-to-energy anaerobic digester facility for the Inland Empire Utilities Agency and lower margins on another contract that is incurring startup expenses.

     Selling, general and administrative expenses were approximately $20,786,000 for the year ended December 31, 2001, compared to approximately $14,337,000 for 2000, an increase of approximately $6,449,000 or 45.0%. The increase relates primarily to personnel added as a result of our acquisitions in 2000. Selling, general and administrative expenses decreased from 8.8% of revenue in 2000 to 8.0% of revenue in 2001. The decrease relates to leverage of certain fixed administrative costs and cost savings resulting from the integration of our acquisitions in 2000.

     Amortization of goodwill increased from approximately $3,516,000 in 2000 to approximately $4,489,000 in 2001 due to full year amortization on our acquisitions in 2000.

     Special (credits) charges, net totaling approximately $4,982,000 in 2001 included an approximately $6,043,000 nonrecurring gain from a litigation settlement related to claims between us and Azurix Corp. arising from financing and merger discussions between the companies that were terminated in October 1999 and settled in September 2001, an approximately $1,100,000 gain resulting from the settlement of other litigation, partially offset by a $2,161,000 charge for our estimated net exposure for unpaid insurance claims and other costs related to our 1998 and 1999 policy periods with our previous underwriter, Reliance Insurance Company, which is in insolvency proceedings. There were no special charges or credits in 2000.

     As a result of the foregoing, income from operations for the year ended December 31, 2001, was approximately $46,984,000 compared to approximately $25,345,000 for the same period in 2000, an increase of approximately $21,639,000 or 85.4%. Income from operations, excluding the special (credit) charges, net, as a percentage of revenue increased from 15.5% in 2000 to 16.2% in 2001.

     Interest expense for the year ended December 31, 2001, was approximately $26,969,000 compared to approximately $18,908,000 for the same period in 2000. Interest expense as a percent of revenue decreased from 11.6% in 2000 to 10.4% in 2001. The increase in interest expense is related to the additional debt incurred to finance our acquisitions in 2000 partially offset by interest savings due to approximately $27,000,000 of principle payments made in 2001 from cash generated from operations and lower market interest rates on our floating rate debt.

     Other income for the year ended December 31, 2001, was approximately $221,000 compared to approximately $114,000 for the same period in 2000. The increase relates primarily to gains on sale of assets.

     For the year ended December 31, 2001, we recorded a provision for income taxes of approximately $573,000 as the prior year valuation allowance related to certain deferred tax assets no longer offset deferred tax provision requirements. See Note 7 in the accompanying notes to consolidated financial statements.

     As a result of the foregoing, net income before cumulative effect of change in accounting for derivatives, preferred stock dividends, and noncash beneficial conversion charges of approximately $19,664,000 was reported for the year ended December 31, 2001, compared to approximately $6,551,000 for the same period in 2000.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     For the year ended December 31, 2000, revenue was approximately $163,098,000 compared to approximately $56,463,000 for the same period in 1999, an increase of approximately $106,635,000, or 188.9%. The increase relates primarily to additional revenue from our acquisitions in 2000 and 1999.

     Cost of operations and gross profit for the year ended December 31, 2000, were approximately $119,900,000 and $43,198,000, respectively, compared to approximately $42,471,000 and $13,992,000, respectively, for the year ended 1999, resulting in an increase in gross profit as a percentage of revenue to 26.5% in 2000 from 24.8% in 1999. The increase in gross profit as a percentage of revenue is primarily attributable to the addition of higher margin drying and pelletization, and incineration services resulting from certain acquisitions completed in 2000.

     Selling, general and administrative expenses were approximately $14,337,000 for the year ended December 31, 2000, compared to approximately $6,876,000 for 1999, an increase of approximately $7,461,000 or 108.5%. The increase relates primarily to increased corporate staffing and expense to implement and manage our acquisitions and additional selling, general and administrative costs associated with the businesses acquired. Selling, general and administrative expenses decreased from 12.2% of revenue in 1999 to 8.8% of revenue in 2000 due to cost savings resulting from integration of acquired operations and leverage of certain fixed administrative costs on significantly higher revenue.

     Amortization of goodwill increased from approximately $1,527,000 in 1999 to approximately $3,516,000 in 2000 due to our acquisitions in 2000 and 1999.

     Special (credits) charges, net, were approximately $1,500,000 in 1999. The charges related to approximately $1,500,000 in charges for legal, accounting and financing costs related to the proposed preferred stock and merger discussions with Azurix, both of which were terminated in October 1999, and several other legal matters. There were no special charges or credits in 2000.

     As a result of the foregoing, income from operations for the year ended December 31, 2000 was approximately $25,345,000 compared to approximately $4,090,000 for the same period in 1999, an increase of approximately $21,255,000 or 519.7%. Income from operations, excluding the special (credit) charges, net, as a percentage of revenue increased from 9.9% in 1999 to 15.5% in 2000.

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

     As a result of the foregoing, net income before preferred stock dividends and noncash beneficial conversion charges of approximately $6,551,000 was reported for the year ended December 31, 2000, compared to approximately $1,148,000 for the same period in 1999.

     During the twelve months ended December 31, 2000, we issued approximately $65,100,000 of preferred stock in connection with refinancing our debt and completing eight acquisitions. This preferred stock is convertible into common stock at $2.50 per share, which was below the market price of our stock at the time of issuance. Financial accounting rules require that we record a noncash beneficial conversion charge for the difference between the market price and the conversion price at the date of issuance of this preferred stock. Accordingly, we recorded a noncash beneficial conversion charge of approximately $37,045,000 in fiscal 2000. There were no noncash beneficial conversion charges in 1999.

LIQUIDITY AND CAPITAL RESOURCES

  OVERVIEW

     During the past three years, our principal sources of funds were cash generated from our operating activities and long-term borrowings. We use cash mainly for capital expenditures, working capital and debt service. In the future, we expect that we will use cash principally to fund working capital, our debt service and repayment obligations and capital expenditures. In addition, we may use cash to pay dividends on our preferred stock and potential earnout payments resulting from prior acquisitions. We have historically financed our acquisitions principally through the issuance of equity and debt securities, our credit facility, and funds provided by operating activities.

  HISTORICAL CASH FLOWS

     Cash Flows from Operating Activities. For the year ended December 31, 2001, cash flows from operating activities were approximately $38,208,000 compared to approximately $19,620,000 for the same period in 2000, an increase of approximately $18,588,000, or 94.7%. The increase primarily relates to the full year effect on cash flows from operating activities of our acquisitions in 2000, and internal growth and decreases from changes in working capital between periods.

     Cash Flows from Investing Activities. For the year ended December 31, 2001, cash flows used for investing activities were approximately $14,049,000 compared to approximately $250,946,000 for the same period in 2000, a decrease of approximately $236,897,000. The decrease primarily relates to a decrease in cash paid for acquisitions from approximately $245,386,000 in 2000 to approximately $1,709,000 in 2001.

     Cash Flows from Financing Activities. For the year ended December 31, 2001, cash flows used for financing activities were approximately $28,505,000 compared to cash flows generated by financing activities of approximately $235,743,000 for the same period in 2000, a decrease of approximately $264,248,000. The decrease primarily relates to net debt borrowings and preferred stock issuances to fund the cash paid for acquisitions in 2000 and cash used to repay debt in 2001.

  CAPITAL EXPENDITURE REQUIREMENTS

     Capital expenditures for the year ended December 31, 2001, totaled approximately $13,313,000 compared to approximately $5,805,000 in 2000. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments, and growth. We expect our capital expenditures for 2002 to be approximately $14,300,000.

  DEBT SERVICE REQUIREMENTS

     On January 27, 2000, we entered into a $110,000,000 senior credit facility to fund working capital for acquisitions, to refinance existing debt, to provide working capital for operations, to fund capital expenditures and for other general corporate purposes. On February 25, 2002, the existing credit facility was amended to, among other things, increase the revolving loan from $30,000,000 to approximately $51,330,000, increase sublimits for letters of credit from $20,000,000 to $50,000,000, provide limitations for restricted payments and investments, and increase the permitted amounts of nonrecourse financing and operating lease obligations. The senior credit agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants.

     Our new credit facility is anticipated to be a senior credit facility providing for loans of up to $150,000,000, consisting of a $80,000,000 revolving loan and a $70,000,000 term loan. This new credit facility will be secured by substantially all of our assets and those of our subsidiaries (other than assets securing nonrecourse debt) and will include covenants restricting the incurrence of additional indebtedness, liens, certain payments, and sale of assets.

     At December 31, 2001, we had working capital of approximately $7,315,000. Accounts receivable and prepaid expenses and other current assets increased by approximately $1,097,000 during fiscal 2001. We evaluate the collectibility of these receivables on a specific account-by-account review. We had allowances of approximately $2,165,000 and $1,701,000 at December 31, 2001 and 2000,
respectively, and write-offs of approximately $-0- and $45,000 in 2001 and 2000, respectively. Accounts payable and accrued expenses increased by approximately $4,637,000 during fiscal 2001 primarily as a result of additional trade payables.

     In 1996, the Maryland Energy Financing Administration issued non-recourse tax-exempt project revenue bonds (the "Nonrecourse Project Revenue Bonds") in the aggregate amount of $58,550,000. The Administration loaned the proceeds of the Nonrecourse Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now our wholly owned subsidiary and known as Synagro - Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Nonrecourse Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. We assumed all obligations associated with the Nonrecourse Project Revenue Bonds in connection with our acquisition of Bio Gro in 2000. Nonrecourse Project Revenue Bonds in the aggregate amount of $9,885,000 have already been paid, and the remaining Nonrecourse Project Revenue Bonds bear interest at annual rates between 5.45% and 6.45% and mature on dates between December 1, 2002 and December 1, 2016.

     At December 31, 2001, future minimum principal payments of long-term debt and Nonrecourse Project Revenue Bonds are as follows:

                                                             NONRECOURSE
                                              LONG-TERM        PROJECT
YEAR ENDING DECEMBER 31,                         DEBT       REVENUE BONDS      TOTAL
------------------------                     ------------   -------------   ------------
2002.......................................  $ 12,880,693    $ 2,300,000    $ 15,180,693
2003.......................................    11,267,073      2,430,000      13,697,073
2004.......................................    14,272,541      2,570,000      16,842,541
2005.......................................    38,761,075      2,710,000      41,471,075
2006.......................................    84,787,584             --      84,787,584
2007-2010..................................    53,562,250     16,295,000      69,857,250
2011-2016..................................            --     16,579,848      16,579,848
                                             ------------    -----------    ------------
     Total.................................  $215,531,216    $42,884,848    $258,416,064
                                             ============    ===========    ============

     We lease certain facilities and equipment under noncancelable, long-term lease agreements. Minimum annual rental commitments under these leases are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2002........................................................   $ 4,768,418
2003........................................................     4,384,249
2004........................................................     4,254,919
2005........................................................     3,687,492
2006........................................................     3,035,267
Thereafter..................................................    18,366,326
                                                               -----------
                                                               $38,496,671
                                                               ===========

     In January 2000, we entered into an agreement with GTCR Capital Partners, L.P. which agreed to provide up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by our Board of Directors and the Board of Directors of GTCR Capital Partners, L.P. GTCR Capital Partners, L.P. is an affiliate of GTCR Golder Rauner, LLC ("GTCR;"), our majority stockholder. The agreement was amended in August 2000, allowing, among other things, for GTCR Capital Partners, L.P. to syndicate a portion of the commitment. The loans bear interest at an annual rate of 12% paid quarterly and provided warrants that were convertible into preferred stock at $.01 per share. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of December 31, 2001, we have borrowed approximately $52,760,000 of indebtedness under the terms of the agreement, which was used to partially fund our acquisitions in 2000.

     We believe we will have sufficient cash generated by our operations and available through our existing credit facility to provide for future working capital and capital expenditure requirements that will be adequate to meet our liquidity needs for the foreseeable future, payment of interest on our existing credit facility and payments on the Nonrecourse Project Revenue Bonds. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that any cost savings and any operating improvements will be realized or that future borrowings will be available to us under our existing credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our existing credit facility, on commercially reasonable terms or at all.

  SERIES D REDEEMABLE PREFERRED STOCK

     We have authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, we issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates which is convertible by the holders into a number of shares of our common stock computed by dividing
(i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to our common stock or any other of our equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or in kind, at our option. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the Series D Preferred Stock were converted, they would represent 10,013,441 shares of common stock.

  SERIES E REDEEMABLE PREFERRED STOCK

     We have authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The

TCW Group, Inc. own 7,024.58 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of our common stock computed by dividing
(i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to our common stock or any other of our equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or in kind, at our option. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the Series E Preferred Stock were converted, they would represent 17,903,475 shares of common stock.

     The Series D and Series E Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value is higher than the conversion price. See Note 8 in the accompanying Notes to the Consolidated Financial Statements.

  RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which requires that we recognize all derivative instruments as assets or liabilities in our balance sheet and measure them at their fair value. Changes in the fair value of a derivative are recorded in income or directly to equity, depending on the instrument's designed use. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into income when the hedged transaction affects income, while the ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current income during the period of the change in fair values. The noncash transition adjustment related to the adoption of this statement has been reflected as a "cumulative effect of change in accounting for derivatives" of approximately $1,861,000 charged to net income and approximately $2,058,000 charged to other comprehensive income included in stockholders' equity as of January 1, 2001. See Note (5) to the consolidated financial statements for discussion of our current derivative contracts and hedging activities.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives. Management has completed the initial impairment test required by the provisions of SFAS 142 as of January 1, 2002, and determined that there has not been an impairment of our goodwill. Beginning January 1, 2002, we will no longer amortize goodwill. During 2001, we recorded goodwill amortization of approximately $4.5 million.

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for us beginning January 1, 2003. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS No. 144 is effective for us for the quarter ending March 31, 2002. Management believes the impact of the adoption of SFAS No. 144 is not material to our results of operations and financial position.

  CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

     In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are our significant estimates and assumptions made in preparation of its financial statements:

     Allowance for Doubtful Accounts -- We estimate losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable.

     Loss Contracts -- We evaluate our revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations.

     Purchase Accounting -- We estimate the fair value of assets, including property, machinery and equipment and its related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition.

     Income Taxes -- We assume the deductibility of certain costs in our income tax filings and estimates the recovery of deferred income tax assets.

     Legal and Contingency Accruals -- We estimate and accrue the amount of probable exposure we may have with respect to litigation, claims and assessments.

     Self Insurance Reserves -- Through the use of actuarial calculations, we estimate the amounts required to settle insurance claims.

     Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

  OTHER

     We also maintain two leases with James A. Jalovec, a stockholder of the Company, or one of his affiliates. The first lease has an initial term through July 31, 2004 with an option to renew for an additional five-year period. Rental payments made under this lease in 2001 totaled approximately $97,000. The second lease has an initial term through December 31, 2013. Rental payments made under the second lease in 2001 totaled approximately $110,000.

     As of December 31, 2001, we had generated net operating loss ("NOL") carryforwards of approximately $67,209,000 available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize its carryforwards. Accordingly, our ability to utilize our NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for federal income tax purposes. As we have incurred losses in recent years and the utilization of these carryforwards could be limited as discussed above, a valuation allowance has been established to partially offset the deferred tax asset at December 31, 2001 and 2000. We estimate that our effective tax rate in 2002 will approximate 38% of pretax income. Substantially all of our tax provision over the next several years is expected to be deferred in nature due to significant tax deductions in excess of book deductions for goodwill and depreciation.

RISKS RELATING TO FORWARD-LOOKING STATEMENTS

     We are including the following cautionary statements to secure the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for all forward-looking statements made by us in this Annual Report on Form 10-K. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or trends, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. In addition, from time to time, we (or our representatives) may make forward-looking statements of this nature in its annual report to shareholders, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases or in oral or written presentations to shareholders, securities analysts, members of the financial press or others. All such forward-looking statements, whether written or oral, and whether made by or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the forward-looking statements speak only of the Company's views as of the date the statement was made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date thereof.

     Forward-looking statements involve risks and uncertainties which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. We believe that all forward-looking statements made by us have a reasonable basis, but there can be no assurance that management's expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to, the factors discussed below.

  FEDERAL WASTEWATER TREATMENT AND BIOSOLID REGULATIONS MAY RESTRICT OUR OPERATIONS OR INCREASE OUR COSTS OF OPERATIONS.

     Federal wastewater treatment and biosolid laws and regulations impose substantial costs on us and affect our business in many ways. If we are not able to comply with the governmental regulations and requirements that apply to our operations, we could be subject to fines and penalties, and we may be required to spend large amounts to bring operations into compliance or to temporarily or permanently stop operations that are not permitted under the law. Those costs or actions could have a material adverse effect on our business, financial condition and results of operations.

     Federal environmental authorities regulate the activities of the municipal and industrial wastewater generators and enforce standards for the discharge from wastewater treatment plants (effluent wastewater) with permits issued under the authority of the Clean Water Act, as amended. The treatment of wastewater produces an effluent and wastewater solids. The treatment of these solids produces biosolids. The Part 503 Regulations regulate the use and disposal of biosolids and wastewater residuals and establish use and disposal standards for biosolids and wastewater residuals that are applicable to publicly and privately owned wastewater treatment plants in the United States. Biosolids may be surface disposed in landfills, incinerated, or applied to land for beneficial use in accordance with the requirements established by the regulations. To the extent demand for our residuals treatment methods is created by the need to comply with the environmental laws and regulations, any modification of the standards created by such laws and regulations, or in their enforcement, may reduce the demand for our residuals treatment methods. Changes in these laws or regulations and/or changes in the enforcement of these laws or regulations may also adversely affect our operations by imposing additional regulatory compliance costs on us, and requiring the modification of and/or adversely affecting the market for our wastewater residuals management services.

  WE ARE SUBJECT TO EXTENSIVE FEDERAL, STATE AND LOCAL ENVIRONMENTAL REGULATION AND PERMITTING.

     Our operations are subject to increasingly strict environmental laws and regulations, including laws and regulations governing the emission, discharge, disposal and transportation of certain substances and related odor. Wastewater treatment plants and other plants at which our biosolids management services may be implemented are usually required to have permits, registrations and/or approvals from state and/or local governments for the operation of such facilities. Some of our facilities require air, wastewater, storm water, composting, use or siting permits, registrations or approvals. We may not be able to maintain or renew our current permits, registrations or licensing agreements or to obtain new permits, registrations or licensing agreements, including for the land application of biosolids when necessary. The process of obtaining a required permit, registration or license agreements can be lengthy and expensive. Furthermore, there can be no assurances that we will be able to meet applicable regulatory or permit requirements. We may therefore be subject to related legal or judicial proceedings.

     Many states, municipalities and counties have regulations, guidelines or ordinances covering the land application of biosolids, many of which set either a maximum allowable concentration or maximum pollutant-loading rate for at least one pollutant. The Part 503 Regulations also require certain monitoring to ensure that certain pollutants or pathogens are below thresholds. The EPA has considered increasing these thresholds or adding new thresholds for different substances, which could increase our compliance costs. In addition, some states have established management practices for land application of biosolids. Some members of Congress, some state or local authorities, and some private parties, have sought to prohibit or limit the land application, agricultural use, thermal processing or composting of biosolids. There can be no assurance that further such prohibition or limitation efforts will not be successful and have a material adverse effect on our business, financial condition and results of operations. In addition, many states enforce landfill restrictions for nonhazardous biosolids and some states have site restrictions or other management practices governing lands. These regulations typically require a permit to use biosolid products (including incineration ash) as landfill daily cover material or for disposal in the landfill. There can be no assurance that landfill operators will be able to obtain or maintain such required permits.

     Any of the permits, registrations or approvals noted above, or related applications may be subject to denial, revocation or modification, or challenge by a third party, under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are enforced differently, we may be required to obtain additional, or modify existing, operating permits, registrations or approvals.

     Maintaining, modifying or renewing our current permits, registrations or licensing agreements or obtaining new permits, registrations or licensing agreements after new environmental legislation or regulations are enacted or existing legislation or regulations are amended or enforced differently may be subject to public opposition or challenge. Much of this public opposition and challenge, as well as related complaints, relates to odor issues, even when we are in compliance with odor requirements and even though we have worked hard to minimize odor from our operations. Public misperceptions about our business and any related odor could influence the governmental process for issuing such permits, registrations and licensing agreements or for responding to any such public opposition or challenge. Community groups could pressure local municipalities or state governments to implement laws and regulations which could increase our costs of our operations.

  OUR ABILITY TO GROW MAY BE LIMITED BY COMPETITION.

     We provide a variety of services relating to the transportation and treatment of wastewater residuals. We are in direct and indirect competition with other businesses that provide some or all of the same services including small local companies, regional residuals management companies and national and international water and wastewater operations/privatization companies, technology suppliers, municipal solid waste companies, farming operations and, most significantly, municipalities and industries who choose not to outsource their residuals management needs. Some of these competitors are larger, more firmly established and have greater capital resources than we do.

     We derive a substantial portion of our revenue from services provided under municipal contracts. Many of these will be subject to competitive bidding at some time in the future. We also intend to bid on additional municipal contracts. However, we may not be the successful bidder. In addition, some of our contracts will expire in the near future and those contracts may be renewed on less attractive terms. If we are not able to replace revenues from contracts lost through competitive bidding or from the renegotiation of existing contracts with other revenues within a reasonable time period, the lost revenue could have a material and adverse effect on our business, financial condition and results of operations.

  OUR CUSTOMER CONTRACTS MAY BE TERMINATED PRIOR TO THE EXPIRATION OF THEIR
  TERM.

     A substantial portion of our revenue is derived from services provided under contracts and written agreements with our customers. Some of these contracts, especially those contracts with large municipalities (including our largest contract and at least four of our other top 10 contracts), provide for termination of the contract by the customer after giving relatively short notice (in some cases as little as 10 days). In addition, some of these contracts contain liquidated damages clauses which may or may not be enforceable in the case of early termination of the contracts. If one or more of these contracts are terminated prior to the expiration of its term, and we are not able to replace revenues from the terminated contracts or receive liquidated damages pursuant to the terms of the contract, the lost revenue could have a material and adverse effect on our business, financial condition and results of operations.

  A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS.

     Our business depends on provision of our services to a limited number of customers. For the year ended December 31, 2001, our single largest customer accounted for 14% of our revenues and our top ten customers accounted for approximately 34% of our revenues. One or more of these customers may stop buying services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations.

  WE MAY NOT BE ABLE TO OBTAIN REQUIRED BONDING.

     Consistent with industry practice, we are required to post performance bonds in connection with certain contracts on which we bid. In addition, we are often required to post both performance and payment bonds at the time of execution of contracts for commercial, federal, state and municipal projects. As of March 13, 2002, we had a bonding capacity of approximately $140 million with approximately $115 million utilized as of that date. The amount of bonding capacity offered by sureties is a function of the financial health of the entity requesting the bonding. Although we could issue letters of credit under our credit facility for bonding purposes, if we are unable to obtain bonding in sufficient amounts we may be ineligible to bid or negotiate on projects.

  WE ALWAYS FACE THE RISK OF LIABILITY AND INSUFFICIENT INSURANCE.

     We carry $51 million of liability insurance (including umbrella coverage), and under a separate policy, $10 million of aggregate pollution and legal liability insurance ($10 million each loss) subject to retroactive dates, which we consider sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations. There can be no assurance that we will be able to maintain such insurance coverage in the future. Further, there can be no assurance that we will not face personal injury, third-party or environmental claims or other damages resulting in substantial liability for which we are uninsured and which could have a material adverse effect on our business financial condition and results of operations.

  WE ARE DEPENDENT ON SUBCONTRACTORS FOR OUR DESIGN AND BUILD OPERATIONS.

     We participate in design and build construction operations usually as a general contractor. Virtually all design and construction work is performed by unaffiliated third-party subcontractors. As a consequence, we are dependent upon the continued availability of and satisfactory performance by these subcontractors for the design and construction of our facilities. There is no assurance that there will be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors. In addition, inadequate subcontractor resources and unsatisfactory performance by these subcontractors could have a material adverse effect on our business, financial condition and results of operations. Further, as the general contractor, we are legally responsible for the performance of our contracts and if such contracts are underperformed or non-performed by our subcontractors we could be financially responsible. Although our contracts with our subcontractors provide for indemnification if our subcontractors do not satisfactorily perform their contract, there can be no assurance that such indemnification would cover our financial losses in attempting to fulfill the contractual obligations.

  WE ARE AFFECTED BY UNUSUALLY ADVERSE WEATHER AND WINTER CONDITIONS.

     Our business is adversely affected by unusual weather conditions and unseasonably heavy rainfall which can temporarily reduce the availability of land application sites in close proximity to our business. In addition, our revenues and operational results are adversely affected during the winter months when the ground freezes thus limiting the level of land application that can be performed. Long periods of inclement weather could have a material adverse effect on our business, financial condition and results of operations.

  FLUCTUATIONS IN FUEL COSTS COULD AFFECT OUR OPERATING EXPENSES AND RESULTS.

     The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Because fuel is needed to run the fleet of trucks that service our customers, our incinerators, our dryers and other facilities, price escalations or reductions in the supply of fuel could increase our operating expenses and have a negative impact on net income. In the past, we have implemented a fuel surcharge to off-set fuel increase costs. However, we are not always able to pass through all or part of the increased fuel costs due to the terms of certain customers' contracts and the inability to negotiate such pass through costs in a timely manner.

  WE ARE NOT ABLE TO GUARANTEE THAT OUR ESTIMATED REMAINING CONTRACT VALUE, WHICH WE CALL BACKLOG, WILL RESULT IN ACTUAL REVENUES IN ANY PARTICULAR FISCAL PERIOD.

     There can be no assurance that any contracts included in our backlog, or estimated remaining contract value, presented herein will result in actual revenues in any particular period or that the actual revenues from such contracts will equal our backlog. In determining backlog, we calculate the expected payments remaining under the current terms of our contracts, assuming the renewal of contracts in accordance with their renewal provisions, no increase in the level of services during the remaining term, and estimated adjustments for changes in the consumer price index for contracts that contain price indexing. However, there can be no assurance that all of our backlog will be recognized as revenue or earnings.

  IF WE LOSE THE PENDING LAWSUITS WE ARE CURRENTLY INVOLVED IN, WE COULD BE LIABLE FOR SIGNIFICANT DAMAGES AND LEGAL EXPENSES.

     In the ordinary course of business, we may become involved in various legal and administrative proceedings, including some related to our permits, to land use or to environmental laws and regulations. We are currently subject to several lawsuits relating to our business. If we lose these or future lawsuits, we could be subject to injunctions, court orders, loss of revenues and defaults under our credit and other agreements and be liable for significant damages and legal expenses. Two of these lawsuits are described below.

     - Riverside County. We operate a composting facility in Riverside County, California, under a conditional use permit ("CUP") that expires January 1, 2010. The CUP allows for a reduction in material intake and CUP term in the event of noncompliance with the CUP's terms and conditions. On September 15, 1999, we were granted a preliminary injunction restraining and enjoining the County of Riverside ("County") from restricting our intake of biosolids at our Riverside composting facility based upon a June 22, 1999 order of the Board of Supervisors of the County to reduce our intake of biosolids.

       We have complained that the County's treatment of us is in violation of our civil rights under U.S.C. Section 1983 and that our due process rights were being affected because the County was improperly administering the odor protocol in the CUP. The County alleges that the odor "violations," as well as our actions in not reducing intake, could reduce the term of the CUP to January 2002. The case is currently subject to an agreed stay and we continue to operate under the existing CUP while the parties explore settlement. The parties have executed a Memorandum of Understanding signed by the Board of Supervisors of the County which provides for the relocation of the composting facility. Whether or not the parties reach settlement based on the terms of the Memorandum of Understanding, the site may be closed, we may incur additional costs related to contractual agreements, relocation and site closure, as well as the need to obtain new permits (including some from the County) at a new site. If we are unsuccessful in our efforts, goodwill and certain assets may be impaired.

     - Reliance Insurance. For the 24 months ended October 31, 2000 (the "Reliance Coverage Period"), we insured certain risks, including automobile, general liability, and worker's compensation, with Reliance National Indemnity Company ("Reliance") through policies totaling $26 million in annual coverage. On June 11, 2001, Reliance's ultimate parent, Reliance Group Holdings, Inc., filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code of 1978, as amended. On October 3, 2001, the Pennsylvania Insurance Commissioner removed Reliance from rehabilitation and placed it into liquidation. We are a named defendant in a suit arising out of an automobile accident involving a vehicle operated by one of our wholly owned subsidiaries, in which one person was killed and two others were injured (the "Lopez Suit"). As a result of the Texas Insurance Commissioner's finding that Reliance was impaired, a notice of an automatic 180-day stay was filed in the Lopez Suit on October 16, 2001. The stay will expire April 5, 2002, and the Lopez Suit is set for trial on May 13, 2002, with a backup trial setting of June 17, 2002. The Lopez plaintiffs are seeking unspecified damages from us and our affiliates. On November 13, 2001, we filed a petition for intervention in the Pennsylvania Court requesting that the Court approve and order Reliance to fund an $11.9 million settlement that Reliance had proposed regarding the Lopez Suit (the "Intervention Action").

       It is possible, depending on the outcome of the AON Suit (see Item 3. "Legal Proceedings -- AON") and the Intervention Action, and possible claims made with the Texas Property and Casualty Insurance Guaranty Association, that we will have no (or insufficient) insurance funds available to pay any potential losses.

       Based upon information available as of March 13, 2002, we have estimated that our net probable exposure for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance is $1.9 million and, accordingly, have recorded a special charge of $2.2 million in our December 31, 2001, financial statements to record the estimated exposure for this matter and related legal expenses. Although we believe $1.9 million of the charge represents our current probable exposure related to the Reliance matter, the final resolution could be substantially different from the amount recorded and there can be no assurance that the special charge will be adequate.

     Our defense of these claims or any other claims against us may not be successful. If we lose either of these cases, we may have to pay significant damages and legal expenses and be subject to injunctions, court orders, loss of revenues and defaults under our credit and other agreements. For a further description of these lawsuits, see Item 3. "Legal Proceedings."

     In addition, we may be subject to future lawsuits or legal proceedings. These claims, even if they are without merit, could be expensive and time consuming to defend and if we were to lose any future cases we could be subject to injunctions and damages that could have a material adverse effect on our business, financial condition and results of operations.

  WE COULD FACE CONSIDERABLE BUSINESS AND FINANCIAL RISK IN IMPLEMENTING OUR ACQUISITION STRATEGY.

     As part of our growth strategy, we intend to consider acquiring complementary businesses. Although we regularly engage in discussions with respect to possible acquisitions, we do not currently have any understandings, commitments or agreements relating to any material acquisitions. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, which could have a material adverse effect upon our business, financial condition and results of operations. Risks we could face with respect to acquisitions include:

     - difficulties in the integration of the operations, technologies, products and personnel of the acquired company;

     - potential loss of employees;

     - diversion of management's attention away from other business concerns;

     - expenses of any undisclosed or potential legal liabilities of the acquired company; and

     - risks of entering markets in which we have no or limited prior experience.

     The risks associated with acquisitions could have a material adverse effect upon our business, financial condition and results of operations. We cannot assure that we will be successful in consummating future acquisitions on favorable terms or at all.

  WE ARE DEPENDENT ON THE MEMBERS OF OUR SENIOR MANAGEMENT TEAM.

     We are highly dependent on the services of our senior management team, the loss of any of whom may have a material adverse effect on our business, financial condition and results of operations. In addition, our future success depends on our continuing ability to identify, hire, train, motivate and retain highly trained personnel. The inability to hire experienced personnel could have a material adverse effect on our business, financial condition and results of operations.

     We generally enter into employment agreements with members of our senior management team, which contain non-compete and other provisions. The laws of each state differ concerning the enforceability of non-competition agreements. State courts will examine all of the facts and circumstances at the time a party seeks to enforce a non-compete covenant. We cannot predict with certainty whether or not a court will enforce a non-compete covenant in any given situation based on the facts and circumstances at that time. If one of our key executive officers were to leave us and the courts refused to enforce the non-compete covenant, we might be subject to increased competition, which could have a material and adverse effect on our business, financial condition and results of operations.

 EFFORTS BY LABOR UNIONS TO ORGANIZE OUR EMPLOYEES COULD DIVERT MANAGEMENT ATTENTION AND INCREASE OUR OPERATING EXPENSES.

     In the past, labor unions have made attempts to organize our employees, and these efforts may continue in the future. Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with some of the groups. We cannot predict which, if any, groups of employees may seek union representation in the future or the outcome of collective bargaining. The negotiation of these agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through "cooling off" periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of such work stoppage, our operating expenses could increase significantly.

 WE MAY BECOME SUBJECT TO CERCLA.

     CERCLA generally imposes strict joint and several liability for cleanup costs upon: (1) present owners and operators of facilities at which hazardous substances were disposed; (2) past owners and operators at the time of disposal; (3) generators of hazardous substances that were disposed at such facilities; and (4) parties who arranged for the disposal of hazardous substances at such facilities. CERCLA Section 107 liability extends to cleanup costs necessitated by a release or threat of release of a hazardous substance. The definition of "release" under CERCLA excludes the "normal application of fertilizer." The EPA regards the land application of biosolids that meet the
Part 503 Regulations as a "normal application of fertilizer," and thus not subject to CERCLA. However, if we were to transport or handle biosolids that contain hazardous substances in violation of the Part 503 Regulations we could be liable under CERCLA.

     From time to time, we generate hazardous substances which we dispose at landfills or we transport soils or other materials which may contain hazardous substances to landfills. We also send residuals and ash from our incinerators to landfills for use as daily cover. Liability under CERCLA, or comparable state statutes, can be founded on the disposal, or arrangement for disposal, of hazardous substances at sites such as landfills and for the transporting of such substances to landfills. Under CERCLA, or comparable state statutes, we may be liable for the remediation of a disposal site that was never owned or operated by us if the site contains hazardous substances that we generated or transported to such site. We could also be responsible for hazardous substances during actual transportation and may be liable for environmental response measures arising out of disposal at a third party site with whom we had contracted. The costs of a CERCLA cleanup can be very expensive. Given the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on our business and financial condition.

     In addition, under CERCLA, or comparable state statutes, we could be required to clean any of our current or former properties if hazardous substances are released or are otherwise found to be present. We are currently monitoring the remediation of soil and groundwater at one of our properties in cooperation with the applicable state regulatory authority, but do not believe any additional material expenditures will be required. However, there can be no assurance that currently unknown contamination would not be found on this or other properties.

  OUR INTELLECTUAL PROPERTY MAY BE MISAPPROPRIATED OR SUBJECT TO CLAIMS OF INFRINGEMENT.

     We attempt to protect our intellectual property rights through a combination of patent, trademark, and trade secret laws, as well as licensing agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

     Our competitors, many of whom have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to offer our services. We have not conducted an independent review of patents issued to third parties.

     We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We utilize financial instruments, which inherently have some degree of market risk due to interest rate fluctuations. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not currently use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

  DERIVATIVES AND HEDGING ACTIVITIES

     Prior to June 25, 2001, our derivative contracts consisted of interest rate swap agreements and option agreements related to hedging requirements under our existing credit facility. The option agreements did not qualify for hedge accounting under SFAS 133. Changes in the fair value of these derivatives were recognized in earnings. Our interest rate swap agreements qualified for hedge accounting as cash flow hedges of our exposure to changes in variable interest rates.

     On June 25, 2001, we entered into a reverse swap on our subordinated debt, and terminated the previously existing interest rate swap and option agreements noted above. The balance included in accumulated other comprehensive loss included in stockholders' equity is being recognized in future periods' income over the remaining term of the original swap agreement. We have designated the reverse swap agreement on our subordinated debt as a fair value hedge of changes in the value of the underlying debt as a result of changes in the benchmark interest rate. The liability related to the reverse swap agreement totaling approximately $5,151,000 is reflected in other long-term liabilities at December 31, 2001; additionally, a fair value adjustment on our subordinated debt of approximately $802,000 is reflected in long-term debt at December 31, 2001. The amount of the ineffectiveness of the reverse swap agreement credited to interest expense, net for the twelve months ended December 31, 2001, totaled approximately $267,000.

     On July 3, 2001, we entered into an interest rate cap agreement establishing a maximum fixed LIBOR rate on $125,000,000 of our floating rate debt at an interest rate of 6.50% in order to meet the hedging requirements of our existing credit facility. Changes in the fair value of the agreement charged to interest expense, net and totaled $66,000 during 2001.

  INTEREST RATE RISK

     Total debt at December 31, 2001, included approximately $161,936,000 in floating rate debt attributed to borrowings under our existing credit facility at a weighted average interest rate of 5.72%. As a result, our annual interest cost in 2002 will fluctuate based on short-term interest rates. We have entered into an interest rate cap agreement at July 3, 2001, establishing a maximum fixed LIBOR rate on $125,000,000 of our floating rate debt at an interest rate of 6.50% and entered into a reverse swap agreement at June 25, 2001, on our subordinated debt in order to manage risk and reduce exposure to interest rate fluctuations as required under our bank credit facility. We have designated the reverse swap agreement as a fair value hedge. The impact on annual cash flow of a 10% change in the floating rate would be approximately $483,000 after taking into consideration the hedge agreements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
  Report of Independent Public Accountants..................   36
  Consolidated Balance Sheets as of December 31, 2001 and
     2000...................................................   37
  Consolidated Statements of Operations for the Years Ended
     December 31, 2001, 2000 and 1999.......................   38
  Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 2001, 2000 and 1999...........   39
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2001, 2000 and 1999.......................   40
  Notes to Consolidated Financial Statements................   42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Synagro Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Synagro Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synagro Technologies, Inc., and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, the Company changed its method of accounting for derivatives on January 1, 2001.

ARTHUR ANDERSEN LLP

Houston, Texas
March 13, 2002

                           SYNAGRO TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................  $    251,821   $  4,597,420
  Restricted cash...........................................     3,281,045      2,085,039
  Accounts receivable, net..................................    49,531,654     50,073,651
  Note receivable, current portion..........................       201,000        188,903
  Prepaid expenses and other current assets.................    10,181,030      8,553,695
                                                              ------------   ------------
          Total current assets..............................    63,446,550     65,498,708
Property, machinery & equipment, net........................   206,114,267    198,466,357
Other Assets:
  Goodwill, net of accumulated amortization of $11,126,235
     and $6,667,566, respectively...........................   163,739,059    166,698,921
  Other, net................................................    12,867,901     13,156,606
                                                              ------------   ------------
          Total assets......................................  $446,167,777   $443,820,592
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt.........................  $ 12,880,693   $  9,265,380
  Current portion of nonrecourse project revenue bonds......     2,300,000      2,185,000
  Accounts payable and accrued expenses.....................    40,951,059     36,313,941
                                                              ------------   ------------
          Total current liabilities.........................    56,131,752     47,764,321
Long-term Liabilities:
  Long-term debt obligations, net...........................   202,650,523    230,358,453
  Nonrecourse project revenue bonds, net....................    40,584,848     43,123,771
  Fair value of interest rate swap..........................     5,150,502             --
  Other long-term liabilities...............................     9,328,065      5,642,737
                                                              ------------   ------------
          Total long-term liabilities.......................   257,713,938    279,124,961

Commitments and Contingencies

Redeemable Preferred Stock, 69,792.29 shares issued and
  outstanding, redeemable at $1,000 per share...............    70,431,063     63,367,178
Stockholders' Equity:
  Preferred stock, $.002 par value, 10,000,000 shares
     authorized, none issued or outstanding.................            --             --
  Common stock, $.002 par value, 100,000,000 shares
     authorized, 19,476,781, shares and 19,435,781 issued
     and outstanding, respectively..........................        38,954         38,872
  Additional paid in capital................................   109,167,460    109,085,542
  Accumulated deficit.......................................   (45,004,998)   (55,560,282)
  Accumulated other comprehensive loss......................    (2,310,392)            --
                                                              ------------   ------------
          Total stockholders' equity........................    61,891,024     53,564,132
                                                              ------------   ------------
Total liabilities and stockholders' equity..................  $446,167,777   $443,820,592
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                          2001           2000          1999
                                                      ------------   ------------   -----------
Revenue.............................................  $260,195,667   $163,097,783   $56,462,757
Cost of services....................................   192,918,525    119,899,924    42,470,937
                                                      ------------   ------------   -----------
Gross profit........................................    67,277,142     43,197,859    13,991,820
Selling, general and administrative expenses........    20,785,734     14,336,948     6,875,928
Special (credits) charges, net......................    (4,981,584)            --     1,499,501
Amortization of goodwill............................     4,488,667      3,515,931     1,526,717
                                                      ------------   ------------   -----------
  Income from operations............................    46,984,325     25,344,980     4,089,674
                                                      ------------   ------------   -----------
Other (income) expense:
  Other income, net.................................      (221,383)      (114,024)     (294,438)
  Interest expense, net.............................    26,968,733     18,907,891     3,236,099
                                                      ------------   ------------   -----------
     Total other expense, net.......................    26,747,350     18,793,867     2,941,661
                                                      ------------   ------------   -----------
Income before provision for income taxes............    20,236,975      6,551,113     1,148,013
  Provision for income taxes........................       573,247             --            --
                                                      ------------   ------------   -----------
Net income before cumulative effect of change in
  accounting for derivatives, preferred stock
  dividends, and noncash beneficial conversion
  charge............................................  $ 19,663,728   $  6,551,113   $ 1,148,013
Cumulative effect of change in accounting for
  derivatives.......................................     1,860,685             --            --
                                                      ------------   ------------   -----------
Net income before preferred stock dividends and
  noncash beneficial conversion charge..............  $ 17,803,043   $  6,551,113   $ 1,148,013
                                                      ------------   ------------   -----------
Preferred stock dividends...........................     7,247,759      3,938,499            --
Noncash beneficial conversion charge................            --     37,045,268            --
Net income (loss) applicable to common stock........  $ 10,555,284   $(34,432,654)  $ 1,148,013
                                                      ============   ============   ===========
Earnings per share:
  Net income before cumulative effect of change in
     accounting for derivatives, preferred stock
     dividends, and noncash beneficial conversion
     charge.........................................  $       1.01   $       0.34   $      0.07
  Cumulative effect of change in accounting for
     derivatives....................................  $      (0.10)  $         --   $        --
  Preferred stock dividends.........................  $      (0.37)  $      (0.20)  $        --
                                                      ------------   ------------   -----------
     Subtotal.......................................  $       0.54   $       0.14   $      0.07
  Noncash beneficial conversion charge..............  $         --   $      (1.92)  $        --
  Net income (loss) per common share, basic.........  $       0.54   $      (1.78)  $      0.07
                                                      ============   ============   ===========
  Net income (loss) per common share, diluted.......  $       0.36   $      (1.78)  $      0.07
                                                      ============   ============   ===========
Weighted average shares outstanding, basic..........    19,457,389     19,289,720    16,481,399
Weighted average shares outstanding, diluted........    49,648,094     19,289,720    17,479,376

  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                      ACCUMULATED
                                    COMMON STOCK        ADDITIONAL                       OTHER
                                --------------------     PAID-IN      ACCUMULATED    COMPREHENSIVE                 COMPREHENSIVE
                                  SHARES     AMOUNT      CAPITAL        DEFICIT          LOSS           TOTAL          LOSS
                                ----------   -------   ------------   ------------   -------------   -----------   -------------
BALANCE, December 31, 1998....  14,251,706   $28,503   $ 56,495,873   $(22,275,641)   $        --    $34,248,735    $        --
  Shares issued in
    acquisitions..............   3,044,784     6,090      9,018,123             --             --      9,024,213             --
  Exercise of options and
    warrants..................     396,999       795        892,735             --             --        893,530             --
  Net income..................          --        --             --      1,148,013             --      1,148,013      1,148,013
                                ----------   -------   ------------   ------------    -----------    -----------    -----------
BALANCE, December 31, 1999....  17,693,489    35,388     66,406,731    (21,127,628)            --     45,314,491      1,148,013
                                ----------   -------   ------------   ------------    -----------    -----------    ===========
  Shares issued in
    acquisition...............   1,325,000     2,650      5,468,010             --             --      5,470,660             --
  Preferred stock dividends...          --        --             --     (3,938,499)            --     (3,938,499)    (3,938,499)
  Noncash beneficial
    conversion charge.........          --        --     37,045,268    (37,045,268)            --             --    (37,045,268)
    Exercise of options and
      warrants................     417,292       834        165,533             --             --        166,367             --
  Net income before preferred
    stock dividends and
    noncash beneficial
    conversion charge.........          --        --             --      6,551,113             --      6,551,113      6,551,113
                                ----------   -------   ------------   ------------    -----------    -----------    -----------
BALANCE, December 31, 2000....  19,435,781    38,872    109,085,542    (55,560,282)            --     53,564,132    (34,432,654)
                                ----------   -------   ------------   ------------    -----------    -----------    ===========
  Change in other
    comprehensive loss........          --        --             --             --     (2,310,392)    (2,310,392)    (2,310,392)
  Preferred stock dividends...          --        --             --     (7,247,759)            --     (7,247,759)    (7,247,759)
  Exercise of options and
    warrants..................      41,000        82         81,918             --             --         82,000             --
  Net income before preferred
    stock dividends...........          --        --             --     17,803,043             --     17,803,043     17,803,043
                                ----------   -------   ------------   ------------    -----------    -----------    -----------
BALANCE, December 31, 2001....  19,476,781   $38,954   $109,167,460   $(45,004,998)   $(2,310,392)   $61,891,024    $ 8,244,892
                                ==========   =======   ============   ============    ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                           2001           2000            1999
                                                       ------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income before preferred stock dividends and
     noncash beneficial conversion charge............  $ 17,803,043   $   6,551,113   $  1,148,013
     Adjustments to reconcile to net cash provided by
       operating activities:
       Depreciation..................................    13,578,618       7,557,599      2,913,260
       Amortization..................................     6,454,110       4,694,710      1,748,982
       Gain on sale of property, machinery and
          equipment..................................      (221,239)        (30,192)      (151,426)
       Cumulative effect of change in accounting for
          derivatives................................     1,860,685              --             --
     Increase in the following, excluding the effects
       of acquisitions:
       Accounts receivable...........................      (405,573)       (768,558)    (3,674,251)
       Prepaid expenses and other assets.............    (3,211,420)     (2,351,607)    (3,234,281)
       Accounts payable, accrued expenses, and other
          liabilities................................     2,350,103       3,967,204      3,339,810
                                                       ------------   -------------   ------------
     Net cash provided by operating activities.......    38,208,327      19,620,269      2,090,107
                                                       ------------   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of businesses including contingent
     consideration, net of cash acquired.............    (1,708,757)   (245,385,665)   (13,802,090)
  Purchases of property, machinery and equipment.....   (13,312,534)     (5,805,151)    (4,043,026)
  Proceeds from sale of property, machinery and
     equipment.......................................       967,628         176,723      1,103,463
  Proceeds from notes receivable.....................         4,430          68,097        425,627
                                                       ------------   -------------   ------------
     Net cash used in investing activities...........   (14,049,233)   (250,945,996)   (16,316,026)
                                                       ------------   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt.................................            --     285,456,070     19,274,802
  Payments on debt...................................   (27,079,475)   (100,722,093)    (5,964,907)
  Debt issuance costs................................       (72,289)    (10,406,439)      (892,241)
  (Increase) decrease in restricted cash.............    (1,434,929)      1,819,930        680,656
  Issuance of preferred stock, net of offering
     costs...........................................            --      59,428,679             --
  Exercise of options and warrants...................        82,000         166,367        893,530
                                                       ------------   -------------   ------------
     Net cash provided by (used in) financing
       activities....................................   (28,504,693)    235,742,514     13,991,840
                                                       ------------   -------------   ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................................    (4,345,599)      4,416,787       (234,079)
CASH AND CASH EQUIVALENTS, beginning of year.........     4,597,420         180,633        414,712
                                                       ------------   -------------   ------------
CASH AND CASH EQUIVALENTS, end of year...............  $    251,821   $   4,597,420   $    180,633
                                                       ============   =============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid......................................  $ 25,576,646   $  15,913,071   $  3,293,798
  Taxes paid.........................................  $    276,426   $     419,218   $      9,898

                           SYNAGRO TECHNOLOGIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NONCASH INVESTING AND FINANCING ACTIVITIES

     On July 9, 1999, the Company entered into a capital lease agreement to purchase ten trucks with a purchase price of approximately $660,000.

     During 2000, the Company issued an aggregate of 57,746.93 shares of Series C, Series D, and Series E Preferred Stock ("Preferred Stock) with an eight percent dividend and beneficial conversion feature. The Company recognized the value of the beneficial conversion feature of approximately $37,045,000 as a noncash beneficial conversion charge. Dividends totaled approximately $3,938,000 in 2000, of which approximately $3,419,000 represents the eight percent dividend on the Company's preferred stock that was paid with additional shares of preferred stock, and approximately $519,000 represents accretion and amortization of issuance costs.

     During 2000, the Company issued an aggregate of 220,898 shares relating to cashless exercises of certain warrants and options pursuant to an exemption from registration under Rule 144 of the Securities Act.

     During 2001, dividends totaled approximately $7,248,000, of which approximately $6,097,000 represents the eight percent dividend on the Company's Preferred Stock that was paid with additional shares of preferred stock, and approximately $1,151,000 represents accretion and amortization of issuance costs.

  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS AND ORGANIZATION

     Synagro Technologies, Inc., a Delaware corporation ("Synagro"), and collectively with its subsidiaries (the "Company") is a national wastewater residuals management company serving more than 1,000 municipal, and industrial wastewater treatment plants and has operations in 35 states and the District of Columbia. Synagro offers many services that focus on the beneficial reuse of organic nonhazardous residuals resulting from the wastewater treatment process. Synagro provides its customers with complete, vertically-integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Synagro and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. As discussed further in Note 2, the Company acquired National Resource Recovery, Inc., on March 1, 1999, in a transaction accounted for as a pooling-of-interests. The historical consolidated financial statements of the Company have been presented for the effect of the pooling-of-interests transaction.

  CASH EQUIVALENTS

     The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

  PROPERTY, MACHINERY AND EQUIPMENT

     Property, machinery and equipment are stated at cost. Depreciation is being provided using the straight-line method over estimated useful lives of three to twenty-five years, net of estimated salvage values. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

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

  GOODWILL

     Goodwill represents the aggregate purchase price paid by the Company in acquisitions accounted for as a purchase over the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis over the estimated period of benefit ranging from 20 to 40 years.

     In the event that facts and circumstances indicate that goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary. The Company believes the goodwill remaining as of December 31, 2001, is fully realizable.

     Through December 31, 2001, goodwill of approximately $2,196,000 has been amortized over a 20-year life. The Company's remaining goodwill has been amortized over a 40-year life. Goodwill amortization expense was approximately $4,489,000, $3,516,000 and $1,527,000 for 2001, 2000 and 1999, respectively. In

                           SYNAGRO TECHNOLOGIES, INC.

accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, amortization of goodwill will cease on January 1, 2002. See discussion of New Accounting Pronouncements below.

  NONCOMPETE AGREEMENTS

     Included in other assets are noncompete agreements. These agreements are valued at fair value and amortized on a straight-line basis over the term of the agreement, which is generally for two to ten years. Noncompete agreements, net of accumulated amortization at December 31, 2001 and 2000, totaled approximately $421,000 and $544,000, respectively. Amortization expense was approximately $124,000 in 2001, $72,000 in 2000, and $76,000 in 1999.

  DEFERRED FINANCING COSTS

     Deferred financing costs, net of accumulated amortization at December 31, 2001 and 2000, totaled approximately $7,012,000 and $9,450,000, respectively, and are included in other assets. Deferred financing costs are amortized over the life of the underlying instruments.

  REVENUE RECOGNITION

     Revenues under facilities operations and maintenance contracts are recognized either when wastewater residuals enter the facilities or when the residuals have been processed, depending on the contract terms. All other revenues under service contracts are recognized when the service is performed.

     The Company provides for losses in connection with long-term contracts where an obligation exists to perform services and when it becomes evident the projected contract costs exceed the related revenues.

  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to the 2001 presentation.

  USE OF ESTIMATES

     In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are the Company's significant estimates and assumptions made in preparation of its financial statements:

          Allowance for Doubtful Accounts -- The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable.

          Loss Contracts -- The Company evaluates its revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations.

          Purchase Accounting -- The Company estimates the fair value of assets, including property, machinery and equipment and its related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition.

                           SYNAGRO TECHNOLOGIES, INC.

          Income Taxes -- The Company assumes the deductibility of certain costs in its income tax filings and estimates the recovery of deferred income tax assets.

          Legal and Contingency Accruals -- The Company estimates and accrues the amount of probable exposure it may have with respect to litigation, claims and assessments.

          Self Insurance Reserves -- Through the use of actuarial calculations, the Company estimates the amounts required to settle insurance claims.

     Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

  CONCENTRATION OF CREDIT RISK

     The Company provides services to a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers including state and local agencies, municipalities and private industries. The Company had one customer that accounted for approximately 14% and 11% of total revenue for the years ended December 31, 2001 and 2000, respectively. No other customers accounted for more than 10% of revenues. The Company reviews its accounts receivable and provides allowances as deemed necessary.

  INCOME TAXES

     The Company accounts for income taxes in accordance with issued SFAS No. 109, "Accounting for Income Taxes." This standard provides the method for determining the appropriate asset and liability for deferred income taxes, which are computed by applying applicable tax rates to temporary differences. Therefore, expenses recorded for financial statement purposes before they are deducted for income tax purposes create temporary differences, which give rise to deferred income tax assets. Expenses deductible for income tax purposes before they are recognized in the financial statements create temporary differences which give rise to deferred income tax liabilities.

  NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that the Company recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at their fair value. Changes in the fair value of a derivative are recorded in income or directly to equity, depending on the instrument's designated use. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into income when the hedged transaction affects income, while the ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current income during the period of the change in fair values. The noncash transition adjustment related to the adoption of this statement has been reflected as a "cumulative effect of change in accounting for derivatives" of approximately $1,861,000 charged to net income and approximately $2,058,000 charged to other comprehensive income included in stockholders' equity as of January 1, 2001. See Note (5) for discussion of the Company's current derivative contracts and hedging activities.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS 142,

                           SYNAGRO TECHNOLOGIES, INC.

goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives. Management has completed the initial impairment test required by the provisions of SFAS 142 as of January 1, 2002, and determined that there has not been an impairment of the Company's goodwill. Beginning January 1, 2002, the Company will no longer amortize goodwill. During 2001, the Company recorded goodwill amortization of approximately $4.5 million.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS No. 144 is effective for the Company for the quarter ending March 31, 2002. Management has yet to determine the impact that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements, but does not expect the effect of adopting this standard to be material to the Company's results of operations and financial position.

(2)  ACQUISITIONS

  2000 ACQUISITIONS

     During 2000, the Company purchased Residual Technologies, Limited Partnership and its affiliates (collectively "RESTEC"), Ecosystematics, Inc., Davis Water Analysis, Inc., AKH Water Management, Inc., Rehbein, Inc, certain assets and contracts of Whiteford Construction Company, Environmental Protection & Improvement Company, Inc. ("EPIC"), and the Bio Gro Division of Waste Management, Inc. ("Bio Gro") (collectively, the "2000 Acquisitions"). In connection with the purchase of RESTEC, the former owners are entitled to receive up to an additional $12.0 million over the eight years following the acquisition if certain performance targets are met. In connection with the purchase of Rehbein, Inc., the former owners are entitled to receive up to an additional $2.0 million over the three years following the acquisition if certain performance targets are met. In connection with the purchase of EPIC, the former owners are entitled to receive up to an additional $5.4 million over the three years following the acquisition if certain performance targets are met. Additionally, the Company assumed approximately $13.4 million, net of restricted cash reserves of approximately $3,076,000, of municipal bonds in connection with the acquisition of RESTEC. The bonds contained a provision whereby RESTEC could defease the bonds and be released from all future obligations by placing an equivalent amount of U.S. Securities with the bonds trustee. On July 21, 2000, the Company defeased the bonds utilizing the $13.5 million available under its amended Senior Credit Agreement reserved for defeasance. The 2000 Acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase prices resulted in approximately $107,632,000 of goodwill that has been amortized

                           SYNAGRO TECHNOLOGIES, INC.

over 40 years. The assets acquired and liabilities assumed relating to the 2000 Acquisitions are summarized as follows:

Common stock shares issued..................................      1,325,000
                                                               ============
Fair value of common stock issued...........................   $  5,471,000
Cash paid including transaction costs, net of cash
  acquired..................................................    247,092,000
Less: Fair value of net tangible assets acquired............    139,460,000
                                                               ------------
Goodwill....................................................   $107,632,000
                                                               ============

  1999 ACQUISITIONS

     In 1999, the Company purchased Anti-Pollution Associates, Inc., D&D Pumping, Inc., Vital Cycle, Inc. and AMSCO, Inc. (collectively, the "1999 Acquisitions"). The 1999 Acquisitions were recorded using the purchase method of accounting. The 1999 Acquisitions resulted in approximately $19,790,000 of goodwill that has been amortized over 40 years. The assets acquired and liabilities assumed relating to the 1999 Acquisitions are summarized as follows:

Common stock shares issued..................................     3,044,784
                                                               ===========
Fair value of common stock issued...........................   $ 9,024,000
Cash paid including transaction costs, net of cash
  acquired..................................................    13,802,000
Less: Fair value of net tangible assets acquired............     3,036,000
                                                               -----------
Goodwill....................................................   $19,790,000
                                                               ===========

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

     The following unaudited pro forma information for the periods 2000 and 1999 set forth below gives effect to the 2000 Acquisitions and the 1999 Acquisitions as if they had occurred at the beginning of 1999. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of actual results, which might have occurred if the acquisitions had been made at the beginning of the periods presented.

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------   ------------
                                                                   (UNAUDITED)
Revenue..................................................  $248,700,000   $235,783,000
Net income before preferred stock dividends..............    10,635,000      4,858,000
Net income (loss) applicable to common stock.............     3,541,000     (1,221,000)
Net earnings (loss) per share
  Basic..................................................  $        .18   $       (.06)
  Diluted................................................  $        .18   $       (.06)

                           SYNAGRO TECHNOLOGIES, INC.

(3)  PROPERTY, MACHINERY AND EQUIPMENT

     Property, machinery and equipment consist of the following:

                                                                      DECEMBER 31,
                                            ESTIMATED USEFUL   ---------------------------
                                             LIFE-IN YEARS         2001           2000
                                            ----------------   ------------   ------------
Land......................................         N/A         $  3,546,730   $  3,276,806
Buildings and improvements................        7-25           32,071,873     31,297,999
Machinery and equipment...................        3-25          193,752,690    174,900,163
Office furniture and equipment............        3-10            2,437,223      1,671,660
Construction in process...................          --            3,571,510      3,346,001
                                                               ------------   ------------
                                                                235,380,026    214,492,629
Less -- Accumulated depreciation..........                       29,265,759     16,026,272
                                                               ------------   ------------
                                                               $206,114,267   $198,466,357
                                                               ============   ============

(4)  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Activity of the Company's allowance for doubtful accounts consists of the following:

                                                               DECEMBER 31,
                                                    ----------------------------------
                                                       2001         2000        1999
                                                    ----------   ----------   --------
Balance at beginning of year......................  $1,701,475   $  522,896   $196,770
Uncollectible receivables written off.............          --      (45,000)    (2,874)
Allowance for doubtful accounts established
  through purchase accounting and charged through
  expense.........................................     463,391    1,223,579    329,000
                                                    ----------   ----------   --------
Balance at end of year............................  $2,164,866   $1,701,475   $522,896
                                                    ==========   ==========   ========

     Accounts payable and accrued expenses consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Accounts payable...........................................  $25,447,341   $23,213,781
Accrued legal and other claims costs.......................    2,238,540     1,906,194
Accrued interest...........................................    2,711,473     2,139,110
Accrued salaries and benefits..............................    3,618,286     1,991,814
Accrued taxes..............................................      274,694       673,674
Other accrued expenses.....................................    6,660,725     6,389,368
                                                             -----------   -----------
Total......................................................  $40,951,059   $36,313,941
                                                             ===========   ===========

                           SYNAGRO TECHNOLOGIES, INC.

(5)  LONG-TERM DEBT OBLIGATIONS

     Long-term debt obligations consist of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
Credit facility -- revolving loan........................  $         --   $         --
Credit facility -- acquisition and term loans............   161,936,292    185,499,999
Subordinated debt........................................    52,760,393     52,760,393
Fair value adjustment related to subordinated debt.......       801,857             --
Capital lease obligations................................            --        626,819
Other notes payable......................................        32,674        736,622
                                                           ------------   ------------
          Total debt.....................................  $215,531,216   $239,623,833
Less:
Current maturities.......................................   (12,880,693)    (9,265,380)
                                                           ------------   ------------
          Long-term debt, net of current maturities......  $202,650,523   $230,358,453
                                                           ============   ============

  CREDIT FACILITY

     On January 27, 2000, the Company entered into a $110 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt, to provide working capital for operations, to fund capital expenditures and other general corporate purposes. The Senior Credit Agreement bears interest at LIBOR or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement. The Senior Credit Agreement was subsequently syndicated on March 15, 2000, to lenders, and the capacity was increased to $120 million. The Senior Credit Agreement was amended and resyndicated on August 14, 2000, to lenders, and the capacity was increased to $230 million. On February 25, 2002, the Senior Credit Agreement was amended to, among other items, increase the revolving loan from $30 million to approximately $51.3 million, increase sublimits for letters of credit from $20 million to $50 million, provide limitations for restricted payments and investments, and increase the permitted amounts of nonrecourse financing and operating lease obligations.

     As of February 25, 2002, the loan commitments under the Senior Credit Agreement, as amended, are as follows:

          (i) Revolving Loan up to $51,330,000 outstanding at any one time;

          (ii) Term A Loans (which, once repaid, may not be reborrowed) of $50,000,000;

          (iii) Term B Loans (which, once repaid, may not be reborrowed) of $100,000,000;

          (iv) Acquisition Term Loans up to $50,000,000 outstanding at any one time available on a revolving basis prior to February 14, 2002, provided that certain approvals are obtained and certain financial ratios are met; and

          (v) Letters of credit issuable by the Company up to $50,000,000 as a subset of the Revolving Loan. At December 31, 2001, the Company had approximately $10,250,000 of letters of credit outstanding.

                           SYNAGRO TECHNOLOGIES, INC.

     The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                                 REVOLVING   TERM A   TERM B   ACQUISITION
PERIOD ENDING DECEMBER 31,                         LOANS     LOANS    LOANS       LOANS
--------------------------                       ---------   ------   ------   -----------
2000...........................................       --       5.00%     .50%         0%
2001...........................................       --      15.00%    1.00%         0%
2002...........................................       --      22.50%    1.00%      5.00%
2003...........................................       --      17.50%    1.00%      6.67%
2004...........................................       --      20.00%    1.00%     11.67%
2005...........................................   100.00%     20.00%    1.00%     76.66%
2006...........................................       --         --    94.50%        --
                                                  ------     ------   ------     ------
                                                  100.00%    100.00%  100.00%    100.00%
                                                  ======     ======   ======     ======

     The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it is in compliance with those covenants as of December 31, 2001. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of December 31, 2001, the Company has borrowed approximately $161,936,000 ($35,886,000 of Term A Loans, $88,370,000 of Term B Loans, and $37,680,000 of Acquisition Loans), which was primarily used to refinance existing debt and to partially fund the 2000 and 1999 Acquisitions. As of December 31, 2001, the Company has approximately $32,069,000 of unused borrowings under the Senior Credit Agreement. The Company's Senior Credit Agreement contains various financial covenants, including a senior debt-to-cash flow ratio, as defined, determined at the end of each quarter. As of December 31, 2001, the maximum senior debt that could have been outstanding while remaining in compliance with the covenant ratios was approximately $194,006,000. As of March 13, 2002, the Company has borrowed approximately $167,936,000 ($35,886,000 of Term A Loans, $88,370,000 of
Term B Loans, $37,680,000 of Acquisition Loans, and $6,000,000 of Revolving Loans) with approximately $29,072,000 of unused borrowings remaining under the Senior Credit Agreement.

  SUBORDINATED DEBT

     On January 27, 2000, the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The agreement was amended on August 14, 2000, allowing, among other things, for the syndication of 50% of the commitment. The loans bear interest at an annual rate of 12% paid quarterly and provide warrants that are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of December 31, 2001, the Company has borrowed approximately $52,760,000 of indebtedness under the terms of the agreement, which was used to partially fund the 2000 Acquisitions. Warrants to acquire 9,225.839 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised (See Note 10).

                           SYNAGRO TECHNOLOGIES, INC.

  DERIVATIVES AND HEDGING ACTIVITIES

     Prior to June 25, 2001, the Company's derivative contracts consisted of interest rate swap agreements and option agreements related to hedging requirements under the Company's Senior Credit Agreement. The option agreements did not qualify for hedge accounting under SFAS 133. Changes in the fair value of these derivatives were recognized in earnings as interest expense of $226,000. The Company's interest rate swap agreements qualified for hedge accounting as cash flow hedges of the Company's exposure to changes in variable interest rates.

     On June 25, 2001, the Company entered into a reverse swap on its subordinated debt, and terminated the previously existing interest rate swap and option agreements noted above. The balance included in accumulated other comprehensive loss included in stockholders' equity is being recognized in future periods' income over the remaining term of the original swap agreement. The amount to be recognized into income over the next twelve months is approximately $813,000. The Company has designated the reverse swap agreement on its subordinated debt as a fair value hedge of changes in the value of the underlying debt as a result of changes in the benchmark interest rate. The liability related to the reverse swap agreement totaling approximately $5,151,000 is reflected in other long-term liabilities at December 31, 2001; additionally, a fair value adjustment on the Company's subordinated debt of approximately $802,000 is reflected in long-term debt at December 31, 2001. The amount of the ineffectiveness of the reverse swap agreement credited to interest expense, net for the twelve months ended December 31, 2001, totaled approximately $267,000.

     On July 3, 2001, the Company entered into an interest rate cap agreement establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6.50% in order to meet the hedging requirements of its Senior Credit Agreement. Changes in the fair value of the agreement charged to interest expense, net and totaled $66,000 during 2001.

  FUTURE PAYMENTS

     At December 31, 2001, future minimum principal payments of long-term debt and Nonrecourse Project Revenue Bonds (see Note 6) are as follows:

                                                             NONRECOURSE
                                              LONG-TERM        PROJECT
YEAR ENDING DECEMBER 31,                         DEBT       REVENUE BONDS      TOTAL
------------------------                     ------------   -------------   ------------
2002.......................................  $ 12,880,693    $ 2,300,000    $ 15,180,693
2003.......................................    11,267,073      2,430,000      13,697,073
2004.......................................    14,272,541      2,570,000      16,842,541
2005.......................................    38,761,075      2,710,000      41,471,075
2006.......................................    84,787,584             --      84,787,584
2007-2010..................................    53,562,250     16,295,000      69,857,250
2011-2016..................................            --     16,579,848      16,579,848
                                             ------------    -----------    ------------
Total......................................  $215,531,216    $42,884,848    $258,416,064
                                             ============    ===========    ============

     The Company had total debt of approximately $258,416,000 at December 31, 2001, including total long-term debt of approximately $215,531,000 and Nonrecourse Project Revenue Bonds of approximately $42,885,000 net of restricted cash of approximately $5,780,000. The Company had current maturities on long-term debt of approximately $12,881,000 and current maturities of approximately $2,300,000 on Nonrecourse Project Revenue Bonds at December 31, 2001. The Company estimates the fair value of long-term debt as of December 31, 2001 and 2000, to be approximately the same as the recorded value.

                           SYNAGRO TECHNOLOGIES, INC.

(6)  NONRECOURSE PROJECT REVENUE BONDS

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2001           2000
                                                             ------------   ------------
Maryland Energy Financing Administration Limited Obligation
  Solid Waste Disposal Revenue Bonds, 1996 series --
     Revenue bonds due 2001 to 2005 at stated interest
       rates of 5.45% to 5.85%.............................  $10,010,000    $12,195,000
     Term revenue bond due 2010 at stated interest rate of
       6.30%...............................................   16,295,000     16,295,000
     Term revenue bond due 2016 at stated interest rate of
       6.45%...............................................   22,360,000     22,360,000
     Less: Restricted cash.................................   (5,780,152)    (5,541,229)
                                                             -----------    -----------
                                                              42,884,848     45,308,771
     Less: Current maturities..............................   (2,300,000)    (2,185,000)
                                                             -----------    -----------
     Nonrecourse project revenue bonds, net of current
       maturities..........................................  $40,584,848    $43,123,771
                                                             ===========    ===========

     In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Nonrecourse Project Revenue Bonds") in the aggregate amount of $58,550,000. The Administration loaned the proceeds of the Nonrecourse Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now Synagro's wholly owned subsidiary and known as Synagro-Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Nonrecourse Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Nonrecourse Project Revenue Bonds in connection with its acquisition of Bio Gro in 2000.

     The Nonrecourse Project Revenue Bonds are primarily secured by the pledge of revenues and assets related to our Back River and Patapsco thermal facilities. The underlying service contracts between us and the City of Baltimore obligated us to design, construct and operate the thermal facilities and obligated the City to deliver biosolids for processing at the thermal facilities. The City makes all payments under the service contracts directly with a trustee for the purpose of paying the Nonrecourse Project Revenue Bonds.

     At our option, we may cause the redemption of the Nonrecourse Project Revenue Bonds at any time on or after December 1, 2006, subject to redemption prices specified in the loan agreement. The Nonrecourse Project Revenue Bonds will be redeemed at any time upon the occurrence of certain extraordinary conditions, as defined in the loan agreement.

     Synagro-Baltimore, L.L.C., one of our wholly owned subsidiaries, guarantees the performance of services under the underlying service agreements with the City of Baltimore. Under the terms of the Bio Gro acquisition purchase agreement, Waste Management, Inc. also guarantees the performance of services under those service agreements. We have agreed to pay Waste Management $500,000 per year beginning in 2007 until the Nonrecourse Project Revenue Bonds are paid or its guarantee is removed. Neither Synagro-Baltimore, L.L.C nor Waste Management has guaranteed payment of the Nonrecourse Project Revenue Bonds or the loan funded by the Nonrecourse Project Revenue Bonds.

     The loan agreement, based on the terms of the related indenture, requires that we place certain monies in restricted fund accounts and that those funds be used for various designated purposes (e.g., debt service reserve funds, bond funds, etc.). Monies in these funds will remain restricted until the Nonrecourse Project Revenue Bonds are paid.

                           SYNAGRO TECHNOLOGIES, INC.

     At December 31, 2001, the Nonrecourse Project Revenue Bonds were secured by property, machinery and equipment with a net book value of approximately $60,083,000 and restricted cash of approximately $8,557,000, of which approximately $5,780,000 was netted against long-term debt and the difference was shown as restricted cash.

     These Nonrecourse Project Revenue Bonds, totaling $42,900,000 of debt (net of restricted cash) as of December 31, 2001, and $3,100,000 of related interest expense paid in 2001, are excluded from the financial covenant calculations required by our Senior Credit Facility.

  CAPITAL LEASES

     The Company operated under lease agreements at December 31, 2000, which were accounted for as capital leases and were repaid during 2001. As of December 31, 2000, the capitalized costs and accumulated depreciation of equipment under capital leases were as follows:

Equipment...................................................   $1,054,825
  Less: Accumulated depreciation............................      274,388
                                                               ----------
                                                               $  780,437
                                                               ==========

(7)  INCOME TAXES

     Federal and state income tax provisions are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2001       2000        1999
                                                     --------   ---------   ---------
Federal:
  Current..........................................  $     --   $      --   $      --
  Deferred.........................................   390,000    (350,000)   (200,000)
State:
  Current..........................................   175,000     350,000     200,000
  Deferred.........................................     8,000          --          --
                                                     --------   ---------   ---------
                                                     $573,000   $      --   $      --
                                                     ========   =========   =========

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35% to income before provision for income taxes as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                            2001      2000      1999
                                                            -----     -----     -----
Provision (benefit) at the statutory rate.................   35.0%     35.0%     35.0%
Increase (decrease) resulting from:
  Goodwill, net...........................................    0.0%     (5.0)%    42.0%
  State income taxes, net of benefit for federal
     deduction............................................    0.6%      5.0%      9.0%
  Other items, net........................................  (11.4)%     0.0%     (3.0)%
  Change in accounting for derivatives....................   (3.2)%      --%       --%
  Special credits, net....................................   (9.8)%     0.0%      0.0%
  Change in valuation allowance...........................   (8.4)%   (35.0)%   (83.0)%
                                                            -----     -----     -----
                                                              2.8%      0.0%      0.0%
                                                            =====     =====     =====

                           SYNAGRO TECHNOLOGIES, INC.

     Significant components of the Company's deferred tax assets and liabilities for federal income taxes consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Deferred tax assets --
  Net operating loss carryforwards.........................  $25,540,000   $12,140,000
  Alternative minimum tax credit...........................       40,000        40,000
  Accrual not currently deductible for tax purposes........    6,025,000     3,614,000
  Allowance for bad debts..................................      744,000       558,000
  Other....................................................    1,783,000       417,000
                                                             -----------   -----------
     Total deferred tax assets.............................   34,132,000    16,769,000
Valuation allowance for deferred tax assets................   (1,297,000)   (2,993,000)
Deferred tax liability --
  Differences between book and tax bases of fixed assets...  (26,577,000)  (10,921,000)
  Differences between book and tax bases of goodwill.......   (4,681,000)   (2,305,000)
                                                             -----------   -----------
     Total deferred tax liabilities........................  (31,258,000)  (13,226,000)
                                                             -----------   -----------
     Net deferred tax asset................................  $ 1,577,000   $   550,000
                                                             ===========   ===========

     As of December 31, 2001, the Company generated net operating loss ("NOL") carryforwards of approximately $67,209,000 available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Accordingly, the Company's ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has incurred losses in recent years and the utilization of these carryforwards could be limited as discussed above, a valuation allowance has been established to partially offset the net deferred tax asset at December 31, 2001 and 2000. The valuation allowance decreased by $1,696,000 for the year ended December 31, 2001, due to basis differences in fixed assets and goodwill reduced by deferred tax assets related to increases in tax NOL carryforwards. The valuation allowance decreased by $333,000 for the year ended December 31, 2000, due to basis differences in fixed assets and goodwill reduced by net deferred tax assets related to increases in tax NOL carryforwards.

(8)  COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases certain facilities and equipment for its corporate and operations offices under noncancelable long-term lease agreements. Rental expense was approximately $4,794,000, $3,861,000 and

                           SYNAGRO TECHNOLOGIES, INC.

$1,368,000 for 2001, 2000 and 1999, respectively. Minimum annual rental commitments under these leases are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2002........................................................   $ 4,768,418
2003........................................................     4,384,249
2004........................................................     4,254,919
2005........................................................     3,687,492
2006........................................................     3,035,267
Thereafter..................................................    18,366,326
                                                               -----------
                                                               $38,496,671
                                                               ===========

  CUSTOMER CONTRACTS

     A substantial portion of the Company's revenue is derived from services provided under contracts and written agreements with the Company's customers. Some of these contracts, especially those contracts with large municipalities (including our largest contract and at least four of the Company's other top 10 contracts), provide for termination of the contract by the customer after giving relatively short notice (in some cases as little as 10 days). In addition, these contracts contain liquidated damages clauses which may or may not be enforceable in the case of early termination of the contracts. If one or more of these contracts are terminated prior to the expiration of its term, and the Company is not able to replace revenues from the terminated contracts or receive liquidated damages pursuant to the terms of the contract, the lost revenue could have a material and adverse effect the Company's business, financial condition and results of operations.

  LITIGATION

     The Company's business activities are subject to environmental regulation under federal, state and local laws and regulations. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. The Company believes that these matters will not have a material adverse effect on its business, financial condition and results of operations. However, the outcome of any particular proceeding cannot be predicted with certainty. The Company is required, under various regulations, to procure licenses and permits to conduct its operations. These licenses and permits are subject to periodic renewal without which the Company's operations could be adversely affected. There can be no assurance that regulatory requirements will not change to the extent that it would materially affect the Company's consolidated financial statements.

  Marshall Case

     In January 2002, the Company settled a lawsuit that was filed in Rockingham County Superior Court, New Hampshire, in November 1998. The plaintiff claimed that the death of an individual was allegedly caused by exposure to certain biosolids disposed of by one of the Company's wholly owned subsidiaries. The plaintiff in the settlement represented that there was no scientific support to the allegations as previously alleged. See Note 12.

  Riverside County

     The Company leases and operates a composting facility in Riverside County, California, under a conditional use permit ("CUP") that expires January 1, 2010. The CUP allows for a reduction in material intake and CUP term in the event of noncompliance with the CUP's terms and conditions. In response to alleged noncompliance due to excessive odor, on or about June 22, 1999, the Riverside County Board of

                           SYNAGRO TECHNOLOGIES, INC.

Supervisors attempted to reduce the Company's intake of biosolids from 500 tons per day to 250 tons per day. The Company believes that this was not an authorized action by the Board of Supervisors. On September 15, 1999, the Company was granted a preliminary injunction restraining and enjoining the County of Riverside ("County") from restricting the Company's intake of biosolids at its Riverside composting facility.

     In the lawsuit that the Company filed in the Superior Court of California, County of Riverside, the Company has also complained that the County's treatment of the Company is in violation of our civil rights under U.S.C. Section 1983 and that its due process rights were being affected because the County was improperly administering the odor protocol in the CUP. The County alleges that the odor "violations," as well as the Company's actions in not reducing intake, could reduce the term of the CUP to January 2002. The Company disagrees and has challenged the County's position in the lawsuit.

     No trial date has been set at this time. The case is currently subject to an agreed stay and we continue to operate under the existing CUP while the parties explore settlement. The parties have executed a Memorandum of Understanding signed by the Board of Supervisors of the County which provides for a plan to relocate the compost facility to a piece of land owned by the County.

     Whether or not the parties reach settlement based on the terms of the Memorandum of Understanding, the site may be closed, we may incur additional costs related to contractual agreements, relocation and site closure, as well as the need to obtain new permits (including some from the County) at a new site. If the Company is unsuccessful in its efforts, goodwill and certain assets may be impaired. Total goodwill associated with the operations is approximately $13,843,000 at December 31, 2001. The financial impact associated with a site closure cannot be reasonably estimated at this time. Although we feel that our case is meritorious, the ultimate outcome cannot be determined at this time.

  Reliance Insurance

     For the 24 months ended October 31, 2000 (the "Reliance Coverage Period"), the Company insured certain risks, including automobile, general liability, and worker's compensation, with Reliance National Indemnity Company ("Reliance") through policies totaling $26 million in annual coverage. On May 29, 2001, the Commonwealth Court of Pennsylvania entered an order appointing the Pennsylvania Insurance Commissioner as Rehabilitator and directing the Rehabilitator to take immediate possession of Reliance's assets and business. On June 11, 2001, Reliance's ultimate parent, Reliance Group Holdings, Inc., filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code of 1978, as amended. On October 3, 2001, the Pennsylvania Insurance Commissioner removed Reliance from rehabilitation and placed it into liquidation.

     On January 21, 2000, several plaintiffs filed suit in the District Court of Jackson County, Texas, (the "Lopez Suit") against a wholly owned subsidiary of the Company, Synagro of Texas-CDR, Inc. The Lopez Suit was later amended to name the Company as an additional defendant. The suit arises out of an automobile accident involving a vehicle operated by Synagro of Texas-CDR, Inc., in which one person was killed and two others were injured. The Lopez Suit was set for trial in November 2001; however, on October 16, 2001, as a result of the Texas Insurance Commissioner's finding that Reliance was impaired, a notice of an automatic 180-day stay was filed in the Lopez Suit. The stay will expire April 5, 2002, and the Lopez Suit is set for trial on May 13, 2002, with a backup trial setting of June 17, 2002. The Lopez plaintiffs are seeking unspecified damages from the Company and its affiliates. On November 13, 2001, the Company filed a petition for intervention in the Pennsylvania Court requesting that the Court approve and order Reliance to fund an $11.9 million settlement that Reliance had proposed regarding the Lopez Suit (the "Intervention Action").

     The Company is vigorously defending itself against this lawsuit. In addition, other third parties have asserted claims and/or brought suit against the Company and its affiliates related to alleged acts or omissions occurring during the Reliance Coverage Period. It is possible, depending on the outcome of the AON Suit (discussed below) and the Intervention Action, and possible claims made with the Texas Property and

                           SYNAGRO TECHNOLOGIES, INC.

Casualty Insurance Guaranty Association, that the Company will have no, or insufficient, insurance funds available to pay any potential losses. There are uncertainties relating to (1) the Company's ultimate liability, if any, for damages in the Lopez Suit or the other cases arising during the covered period;
(2) the availability of the insurance coverage; (3) the potential for recovery from the AON Suit; (4) the Intervention Action; and (5) possible recovery from the Texas Property and Casualty Insurance Guaranty Association. Based upon information currently available, the Company has estimated that its net probable exposure for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance is $1.9 million and, accordingly, have recorded a special charge of $2.2 million in its December 31, 2001, financial statements to record the estimated exposure for this matter and related legal expenses. Although the Company believes $1.9 million of the charge represents its current probable exposure related to the Reliance matter, the final resolution could be substantially different from the amount recorded.

  AON

     On October 4, 2001, the Company filed suit in the 24th Judicial District Court of Jackson County, Texas, against its insurance broker, AON Risk Services of Texas, Inc. ("AON"), and the several insurance companies that reinsured the policies issued by Reliance (the "Reinsurers") (the "AON Suit"). In the AON Suit, the Company is seeking a judgment against AON for any and all sums that the Company may become liable for as a result of any settlement of, or the entry of any judgment in, the Lopez Suit, and any and all costs associated with defense thereof, as a result of the Company's assertion of negligence by AON in placing the entirety of the Company's insurance coverage with Reliance and AON's failure to obtain "cut through endorsements" to the Reliance policies which would enable the Company to proceed directly against the Reinsurers. The Company is also seeking a declaratory judgment against the Reinsurers declaring that the Reinsurers owe the Company a duty of defense and indemnity in the Lopez Suit as a result of the Reinsurers' participation in the investigation, evaluation, and handling of the Lopez Suit, as a result of any "cut through endorsements" that may have been obtained by AON, and by virtue of a "fronting arrangement" whereby most or all of certain Reliance policies were reinsured. The AON Suit is at an early stage, and the ultimate outcome of this litigation, including amounts, if any, that may be recovered by the Company, cannot be determined at this time.

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

     As of March 13, 2002, Synagro has issued performance bonds of approximately $115,000,000 and other guarantees. Such financial instruments are given in the ordinary course of business. Synagro insures the majority of its contractual obligations through performance bonds.

                           SYNAGRO TECHNOLOGIES, INC.

(9)  OTHER COMPREHENSIVE LOSS

     The Company's accumulated comprehensive loss for the twelve months ended December 31, 2001 is summarized as follows:

  Cumulative effect of change in accounting for
     derivatives............................................      $(2,058,208)
  Change in fair value of derivatives.......................       (2,200,696)
  Reclassification adjustment to earnings...................          532,466
  Tax benefit of changes in fair value......................        1,416,046
                                                                  -----------
                                                                  $(2,310,392)
                                                                  ===========

     There is no difference between net income (loss) and comprehensive income
(loss) for 2000 and 1999.

(10)  STOCKHOLDERS' EQUITY

  COMMON STOCK AND WARRANTS

     On October 7, 1998, the Company issued warrants to purchase 170,000 shares of Common Stock, in connection with the Senior Credit Agreement (see Note 5). The warrants are exercisable at $6.00 and expire October 2002. The Company estimated the fair value of the warrants to be approximately $200,000, which was recorded as deferred financing costs and additional paid-in capital. These deferred loan costs are being amortized over the term of the Senior Credit Agreement.

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

                           SYNAGRO TECHNOLOGIES, INC.

272.058 shares of Series C Preferred Stock. During April 2000, all Series C Preferred Stock was converted to Series D Preferred Stock.

  SERIES D REDEEMABLE PREFERRED STOCK

     On January 26, 2000, the Company authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. The Series D Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by
(i) the sum of (a) the number of shares to be converted multiplied by the Liquidation Value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series D Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends and may be paid in cash or in kind, at the option of the Company. Dividends on each share of Series D Preferred Stock shall accrue on a daily basis at the rate of eight percent per annum on the aggregate Liquidation Value. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

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

  SERIES E REDEEMABLE PREFERRED STOCK

     On June 14, 2000, the Company authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. The Series E Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by
(i) the sum of (a) the number of shares to be converted multiplied by the Liquidation Value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Common Stock or any other equity securities of the Company. The liquidation value of each share of Series E Preferred Stock is $1,000 per share ("Liquidation Value") plus accrued and unpaid dividends and may be paid in cash or in kind, at the option of the Company. Dividends on each share of Series E Preferred Stock shall accrue on a daily basis at the rate of eight percent per annum on the aggregate Liquidation Value. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the Liquidation Value plus accrued and unpaid dividends.

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

                           SYNAGRO TECHNOLOGIES, INC.

  NONCASH BENEFICIAL CONVERSION

     The Series D and Series E Preferred Stock, including Series C Preferred Stock that were converted into Series D Preferred Stock (see above), the warrants issued in connection with the subordinated debt (see Note 5) and warrants issued in connection with the issuance of Preferred Stock, which were converted into Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, are convertible into shares of the Company's common stock at $2.50 per share. This conversion feature was below the market price at the dates of issuance. During 2000, the Company recognized the value of this beneficial conversion feature of approximately $37,045,000 as a noncash beneficial conversion charge at the dates of issuance. The value of such preferred stock dividend has no impact on the Company's cash flows, but reduces basic and diluted earnings applicable to holders of Common Stock. Additionally, future issuances of Series C, D and E Preferred Stock and warrants related to subordinated debt may result in future noncash beneficial conversion charges.

  EARNINGS PER SHARE

     Basic earnings per share (EPS) exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income before preferred stock dividends by the total of the weighted average number of common shares outstanding for the period, the weighted average number of shares of common stock that would be issued assuming conversion of the Company's preferred stock, and other common stock equivalents for options and warrants outstanding determined using the treasury stock method. The difference between basic and diluted shares for the year ended December 31, 1999, relates to stock options. Additionally, the Company had 600,824 options that were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock.

     Basic and diluted EPS are the same for the year ended December 31, 2000, because diluted earnings per share was less dilutive than basic earning per share ("antidilutive"); however, the adjusted number of shares that would be increased was 17,849,145, of which 17,432,617 related to preferred stock and approximately 416,528 related to stock options and warrants. The adjusted number of shares for diluted EPS for the year ended December 31, 2001, includes 30,190,705 shares, of which 30,180,610 related to preferred stock and 10,095 related to stock options and warrants.

                           SYNAGRO TECHNOLOGIES, INC.

     The following table summarizes the net income and weighted average shares to reconcile basic EPS and diluted EPS for the fiscal years 2001, 2000 and 1999:

                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  2001           2000          1999
                                               -----------   ------------   -----------
NET INCOME:
  Net income (loss) applicable to common
     stock...................................  $10,555,284   $(34,432,654)  $ 1,148,013
  Preferred stock dividends..................    7,247,759             --            --
                                               -----------   ------------   -----------
  Net income (loss) for basic and diluted
     earnings per share......................   17,803,043    (34,432,654)    1,148,013
                                               ===========   ============   ===========
WEIGHTED AVERAGE SHARES:
  Weighted average shares outstanding for
     basic earnings per share................   19,457,389     19,289,720    16,481,399
  Effect of dilutive stock options...........       10,095             --       997,977
  Effect of convertible preferred stock under
     the "if converted" method...............   30,180,610             --            --
                                               -----------   ------------   -----------
  Weighted average shares outstanding for
     diluted earnings per share..............   49,648,094     19,289,720    17,479,376

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

     In connection with the issuance of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock to GTCR Funds VII, L.P. and its affiliates, and TCW/Crescent Lenders, the Board of Directors waived the application of the Rights Plan.

                           SYNAGRO TECHNOLOGIES, INC.

(11) STOCK OPTION PLANS

     At December 31, 2001, the Company had outstanding stock options granted under the 2000 Stock Option Plan ("The 2000 Plan") and the Amended and Restated 1993 Stock Option Plan ("the Plan") for officers, directors and key employees of the Company (collectively, the "Option Plans").

     At December 31, 2001, there were $3,087,000 options for shares of common stock reserved under the 2000 Plan for future grants. Effective with the approval of the 2000 Plan, no further grants will be made under the 1993 Plan. The exercise price of options granted shall be at least 100% (110% for 10% or greater stockholders) of the fair value of Common Stock on the date of grant. Options must be granted within ten years from the date of the Plan and become exercisable at such times as determined by the Plan committee. Options are exercisable for no longer than five years for certain 10% or greater stockholders and for no longer than 10 years for others.

     A summary of the Company's stock option plans as of December 31, 2001, 2000, and 1999, and changes during those years is presented below:

  2000 Plan

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                     SHARES UNDER    EXERCISE     EXERCISE
                                                        OPTION      PRICE RANGE    PRICE
                                                     ------------   -----------   --------
Options outstanding at December 31, 1999...........          --     $       --     $  --
  Granted..........................................     925,000           2.50      2.50
                                                      ---------     ----------     -----
Options outstanding at December 31, 2000...........     925,000           2.50      2.50
  Granted..........................................   4,239,489      2.50-6.31      2.79
  Canceled.........................................    (666,500)          2.50      2.50
                                                      ---------     ----------     -----
Options outstanding at December 31, 2001...........   4,497,989      2.50-6.31      2.77
  Exercisable at December 31, 2001.................     185,000     $     2.50     $2.50
                                                      =========     ==========     =====

                           SYNAGRO TECHNOLOGIES, INC.

  1993 Plan

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                     SHARES UNDER    EXERCISE     EXERCISE
                                                        OPTION      PRICE RANGE    PRICE
                                                     ------------   -----------   --------
Options outstanding at December 31, 1998...........   1,082,773      2.00-8.25      2.86
  Granted..........................................     279,000      3.13-6.31      4.40
  Canceled/expired.................................     (66,778)     2.00-6.94      2.68
  Exercised........................................    (150,333)     2.00-6.31      2.20
                                                      ---------     ----------     -----
Options outstanding at December 31, 1999...........   1,144,662      2.00-8.25      3.33
  Granted..........................................     240,000      2.75-4.50      3.68
  Canceled/expired.................................     (12,600)     3.00-3.25      3.20
  Exercised........................................     (61,789)     2.00-3.00      2.69
                                                      ---------     ----------     -----
Options outstanding at December 31, 2000...........   1,310,273      2.00-8.25      3.34
  Canceled/expired.................................    (173,600)     2.75-8.25      3.48
  Exercised........................................     (41,000)          2.00      2.00
                                                      ---------     ----------     -----
Options outstanding at December 31, 2001...........   1,095,673      2.00-6.31      3.47
Exercisable at December 31, 2001...................   1,042,392     $2.00-6.31     $3.42
                                                      =========     ==========     =====

  OTHER OPTIONS

     In addition to options issuable under the above plans, the Company has other options outstanding to employees and directors of the Company. The options were issued at exercise prices equal to the fair market value at the grant date of the options.

     The following summarizes the stock option transactions of the "other" options:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                     SHARES UNDER     EXERCISE     EXERCISE
                                                        OPTION      PRICE RANGE     PRICE
                                                     ------------   ------------   --------
Options outstanding at December 31, 1998...........   2,692,887     $2.00 - 6.94    $4.08
  Granted..........................................     351,728      3.13 - 6.31     5.62
  Exercised........................................    (141,666)     2.00 - 6.31     2.51
  Canceled.........................................    (178,668)            6.94     6.94
                                                      ---------     ------------    -----
Options outstanding at December 31, 1999...........   2,724,281      2.00 - 6.31     4.18
  Granted..........................................       1,332             4.50     4.50
  Exercised........................................    (200,000)            2.00     2.00
                                                      ---------     ------------    -----
Options outstanding at December 31, 2000...........   2,525,613      2.00 - 6.31     4.35
  Canceled.........................................    (488,659)     2.75 - 6.31     5.01
                                                      ---------     ------------    -----
Options outstanding at December 31, 2001...........   2,036,954      2.00 - 6.31     4.19
  Exercisable at December 31, 2001.................   2,036,954     $2.00 - 6.31    $4.19
                                                      =========     ============    =====

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

                           SYNAGRO TECHNOLOGIES, INC.

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

     The Company continues to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for its stock option plans. Had the Company elected to apply SFAS No. 123, the Company's net loss and loss per share would have approximated the pro forma amounts indicated below:

                                                  2001           2000          1999
                                               -----------   ------------   -----------
Net income (loss)
  As reported................................  $10,555,284   $(34,432,654)  $ 1,148,013
Pro forma for SFAS No. 123...................  $ 6,432,514   $(38,297,625)  $(1,979,002)
Diluted earnings (loss) per share-
  As reported................................  $      0.36   $      (1.78)  $       .07
Pro forma for SFAS No. 123...................  $      0.13   $      (1.99)  $      (.11)

     The following ranges of options were outstanding as of December 31, 2001:

                                                                    WEIGHTED AVERAGE
OUTSTANDING SHARES              EXERCISE PRICE   WEIGHTED AVERAGE   CONTRACTUAL LIFE
UNDER OPTION                        RANGE         EXERCISE PRICE       (IN YEARS)      EXERCISABLE
------------------              --------------   ----------------   ----------------   -----------
5,213,970.....................   $2.00 - 2.99         $2.49               8.29          1,231,636
1,568,326.....................    3.00 - 3.99          3.23               6.66          1,561,666
 251,988......................    4.00 - 5.99          4.55               8.41            149,712
 596,332......................    6.00 - 6.94          6.54               8.28            321,332

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value of $1.49, $2.29 and $4.57 for grants made during the years ended December 31, 2001, 2000 and 1999, respectively. The following assumptions were used for option grants in 2001, 2000 and 1999, respectively: expected volatility of 82%, 88% and 86%; risk-free interest rates of 4.97%, 6.42% and 5.88%; expected lives of up to ten years and no expected dividends to be paid. The compensation expense included in the above pro forma net income data, may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

(12)  SPECIAL CHARGES (CREDITS), NET TO OPERATIONS

     In 1999, the Company incurred approximately $1.5 million of charges for legal, accounting, and financing costs related to the proposed preferred stock investment and the merger discussion with Azurix, both of which were terminated by Azurix in October 1999, and several other legal matters related to events occurring in prior years.

     In 2001, the Company recognized $5.0 million of net special credits, which includes the $6.1 million nonrecurring special credit from litigation settlement related to claims between the Company and Azurix Corp. arising from financing and merger discussions between the companies that were terminated in October 1999 and settled in September 2001, partially offset by the $1.1 million of net special charges recognized in December 2001. The $1.1 million of net special charges includes a $2.2 million charge for the Company's estimated net exposure for unpaid insurance claims and other costs related to the Company's 1998 and 1999 policy periods for which coverage may not be available due to the pending liquidation status of the Company's previous insurance underwriter, Reliance Insurance Company, partially offset by a $1.1 million special credit

                           SYNAGRO TECHNOLOGIES, INC.

resulting from the settlement of the Marshall litigation as such matter was settled in an amount favorable to prior estimates. See Note 8.

(13)  EMPLOYEE BENEFIT PLANS

     Certain of the Company's subsidiaries sponsor various defined contribution retirement plans for full-time and some part-time employees. The plans cover employees at all of the Company's operating locations. The defined contribution plans provide for contributions ranging from one percent to 15% of covered employees' salaries or wages. The Company may make a matching contribution as a percentage set at the end of each plan year. For 2001, 2000 and 1999, the matching contributions totaled approximately $1,033,000, $223,000 and $34,000, respectively.

(14)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Quarterly financial information for the years ended December 31, 2001 and 2000, is summarized as follows (in thousands, except per share data).

                                                      QUARTER ENDED                                 QUARTER ENDED
                                       -------------------------------------------   -------------------------------------------
                                       MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                         2001        2001       2001        2001       2000        2000       2000        2000
                                       ---------   --------   ---------   --------   ---------   --------   ---------   --------
Revenues.............................   $58,795    $65,800     $70,067    $65,534     $18,666    $27,768     $53,513    $63,150
Gross profit.........................    13,219     18,460      18,847     16,751       3,574      8,258      14,734     16,632
Operating income.....................     6,984     12,333      18,218      9,449         472      4,905       9,612     10,356
Net income (loss) applicable to
  common stock.......................    (3,973)     3,443      10,151        934     (24,112)    (2,138)     (8,977)       795
Earnings per share
  Basic..............................     (0.21)      0.18        0.52       0.05       (1.28)     (0.11)      (0.46)      0.04
  Diluted............................     (0.21)      0.11        0.24       0.05       (1.28)     (0.11)      (0.46)      0.04

     The sum of the individual quarterly earnings per share amounts do not agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter, and the dilutive effects of the redeemable preferred stock and stock options, if applicable, in each quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company has filed with the Securities and Exchange Commission, not later than 120 days after December 31, 2001, a definitive proxy statement pursuant to Regulation 14A involving the election of directors. Reference is made to the sections of such proxy statement entitled "Other Information -- Principal Stockholders", "Other
Information -- Executive Compensation", "Election of Directors -- Management Stockholdings", and "Other Information -- Certain Transactions", which sections and subsections of such proxy statement are incorporated herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Exhibits:

          1. Financial Statements:

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   36
Consolidated balance sheets at December 31, 2001 and 2000...   37
Consolidated statements of earnings for each of the three
  years in the period ended December 31, 2001...............   38
Consolidated statements of cash flows for each of the three
  years in the period ended December 31, 2001...............   39
Consolidated statement of stockholders' equity for each of
  the three years in the period ended December 31, 2001.....   40
Notes to consolidated financial statements..................   42

          2. Financial Schedules:

     All financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

          3. Exhibits:

 3.1*     --  Restated Certificate of Incorporation of Synagro
              Technologies, Inc. (the "Company") dated August 16, 1996
              (Incorporated by reference to Exhibit 3.1 to the Company's
              Post-Effective Amendment No. 1 to Registration Statement No.
              33-95028, dated October 25, 1996).
 3.2      --  Amended and Restated Bylaws of the Company dated effective
              January 27, 2000.
 4.1*     --  Specimen Common Stock Certificate of the Company
              (Incorporated by reference to Exhibit 4.1 to the Company's
              Registration Statement on Form 10, dated December 29, 1992).
 4.2*     --  Specimen Warrant Certificate of the Company (Incorporated by
              reference to Exhibit 4.2 to the Company's Registration
              Statement on Form S-1 (No. 33-95028), dated July 27, 1995, and as amended).
 4.3*     --  Rights Agreement, dated as of December 20, 1996, between the
              Company and Intercontinental Registrar & Transfer Agency,
              Inc., as Rights Agent, which includes as Exhibit A thereto the Synagro Technologies, Inc. Statement of Designations,
              Preferences, Limitations and Relative Rights of its Series A
              Junior Participating Preferred Stock, and as Exhibit C
              thereto the Form of Rights Certificate (Incorporated by
              reference to Exhibit No. 4.1 to Registrant's Registration
              Statement on Form 8-A dated December 27, 1996).
 4.4*     --  Certificate of Designation, Preferences, Rights and
              Limitations of Series B Preferred Stock of Synagro
              Technologies, Inc. (Incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year
              ended 1997).
 4.5*     --  Registration Rights Agreement dated as of March 31, 1998, among the Company, Environmental Opportunities Fund, L.P.,
              Environmental Fund (Cayman), L.P. and other purchasers of
              the Company's Series B Preferred Stock as listed on Exhibit
              A thereto (Incorporated by reference to Exhibit 4.5 to the
              Company's Annual Report on Form 10-K for the year ended
              1997).
 4.6*     --  Specimen Series B Preferred Stock Certificate (Incorporated
              by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended 1997).
 4.7*     --  Certificate of Designations, Preferences and Rights of
              Series C Convertible Preferred Stock of Synagro
              Technologies, Inc. (Incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, dated February
              17, 2000).

 4.8*     --  Certificate of Designations, Preferences and Rights of
              Series D Convertible Preferred Stock of Synagro
              Technologies, Inc. (Incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated February
              17, 2000).
 4.9*     --  Certificate of Designations, Preferences and Rights of
              Series E Convertible Preferred Stock of Synagro
              Technologies, Inc. (Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated June 30,
              2000).
 4.10*    --  Amended and Restated Warrant Agreement, dated August 14,
              2000, by and between Synagro Technologies, Inc. and GTCR
              Capital Partners, L.P. (Incorporated by reference to Exhibit
              2.6 to the Company's Current Report on Form 8-K, dated
              August 28, 2000).
 4.11*    --  TCW/Crescent Warrant Agreement dated August 14, 2000, by and among Synagro Technologies, Inc. and TCW/Crescent Mezzanine partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW
              Leveraged Income Trust, L.P., TCW Leveraged Income Trust II,
              L.P., and TCW Leveraged Income Trust IV, L.P. (Incorporated
              by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated August 28, 2000).
 4.12*    --  Form of Stock Purchase Warrant (Incorporated by reference to
              Exhibit 2.7 to the Company's Current Report on Form 8-K,
              dated August 28, 2000).
 4.13*    --  Amended and Restated Registration Agreement dated August 14,
              2000, by and between Synagro Technologies, Inc., GTCR Fund
              VII. L.P., GTCR Co-Invest, L.P., GTCR Capital Partners,
              L.P., TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent
              Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW
              Leveraged Income Trust II, L.P., and TCW Leverage Income
              Trust IV, L.P. (Incorporated by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K, dated August 28,
              2000).
 4.14*    --  Stockholders Agreement dated August 14, 2000, by and between
              Synagro Technologies Inc., GTCR Fund VII, L.P., GTCR
              Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent
              Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust
              II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income
              Trust II, L.P., and TCW Leveraged Income Trust IV, L.P.
              (Incorporated by reference to Exhibit 2.9 to the Company's
              Current Report on Form 8-K, dated August 28, 2000).
 4.15*    --  Form of TCW/Crescent Warrant (Incorporated by reference to
              Exhibit 2.10 to the Company's Current Report on Form 8-K,
              dated August 28, 2000).
 4.16*    --  Form of GTCR Warrant (Incorporated by reference to Exhibit
              2.11 to the Company's Current Report on Form 8-K, dated
              August 28, 2000).
10.1*     --  Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998, among the Company, Environmental
              Opportunities Fund, L.P., Environment Opportunities Fund
              (Cayman), L.P. and other purchasers of the Company's Series
              B Preferred Stock as listed on Exhibit A thereto
              (Incorporated by reference to Exhibit 10.1 to the Company's
              Annual Report on Form 10-K for the year ended 1997).
10.2*     --  Form of Indemnification Agreement (Incorporated by reference to Appendix F to the Company's Proxy Statement on Schedule
              14A for Annual Meeting of Stockholders, dated May 9, 1996).
10.3*     --  Amended and Restated 1993 Stock Option Plan dated August 5,
              1996 (Incorporated by reference to Exhibit 4.1 to the
              Company's Registration Statement on Form S-8 (No.
              333-64999), dated September 30, 1998).
10.4*     --  Second Amended and Restated Credit Agreement dated August
              14, 2000, by and among Synagro Technologies, Inc., Bank of
              America, N.A., Suntrust Bank, Key Corporate Capital, Inc.,
              and various other financial institutions (Incorporated by
              reference to Exhibit 2.4 to the Company's Current Report on
              Form 8-K, dated August 28, 2000).
10.5      --  First Amendment dated February 25, 2002 to the Second
              Amended and Restated Credit Agreement dated August 14, 2000, by and among Synagro Technologies, Inc., Bank of America,
              N.A., Suntrust Bank, Key Corporate Capital, Inc., and
              various other financial institutions.

10.6*     --  Agreement and Plan of Merger dated October 20, 1999, by and among Synagro Technologies, Inc., RESTEC Acquisition Corp.,
              New England Treatment Company Inc., Paul A. Toretta, Frances
              A. Guerrera, Frances A. Guerrera, as executrix of the Estate of Richard J. Guerrera, and Frances A. Guerrera and Robert
              Dionne, as Co-Trustee of the Richard J. Guerrera Revocable
              Trust under Agreement dated November 2, 1998, as amended by that certain Letter Amendment dated January 7, 2000, and
              that certain Second Amendment to Agreement and Plan of
              Merger dated January 26, 2000 (Incorporated by reference to
              Exhibit 2.1, 2.3 and 2.4 to the Company's Current Report on
              Form 8-K, dated February 11, 2000).
10.7*     --  Purchase and Sale Agreement dated October 20, 1999, by and among Synagro Technologies, Inc., Paul A. Toretta, Eileen
              Toretta, as Trustee of the Paul A. Toretta 1998 Grant,
              Frances A. Guerrera, Frances A. Guerrera, as executrix of
              the Estate of Richard J. Guerrera, and Frances A. Guerrera
              and Robert Dionne, as Co-Trustees of the Richard J. Guerrera
              Revocable Trust under Agreement dated November 2, 1998, as amended by that certain Letter Amendment dated January 7,
              2000, and that certain Second Amendment to Purchase and Sale
              Agreement and dated January 26, 2000 (Incorporated by
              reference to Exhibit 2.2, 2.3 and 2.5 to the Company's
              Current Report on Form 8-K, dated February 11, 2000).
10.8*     --  Asset Purchase Agreement dated October 26, 1999, by and between Synagro Technologies, Inc. and Whiteford
              Construction Co., Inc. (Incorporated by reference to Exhibit
              2.1 to the Company's Current Report on Form 8-K, dated April
              10, 2000).
10.9*     --  Amendment No. 1 to the Asset Purchase Agreement dated March
              24, 2000, by and between Synagro Technologies, Inc. and
              Whiteford Construction Co., Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K,
              dated April 10, 2000).
10.10*    --  Stock Purchase Agreement dated October 26, 1999, by and among Synagro Technologies, Inc., Gerald L. Rehbein and
              Gordon W. Rehbein (Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated April 10,
              2000).
10.11*    --  Amendment No. 2 to the Stock Purchase Agreement dated March
              27, 2000, by and among Synagro Technologies, Inc., Gerald L.
              Rehbein and Gordon W. Rehbein (Incorporated by reference to
              Exhibit 2.5 to the Company's Current Report on Form 8-K,
              dated April 10, 2000).
10.12*    --  Earn Out Agreement dated March 27, 2000, by and among
              Synagro Technologies, Inc., Gerald L. Rehbein and Gordon W.
              Rehbein (Incorporated by reference to Exhibit 2.6 to the
              Company's Current Report on Form 8-K, dated April 10, 2000).
10.13*    --  Stock Purchase Agreement dated March 31, 2000, by and
              between Synagro Technologies, Inc. and Compost America
              Holding Company, Inc. (Incorporated by reference to Exhibit
              2.1 to the Company's Current Report on Form 8-K, dated June
              30, 2000).
10.14*    --  Earn Out Agreement dated June 15, 2000, by and among Synagro
              Technologies, Inc. and Compost America Holding Company, Inc.
              (Incorporated by reference to Exhibit 2.2 to the Company's
              Current Report on Form 8-K, dated June 30, 2000).
10.15*    --  Purchase Agreement dated January 27, 2000, by and between
              Synagro Technologies, Inc. and GTCR Fund VII, L.P.
              (Incorporated by reference to Exhibit 2.1 to the Company's
              Current Report on Form 8-K, dated February 17, 2000).
10.16*    --  Professional Services Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Fund VII,
              L.P. (Incorporated by reference to Exhibit 2.7 to the
              Company's Current Report on Form 8-K, dated February 17,
              2000).
10.17*    --  Amended and Restated Senior Subordinated Loan Agreement,
              dated August 14, 2000, by and among Synagro Technologies,
              Inc., certain subsidiary guarantors, GTCR Capital Partners,
              L.P. and TCW/Crescent Mezzanine Partners II, L.P.,
              TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust,
              L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged
              Income Trust IV, L.P. (Incorporated by reference to Exhibit
              2.2 to the Company's Current Report on Form 8-K, dated
              February 17, 2000).
10.18*    --  Stock Purchase Agreement dated April 28, 2000, by and among
              Synagro Technologies, Inc., Resco Holdings, Inc., Waste
              Management Holdings, Inc., and Waste Management, Inc.
              (Incorporated by reference to Exhibit 2.1 to the Company's
              Current Report on Form 8-K, dated August 28, 2000).

10.19*    --  First Amendment to Amended and Restated Credit Agreement
              dated March 6, 2000, by and among Synagro Technologies,
              Inc., Bank of America, N.A., Canadian Imperial Bank of
              Commerce, and various financial institutions (Incorporated by reference to Exhibit 10.22 to the Company's Current
              Report on Form 10-K, dated March 30, 2000).
10.20*    --  Amended and Restated Monitoring Agreement dated August 14,
              2000, by and between Synagro Technologies, Inc., GTCR Golder
              Rauner, L.L.C., and TCW/Crescent Mezzanine Partners II,
              L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income
              Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW
              Leveraged Income Trust IV, L.P. (Incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K,
              dated August 28, 2000).
10.21*    --  Employment Agreement dated February 19, 1999, by and between
              Synagro Technologies, Inc. and Ross M. Patten (Incorporated
              by reference to Exhibit 10.20 to the Company's Current
              Report on Form 10-K/A, dated April 30, 2001); Agreement
              Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and Ross M. Patten
              (Incorporated by reference to Exhibit 2.8 to the Company's
              Current Report on Form 8-K, dated February 17, 2000).(1)
10.22*    --  Employment Agreement dated February 19, 1999, by and between
              Synagro Technologies, Inc. and Mark A. Rome (Incorporated by
              reference to Exhibit 10.21 to the Company's Current Report on Form 10-K/A, dated April 30, 2001); Agreement Concerning
              Employment Rights dated January 27, 2000, by and between
              Synagro Technologies, Inc. and Mark A. Rome (Incorporated by
              reference to Exhibit 2.9 to the Company's Current Report on
              Form 8-K, dated February 17, 2000).(1)
10.23*    --  Employment Agreement dated February 19, 1999, by and between
              Synagro Technologies, Inc. and Alvin L. Thomas II
              (Incorporated by reference to Exhibit 10.22 to the Company's
              Current Report on Form 10-K/A, dated April 30, 2001);
              Agreement Concerning Employment Rights dated January 27,
              2000, by and between Synagro Technologies, Inc. and Alvin L.
              Thomas, II (Incorporated by reference to Exhibit 2.10 to the
              Company's Current Report on Form 8-K, dated February 17,
              2000).(1)
10.24*    --  Employment Agreement dated May 10, 1999, by and between
              Synagro Technologies, Inc. and J. Paul Withrow (Incorporated
              by reference to Exhibit 2.11 to the Company's Current Report on Form 8-K, dated February 17, 2000); Agreement Concerning
              Employment Rights dated January 27, 2000, by and between
              Synagro Technologies, Inc. and J. Paul Withrow (Incorporated
              by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K, dated February 17, 2000).(1)
10.25*    --  Employment Agreement dated January 1, 2000, by and between
              Synagro Technologies, Inc. and Randall S. Tuttle
              (Incorporated by reference to Exhibit 10.24 to the Company's
              Current Report on Form 10-Q, dated November 14, 2001).(1)
10.26     --  Amendment No. 2 to Agreement Concerning Employment Rights
              dated March 1, 2001, by and between Synagro Technologies,
              Inc. and Ross M. Patten.(1)
10.27     --  Amendment No. 2 to Agreement Concerning Employment Rights
              dated March 1, 2001, by and between Synagro Technologies,
              Inc. and Mark A. Rome.(1)
10.28     --  Amendment No. 2 to Agreement Concerning Employment Rights
              dated March 1, 2001, by and between Synagro Technologies,
              Inc. and Alvin L. Thomas, II.(1)
10.29     --  Amendment No. 2 to Agreement Concerning Employment Rights
              dated March 1, 2001, by and between Synagro Technologies,
              Inc. and J. Paul Withrow.(1)
10.30*    --  2000 Stock Option Plan dated October 31, 2000 (Incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated
              September 28, 2000).(1)
10.31*    --  Employment Agreement dated September 1, 2001, by and between
              Synagro Technologies, Inc. and James P. Carmichael
              (Incorporated by reference to Exhibit 10.30 to the Company's
              Current Report on Form 10-Q, dated November 14, 2001).(1)
10.32     --  Employment Agreement dated March 1, 2002, by and between
              Synagro Technologies, Inc. and Robert Boucher.(1)

10.33     --  Amendment No. 1 to Employment Agreement dated effective
              February 1, 2002, by and between Synagro Technologies, Inc.
              and Randall S. Tuttle.(1)
21.1      --  Subsidiaries of Synagro Technologies, Inc.
23.1      --  Consent of Arthur Andersen LLP

---------------

 *  Incorporated by reference.

(1) Management contract or compensatory plan or agreement.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYNAGRO TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:      /s/ ROSS M. PATTEN
                                            ------------------------------------
                                                      Ross M. Patten
                                                Chairman of the Board and
                                                 Chief Executive Officer

Date: March 22, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ ROSS M. PATTEN                    Chairman of the Board and Chief     March 22, 2002
 ------------------------------------------------      Executive Officer and Director
                  Ross M. Patten                       (Principal Executive Officer)


               /s/ J. PAUL WITHROW                   Chief Financial Officer (Principal   March 22, 2002
 ------------------------------------------------           Accounting Officer)
                 J. Paul Withrow


                /s/ GENE MEREDITH                                 Director                March 22, 2002
 ------------------------------------------------
                  Gene Meredith


           /s/ KENNETH CHUAN-KAI LEUNG                            Director                March 22, 2002
 ------------------------------------------------
             Kenneth Chuan-kai Leung


              /s/ ALFRED TYLER, 2ND                               Director                March 22, 2002
 ------------------------------------------------
                Alfred Tyler, 2nd


               /s/ DAVID A. DONNINI                               Director                March 22, 2002
 ------------------------------------------------
                 David A. Donnini


              /s/ VINCENT J. HEMMER                               Director                March 22, 2002
 ------------------------------------------------
                Vincent J. Hemmer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1*     --  Restated Certificate of Incorporation of Synagro
               Technologies, Inc. (the "Company") dated August 16, 1996
               (Incorporated by reference to Exhibit 3.1 to the Company's
               Post-Effective Amendment No. 1 to Registration Statement No.
               33-95028, dated October 25, 1996).
  3.2      --  Amended and Restated Bylaws of the Company dated effective
               January 27, 2000.
  4.1*     --  Specimen Common Stock Certificate of the Company
               (Incorporated by reference to Exhibit 4.1 to the Company's
               Registration Statement on Form 10, dated December 29, 1992).
  4.2*     --  Specimen Warrant Certificate of the Company (Incorporated by
               reference to Exhibit 4.2 to the Company's Registration
               Statement on Form S-1 (No. 33-95028), dated July 27, 1995, and as amended).
  4.3*     --  Rights Agreement, dated as of December 20, 1996, between the
               Company and Intercontinental Registrar & Transfer Agency,
               Inc., as Rights Agent, which includes as Exhibit A thereto the Synagro Technologies, Inc. Statement of Designations,
               Preferences, Limitations and Relative Rights of its Series A
               Junior Participating Preferred Stock, and as Exhibit C
               thereto the Form of Rights Certificate (Incorporated by
               reference to Exhibit No. 4.1 to Registrant's Registration
               Statement on Form 8-A dated December 27, 1996).
  4.4*     --  Certificate of Designation, Preferences, Rights and
               Limitations of Series B Preferred Stock of Synagro
               Technologies, Inc. (Incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year
               ended 1997).
  4.5*     --  Registration Rights Agreement dated as of March 31, 1998, among the Company, Environmental Opportunities Fund, L.P.,
               Environmental Fund (Cayman), L.P. and other purchasers of
               the Company's Series B Preferred Stock as listed on Exhibit
               A thereto (Incorporated by reference to Exhibit 4.5 to the
               Company's Annual Report on Form 10-K for the year ended
               1997).
  4.6*     --  Specimen Series B Preferred Stock Certificate (Incorporated
               by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended 1997).
  4.7*     --  Certificate of Designations, Preferences and Rights of
               Series C Convertible Preferred Stock of Synagro
               Technologies, Inc. (Incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, dated February
               17, 2000).
  4.8*     --  Certificate of Designations, Preferences and Rights of
               Series D Convertible Preferred Stock of Synagro
               Technologies, Inc. (Incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated February
               17, 2000).
  4.9*     --  Certificate of Designations, Preferences and Rights of
               Series E Convertible Preferred Stock of Synagro
               Technologies, Inc. (Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated June 30,
               2000).
  4.10*    --  Amended and Restated Warrant Agreement, dated August 14,
               2000, by and between Synagro Technologies, Inc. and GTCR
               Capital Partners, L.P. (Incorporated by reference to Exhibit
               2.6 to the Company's Current Report on Form 8-K, dated
               August 28, 2000).
  4.11*    --  TCW/Crescent Warrant Agreement dated August 14, 2000, by and among Synagro Technologies, Inc. and TCW/Crescent Mezzanine partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW
               Leveraged Income Trust, L.P., TCW Leveraged Income Trust II,
               L.P., and TCW Leveraged Income Trust IV, L.P. (Incorporated
               by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated August 28, 2000).
  4.12*    --  Form of Stock Purchase Warrant (Incorporated by reference to
               Exhibit 2.7 to the Company's Current Report on Form 8-K,
               dated August 28, 2000).
  4.13*    --  Amended and Restated Registration Agreement dated August 14,
               2000, by and between Synagro Technologies, Inc., GTCR Fund
               VII. L.P., GTCR Co-Invest, L.P., GTCR Capital Partners,
               L.P., TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent
               Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW
               Leveraged Income Trust II, L.P., and TCW Leverage Income
               Trust IV, L.P. (Incorporated by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K, dated August 28,
               2000).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  4.14*    --  Stockholders Agreement dated August 14, 2000, by and between
               Synagro Technologies Inc., GTCR Fund VII, L.P., GTCR
               Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent
               Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust
               II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income
               Trust II, L.P., and TCW Leveraged Income Trust IV, L.P.
               (Incorporated by reference to Exhibit 2.9 to the Company's
               Current Report on Form 8-K, dated August 28, 2000).
  4.15*    --  Form of TCW/Crescent Warrant (Incorporated by reference to
               Exhibit 2.10 to the Company's Current Report on Form 8-K,
               dated August 28, 2000).
  4.16*    --  Form of GTCR Warrant (Incorporated by reference to Exhibit
               2.11 to the Company's Current Report on Form 8-K, dated
               August 28, 2000).
 10.1*     --  Synagro Technologies, Inc. Subscription Agreement, dated as of March 31, 1998, among the Company, Environmental
               Opportunities Fund, L.P., Environment Opportunities Fund
               (Cayman), L.P. and other purchasers of the Company's Series
               B Preferred Stock as listed on Exhibit A thereto
               (Incorporated by reference to Exhibit 10.1 to the Company's
               Annual Report on Form 10-K for the year ended 1997).
 10.2*     --  Form of Indemnification Agreement (Incorporated by reference to Appendix F to the Company's Proxy Statement on Schedule
               14A for Annual Meeting of Stockholders, dated May 9, 1996).
 10.3*     --  Amended and Restated 1993 Stock Option Plan dated August 5,
               1996 (Incorporated by reference to Exhibit 4.1 to the
               Company's Registration Statement on Form S-8 (No.
               333-64999), dated September 30, 1998).
 10.4*     --  Second Amended and Restated Credit Agreement dated August
               14, 2000, by and among Synagro Technologies, Inc., Bank of
               America, N.A., Suntrust Bank, Key Corporate Capital, Inc.,
               and various other financial institutions (Incorporated by
               reference to Exhibit 2.4 to the Company's Current Report on
               Form 8-K, dated August 28, 2000).
 10.5      --  First Amendment dated February 25, 2002 to the Second
               Amended and Restated Credit Agreement dated August 14, 2000, by and among Synagro Technologies, Inc., Bank of America,
               N.A., Suntrust Bank, Key Corporate Capital, Inc., and
               various other financial institutions.
 10.6*     --  Agreement and Plan of Merger dated October 20, 1999, by and among Synagro Technologies, Inc., RESTEC Acquisition Corp.,
               New England Treatment Company Inc., Paul A. Toretta, Frances
               A. Guerrera, Frances A. Guerrera, as executrix of the Estate of Richard J. Guerrera, and Frances A. Guerrera and Robert
               Dionne, as Co-Trustee of the Richard J. Guerrera Revocable
               Trust under Agreement dated November 2, 1998, as amended by that certain Letter Amendment dated January 7, 2000, and
               that certain Second Amendment to Agreement and Plan of
               Merger dated January 26, 2000 (Incorporated by reference to
               Exhibit 2.1, 2.3 and 2.4 to the Company's Current Report on
               Form 8-K, dated February 11, 2000).
 10.7*     --  Purchase and Sale Agreement dated October 20, 1999, by and among Synagro Technologies, Inc., Paul A. Toretta, Eileen
               Toretta, as Trustee of the Paul A. Toretta 1998 Grant,
               Frances A. Guerrera, Frances A. Guerrera, as executrix of
               the Estate of Richard J. Guerrera, and Frances A. Guerrera
               and Robert Dionne, as Co-Trustees of the Richard J. Guerrera
               Revocable Trust under Agreement dated November 2, 1998, as amended by that certain Letter Amendment dated January 7,
               2000, and that certain Second Amendment to Purchase and Sale
               Agreement and dated January 26, 2000 (Incorporated by
               reference to Exhibit 2.2, 2.3 and 2.5 to the Company's
               Current Report on Form 8-K, dated February 11, 2000).
 10.8*     --  Asset Purchase Agreement dated October 26, 1999, by and between Synagro Technologies, Inc. and Whiteford
               Construction Co., Inc. (Incorporated by reference to Exhibit
               2.1 to the Company's Current Report on Form 8-K, dated April
               10, 2000).
 10.9*     --  Amendment No. 1 to the Asset Purchase Agreement dated March
               24, 2000, by and between Synagro Technologies, Inc. and
               Whiteford Construction Co., Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K,
               dated April 10, 2000).
 10.10*    --  Stock Purchase Agreement dated October 26, 1999, by and among Synagro Technologies, Inc., Gerald L. Rehbein and
               Gordon W. Rehbein (Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated April 10,
               2000).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.11*    --  Amendment No. 2 to the Stock Purchase Agreement dated March
               27, 2000, by and among Synagro Technologies, Inc., Gerald L.
               Rehbein and Gordon W. Rehbein (Incorporated by reference to
               Exhibit 2.5 to the Company's Current Report on Form 8-K,
               dated April 10, 2000).
 10.12*    --  Earn Out Agreement dated March 27, 2000, by and among
               Synagro Technologies, Inc., Gerald L. Rehbein and Gordon W.
               Rehbein (Incorporated by reference to Exhibit 2.6 to the
               Company's Current Report on Form 8-K, dated April 10, 2000).
 10.13*    --  Stock Purchase Agreement dated March 31, 2000, by and
               between Synagro Technologies, Inc. and Compost America
               Holding Company, Inc. (Incorporated by reference to Exhibit
               2.1 to the Company's Current Report on Form 8-K, dated June
               30, 2000).
 10.14*    --  Earn Out Agreement dated June 15, 2000, by and among Synagro
               Technologies, Inc. and Compost America Holding Company, Inc.
               (Incorporated by reference to Exhibit 2.2 to the Company's
               Current Report on Form 8-K, dated June 30, 2000).
 10.15*    --  Purchase Agreement dated January 27, 2000, by and between
               Synagro Technologies, Inc. and GTCR Fund VII, L.P.
               (Incorporated by reference to Exhibit 2.1 to the Company's
               Current Report on Form 8-K, dated February 17, 2000).
 10.16*    --  Professional Services Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Fund VII,
               L.P. (Incorporated by reference to Exhibit 2.7 to the
               Company's Current Report on Form 8-K, dated February 17,
               2000).
 10.17*    --  Amended and Restated Senior Subordinated Loan Agreement,
               dated August 14, 2000, by and among Synagro Technologies,
               Inc., certain subsidiary guarantors, GTCR Capital Partners,
               L.P. and TCW/Crescent Mezzanine Partners II, L.P.,
               TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust,
               L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged
               Income Trust IV, L.P. (Incorporated by reference to Exhibit
               2.2 to the Company's Current Report on Form 8-K, dated
               February 17, 2000).
 10.18*    --  Stock Purchase Agreement dated April 28, 2000, by and among
               Synagro Technologies, Inc., Resco Holdings, Inc., Waste
               Management Holdings, Inc., and Waste Management, Inc.
               (Incorporated by reference to Exhibit 2.1 to the Company's
               Current Report on Form 8-K, dated August 28, 2000).
 10.19*    --  First Amendment to Amended and Restated Credit Agreement
               dated March 6, 2000, by and among Synagro Technologies,
               Inc., Bank of America, N.A., Canadian Imperial Bank of
               Commerce, and various financial institutions (Incorporated by reference to Exhibit 10.22 to the Company's Current
               Report on Form 10-K, dated March 30, 2000).
 10.20*    --  Amended and Restated Monitoring Agreement dated August 14,
               2000, by and between Synagro Technologies, Inc., GTCR Golder
               Rauner, L.L.C., and TCW/Crescent Mezzanine Partners II,
               L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income
               Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW
               Leveraged Income Trust IV, L.P. (Incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K,
               dated August 28, 2000).
 10.21*    --  Employment Agreement dated February 19, 1999, by and between
               Synagro Technologies, Inc. and Ross M. Patten (Incorporated
               by reference to Exhibit 10.20 to the Company's Current
               Report on Form 10-K/A, dated April 30, 2001); Agreement
               Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and Ross M. Patten
               (Incorporated by reference to Exhibit 2.8 to the Company's
               Current Report on Form 8-K, dated February 17, 2000).(1)
 10.22*    --  Employment Agreement dated February 19, 1999, by and between
               Synagro Technologies, Inc. and Mark A. Rome (Incorporated by
               reference to Exhibit 10.21 to the Company's Current Report on Form 10-K/A, dated April 30, 2001); Agreement Concerning
               Employment Rights dated January 27, 2000, by and between
               Synagro Technologies, Inc. and Mark A. Rome (Incorporated by
               reference to Exhibit 2.9 to the Company's Current Report on
               Form 8-K, dated February 17, 2000).(1)
 10.23*    --  Employment Agreement dated February 19, 1999, by and between
               Synagro Technologies, Inc. and Alvin L. Thomas II
               (Incorporated by reference to Exhibit 10.22 to the Company's
               Current Report on Form 10-K/A, dated April 30, 2001);
               Agreement Concerning Employment Rights dated January 27,
               2000, by and between Synagro Technologies, Inc. and Alvin L.
               Thomas, II (Incorporated by reference to Exhibit 2.10 to the
               Company's Current Report on Form 8-K, dated February 17,
               2000).(1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.24*    --  Employment Agreement dated May 10, 1999, by and between
               Synagro Technologies, Inc. and J. Paul Withrow (Incorporated
               by reference to Exhibit 2.11 to the Company's Current Report on Form 8-K, dated February 17, 2000); Agreement Concerning
               Employment Rights dated January 27, 2000, by and between
               Synagro Technologies, Inc. and J. Paul Withrow (Incorporated
               by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K, dated February 17, 2000).(1)
 10.25*    --  Employment Agreement dated January 1, 2000, by and between
               Synagro Technologies, Inc. and Randall S. Tuttle
               (Incorporated by reference to Exhibit 10.24 to the Company's
               Current Report on Form 10-Q, dated November 14, 2001).(1)
 10.26     --  Amendment No. 2 to Agreement Concerning Employment Rights
               dated March 1, 2001, by and between Synagro Technologies,
               Inc. and Ross M. Patten.(1)
 10.27     --  Amendment No. 2 to Agreement Concerning Employment Rights
               dated March 1, 2001, by and between Synagro Technologies,
               Inc. and Mark A. Rome.(1)
 10.28     --  Amendment No. 2 to Agreement Concerning Employment Rights
               dated March 1, 2001, by and between Synagro Technologies,
               Inc. and Alvin L. Thomas, II.(1)
 10.29     --  Amendment No. 2 to Agreement Concerning Employment Rights
               dated March 1, 2001, by and between Synagro Technologies,
               Inc. and J. Paul Withrow.(1)
 10.30*    --  2000 Stock Option Plan dated October 31, 2000. Incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated
               September 28, 2000.(1)
 10.31*    --  Employment Agreement dated September 1, 2001, by and between
               Synagro Technologies, Inc. and James P. Carmichael
               (Incorporated by reference to Exhibit 10.30 to the Company's
               Current Report on Form 10-Q, dated November 14, 2001).(1)
 10.32     --  Employment Agreement dated March 1, 2002, by and between
               Synagro Technologies, Inc. and Robert Boucher.(1)
 10.33     --  Amendment No. 1 to Employment Agreement dated effective
               February 1, 2002, by and between Synagro Technologies, Inc.
               and Randall S. Tuttle.(1)
 21.1      --  Subsidiaries of Synagro Technologies, Inc.
 23.1      --  Consent of Arthur Andersen LLP

---------------

 *  Incorporated by reference.

(1) Management contract or compensatory plan or agreement.