Form 10-K/A
period 2001-12-31
SYNAGRO TECHNOLOGIES INC
filed 2002-04-30
CIK 895565

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                   AMENDMENT 1

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the Registrant's Common Stock as of April 24, 2002, was 19,476,781. The aggregate market value of the 14,955,502 shares of the registrant's Common Stock held by non-affiliates of the Registrant, based on the market price of the Common Stock of $3.18 per share as of April 24, 2002, was approximately $47,558,496.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

================================================================================

On April 24, 2002, Synagro Technologies, Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K for the year ended December 31, 2001 (the "Initial Form 10-K"). In accordance with the SEC rules, the Company incorporated by reference Part III of the Initial Form 10-K from the Proxy Statement to be filed by the Company in connection with its 2002 Annual Stockholders' Meeting, which the Company anticipated filing on or before April 30, 2002. Since filing the Initial Form 10-K, the Company has determined that it will not file its Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial Form 10-K to include the disclosures required by Part III of Form 10-K. This amendment No. 1 on Form 10-K/A amends Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the Company's current directors and executive officers:


    NAME                            AGE              POSITION
    ----                            ---              --------

Ross M. Patten                      58               Director, Chairman of the Board and Chief Executive Officer

Robert C. Boucher, Jr.              37               President and Chief Operating Officer

Mark A. Rome                        35               Executive Vice President and Chief Development Officer

Alvin L. Thomas II                  36               Executive Vice President and General Counsel

J. Paul Withrow                     36               Executive Vice President and Chief Financial Officer

James P. Carmichael                 43               President and Chief Operating Officer, Processing

Randall S. Tuttle                   38               President and Chief Operating Officer, Operations

Kenneth Ch'uan-k'ai Leung           57               Director

David A. Donnini                    36               Director

Vincent J. Hemmer                   33               Director

Gene Meredith                       60               Director

Alfred Tyler II                     59               Director


ROSS M. PATTEN was appointed by the board of directors as Chief Executive Officer in February 1998 and was elected to the position of Chairman of the Board in August 1998. Prior to joining Synagro, Mr. Patten enjoyed a 17-year career at Browning-Ferris Industries, where he last served as Divisional Vice President -- Corporate Development. He also served as Executive Vice President for Development of Wheelabrator Technologies, a Waste Management, Inc. subsidiary, and Director and Vice President -- Business Development at Resource NE, Inc. prior to its acquisition by Waste Management, Inc. Mr. Patten was a founder, principal and managing director of Bedford Capital, an investment firm specializing in environmental companies, and of Bedford Management, which provides consulting services to publicly held waste management and environment related companies in the areas of growth and acquisition strategy formation and implementation.

ROBERT C. BOUCHER, JR. was appointed President and Chief Operating Officer in February 2002. Prior to joining us, Mr. Boucher served as Regional Vice President of Allied Waste Industries in Tynsboro, Massachusetts. From 1994 to 1997, Mr. Boucher worked for Waste Management of Greater Boston, last serving as Division President. Mr. Boucher attended Bridgeton Academy in Maine and studied business administration at Northeastern University in Boston.

MARK A. ROME was appointed Executive Vice President and Chief Development Officer in 1998. Mr. Rome, an attorney and Certified Public Accountant, joined Synagro from Sanders Morris Mundy (now Sanders Morris Harris), an investment banking firm specializing in industry consolidations. He previously practiced tax and corporate law at Fulbright & Jaworski L.L.P. Mr. Rome received his law degree from the University of Texas School of Law and a Masters in Professional Accounting from the University of Texas Graduate School of Business.

ALVIN L. THOMAS II was appointed Executive Vice President and General Counsel in 1998. Mr. Thomas practiced law with the national law firm Littler Mendelson, P.C. prior to joining Synagro. Mr. Thomas has also practiced law with the international law firm of Fulbright & Jaworski, L.L.P. Mr. Thomas received his law degree from the University of Pittsburgh School of Law and an LL.M. in Taxation from New York University School of Law. His legal background is broad-based with emphasis in tax law, employment law, corporate law and litigation.

J. PAUL WITHROW was appointed Executive Vice President and Chief Financial Officer in 1999. Mr. Withrow was previously Vice President and Chief Accounting Officer of Integrated Electrical Services, Inc., which is a leading national provider of electrical contracting and maintenance services. Prior to that, Mr. Withrow was a Senior Audit Manager at Arthur Andersen L.L.P. Mr. Withrow is a Certified Public Accountant and received his Bachelor of Business Administration in Accounting from the University of Houston.

JAMES P. CARMICHAEL was appointed President Chief Operating Officer, Processing in June 2001. Prior to joining us, Mr. Carmichael served as Vice President and General Manager of the Thermal Operations Group of the Bio Gro Division of Wheelabrator Technologies, Inc. Mr. Carmichael joined Synagro in connection with the acquisition by Synagro of Bio Gro in August 2000 and became Vice President responsible for all of our Pelletizing Operations. He holds a Bachelor of Science degree in Engineering from the University of Connecticut.

RANDALL S. TUTTLE was appointed President and Chief Operating Officer, Operations in January 2000. Prior to joining Synagro, Mr. Tuttle served as President of AMSCO, Inc., the leading provider of residuals management, recycling and land application services in the Southeastern United States. Mr. Tuttle joined Synagro in connection with the acquisition of AMSCO in April 1999 and became a Regional Vice President responsible for all of Synagro's operations in the Southeast. Mr. Tuttle is a 1985 graduate of Duke University with degrees in Political Science and Economics.

KENNETH CH'UAN-K'AI LEUNG is a managing director of investment banking at Sanders Morris Harris and is the Chief Investment Officer of the Environmental Opportunities Fund, Ltd. Additionally, Mr. Leung is the Editor of Environmental Review. Previously, Mr. Leung was associated with Smith Barney for 17 years, and before that with F. Eberstadt & Company, Inc., Chemical Bank and Chase Manhattan Bank. He received his B.A. from Fordham College and his M.B.A. from Columbia University. Mr. Leung serves on the boards of SystemOne, U.S. Plastic Lumber Corporation, Waterlink, Avista Rosources, Inc. and North Star Passenger.

DAVID A. DONNINI is currently a principal and member with GTCR. He previously worked as an associate consultant with Bain & Company. Mr. Donnini earned a BA in Economics summa cum laude, Phi Beta Kappa with distinction, from Yale University and an MBA from Stanford University where he was the Robichek Finance Award recipient and an Arjay Miller Scholar. Mr. Donnini serves on the board of directors of various companies including American Sanitary, Cardinal Logistics Management, Inc., FutureNext Consulting, Inc., U.S. Aggregates, Inc. and U.S. Fleet Services.

VINCENT J. HEMMER is currently a principal with GTCR. Mr. Hemmer previously worked as a consultant with the Monitor Company. He earned a BS in Economics, magna cum laude, and was a Benjamin Franklin Scholar at The Wharton School of the University of Pennsylvania. Mr. Hemmer received his MBA from Harvard University. Mr. Hemmer serves on the board of directors of several companies, including Hawkeye Communications, Student Transportation of America, Alliant Resources Group, Inc., Health Quest Global Communication Partners and Coinmach Corporation.

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

ALFRED TYLER II has been associated with the environmental services industry for over 20 years, serving most recently as President and CEO of Enviro-Gro Technologies until that provider of biosolids management services was sold in 1992 to Wheelabrator Technologies, Inc. Mr. Tyler also heads a private investment company, is President of a landfill and construction company, Managing Director of Bedford Capital, and currently serves on the Board of Directors of US Liquids, Inc.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity Securities to file reports of ownership with the Securities and Exchange Commission (the "Commission"). With respect to the year ended December 31, 2001, the Company believes that all requirements applicable to the Company's executive officers, directors and ten percent shareholders were complied with on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for services to the Company for the periods indicated for (i) the chief executive officer and (ii) the next four most highly compensated executive officers (collectively the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG - TERM COMPENSATION
                                                                                     -------------------------------------
                                                      ANNUAL COMPENSATION                                        STOCK
                                                ------------------------------                  RESTRICTED   OPTION AWARDS
NAME AND PRINCIPAL POSITION                      YEAR     SALARY        BONUS        OTHER         STOCK        (SHARES)
---------------------------                      ----     ------        -----        -----         -----        --------
Ross M. Patten................................. 2001     $275,908      $86,409       $9,600          --         520,000
Chief Executive Officer and                     2000     $218,750      $91,200       $9,600          --         315,000
Chairman of the Board of Director               1999     $150,000      $40,500       $9,600          --         150,000

Mark Rome ..................................... 2001     $177,718      $67,977       $6,000          --         230,000
Executive Vice President and                    2000     $170,417      $69,900       $6,000          --         120,000
Chief Development Officer                       1999     $120,000      $31,500       $6,000          --          90,000

Alvin Thomas .................................. 2001     $177,718      $67,977       $6,000          --         230,000
Executive Vice President and                    2000     $170,417      $69,900       $6,000          --         240,000
General Counsel                                 1999     $120,000      $31,500       $6,000          --          10,000

Randall S. Tuttle ............................. 2001     $177,718      $67,977       $6,000          --         320,000
President and Chief Operating Officer,          2000     $170,417      $69,900       $5,000          --              --
Operations Division                             1999     $ 66,666      $31,500           --          --              --

J. Paul Withrow ............................... 2001     $177,718      $67,977       $6,000          --         230,000
Executive Vice President and                    2000     $170,417      $69,900       $6,000          --         250,000
Chief Financial Officer                         1999     $ 60,000      $31,500       $3,000          --         200,000

EMPLOYMENT AGREEMENTS

We employ Ross M. Patten, Mark A. Rome, Alvin L. Thomas II, Randall S. Tuttle and J. Paul Withrow under employment agreements. Each employment agreement has a continuous 24-month term. The current annual salary under the respective employment agreement is $275,000 per year for Mr. Patten and $177,718 per year for each of Messrs. Rome, Thomas, Tuttle and Withrow. Additionally, Messrs. Patten, Rome, Thomas, Tuttle and Withrow may be entitled to bonus awards up to 50 percent of their respective base salaries, as may be approved by the Board of Directors, and are entitled to participate in any applicable profit-sharing, stock option or similar benefit plan. These agreements contain confidentiality and noncompete provisions.

On January 27, 2000, we entered into an Agreement Concerning Employment Rights ("Employment Rights Agreement") with each of Messrs. Patten, Rome, Thomas and Withrow. The Employment Rights Agreement provides that in the event that (i) we terminate the executive's employment for any reason other than Cause (as defined), death or disability, (ii) the executive terminates their employment with us for Good Reason (as defined), or (iii) a Change in Control (as defined) occurs, then the executive shall have the right to receive an option payment from us. In satisfying this obligation, we will, at our option, (x) issue options to purchase a certain number registered shares of our common stock ("Base Option Amount") at an exercise price of $2.50 per share, which shall be fully vested and nontransferable, and shall expire 90 days from the date of issue; (y) issue registered shares of our common stock equal to the result of
(A) the product of the Base Option Amount multiplied by the fair market value per share of our common stock less $2.50 ("Stock Value"), divided by (B) the fair market value per share of our common stock; or (z) a cash payment equal to the Stock Value. The Base Option Amount, as modified on March 1, 2001, is equal to the number of outstanding options issued to Messrs. Patten, Rome, Thomas and Withrow as of the date hereof. These executives would be required to forfeit their existing vested and unvested stock options if such payment has been made by us. As of December 31, 2001, Messrs. Patten, Rome, Thomas and Withrow had options to purchase stock totaling 1,470,000, 680,000, 680,000 and 680,000, respectively.

OPTION GRANTS

The following table sets forth certain information with respect to stock options granted to the Named Executives during 2001.

                                           Individual Grants(2)                             Potential Realizable Value
                                           --------------------                               At Assumed Annual Rates
                                   Percent Of Total                                        Appreciation For Option Term(1)
                    Options       Options Granted To       Exercise    Expiration          -------------------------------
     Name           Granted        Employees In Year        Price         Date                  5%                10%
     ----           -------        -----------------        -----         ----                  --                ---
Ross M. Patten      520,000           12.3%                $2.50         1/2/11              $554,985         $1,653,754

Mark A. Rome        230,000            5.4%                $2.50         1/2/11              $245,474         $  731,468

Alvin L. Thomas     230,000            5.4%                $2.50         1/2/11              $245,474         $  731,468

J. Paul Withrow     230,000            5.4%                $2.50         1/2/11              $245,474         $  731,468

Randall S. Tuttle   320,000            7.5%                $2.50         1/2/11              $341,529         $1,017,695

(1) Potential values stated are a result of using the Security and Exchange Commission's method of calculation of five percent and ten percent appreciation in value from the date of grant to the end of the option term. Such assumed rates of appreciation and potential realizable values are not necessarily indicative of the appreciation, if any, that may be realized in future periods.

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

OPTION EXERCISES AND YEAR-END VALUES

The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for each of the Named Executives held by them at December 31, 2001. Of the Named Executives, none exercised stock options during 2001.


                                                                                               VALUE OF UNEXERCISED
                                                            NUMBER OF UNEXERCISED            IN-THE-MONEY OPTIONS AT
                                                         OPTIONS AT DECEMBER 31, 2001         DECEMBER 31, 2001 (1)
                      SHARES ACQUIRED        VALUE       -----------------------------     ---------------------------
    NAME                ON EXERCISE        REALIZED      EXERCISABLE     UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
    ----                -----------        --------      -----------     -------------     -----------   -------------
Ross M. Patten              --                 --         548,000          922,000             $ --           $ --

Mark A. Rome                --                 --         279,000          401,000             $ --           $ --

Alvin L. Thomas             --                 --         258,000          422,000             $ --           $ --

J. Paul Withrow             --                 --         250,000          430,000             $ --           $ --

Randall S. Tuttle           --                 --               0          320,000             $ --           $ --

(1) Value of in-the-money options calculated based on the closing price per share of the common stock on December 31, 2001, ($2.17 per share) as reported by the NASDAQ Small Cap Market.

BOARD COMPENSATION

The Company's operations are managed under the broad supervision and direction of the board of directors, which has the ultimate responsibility for the establishment and implementation of the Company's general operating philosophy, objectives, goals and policies.

Each director who is not otherwise compensated by the Company for services as an officer of the Company is paid for travel expenses, if any. Directors are compensated $1,000 for attendance at each board committee meeting and $2,000 for each board meeting. Additionally, with the exception of Messrs. Hemmer and Donnini, upon their initial appointment or election, directors are granted an option to acquire 50,000 shares of common stock. In addition, each board member has the right to elect to receive options in lieu of cash compensation for board and committee meetings attended, at an exercise price equal to market value of the common stock on the trading day immediately preceding the date of the meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee has, at any time, been an officer or employee of the Company and none of these directors serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's board or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table provides certain information regarding the beneficial ownership of our common stock as of April 24, 2002, by each person known by us to be the beneficial owner of more than five percent of our outstanding common stock. As required by the Commission, the ownership percentages shown reflect beneficial ownership by a stockholder as if no other stockholder has converted its preferred stock or exercised its options.

             NAME OF PERSON                                                  NUMBER OF            PERCENT
             OR IDENTITY OF GROUP SHARES                              SHARES OF COMMON STOCK      OF CLASS
             ---------------------------                              ----------------------      --------
             GTCR Golder Rauner, LLC                                       25,015,130(1)           56.2%
               6100 Sears Tower
               Chicago, IL 60606

             TCW/Crescent Mezzanine, LLC                                   2,321,428(2)            10.7%
               11100 Santa Monica Boulevard, Suite 2000
               Los Angeles, CA 90025

             Astoria Capital Management, Inc.                              2,167,100(3)             11.1%
               6600 S.W. Ninety-Second Avenue, Suite 370
               Portland, OR 97223

             James Rosendall                                               1,603,501(4)             8.2%
               323 Martindale Street
               Sparta, MI 49345

             James A. Jalovec                                              1,814,527(4)             9.2%
               2841 South 5th Court
               Milwaukee, WI 53207

             Randall S. Tuttle                                             1,721,377(5)             8.8%
               1900 Virginia Road
               Winston-Salem, NC 27107

             Kenneth Ch'uan-k'ai Leung                                     1,263,900(6)             6.5%
               126 E. 56th Street, 24th Floor
               New York, NY 10022

             Bill E. Tuttle                                                1,194,668                6.1%
               711 East Twain Avenue
               Las Vegas, NV 89109

-----------------------
(1) Represents 62,537.819 total shares of Series D and E Convertible Preferred Stock convertible into 25,015,130 shares of Common Stock

(2) Represents the following shares held by the following entities which are indirectly controlled by TCW/Crescent Mezzanine, LLC, a registered investment adviser:

                                                                                                         NUMBER OF SHARES
                                                                           NUMBER OF SHARES            OF COMMON STOCK UPON
                                                                       OF SERIES E CONVERTIBLE         CONVERSION OF SERIES E
                                                                            PREFERRED STOCK         CONVERTIBLE PREFERRED STOCK
                                                                       -----------------------       ---------------------------

     TCW/Crescent Mezzanine Partners II, L.P. ..................              4,671.257                       1,868,502.80
     TCW/Crescent Mezzanine Trust II ...........................              1,132.313                         452,925.20

(3) Astoria Capital Management, Inc. is the beneficial owner of these shares pursuant to separate arrangements whereby it acts as investment advisor to Astoria Capital Partners, L.P. Richard Koe is the beneficial owner of these shares pursuant to his ownership interest in Astoria Capital Management, Inc. and Astoria Capital Partners, L.P.

(4) Includes shares of common stock underlying vested stock options of 221,332 for Mr. Jalovec and 3,500 for Mr. Rosendall.

(5) Includes shares of common stock underlying vested stock options of 64,000 for Mr. Tuttle.

(6) Includes 137,875 shares and 1,112,125 shares owned by Environmental Opportunities Fund (Cayman), L.P., and Environmental Opportunities Fund, L.P., respectively. Mr. Leung is the chief investment officer of these investment funds.

MANAGEMENT STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of the Company's common stock at April 24, 2002, by (i) all directors, (ii) the Named Executives and (iii) all directors and executive officers as a group.

                                                                          NUMBER OF                PERCENT
NAME OF PERSON OR IDENTITY OF GROUP                                       SHARES(1)                OF CLASS
-----------------------------------                                       ---------                --------
Ross M. Patten........................................................     658,006                    3.3%
Randall S. Tuttle.....................................................   1,721,377                    8.8%
Mark A. Rome..........................................................     329,000                    1.7%
Alvin L. Thomas II....................................................     306,745                    1.6%
J. Paul Withrow.......................................................     301,000                    1.5%
Kenneth Ch'uan-k'ai Leung (2).........................................   1,263,900(2)                 6.5%
Gene Meredith.........................................................      18,000                      *
Alfred Tyler II.......................................................      34,030                      *
David A. Donnini......................................................  25,015,130(3)                56.2%
Vincent J. Hemmer.....................................................          --                      *

All directors and executive officers as a group (12 persons)..........  29,727,192(4)                64.3%

-----------------------
*    Less than one percent of outstanding shares.

(1) Includes shares underlying vested stock options, as follows: Mr. Patten-652,000; Mr. Tuttle-64,000; Mr. Rome-325,000; Mr. Thomas-304,000;
     and Mr. Withrow-296,000.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We maintain two leases with James A. Jalovec, one of our stockholders, or one of his affiliates. The first lease has an initial term through July 31, 2004 with an option to renew for an additional five-year period. Rental payments made under this lease in 2001 totaled approximately $97,000. The second lease has an initial term through December 31, 2013. Rental payments made under the second lease in 2001 totaled approximately $110,000. We believe the terms of these arrangements are at least as favorable to us as would be available from an unaffiliated party.

SUBORDINATED DEBT

     In August 2000, we entered into an amended and restated Senior Subordinated Loan Agreement with GTCR Capital Partners L.P., or GTCR Capital, and certain affiliates of The TCW Group, Inc., or the TCW/ Crescent Lenders, in which GTCR Capital and the TCW/Crescent Lenders agreed to provide up to $230 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by our Board of Directors and the Board of Directors of GTCR Capital. GTCR Capital is an affiliate of GTCR, our majority stockholder.

MONITORING AGREEMENT

     In connection with the transactions contemplated by the amended and restated Senior Subordinated Loan Agreement we entered into an amended and restated Monitoring Agreement, or the Monitoring Agreement, with GTCR and the TCW/Crescent Lenders. The primary purpose for the Monitoring Agreement was to allow the TCW/Crescent Lenders to share in the monitoring fees granted to GTCR in our original monitoring agreement with GTCR entered into in January 2000. Under the Monitoring Agreement, we agreed that at the time of any financing under the Senior Subordinated Loan Agreement, we would pay GTCR and the TCW/Crescent Lenders a monitoring fee equal to 0.5% of the aggregate amount of such financing at the time of issuance.

PROFESSIONAL SERVICES AGREEMENT

     In connection with the initial issuance of convertible preferred stock to GTCR under the Purchase Agreement dated January 27, 2000, we entered into a Professional Services Agreement with GTCR in which GTCR agreed to provide certain management and financial services for us. As consideration for such services, we agreed that at the time of any purchase of convertible preferred stock under the Purchase Agreement we would pay GTCR a placement fee equal to 0.5% of the amount paid to us in connection with such purchase. The Professional Services Agreement will continue in effect until such time as GTCR Fund ceases to own at least 25% of the convertible preferred stock issued under the Purchase Agreement.

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

Date: April 24, 2002

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ ROSS M. PATTEN                    Chairman of the Board and Chief     April 24, 2002
 ------------------------------------------------      Executive Officer and Director
                  Ross M. Patten                       (Principal Executive Officer)


               /s/ J. PAUL WITHROW                   Chief Financial Officer (Principal   April 24, 2002
 ------------------------------------------------           Accounting Officer)
                 J. Paul Withrow


                /s/ GENE MEREDITH                                 Director                April 24, 2002
 ------------------------------------------------
                  Gene Meredith


           /s/ KENNETH CHUAN-KAI LEUNG                            Director                April 24, 2002
 ------------------------------------------------
             Kenneth Chuan-kai Leung


              /s/ ALFRED TYLER, 2ND                               Director                April 24, 2002
 ------------------------------------------------
                Alfred Tyler, 2nd


               /s/ DAVID A. DONNINI                               Director                April 24, 2002
 ------------------------------------------------
                 David A. Donnini


              /s/ VINCENT J. HEMMER                               Director                April 24, 2002
 ------------------------------------------------
                Vincent J. Hemmer