Form 10-Q
period 2002-03-31
SYNAGRO TECHNOLOGIES INC
filed 2002-05-15
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002    Commission File Number 0-21054

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


                     CLASS                     OUTSTANDING AT MAY 10, 2002
          -----------------------------        ---------------------------
          Common stock, par value $.002                  19,476,781

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

                                                                                 PAGE
                                                                                 ----
 PART I  -- FINANCIAL INFORMATION

 Condensed Consolidated Balance Sheets as of March 31, 2002,
    (Unaudited) and December 31, 2001 .....................................        3

 Condensed Consolidated Statements of Operations for the
    Three Months Ended March 31, 2002 and 2001 (Unaudited) ................        4

 Condensed Consolidated Statement of Stockholders' Equity (Unaudited) .....        5

 Condensed Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 2002 and 2001 (Unaudited) ................        6

 Notes to Condensed Consolidated Financial Statements .....................        8

 Management's Discussion and Analysis of  Financial
 Condition and Results of Operations ......................................       17

 PART II -- OTHER INFORMATION .............................................       22

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       2002                 2001
                                                                                   --------------      --------------
                                                                                     (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents .................................................     $      255,590      $      251,821
   Restricted cash ...........................................................          3,096,942           3,281,045
   Accounts receivable, net ..................................................         46,229,153          49,531,654
   Note receivable, current portion ..........................................            301,000             201,000
   Prepaid expenses and other current assets .................................         11,249,196          10,181,030
                                                                                   --------------      --------------
      Total current assets ...................................................         61,131,881          63,446,550

Property, machinery & equipment, net .........................................        206,009,913         206,114,267

Other assets:
   Goodwill, net .............................................................        164,149,974         163,739,059
      Other, net .............................................................         12,955,729          12,867,901
                                                                                   --------------      --------------
Total assets .................................................................     $  444,247,497      $  446,167,777
                                                                                   ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt .........................................     $   13,101,219      $   12,880,693
   Current portion of tax-exempt project revenue bonds .......................          2,300,000           2,300,000
   Accounts payable and accrued expenses .....................................         38,913,007          40,951,059
                                                                                   --------------      --------------
      Total current liabilities ..............................................         54,314,226          56,131,752
Long-term liabilities:
   Long-term debt obligations, net ...........................................        201,117,960         202,650,523
   Nonrecourse tax-exempt project revenue bonds, net .........................         40,216,558          40,584,848
   Other long-term liabilities ...............................................          9,029,373           9,328,065
   Fair value of interest rate swap ..........................................          5,689,666           5,150,502
                                                                                   --------------      --------------
      Total long-term liabilities ............................................        256,053,557         257,713,938

COMMITMENTS AND CONTINGENCIES

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share ...............................         72,274,490          70,431,063

Stockholders' equity:
   Preferred stock, $.002 par value, 10,000,000 shares authorized,
      none issued and outstanding ............................................                 --                  --
   Common stock, $.002 par value, 100,000,000 shares authorized,
      19,476,781 shares outstanding ..........................................             38,954              38,954
   Additional paid in capital ................................................        109,167,460         109,167,460
   Accumulated deficit .......................................................        (45,416,819)        (45,004,998)
   Accumulated other comprehensive income ....................................         (2,184,371)         (2,310,392)
                                                                                   --------------      --------------
      Total stockholders' equity .............................................         61,605,224          61,891,024
                                                                                   --------------      --------------
Total liabilities and stockholders' equity ...................................     $  444,247,497      $  446,167,777
                                                                                   ==============      ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    2002                2001
                                                               --------------      --------------
Revenue ..................................................     $   56,816,527      $   58,795,142
Cost of services .........................................         43,257,392          45,326,466
                                                               --------------      --------------
Gross profit .............................................         13,559,135          13,468,676

Selling, general and administrative expenses .............          5,768,468           5,351,789
Amortization of intangibles ..............................             27,417           1,132,648
                                                               --------------      --------------
  Income from operations .................................          7,763,250           6,984,239
                                                               --------------      --------------
Other (income) expense:
  Other income, net ......................................            (38,006)             (6,270)
  Interest expense, net ..................................          5,493,244           7,359,564
                                                               --------------      --------------
     Total other expense, net ............................          5,455,238           7,353,294
                                                               --------------      --------------
Income (loss) before provision for income taxes ..........          2,308,012            (369,055)
  Provision for income taxes .............................            876,406                  --
                                                               --------------      --------------
Net income (loss) before cumulative effect of change
  in accounting for derivatives and preferred stock
  dividends ..............................................          1,431,606            (369,055)
Cumulative effect of change in accounting for
  derivatives.............................................                 --           1,860,685
                                                               --------------      --------------
Net income before preferred stock dividends...............          1,431,606          (2,229,740)
Preferred stock dividends ................................          1,843,427           1,742,921
                                                               --------------      --------------
Net loss applicable to common stock ......................     $     (411,821)     $   (3,972,661)
                                                               ==============      ==============
Earnings (loss) per share:
  Net income (loss) before cumulative effect of change
    in accounting for derivatives and preferred stock
    dividends ............................................     $          .07      $         (.02)
  Cumulative effect of change in accounting for
    derivatives...........................................                 --                (.10)
                                                               --------------      --------------
    Net income before preferred stock dividends...........                .07                (.12)
  Preferred stock dividends ..............................               (.09)               (.09)
                                                               --------------      --------------
  Net loss per common share, basic .......................     $         (.02)     $         (.21)
                                                               ==============      ==============
  Net loss per common share, diluted .....................     $         (.02)     $         (.21)
                                                               ==============      ==============

Weighted average shares outstanding, basic ...............         19,476,781          19,435,781
Weighted average shares outstanding, diluted .............         19,476,781          19,435,781

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                     ACCUMULATED
                                                                        ADDITIONAL                       OTHER
                                                COMMON STOCK             PAID-IN      ACCUMULATED    COMPREHENSIVE
                                            SHARES         AMOUNT        CAPITAL        DEFICIT          INCOME          TOTAL
                                        -------------  -------------  -------------  -------------   -------------   -------------
BALANCE, December 31, 2001 ...........     19,476,781  $      38,954  $ 109,167,460  $ (45,004,998)  $  (2,310,392)  $  61,891,024
   Change in comprehensive income ....                                                                     126,021         126,021
   Net income applicable to common
     stock ...........................             --             --             --       (411,821)             --        (411,821)
                                        -------------  -------------  -------------  -------------   -------------   -------------
BALANCE, March 31, 2002 ..............     19,476,781  $      38,954  $ 109,167,460  $ (45,416,819)  $  (2,184,371)  $  61,605,224
                                        =============  =============  =============  =============   =============   =============

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                        2002             2001
                                                                                    ------------     ------------

Cash flows from operating activities:
   Net loss before preferred stock dividends,
      and cumulative effect of change in accounting
      for derivatives ..........................................................    $  1,431,606     $   (369,055)
   Adjustment to reconcile net loss before
      preferred stock dividends and cumulative effect of change in accounting for derivatives to net cash provided by (used in) operating activities:
        Depreciation ...........................................................       3,541,018        3,289,132
        Amortization ...........................................................         410,558        1,539,235
        Gain on sale of property, machinery and
          equipment ............................................................         (38,006)          (6,270)
        (Increase) decrease in the following:
          Accounts receivable ..................................................       3,302,501          185,241
          Prepaid expenses and other assets ....................................      (1,018,125)         100,449
        Increase (decrease) in the following:
          Accounts payable and accrued expenses ................................      (2,131,285)       1,665,316
                                                                                    ------------     ------------
   Net cash provided by operating activities ...................................       5,498,267        6,404,048
                                                                                    ------------     ------------

Cash flows from investing activities:
      Purchase of businesses including contingent consideration,
        net of cash acquired ...................................................        (410,915)        (836,283)
      Purchases of property, machinery and equipment ...........................      (3,609,412)      (3,389,611)
      Proceeds from sale of property, machinery and
        equipment ..............................................................         210,754           60,050
                                                                                    ------------     ------------
Net cash used in investing activities ..........................................      (3,809,573)      (4,165,844)
                                                                                    ------------     ------------

Cash flows from financing activities:
      Payments on debt .........................................................        (852,311)      (3,115,623)
      Debt issuance costs ......................................................        (548,427)         (34,464)
      Increase in notes receivable .............................................        (100,000)              --
      Increase in restricted cash ..............................................        (184,187)      (1,393,409)
                                                                                    ------------     ------------
   Net cash used in financing activities .......................................      (1,684,925)      (4,543,496)
                                                                                    ------------     ------------

Net increase (decrease) in cash and cash equivalents ...........................           3,769       (2,305,292)
Cash and cash equivalents, beginning of period .................................         251,821        4,597,420
                                                                                    ------------     ------------
Cash and cash equivalents, end of period .......................................    $    255,590     $  2,292,128
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

                           SYNAGRO TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                            ----------------------------
                                                2002            2001
                                            ------------    ------------

Supplemental Cash Flow Information
 Interest paid during the period .......    $  3,399,465    $  5,013,426
 Taxes paid during the period ..........    $    241,450    $    123,868

                   NONCASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2001, dividends totaled approximately $1,743,000, of which approximately $1,458,000 represents the accrued eight percent dividend on the Company's Preferred Stock and approximately $285,000 represents accretion and amortization of issuance costs.

During the three months ended March 31, 2002, dividends totaled approximately $1,843,000, of which approximately $1,580,000 represents the accrued eight percent dividend on the Company's Preferred Stock and approximately $263,000 represents accretion and amortization of issuance costs.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

GENERAL

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc. ("Synagro" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2002, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K for the year ended December 31, 2001.

Synagro Technologies, Inc., a Delaware corporation ("Synagro"), and collectively with its subsidiaries (the "Company") is a national wastewater residuals management company serving more than 1,000 municipal and industrial wastewater treatment plants and has operations in 35 states and the District of Columbia. Synagro offers many services that focus on the beneficial reuse of organic nonhazardous residuals resulting from the wastewater treatment process. Synagro provides its customers with complete, vertically-integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application.

ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that the Company recognize all derivative instruments as assets or liabilities on its balance sheet and measure them at their fair value. Changes in the fair value of a derivative are recorded in income or directly to equity, depending on the instrument's designated use. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into income when the hedged transaction affects income, while the ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current income during the period of the change in fair values. The noncash transition adjustment related to the adoption of this statement has been reflected as a "cumulative effect of change in accounting for derivatives" of approximately $1,861,000 charged to net income and approximately $2,058,000 charged to other comprehensive income included in stockholders' equity as of January 1, 2001. See Note (4) for discussion of the Company's current derivative contracts and hedging activities.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives. Management has completed the initial impairment test required by the provisions of SFAS 142 as of January 1, 2002, and determined that there has not been an impairment of the Company's goodwill. Beginning January 1, 2002, the Company discontinued amortizing goodwill in accordance with the provisions of the standard.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. Management adopted SFAS No. 144 and there was no effect during the three months ended March 31, 2002, to the Company's results of operations and financial position.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning
January 1, 2003. The Company is currently assessing the impact, if any, of this statement on the Company's financial position.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's financial statements to conform to the 2002 presentation.

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

    Self-Insurance Reserves -- Through the use of actuarial calculations, the Company estimates the amounts required to settle insurance claims.

Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

(2) PREFERRED STOCK

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, which may be issued in one or more series or classes by the Board of Directors of the Company. Each such series or class shall have such powers, preferences, rights and restrictions as determined by resolution of the Board of Directors. Series A Juniors Participating Preferred Stock will be issued upon exercise of the Stockholders' Rights described below.

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

(3)  STOCKHOLDERS' RIGHTS PLAN

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

(4) DEBT

Long-term debt obligations consist of the following:

                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    2002               2001
                                                                               --------------     --------------
                   Credit facility -- revolving loan ......................    $           --     $           --
                   Credit facility -- acquisition and term loans ..........       161,083,981        161,936,292
                   Subordinated debt ......................................        52,760,393         52,760,393
                   Fair value adjustment related to subordinated debt .....           342,131            801,857
                   Other notes payable ....................................            32,674             32,674
                                                                               --------------     --------------
                             Total debt ...................................    $  214,219,179     $  215,531,216
                   Less:
                   Current maturities .....................................       (13,101,219)       (12,880,693)
                                                                               --------------     --------------
                             Long-term debt, net of current maturities ....    $  201,117,960     $  202,650,523
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

As of March 31, 2002, the loan commitments under the Senior Credit Agreement, as amended, are as follows:

      (i)   Revolving Loan up to $51,330,000 outstanding at any one time;

      (ii) Term A Loans (which, once repaid, may not be reborrowed) of $50,000,000;

      (iii) Term B Loans (which, once repaid, may not be reborrowed) of $100,000,000;

      (iv) Acquisition Term Loans up to $50,000,000 outstanding at any one time available on a revolving basis prior to February 14, 2002, provided that certain approvals are obtained and certain financial ratios are met; and

      (v) Letters of credit issuable by the Company up to $50,000,000 as a subset of the Revolving Loan. At March 31, 2002, the Company had approximately $21,750,000 of letters of credit outstanding.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                                         REVOLVING     TERM A      TERM B   ACQUISITION
                          PERIOD ENDING DECEMBER 31,       LOANS        LOANS      LOANS       LOANS
                          --------------------------     ---------    --------    -------   -----------
                          2000........................         --        5.00%       .50%           0%
                          2001........................         --       15.00%      1.00%           0%
                          2002........................         --       22.50%      1.00%        5.00%
                          2003........................         --       17.50%      1.00%        6.67%
                          2004........................         --       20.00%      1.00%       11.67%
                          2005........................     100.00%      20.00%      1.00%       76.66%
                          2006........................         --          --      94.50%          --
                                                          -------     -------    -------      -------
                                                           100.00%     100.00%    100.00%      100.00%
                                                          =======     =======    =======      =======

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment for Revolving Loans and Acquisition Loans. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it is in compliance with those covenants as of March 31, 2002. The Senior Credit Agreement is secured by all the assets of the Company and expires on July 27, 2006. As of March 31, 2002, the Company has borrowed approximately $161,084,000 ($35,886,000 of Term A Loans, $88,145,000 of Term B Loans, and $37,053,000 of Acquisition Loans), which was primarily used to refinance existing debt and to partially fund certain acquisitions during 2000 and 1999. As of March 31, 2002, the Company has approximately $34,739,000 of unused borrowings under the Senior Credit Agreement. The Company's Senior Credit Agreement contains various financial covenants, including a senior debt-to-cash flow ratio, as defined, determined at the end of each quarter. As of March 31, 2002, the maximum senior debt that could have been outstanding while remaining in compliance with the covenant ratios was approximately $195,823,000. On April 8, 2002, the Company issued $150 million of 9 1/2 percent Senior Subordinated Notes of which a portion of the proceeds was used to pay down the above Senior Credit Agreement. On May 8, 2002, the Company entered into a new $150 million credit facility of which the proceeds were used to retire the remaining portion of the above Senior Credit Agreement. (See Note 9)

SUBORDINATED DEBT

On January 27, 2000, the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The agreement was amended on August 14, 2000, allowing, among other things, for the syndication of 50 percent of the commitment. The loans bear interest at an annual rate of 12 percent paid quarterly and provide warrants that are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of March 31, 2002, the Company has borrowed approximately $52,760,000 of indebtedness under the terms of the agreement, which was used to partially fund the Company's acquisitions in 2000. Warrants to acquire 9,225.839 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised.

On April 8, 2002, the Company issued $150 million of 9 1/2 percent Senior Subordinated Notes of which a portion of the proceeds was used to retire all the subordinated debt and related accrued interest. (See Note 9)

DERIVATIVES AND HEDGING ACTIVITIES

Prior to June 25, 2001, the Company's derivative contracts consisted of interest rate swap agreements and option agreements related to hedging requirements under the Company's Senior Credit Agreement. The option agreements did not qualify for hedge accounting under SFAS 133. Changes in the fair value of these derivatives were recognized in earnings as interest expense of $226,000 in 2001. The Company's interest rate swap agreements qualified for hedge accounting as cash flow hedges of the Company's exposure to changes in variable interest rates.

On June 25, 2001, the Company entered into a reverse swap on its subordinated debt, and terminated the previously existing interest rate swap and option agreements noted above. The balance included in accumulated other comprehensive loss included in stockholders' equity is being recognized in future periods' income over the remaining term of the original swap agreement. The amount to be recognized as a noncash expense during 2002 is approximately $813,000 of which approximately $203,000 was recognized in the three month period ending March 31, 2002. The Company has designated the reverse swap agreement on its subordinated debt as a fair value hedge of changes in the value of the underlying debt as a result of changes in the benchmark interest rate. The liability related to the reverse swap agreement totaling approximately $5,690,000 is reflected in other long-term liabilities at March 31, 2002; additionally, a fair value adjustment on the Company's subordinated debt of approximately $342,000 is reflected in long-term debt at March 31, 2002. The amount of the ineffectiveness of the reverse swap agreement debited to interest expense, net for the three months ended March 31, 2002, totaled approximately $79,000.

On July 3, 2001, the Company entered into an interest rate cap agreement establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6.50 percent in order to meet the hedging requirements of its Senior Credit Agreement. Changes in the fair value of the agreement charged to interest expense, net for the three months ended March 31, 2002, totaled approximately $30,000.

INTEREST RATE RISK

Total debt at March 31, 2001 included approximately $161,084,000 in floating rate debt attributed to the Senior Credit Agreement at an average interest rate of 4.66%. Total debt at May 10, 2002 included approximately $70,000,000 in floating rate debt attributed to the new $150 million senior credit facility entered into in May 2002 at an average interest rate of 4.9%. See note (9). As a result, the Company's interest cost in 2002 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $122,000.

(5)  NONRECOURSE TAX-EXEMPT REVENUE BONDS

                                                                          MARCH 31,         DECEMBER 31,
                                                                             2002               2001
                                                                        --------------     --------------
Maryland Energy Financing Administration Limited Obligation
  Solid Waste Disposal Revenue Bonds, 1996 series--
     Revenue bonds due 2001 to 2005 at stated interest
       rates of 5.45% to 5.85% .....................................    $   10,010,000     $   10,010,000
     Term revenue bond due 2010 at stated interest rate of
       6.30% .......................................................        16,295,000         16,295,000
     Term revenue bond due 2016 at stated interest rate of
       6.45% .......................................................        22,360,000         22,360,000
     Less: Restricted cash .........................................        (6,148,442)        (5,780,152)
                                                                        --------------     --------------
                                                                            42,516,558         42,884,848
     Less: Current maturities ......................................        (2,300,000)        (2,300,000)
                                                                        --------------     --------------
     Nonrecourse project revenue bonds, net of current
       maturities ..................................................    $   40,216,558     $   40,584,848
                                                                        ==============     ==============

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

At March 31, 2002, the Nonrecourse Project Revenue Bonds were secured by property, machinery and equipment with a net book value of approximately $59,546,000 and restricted cash of approximately $8,741,000, of which approximately $6,148,000 was netted against long-term debt and the difference was shown as restricted cash.

These Nonrecourse Project Revenue Bonds, totaling $42,517,000 of debt (net of restricted cash) as of March 31, 2002, and $760,000 of related interest expense accrued in the three months ended March 31, 2002, are excluded from the financial covenant calculations required by our Senior Credit Facility.

(6) COMMITMENTS AND CONTINGENCIES

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

Riverside County

The Company leases and operates a composting facility in Riverside County, California, under a conditional use permit ("CUP") that expires January 1, 2010. The CUP allows for a reduction in material intake and CUP term in the event of noncompliance with the CUP's terms and conditions. In response to alleged noncompliance due to excessive odor, on or about June 22, 1999, the Riverside County Board of Supervisors attempted to reduce the Company's intake of biosolids from 500 tons per day to 250 tons per day. The Company believes that this was not an authorized action by the Board of Supervisors. On September 15, 1999, the Company was granted a preliminary injunction restraining and enjoining the County of Riverside ("County") from restricting the Company's intake of biosolids at its Riverside composting facility.

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

Whether or not the parties reach settlement based on the terms of the Memorandum of Understanding, the site may be closed; we may incur additional costs related to contractual agreements, relocation and site closure, as well as the need to obtain new permits

(including some from the County) at a new site. If the Company is unsuccessful in its efforts, goodwill and certain assets may be impaired. Total goodwill associated with the operations is approximately $13,843,000 at March 31, 2002. The financial impact associated with a site closure cannot be reasonably estimated at this time. Although we feel that our case is meritorious, the ultimate outcome cannot be determined at this time.

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

On January 21, 2000, several plaintiffs filed suit in the District Court of Jackson County, Texas, (the "Lopez Suit") against a wholly owned subsidiary of the Company, Synagro of Texas-CDR, Inc. The Lopez Suit was later amended to name the Company as an additional defendant. The suit arises out of an automobile accident involving a vehicle operated by Synagro of Texas-CDR, Inc., in which one person was killed and two others were injured. The Lopez Suit was set for trial in November 2001; however, on October 16, 2001, as a result of the Texas Insurance Commissioner's finding that Reliance was impaired, a notice of an automatic 180-day stay was filed in the Lopez Suit. The stay expired April 5, 2002. Although the Lopez Suit was set for trial on May 13, 2002, the parties have agreed to postpone trial pending settlement discussions. There is a backup trial setting of June 17, 2002 that is still in place. The Lopez plaintiffs are seeking unspecified damages from the Company and its affiliates. On November 13, 2001, the Company filed a petition for intervention in the Pennsylvania Court requesting that the Court approve and order Reliance to fund an $11.9 million settlement that Reliance had proposed regarding the Lopez Suit (the "Intervention Action").

The Company is vigorously defending itself against this lawsuit. In addition, other third parties have asserted claims and/or brought suit against the Company and its affiliates related to alleged acts or omissions occurring during the Reliance Coverage Period. It is possible, depending on the outcome of the AON Suit (discussed below) and the Intervention Action, and possible claims made with the Texas Property and Casualty Insurance Guaranty Association, that the Company will have no, or insufficient, insurance funds available to pay any potential losses. There are uncertainties relating to (1) the Company's ultimate liability, if any, for damages in the Lopez Suit or the other cases arising during the covered period; (2) the availability of the insurance coverage; (3) the potential for recovery from the AON Suit; (4) the Intervention Action; and
(5) possible recovery from the Texas Property and Casualty Insurance Guaranty Association. Based upon information currently available, the Company has estimated that its net probable exposure for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance is $1.9 million and, accordingly, recorded a special charge of $2.2 million in its December 31, 2001, financial statements to record the estimated exposure for this matter and related legal expenses. Although the Company believes $1.9 million of the charge represents its current probable exposure related to the Reliance matter, the final resolution could be substantially different from the amount recorded.

AON

On October 4, 2001, the Company filed suit in the 24th Judicial District Court of Jackson County, Texas, against its former insurance broker, AON Risk Services of Texas, Inc. ("AON"), and the several insurance companies that reinsured the policies issued by Reliance (the "Reinsurers") (the "AON Suit"). In the AON Suit, the Company is seeking a judgment against AON for any and all sums that the Company may become liable for as a result of any settlement of, or the entry of any judgment in, the Lopez Suit, and any and all costs associated with defense thereof, as a result of the Company's assertion of negligence by AON in placing the entirety of the Company's insurance coverage with Reliance and AON's failure to obtain "cut through endorsements" to the Reliance policies which would enable the Company to proceed directly against the Reinsurers. The Company is also seeking a declaratory judgment against the Reinsurers declaring that the Reinsurers owe the Company a duty of defense and indemnity in the Lopez Suit as a result of the Reinsurers' participation in the investigation, evaluation, and handling of the Lopez Suit, as a result of any "cut through endorsements" that may have been obtained by AON, and by virtue of a "fronting arrangement" whereby most or all of certain Reliance policies were reinsured. The AON Suit is at an early stage, and the ultimate outcome of this litigation, including amounts, if any, that may be recovered by the Company, cannot be determined at this time.

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

(7) COMPREHENSIVE INCOME

The Company's comprehensive income for the three months ended March 31, 2002 and 2001, is summarized as follows:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          2002             2001
                                                                      ------------     ------------
Net income (loss) applicable to common stock .....................    $   (411,821)    $ (3,972,661)
Other comprehensive income (loss)
    Cumulative effect of change in accounting for derivatives ....              --       (2,058,208)
    Change in fair value of derivatives ..........................              --       (1,170,526)
    Reclassification adjustment to earnings ......................        (203,260)         (76,814)
    Tax benefit of changes in fair value .........................          77,239               --
                                                                      ------------     ------------
       Subtotal ..................................................        (126,021)      (3,305,548)
                                                                      ------------     ------------
Comprehensive income (loss) ......................................    $   (537,842)    $ (7,278,209)
                                                                      ============     ============

(8) EARNINGS (LOSS) PER COMMON SHARE


                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            2002                 2001
                                                                      ----------------     ----------------

          Earnings (loss) per share:
            Net income (loss) before cumulative effect of
              change in accounting for derivatives and preferred
              stock dividend......................................    $            .07     $           (.02)
            Cumulative effect of change in accounting
              for derivatives.....................................                  --                 (.10)
                                                                      ----------------     ----------------
            Net income before preferred stock dividends...........                (.07)                (.12)
            Preferred stock dividends.............................                (.09)                (.09)
                                                                      ----------------     ----------------
            Net loss per common share, basic .....................    $           (.02)    $           (.21)
                                                                      ================     ================
            Net loss per common share, diluted ...................    $           (.02)    $           (.21)
                                                                      ================     ================

          Weighted average shares outstanding, basic .............          19,476,781           19,435,781
          Weighted average shares outstanding, diluted ...........          19,476,781           19,435,781

Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income before preferred stock dividends by the total of the weighted average number of common shares outstanding for the period, the weighted average number of shares of common stock that would be issued assuming conversion of the Company's preferred stock, and other common stock equivalents for options and warrants outstanding determined using the treasury stock method. Diluted EPS for the three months ended March 31, 2002 and 2001, is the same as basic earnings per share and the diluted shares used in computing diluted EPS in 2002 and 2001 excludes shares assuming conversion of the Company's preferred stock and certain other common stock equivalents for options and warrants outstanding determined using the treasury stock method totaling 31,763,044 and 29,135,136, respectively, because during loss periods diluted earnings per share is less dilutive than basic earnings per share ("antidilutive").

Effective January 1, 2002, the Company discontinued the amortization of goodwill in accordance with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The following shows the effect on the three months ended March 31, 2001 as if SFAS No. 142 had been adopted January 1, 2001:

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 2002               2001
                                                            --------------     --------------
Net income (loss) applicable to common stock --
Reported net loss applicable to common stock ...........    $     (411,821)    $   (3,972,661)
Add back:  Goodwill amortization .......................                --          1,105,231
                                                            --------------     --------------
Adjusted net loss ......................................    $     (411,821)    $   (2,867,430)

Basic and diluted income (loss) per share --
  Reported net loss per share ..........................    $         (.02)    $         (.21)
  Goodwill amortization ................................                --                .06
                                                            --------------     --------------
  Adjusted loss per share ..............................    $         (.02)    $         (.15)
                                                            ==============     ==============

(9)  SUBSEQUENT EVENTS

On April 17, 2002, the Company issued and sold $150 million in aggregate principal amount of its 9 1/2 percent Senior Subordinated Notes (the "Notes") due in 2009 in a private offering (the "Subordinated Offering"). The Company used the proceeds from the Subordinated Offering to repay existing indebtedness under the Company's Senior Credit Agreement and other existing subordinated debt. In connection with the repayment of the existing subordinated debt, the Company will expense in the second quarter of 2002 approximately $2.1 million, net of taxes, of previously recorded deferred loan costs. All payments, including interest and principal, of the Notes have been fully, unconditionally and jointly and severally guaranteed by Synagro's subsidiaries. As defined by the Securities and Exchange Commission Regulations S-X, Article 3, Rule 3-10(h), the parent company has no independent assets or operations. Synagro Baltimore, L.L.C., a subsidiary of Synagro, pursuant to a loan agreement in connection with the Nonrecourse Project Revenue Bonds, is required to place certain monies in restricted fund accounts to be used for various designated purposes. Monies in these fund accounts will remain restricted until the Nonrecourse Project Revenue Bonds are paid. At March 31, 2002, there was approximately $8,741,000 of restricted cash in these fund accounts. See Note 5.

In May 2002, the Company entered into a new $150 million senior credit facility that provides for a $70 million funded term loan and up to a $50 million revolver, with the ability to increase the total commitment to $150 million. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the $150 million Senior Subordinated Notes offering. This new facility is secured by substantially all of our assets and those of our subsidiaries (other than assets securing nonrecourse debt) and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and sale of assets. During the three months ended June 30, 2002, the Company expects to record a noncash extraordinary charge, net of tax, of approximately $3.0 million, which represents the unamortized deferred debt costs related to the debt that was repaid with the net proceeds received from the Senior Subordinated Notes and the new senior credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical and financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K, as amended for the year ended December 31, 2001. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements, but are not limited to those factors more thoroughly disclosed in the Company's Annual Report on Form 10-K.

RECENT DEVELOPMENTS

In May 2002, the Company entered into a new $150 million senior credit facility that provides for a $70 million funded term loan and up to a $50 million revolver, with the ability to increase the total commitment to $150 million. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the April 2002 $150 million Senior Subordinated Notes offering. This new facility is secured by substantially all of our assets and those of our subsidiaries (other than assets securing nonrecourse debt) and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and sale of assets. During the three months ended June 30, 2002, the Company expects to record a noncash extraordinary charge, net of tax, of approximately $3.0 million, which represents the unamortized deferred debt costs related to the debt that was repaid with the net proceeds received from the Senior Subordinated Notes and the new senior credit facility.

On May 8, 2002, the Company announced that the City and County of Honolulu ("City") awarded to Synagro and signed a contract to design, build, and operate a biosolids digestion, dewatering, and heat drying/pelletization facility providing service for Honolulu's largest wastewater treatment plant. The contract provides for an initial term of 15 years with an option to renew for an additional 10 years. Based on the agreed upon terms, Synagro can generate revenues between $92 and $144 million over the life of the contract.

BACKGROUND

We generate substantially all of our revenue by providing wastewater residuals management services to municipal and industrial customers. We provide our customers with complete, vertically-integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application. We currently serve more than 1,000 customers in 35 states and the District of Columbia. Our contracts typically have inflation price adjustments, renewal clauses and broad force majeure provisions. In 2001, we experienced a contract retention rate (both renewals and rebids) of approximately 90 percent.

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

Our costs relating to service contracts include processing, transportation, spreading and disposal costs, and depreciation of operating assets. Our costs relating to construction contracts primarily include subcontractor costs related to design, permit and general construction. Our selling, general and administrative expenses are comprised of accounting, information systems, marketing, legal, human resources, regulatory compliance, and regional and executive management costs. Historically, we have included amortization of goodwill resulting from acquisitions as a separate line item in our income statement. Beginning January 1, 2002, goodwill was no longer amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

HISTORICAL RESULTS AND OPERATIONS

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                 2002                               2001
                                                            --------------                     --------------
Revenue ................................................    $   56,816,527          100.0%     $   58,795,142         100.0%
Cost of services .......................................        43,257,392           76.1%         45,326,466           77.1%
                                                            --------------        -------      --------------        -------
Gross profit ...........................................        13,559,135           23.9%         13,468,676           22.9%

Selling, general and administrative expenses ...........         5,768,468           10.2%          5,351,789            9.1%
Amortization of intangibles.............................            27,417             --           1,132,648            1.9%
                                                            --------------        -------      --------------        -------

  Income from operations ...............................         7,763,250           13.7%         6,984,239            11.9%
                                                            --------------        -------      --------------        -------
Other (income) expense:
  Other income, net ....................................           (38,006)           (.1)%            (6,270)            --%
  Interest expense, net ................................         5,493,244            9.7%          7,359,564           12.5%
                                                            --------------        -------      --------------        -------

     Total other expense, net ..........................         5,455,238            9.6%          7,353,294           12.5%
                                                            --------------        -------      --------------        -------
Income (loss) before provision for income taxes ........         2,308,012            4.1%           (369,055)           (.6)%
  Provision for income taxes ...........................           876,406            1.6%                 --             --
                                                            --------------        -------      --------------        -------
Net income (loss) before cumulative effect of
  change in accounting for derivatives and
  preferred stock dividends ............................         1,431,606            2.5%          (369,055)            (.6)%
Cumulative effect of change in accounting for
  derivatives ..........................................                --                          1,860,685
Preferred stock dividends ..............................         1,843,427                          1,742,921
                                                            --------------                     --------------
Net loss applicable to common stock ....................    $     (411,821)                    $   (3,972,611)
                                                            ==============                     ==============


For the three months ended March 31, 2002, net sales were approximately $56,817,000 compared to approximately $58,795,000 for the three months ended March 31, 2001, representing a decrease of approximately $1,978,000 or 3.4 percent. The decrease for the three months ended March 31, 2002, relates primarily to an anticipated decrease in cleanout services.

Cost of services and gross profit for the three months ended March 31, 2002, were approximately $43,257,000 and approximately $13,559,000, respectively, compared with approximately $45,326,000 and approximately $13,469,000, respectively, for the three months ended March 31, 2001, resulting in gross profit as a percentage of sales increasing to 23.9 percent in 2002 from 22.9 percent in 2001. The increase in gross profit and margin for the three months ended March 31, 2002, relates to lower storage costs and a planned reduction in certain transportation expenses.

Selling, general and administrative expenses were approximately $5,768,000 for the three months ended March 31, 2002, compared to approximately $5,352,000 for the three months ended March 31, 2001, representing an increase of approximately $416,000. The increase relates to additional marketing development costs.

Amortization was approximately $28,000 for the three months ended March 31, 2002, compared to approximately $1,133,000 for the three months ended March 31, 2001. The decrease results from the adoption of SFAS No. 141 as beginning January 1, 2002, the Company no longer amortizes goodwill.

As a result of the foregoing, income from operations for the three months ended March 31, 2002, was approximately $7,763,000 or 13.7 percent of sales compared to approximately $6,984,000 or 11.9 percent of sales.

Other expenses, net were approximately $5,455,000 for the three months ended March 31, 2002, compared to approximately $7,353,000 for the three months ended March 31, 2001, representing a decrease of approximately $1,898,000. The decrease relates to interest savings related to repayments of debt funded from operational cash flow and significant reductions in market interest rates on the Company's floating rate debt.

For the three months ended March 31, 2002, the Company recorded a provision for income taxes of approximately $876,000 as the prior year valuation allowance related to certain deferred tax assets no longer offset deferred tax provision requirements.

As a result of the foregoing, net income (loss) before cumulative effect of change in accounting for derivatives and preferred stock dividends of approximately $1,432,000 for the three months ended March 31, 2002, compared to a net income (loss) of approximately $(369,000) for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

During the past three years, our principal sources of funds were cash generated from our operating activities and long-term borrowings. We use cash mainly for capital expenditures, working capital and debt service. In the future, we expect that we will use cash principally to fund working capital, our debt service and repayment obligations and capital expenditures. In addition, we may use cash to pay dividends on our preferred stock and potential earn out payments resulting from prior acquisitions. We have historically financed our acquisitions principally through the issuance of equity and debt securities, our credit facility, and funds provided by operating activities.

HISTORICAL CASH FLOWS

Cash Flows from Operating Activities. For the three months ended March 31, 2002, cash flows from operating activities were approximately $5,498,000 compared to approximately $6,404,000 for the same period in 2001, a decrease of approximately $906,000, or 14.1 percent. The decrease primarily relates to change in working capital.

Cash Flows from Investing Activities. For the three months ended March 31, 2002, cash flows used for investing activities were approximately $3,810,000 compared to approximately $4,166,000 for the same period in 2001, a decrease of approximately $356,000.

Cash Flows from Financing Activities. For the three months ended March 31, 2002, cash flows used for financing activities were approximately $1,685,000 compared to cash flows used by financing activities of approximately $4,543,000 for the same period in 2001, a decrease of approximately $2,858,000. The decrease primarily relates to additional debt payments made in 2001 using excess cash at the end of 2000 and cash paid in 2002 for debt issuance costs related to the 9 1/2 percent Senior Subordinated Notes issued in April 2002.

CAPITAL EXPENDITURE REQUIREMENTS

Capital expenditures for the three months ended March 31, 2002, totaled approximately $3,609,000 compared to approximately $3,390,000 in 2001. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments, and growth. We expect our capital expenditures for 2002 to be approximately $14 to $15 million.

DEBT SERVICE REQUIREMENTS

On January 27, 2000, we entered into an $110,000,000 senior credit facility to fund working capital for acquisitions, to refinance existing debt, to provide working capital for operations, to fund capital expenditures and for other general corporate purposes. On February 25, 2002, the existing credit facility was amended to, among other things, increase the revolving loan from $30,000,000 to approximately $51,330,000, increase sublimits for letters of credit from $20,000,000 to $50,000,000, provide limitations for restricted payments and investments, and increase the permitted amounts of nonrecourse financing and operating lease obligations. The senior credit agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants.

In January 2000, we entered into an agreement with GTCR Capital Partners, L.P. which agreed to provide up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by our Board of Directors and the Board of Directors of GTCR Capital Partners, L.P. GTCR Capital Partners, L.P. is an affiliate of GTCR Golder Rauner, LLC ("GTCR"), our majority stockholder. The agreement was amended in August 2000, allowing, among other things, for GTCR Capital Partners, L.P. to syndicate a portion of the commitment. The loans bear interest at an annual rate of 12 percent paid quarterly and provided warrants that were convertible into preferred stock at $.01 per share. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. As of March 31, 2002, we have borrowed approximately $52,760,000 of indebtedness under the terms of the agreement, which was used to partially fund our acquisitions in 2000.

In April 2002, the Company completed the sale of $150 million 9 1/2 percent Senior Subordinated Notes due 2009 and used the proceeds to pay down approximately $92 million of senior bank debt and to pay off approximately $53 million of 12 percent subordinated debt. In May 2002, the Company entered into a new $150 million senior credit facility that provides for a $70 million funded term loan and up to a $50 million revolver, with the ability to increase the total commitment to $150 million. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the $150 million Senior Subordinated Notes offering. This new facility is secured by substantially all of our assets and those of our subsidiaries (other than assets securing nonrecourse debt) and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and sale of assets. During the three months ended June 30, 2002, the Company expects to record a noncash extraordinary charge, net of tax, of approximately $5.0 million, which represents the unamortized deferred debt costs related to the debt that was repaid with the net proceeds received from the Senior Subordinated Notes and the new senior credit facility.

In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Nonrecourse Project Revenue Bonds") in the aggregate amount of $58,550,000. The Administration loaned the proceeds of the Nonrecourse Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now our wholly owned subsidiary and known as Synagro -- Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Nonrecourse Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. We assumed all obligations associated with the Nonrecourse Project Revenue Bonds in connection with our acquisition of Bio Gro in 2000. Nonrecourse Project Revenue Bonds in the aggregate amount of $9,885,000 have already been paid, and the remaining Nonrecourse Project Revenue Bonds bear interest at annual rates between 5.45 percent and 6.45 percent and mature on dates between December 1, 2002, and December 1, 2016.

At May 10, 2002, future minimum principal payments of long-term debt under the new credit facility entered into in May 2002 and the 9 1/2 percent $150 million Senior Subordinated Notes issued in April 2002 are as follows:


                                                                          NONRECOURSE
                                                           LONG-TERM        PROJECT
                         YEAR ENDING DECEMBER 31,            DEBT         REVENUE BONDS        TOTAL
                         ------------------------       ---------------   -------------    -------------
                         2002......................     $     181,535     $  2,300,000     $   2,481,535
                         2003......................           706,535        2,430,000         3,136,535
                         2004......................           706,535        2,570,000         3,276,535
                         2005......................           706,535        2,710,000         3,416,535
                         2006......................           706,535               --           706,535
                         2007-2010.................       217,025,000       16,295,000       233,320,000
                         2011-2016.................                --       16,211,558        16,211,558
                                                        -------------     ------------     -------------
                              Total................     $ 220,032,675     $ 42,516,558     $ 262,549,233
                                                        =============     ============     =============

We lease certain facilities and equipment under noncancelable, long-term lease agreements. Minimum annual rental commitments under these leases have not materially changed during the three months ended March 31, 2002.

We believe we will have sufficient cash generated by our operations and available through our new credit facility entered into in May 2002 to provide for future working capital and capital expenditure requirements that will be adequate to meet our liquidity needs for the foreseeable future, payment of interest on our existing credit facility and payments on the Nonrecourse Project Revenue Bonds. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that any cost savings and any operating improvements will be realized or that future borrowings will be available to us under our existing credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our existing credit facility, on commercially reasonable terms or at all.

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

INTEREST RATE RISK

Total debt at March 31, 2001 included approximately $161,084,000 in floating rate debt attributed to the Senior Credit Agreement at an average interest rate of 4.66%. Total debt at May 10, 2002 included approximately $70,000,000 in floating rate debt attributed to the new $150 million senior credit facility entered into in May 2002 at an average interest rate of 4.9%. See note (9). As a result, the Company's interest cost in 2002 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $122,000.

WORKING CAPITAL

At March 31, 2002, we had working capital of approximately $22,219,000 compared to approximately $22,495,000 at March 31, 2001, a decrease of approximately $276,000.

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

Self-Insurance Reserves -- Through the use of actuarial calculations, we estimate the amounts required to settle insurance claims.

Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements can be found under the "Accounting Pronouncements" section of Note (1) to the Condensed Consolidated Financial Statements.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found under the "Litigation" section of Note (7), Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibit Index

(B)  Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    SYNAGRO TECHNOLOGIES, INC.

    Date:  May 10, 2002                    By:      /s/ Ross M. Patten
                                               --------------------------------
                                                    Chief Executive Officer

    Date:  May 10, 2002                    By:      /s/ J. Paul Withrow
                                               --------------------------------
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                                     DESCRIPTION OF EXHIBIT
-------                                     ----------------------
10.1*            Third Amended and Restated Credit Agreement dated May 8, 2002 among Synagro Technologies, Inc., various financial
                 institutions and Bank of America, N.A.

----------

* filed herein