Form 10-Q
period 2002-06-30
SYNAGRO TECHNOLOGIES INC
filed 2002-08-14
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002               Commission File Number 0-21054

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                   CLASS                    OUTSTANDING AT AUGUST 14, 2002
       -----------------------------        ------------------------------

       Common stock, par value $.002                  19,775,821

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX


                                                                                   PAGE
                                                                                   ----

         PART I  -- FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of June 30, 2002,
            and December 31, 2001 (Unaudited) ...................................    3

         Condensed Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 2002 and 2001 (Unaudited) .......    4

         Condensed Consolidated Statement of Stockholders' Equity (Unaudited) ...    5

         Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2002 and 2001 (Unaudited) .................    6

         Notes to Condensed Consolidated Financial Statements ...................    8

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations ....................................   18

         PART II -- OTHER INFORMATION ...........................................   24

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                               JUNE 30,         DECEMBER 31,
                                                                                 2002               2001
                                                                             -------------      -------------
                                                                              (UNAUDITED)         (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents ...........................................     $     266,285      $     251,821
   Restricted cash .....................................................         3,552,393          3,281,045
   Accounts receivable, net ............................................        55,987,119         49,531,654
   Note receivable, current portion ....................................           257,917            201,000
   Prepaid expenses and other current assets ...........................        11,424,645         10,181,030
                                                                             -------------      -------------
      Total current assets .............................................        71,488,359         63,446,550

Property, machinery & equipment, net ...................................       207,426,907        206,114,267

Other assets:
   Goodwill, net .......................................................       164,569,746        163,739,059
   Other, net ..........................................................         9,646,924         12,867,901
                                                                             -------------      -------------
Total assets ...........................................................     $ 453,131,936      $ 446,167,777
                                                                             =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ...................................     $     531,535      $  12,880,693
   Current portion of nonrecourse project revenue bonds ................         2,300,000          2,300,000
   Accounts payable and accrued expenses ...............................        39,720,863         40,951,059
                                                                             -------------      -------------
      Total current liabilities ........................................        42,552,398         56,131,752
Long-term liabilities:
   Long-term debt obligations, net .....................................       219,494,604        202,650,523
   Nonrecourse project revenue bonds, net ..............................        39,638,792         40,584,848
   Other long-term liabilities .........................................        12,615,947          9,328,065
   Fair value of interest rate swap ....................................         3,234,853          5,150,502
                                                                             -------------      -------------
      Total long-term liabilities ......................................       274,984,196        257,713,938

COMMITMENTS AND CONTINGENCIES

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share .........................        74,167,469         70,431,063

Stockholders' equity:
   Preferred stock, $.002 par value, 10,000,000 shares authorized,
      none issued and outstanding ......................................                --                 --
   Common stock, $.002 par value, 100,000,000 shares authorized,
      19,775,821 and 19,476,781 shares outstanding .....................            39,552             38,954
   Additional paid in capital ..........................................       109,166,862        109,167,460
   Accumulated deficit .................................................       (45,720,191)       (45,004,998)
   Accumulated other comprehensive loss ................................        (2,058,350)        (2,310,392)
                                                                             -------------      -------------
      Total stockholders' equity .......................................        61,427,873         61,891,024
                                                                             -------------      -------------
Total liabilities and stockholders' equity .............................     $ 453,131,936      $ 446,167,777
                                                                             =============      =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                         JUNE 30,
                                                                       2002            2001             2002             2001
                                                                  -------------    -------------    -------------    -------------

Revenue .......................................................   $  69,498,591    $  65,800,156    $ 126,315,118    $ 124,595,298
Cost of services ..............................................      49,999,237       47,088,373       93,256,629       92,414,839
                                                                  -------------    -------------    -------------    -------------
Gross profit ..................................................      19,499,354       18,711,783       33,058,489       32,180,459

Selling, general and administrative expenses ..................       5,611,381        5,229,138       11,379,849       10,580,927
Amortization of intangibles ...................................          27,000        1,150,105           54,417        2,282,753
                                                                  -------------    -------------    -------------    -------------
   Income from operations .....................................      13,860,973       12,332,540       21,624,223       19,316,779
                                                                  -------------    -------------    -------------    -------------
Other (income) expense:
   Other income, net ..........................................      (1,801,698)         (55,619)      (1,839,704)         (61,889)
   Interest expense, net ......................................       5,857,878        7,102,351       11,351,122       14,461,915
                                                                  -------------    -------------    -------------    -------------
      Total other expense, net ................................       4,056,180        7,046,732        9,511,418       14,400,026
                                                                  -------------    -------------    -------------    -------------
Income before provision for income taxes ......................       9,804,793        5,285,808       12,112,805        4,916,753
   Provision for income taxes .................................       3,726,053               --        4,602,459               --
                                                                  -------------    -------------    -------------    -------------
Net income before extraordinary loss on early
   retirement of debt, net of tax benefit, cumulative
   effect of change in accounting for derivatives and
   preferred stock dividends ..................................       6,078,740        5,285,808        7,510,346        4,916,753
Extraordinary loss on early retirement of debt, net of
   tax benefit of $2,751,405 ..................................       4,489,133               --        4,489,133               --
Cumulative effect of change in accounting for derivatives .....              --               --               --        1,860,685
                                                                  -------------    -------------    -------------    -------------

Net income before preferred stock dividends ...................       1,589,607        5,285,808        3,021,213        3,056,068
Preferred stock dividends .....................................       1,892,979        1,843,140        3,736,406        3,586,061
                                                                  -------------    -------------    -------------    -------------
Net income (loss) applicable to common stock ..................   $    (303,372)   $   3,442,668    $    (715,193)   $    (529,993)
                                                                  =============    =============    =============    =============



Earnings (loss) per share:

Basic

   Adjusted earnings per share before extraordinary
      loss on early retirement of debt, net of tax benefit
      and cumulative effect of change in accounting for
      derivatives .............................................   $         .21    $         .18    $         .19    $         .07

   Extraordinary loss on early retirement of debt, net of
      tax benefit .............................................            (.23)              --             (.23)              --
   Cumulative effect of change in accounting for derivatives ..              --               --               --             (.10)
                                                                  -------------    -------------    -------------    -------------

   Net income (loss) per share ................................   $        (.02)   $         .18    $        (.04)   $        (.03)
                                                                  =============    =============    =============    =============


Diluted
   Adjusted earnings (loss) per share before preferred
      stock dividends, extraordinary loss on early retirement
      of debt, net of tax benefit, and cumulative effect of
      change in accounting for derivatives ....................   $         .12    $         .11    $         .14    $         N/A

   Extraordinary loss on early retirement of debt, net of
      tax benefit .............................................            (.09)              --             (.08)             N/A
   Cumulative effect of change in accounting for derivatives ..              --               --               --              N/A
                                                                  -------------    -------------    -------------    -------------

   Net income (loss) per share ................................   $         .03    $         .11    $         .06    $        (.03)
                                                                  =============    =============    =============    =============


Weighted average shares outstanding:
   Basic ......................................................      19,483,353       19,443,781       19,480,085       19,439,803
   Diluted ....................................................      52,582,410       49,450,137       51,909,389       19,439,803


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                      ACCUMULATED
                                                 COMMON STOCK           ADDITIONAL                       OTHER
                                        ----------------------------     PAID-IN       ACCUMULATED    COMPREHENSIVE
                                            SHARES        AMOUNT         CAPITAL         DEFICIT         LOSS             TOTAL
                                        -------------  -------------  -------------   -------------   -------------   -------------
BALANCE, December 31, 2001 ...........     19,476,781  $      38,954  $ 109,167,460   $ (45,004,998)  $  (2,310,392)  $  61,891,024
   Change in comprehensive income ....             --             --             --              --         252,042         252,042
   Cashless exercise of warrants .....        299,040            598           (598)             --              --              --
   Net loss applicable to common
     stock ...........................             --             --             --        (715,193)             --        (715,193)
                                        -------------  -------------  -------------   -------------   -------------   -------------

BALANCE, June 30, 2002 ...............     19,775,821  $      39,552  $ 109,166,862   $ (45,720,191)  $  (2,058,350)  $  61,427,873
                                           ==========  =============  =============   =============   =============   =============




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            SIX MONTHS ENDED JUNE 30,
                                                                             2002                2001
                                                                         -------------      -------------
Cash flows from operating activities:
   Net (loss) applicable to common stock ...........................     $    (715,193)     $    (529,993)
   Adjustment to reconcile net (loss) applicable
      to common stock:
        Extraordinary (loss) on early retirement of debt,
          net of tax benefit .......................................         4,489,133                 --
        Cumulative change in accounting for derivatives ............                --          1,860,685
        Preferred stock dividend ...................................         3,736,406          3,586,061
        Depreciation ...............................................         7,116,312          6,773,104
        Amortization ...............................................           746,973          2,947,244
        Tax provisions..............................................         4,602,459                 --
        Gain on sale of property, machinery and
          equipment ................................................          (104,689)           (86,448)
        (Increase) decrease in the following:
          Accounts receivable ......................................        (6,286,183)         1,111,722
          Prepaid expenses and other assets ........................        (1,255,658)          (724,415)
        Increase (decrease) in the following:
          Accounts payable and accrued expenses
          and other liabilities.....................................        (1,376,175)          (914,476)
                                                                         -------------      -------------
   Net cash provided by operating activities .......................        10,953,385         14,023,484
                                                                         -------------      -------------

Cash flows from investing activities:
      Purchase of businesses including contingent consideration,
        net of cash acquired .......................................          (830,687)        (1,158,692)
      Purchases of property, machinery and equipment ...............        (8,178,792)        (6,097,887)
      Proceeds from sale of property, machinery and
        equipment ..................................................           200,650            266,213
      Proceeds from notes receivable ...............................                --             11,000
                                                                         -------------      -------------
Net cash used in investing activities ..............................        (8,808,829)        (6,979,366)
                                                                         -------------      -------------

Cash flows from financing activities:
      Payments on debt .............................................      (214,703,220)       (10,763,212)
      Proceeds from debt, net of issuance costs ....................       213,847,449            (69,415)
      Increase in notes receivable .................................           (56,917)                --
      Increase in restricted cash ..................................        (1,217,404)          (420,455)
      Exercise of options and warrants .............................                --             54,200
                                                                         -------------      -------------
   Net cash used in financing activities ...........................        (2,130,092)       (11,198,882)
                                                                         -------------      -------------

Net increase (decrease) in cash and cash equivalents ...............            14,464         (4,154,764)
Cash and cash equivalents, beginning of period .....................           251,821          4,597,420
                                                                         -------------      -------------
Cash and cash equivalents, end of period ...........................     $     266,285      $     442,656
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

                           SYNAGRO TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                   (UNAUDITED)



                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                       -----------------------------
                                                           2002             2001
                                                       ------------     ------------
Supplemental Cash Flow Information

 Interest paid during the period .................     $  7,916,904     $ 12,244,747
 Taxes paid during the period ....................     $    241,381     $    264,014

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

GENERAL

During August 2002, the Company announced that it had dismissed Arthur Andersen LLP ("Andersen") as the Company's independent accountants. The Company has appointed PricewaterhouseCoopers LLP as the Company's independent accountants to replace Andersen. Because of delays in receiving the predecessor accountant's work papers, PricewaterhouseCoopers LLP has not yet completed its review of the Company's interim financial statements for the quarter ended June 30, 2002 in accordance with the procedures set forth in Statement on Auditing Standards 71.

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc. ("Synagro" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the six months ended June 30, 2002, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K for the year ended December 31, 2001.

Synagro Technologies, Inc., a Delaware corporation, and collectively with its subsidiaries is a national water and wastewater residuals management company serving more than 1,000 municipal and industrial water and wastewater treatment plants and has operations in 35 states and the District of Columbia. Synagro offers many services that focus on the beneficial reuse of organic nonhazardous residuals resulting from the water and wastewater treatment process. Synagro provides its customers with complete, vertically-integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. Management adopted SFAS No. 144 during the first quarter of 2002 and there was no effect on the Company's results of operations and financial position.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. The Company is currently assessing the impact, if any, of this statement on the Company's financial position. The Company does not expect this adoption to have a material effect on the financial statements, except that beginning in 2003 the Company expects to reclassify its extraordinary item, loss on early extinguishments of debt, net of tax.

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

(2) PREFERRED STOCK

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, which may be issued in one or more series or classes by the Board of Directors of the Company. Each such series or class shall have such powers, preferences, rights and restrictions as determined by resolution of the Board of Directors. Series A Junior Participating Preferred Stock will be issued upon exercise of the Stockholders' Rights described below.

SERIES D REDEEMABLE PREFERRED STOCK

The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, the Company issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series D Preferred stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock, excluding accrued dividends, were converted at June 30, 2002, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,024.58 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock, excluding accrued dividends, were converted at June 30, 2002, they would represent 17,903,475 shares of common stock.

The future issuances of Series D and Series E Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value of the Company's common stock is higher than the conversion price at date of issuance.

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

(4) DEBT

Long-term debt obligations consist of the following:

                                                                  JUNE 30,        DECEMBER 31,
                                                                    2002              2001
                                                                 ------------     ------------
Credit facility -- revolving loan ..........................     $         --     $         --
Credit facility --term loans ...............................       70,000,000      161,936,292
Subordinated debt ..........................................      150,000,000       52,760,393
Fair value adjustment related to subordinated debt .........               --          801,857
Other notes payable ........................................           26,139           32,674
                                                                 ------------     ------------
          Total debt .......................................     $220,026,139     $215,531,216
Less:
Current maturities .........................................          531,535       12,880,693
                                                                 ------------     ------------
          Long-term debt, net of current maturities ........     $219,494,604     $202,650,523
                                                                 ============     ============


CREDIT FACILITY

On May 8, 2002, the Company entered into an amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to provide working capital for operations, to refinance existing debt, to fund capital expenditures and for other general corporate purposes. The Senior Credit Agreement bears interest at LIBOR or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement.

The loan commitments under the Senior Credit Agreement are as follows:

         (i)      Revolving Loan up to $50,000,000 outstanding at any one time;

         (ii) Term A Loans (which, once repaid, may not be reborrowed) of $70,000,000; and

         (iii) Letters of Credit up to $50,000,000 as a subset of the Revolving Loan. At June 30, 2002, the Company had approximately $19,500,000 of Letters of Credit outstanding.

The total credit facility can be increased to $150 million. The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:


                                               REVOLVING           TERM
PERIOD ENDING DECEMBER 31,                       LOAN              LOANS
----------------------------------------     ------------      ------------

2002 ...................................               --              0.25%
2003 ...................................               --              1.00%
2004 ...................................               --              1.00%
2005 ...................................           100.00%             1.00%
2006 ...................................               --              1.00%
2007 ...................................               --              1.00%
2008 ...................................               --             94.75%
                                             ------------      ------------
                                                   100.00%           100.00%
                                             ============      ============

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that it is in compliance with those covenants as of June 30, 2002. The Senior Credit Agreement is secured by all the assets of the Company and expires on December 31, 2008. As of June 30, 2002, the Company has borrowed approximately $70,000,000, which was primarily used to refinance existing debt. As of June 30, 2002, the Company has approximately $30,500,000 of unused borrowings under the Senior Credit Agreement. The Company's Senior Credit Agreement contains various financial covenants, including a senior debt-to-cash flow ratio, as defined, determined at the end of each quarter. As of June 30, 2002, the maximum senior debt that could have been outstanding while remaining in compliance with the covenant ratios was approximately $100,500,000.

SENIOR SUBORDINATED NOTES

In April 2002, the Company issued $150.0 million in principal amount of its 9 1/2 percent Senior Subordinated Notes due 2009 (the "Notes"). The Notes mature on April 1, 2009, are unsecured senior indebtedness and are guaranteed by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries ("the Guarantors"). The Notes will mature on April 1, 2009. Interest on the Notes accrues from April 17, 2002, and is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2002. On or after April 1, 2006, the Company may redeem some or all of the Notes at any time at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on April 1 of the years indicated below:


                  YEARS                            LOAN
----------------------------------------       ------------

2006 ...................................          104.750%
2007 ...................................          102.375%
2008 and thereafter ....................          100.000%


At any time prior to April 1, 2005, the Company may redeem up to 35 percent of the original aggregate principal amount of the Notes with the net cash of certain public offerings of equity, provided that at least 65 percent of the original aggregate principal amount of the Notes remains outstanding after the redemption. Upon the occurrence of certain specified change of control events, unless the Company has exercised its option to redeem all the notes as described above, each holder will have the right to require the Company to repurchase all or a portion of such holder's Notes at a purchase price in cash equal to 101 percent of the aggregate principal amount of the Notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the Notes repurchased, to the applicable date of purchase. The Notes were issued under an indenture, dated as of April 17, 2002, among the Company, the Guarantors and Wells Fargo Bank Minnesota, National Association, as trustee (the "Indenture"). The Indenture limits the ability of the Company and the restricted subsidiaries to, among other things, incur additional indebtedness and issue preferred stocks, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of certain of its subsidiaries to pay dividends or other payments to the Company, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

The Notes and the guarantees of the Guarantors are (i) unsecured; (ii) subordinate in right of payment to all existing and future senior indebtedness (including all borrowings under the new credit facility) of Synagro and the Guarantors; (iii) equal in right of payment to all future and senior subordinated indebtedness of Synagro and the Guarantors; and (iv) senior in right of payment to future subordinated indebtedness of Synagro and the Guarantors.

The net proceeds from the sale of the Notes was approximately $145.0 million, and were used to repay and refinance existing indebtedness under the Company's previously existing credit facility and subordinated debt as of April 17, 2002.

SUBORDINATED DEBT

On January 27, 2000, the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and

GTCR Capital. The agreement was amended on August 14, 2000, allowing, among other things, for the syndication of 50 percent of the commitment. The loans bear interest at an annual rate of 12 percent paid quarterly and provide warrants that are convertible into Preferred Stock at $.01 per warrant. The unpaid principal plus unpaid and accrued interest must be paid in full by January 27, 2008. The agreement contains general and financial covenants. Warrants to acquire 9,225.839 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings. These warrants were immediately exercised. This debt was repaid with the proceeds from the issuance of the Notes.

EARLY EXTINGUISHMENT OF DEBT

In conjunction with the issuance of the Senior Subordinated Notes and entering into the Senior Credit Agreement, the Company paid off the then outstanding Subordinated Notes and Credit Facility. The Company recognized an extraordinary charge of approximately $4.5 million, net of income tax benefit, relating to the write-off of unamortized deferred financing costs and the difference in the debt, carrying value affected by prior adjustments relating to the reverse swap previously designated as a fair value hedge.

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

On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt, and terminated the previously existing interest rate swap and option agreements noted above. The balance included in accumulated other comprehensive loss included in stockholders' equity is being recognized in future periods' income over the remaining term of the original swap agreement. The amount to be recognized as a noncash expense during 2002 is approximately $813,000, of which approximately $203,000 and $406,000, respectively, was recognized in the three and six months ended June 30, 2002. The Company had designated the reverse swap agreement on its 12 percent subordinated debt as a fair value hedge of changes in the value of the underlying debt as a result of changes in the benchmark interest rate. The amount of the ineffectiveness of the reverse swap agreement debited to interest expense, net for the three and six months ended June 30, 2002, totaled approximately $179,000 and $258,000, respectively. The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. Accordingly, the Company discontinued using hedge accounting for the reverse swap agreement on April 17, 2002. From April 17, 2002, through June 25, 2002, the fair value of this fixed-to-floating reverse swap decreased by $1.7 million. This $1.7 million mark-to-market gain is included in other income in the Company's financial statement. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that is expected to substantially offset market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement totaling approximately $3,200,000 is reflected in other long-term liabilities at June 30, 2002.

On July 3, 2001, the Company entered into an interest rate cap agreement establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6.50 percent in order to meet the hedging requirements of its Senior Credit Agreement. Changes in the fair value of the agreement charged to interest expense, net, for the three and six months ended June 30, 2002, totaled approximately $30,000 and $64,000, respectively.

INTEREST RATE RISK

Total debt at June 30, 2002, included approximately $70,000,000 in floating rate debt attributed to the Senior Credit Agreement at an interest rate of 4.9 percent. Total debt at August 8, 2002, included approximately $75,300,000 in floating rate debt at an average interest rate of 5.0 percent. As a result, the Company's interest cost in 2002 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $167,000.

(5) NONRECOURSE TAX-EXEMPT REVENUE BONDS


                                                                       JUNE 30,         DECEMBER 31,
                                                                         2002               2001
                                                                      ------------      ------------
Maryland Energy Financing Administration Limited Obligation
  Solid Waste Disposal Revenue Bonds, 1996 series --
     Revenue bonds due 2001 to 2005 at stated interest
       rates of 5.45% to 5.85% ..................................     $ 10,010,000      $ 10,010,000
     Term revenue bond due 2010 at stated interest rate of
       6.30% ....................................................       16,295,000        16,295,000
     Term revenue bond due 2016 at stated interest rate of
       6.45% ....................................................       22,360,000        22,360,000
     Less: Restricted cash ......................................       (6,726,208)       (5,780,152)
                                                                      ------------      ------------
                                                                        41,938,792        42,884,848
     Less: Current maturities ...................................       (2,300,000)       (2,300,000)
                                                                      ------------      ------------
     Nonrecourse project revenue bonds, net of current
       maturities ...............................................     $ 39,638,792      $ 40,584,848
                                                                      ============      ============

In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Nonrecourse Project Revenue Bonds") in the aggregate amount of $58,550,000. The Administration loaned the proceeds of the Nonrecourse Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now Synagro's wholly owned subsidiary and known as Synagro-Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Nonrecourse Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Nonrecourse Project Revenue Bonds in connection with its acquisition of the Bio Gro division of Waste Management, Inc. ("Bio Gro") in 2000. Nonrecourse Project Revenue Bonds in the aggregate amount of approximately $15,665,000 have already been paid. The remaining Nonrecourse Project Revenue Bonds bear interest at annual rates between 5.45 percent and 6.45 percent and mature on dates between December 1, 2002, and December 1, 2016.

The Nonrecourse Project Revenue Bonds are primarily secured by the pledge of revenues and assets related to the Company's Back River and Patapsco thermal facilities. The underlying service contracts between us and the City of Baltimore obligated the Company to design, construct and operate the thermal facilities and obligated the City to deliver biosolids for processing at the thermal facilities. The City makes all payments under the service contracts directly with a trustee for the purpose of paying the Nonrecourse Project Revenue Bonds.

At the Company's option, it may cause the redemption of the Nonrecourse Project Revenue Bonds at any time on or after December 1, 2016, subject to redemption prices specified in the loan agreement. The Nonrecourse Project Revenue Bonds will be redeemed at any time upon the occurrence of certain extraordinary conditions, as defined in the loan agreement.

Synagro-Baltimore, L.L.C. guarantees the performance of services under the underlying service agreements with the City of Baltimore. Under the terms of the Bio Gro acquisition purchase agreement, Waste Management, Inc. also guarantees the performance of services under those service agreements. Synagro has agreed to pay Waste Management $500,000 per year beginning in 2007 until the Nonrecourse Project Revenue Bonds are paid or its guarantee is removed. Neither Synagro-Baltimore, L.L.C nor Waste Management has guaranteed payment of the Nonrecourse Project Revenue Bonds or the loan funded by the Nonrecourse Project Revenue Bonds.

The loan agreement, based on the terms of the related indenture, requires that the Company place certain monies in restricted fund accounts and that those funds be used for various designated purposes (e.g., debt service reserve funds, bond funds, etc.). Monies in these funds will remain restricted until the Nonrecourse Project Revenue Bonds are paid.

At June 30, 2002, the Nonrecourse Project Revenue Bonds were secured by property, machinery and equipment with a net book value of approximately $59,008,000 and restricted cash of approximately $9,774,000, of which approximately $6,726,000 was netted against long-term debt and the difference was shown as restricted cash.

These Nonrecourse Project Revenue Bonds, totaling approximately $41,938,000 of debt (net of restricted cash) as of June 30, 2002, and approximately $1,520,000 of related interest expense for the six months ended June 30, 2002, are excluded from the financial covenant calculations required by the Company's Senior Credit Facility.

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

In the lawsuit that the Company filed in the Superior Court of California, County of Riverside, the Company has also complained that the County's treatment of the Company is in violation of its civil rights under U.S.C. Section 1983 and that its due process rights were being affected because the County was improperly administering the odor protocol in the CUP. The County alleges that the odor "violations," as well as the Company's actions in not reducing intake, could reduce the term of the CUP to January 2002. The Company disagrees and has challenged the County's position in the lawsuit.

No trial date has been set at this time. The Company continues to operate under the existing CUP while the parties explore settlement. The next status conference before the Court is scheduled for October 8, 2002. Proposed terms of settlement set forth in an expired Memorandum of Understanding with the County serve as the basis for continuing settlement discussions, which terms include a plan to relocate the compost facility to a piece of land owned by the County.

Whether or not the parties reach settlement based on the terms of the expired Memorandum of Understanding or otherwise, the site may be closed. The Company may incur additional costs related to contractual agreements, relocation and site closure, as well as the need to obtain new permits (including some from the County) at a new site. If the Company is unsuccessful in its efforts, goodwill and certain assets may be impaired. Total goodwill associated with the operations is approximately $13,843,000 at June 30, 2002. The financial impact associated with a site closure cannot be reasonably estimated at this time. Although the Company feels that its case is meritorious, the ultimate outcome cannot be determined at this time.

Lopez Case

In June 2002, the Company settled a lawsuit filed in the District Court of Jackson County, Texas, against the Company's wholly owned subsidiary, Synagro of Texas-CDR, Inc. The suit arose out of an automobile accident involving a vehicle operated by Synagro of Texas-CDR, Inc., in which one person was killed and two others were injured. The full settlement amount was paid by insurance proceeds; however, the Company has agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $625,000 to $2,500,000 depending on future circumstances. The Company believes that any reimbursement obligation will not be determined or become due for several years. See related discussion regarding Reliance Insurance below.

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

Claims have been asserted and/or brought against the Company and its affiliates related to alleged acts or omissions occurring during the Reliance Coverage period. It is possible, depending on the outcome of possible claims made with various state insurance guaranty funds, that the Company will have no, or insufficient, insurance funds available to pay any potential losses. There are uncertainties relating to the Company's ultimate liability, if any, for damages arising during the Reliance Coverage Period, the availability of the insurance coverage, and possible recovery for state insurance guaranty funds.

The Company estimated its exposure at approximately $1.9 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association, costs associated with the settlement of the Lopez case (described under the caption "Lopez Case") and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company previously recorded a special charge of $2.2 million in its December 31, 2001, financial statements to record the estimated exposure for this matter and related legal expenses. The Company believes remaining accruals as of June 30, 2002 are adequate to provide for its exposures. The final resolution of these exposures could be substantially different from the amount recorded.

Other

There are various other lawsuits and claims pending against the Company that have arisen in the normal course of business and relate mainly to matters of environmental, personal injury and property damage. The outcome of these matters is not presently determinable but, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

(7) COMPREHENSIVE INCOME

The Company's comprehensive income for the three and six months ended June 30, 2002 and 2001, is summarized as follows:


                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                        2002            2001              2002              2001
                                                                     -----------      -----------      -----------      -----------
Net income (loss) applicable to common stock ...................     $  (303,372)     $ 3,442,668      $  (715,193)     $  (529,993)
Other comprehensive income (loss)
    Cumulative effect of change in accounting for derivatives ..              --               --               --       (2,058,208)
    Change in fair value of derivatives ........................              --       (1,030,170)              --       (2,200,696)
    Reclassification adjustment to earnings related to
      derivatives...............................................        (203,259)         202,760         (406,519)         125,946
    Tax benefit of change in fair value ........................          77,238               --          154,477               --
                                                                     -----------      -----------      -----------      -----------
       Subtotal ................................................        (126,021)        (827,410)        (252,042)      (4,132,958)
                                                                     -----------      -----------      -----------      -----------
Comprehensive income (loss) ....................................     $  (429,393)     $ 2,615,258      $  (967,235)     $(4,662,951)
                                                                     ===========      ===========      ===========      ===========

(8) EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. For periods in which we have reported either an extraordinary item or a cumulative effect of an accounting change, we use income from continuing operations as the "control number" in determining whether potential common shares are dilutive or antidilutive. That is, the same number of potential common shares used in computing the diluted per-share amount for income from continuing operations has been used in computing all other reported diluted per-share amounts even if those amounts will be antidilutive to their respective basic per-share amounts. Diluted EPS is computed by dividing net income before preferred stock dividends by the total of the weighted average number of common shares outstanding for the period, the weighted average number of shares of common stock that would be issued assuming conversion of the Company's preferred stock, and other common stock equivalents for options and warrants outstanding determined using the treasury stock method. Reported basic and diluted EPS for the six months ended June 30, 2001 are the same. The diluted shares used in computing diluted EPS in 2001 exclude 29,643,581 of shares assuming conversion of the Company's preferred stock and certain other common stock equivalents for options and warrants outstanding determined using the treasury stock method because diluted EPS before cumulative effect in change in accounting for derivatives were less dilutive than basic EPS.



                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            JUNE 30,                           JUNE 30,
                                                                     2002             2001             2002               2001
                                                                 ------------      ------------     ------------      ------------
Net Income:

Earnings before extraordinary loss on early retirement
   of debt, net of tax benefit and cumulative effect
   of change in accounting for derivatives .................     $  6,078,740      $  5,285,808     $  7,510,346      $  4,916,753
Extraordinary loss on early retirement of debt,
   net of tax benefit ......................................        4,489,133                --        4,489,133                --
Cumulative effect of change in accounting for
   derivatives .............................................               --                --               --         1,860,685
                                                                 ------------      ------------     ------------      ------------
Net income applicable to common stock ......................        1,589,607         5,285,808        3,021,213         3,056,068
Preferred stock dividends ..................................        1,892,979         1,843,140        3,736,406         3,586,061
                                                                 ------------      ------------     ------------      ------------
Net income (loss) for basic and diluted earnings (loss)
   per share ...............................................     $   (303,372)     $  3,442,668     $   (715,193)     $   (529,993)
                                                                 ============      ============     ============      ============

Earnings (loss) per share:

Basic
   Adjusted earnings per share before extraordinary
      loss on early retirement of debt, net of tax
      benefit and cumulative effect of change in
     accounting for derivatives ............................     $        .21      $        .18     $        .19      $        .07
   Extraordinary loss on early retirement of debt,
      net of tax benefit ...................................             (.23)               --             (.23)             (.10)
   Cumulative effect of change in accounting for
      derivatives ..........................................               --                --               --                --
                                                                 ------------      ------------     ------------      ------------
   Net income (loss) per share .............................     $       (.02)     $        .18     $       (.04)     $       (.03)
                                                                 ============      ============     ============      ============


Diluted
   Adjusted earnings (loss) per share before preferred
      stock dividends, extraordinary loss on early
      retirement of debt, net of tax benefit, and
      cumulative effect of change in accounting for
      derivatives ..........................................     $        .12      $        .11     $        .14      $        N/A
   Extraordinary loss on early retirement of debt,
      net of tax benefit ...................................             (.09)               --             (.08)              N/A
   Cumulative effect of change in accounting for
      derivatives ..........................................               --                --               --               N/A
                                                                 ------------      ------------     ------------      ------------
   Net income (loss) per share .............................     $        .03      $        .11     $        .06      $       (.03)
                                                                 ============      ============     ============      ============


Weighted average shares:

Weighted average shares outstanding for basic earning
   per share ...............................................       19,483,353        19,443,781       19,480,085        19,439,803
Effect of dilutive stock options ...........................          743,737            24,531          391,690                --
Effect of convertible preferred stock under the "if
   converted" method .......................................       32,355,320        29,981,825       32,037,614                --
                                                                 ------------      ------------     ------------      ------------
Weighted average shares outstanding for diluted
   earnings per share ......................................       52,582,410        49,450,137       51,909,389        19,439,803
                                                                 ============      ============     ============      ============


Effective January 1, 2002, the Company discontinued the amortization of goodwill in accordance with its adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The following shows the effect on the three and six months ended June 30, 2001, as if SFAS No. 142 had been adopted January 1, 2001:


                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    JUNE 30,                            JUNE 30,
                                                            2002               2001              2002                2001
                                                        -------------      -------------     -------------      -------------
Reported net income (loss) applicable to common
  stock ..............................................  $    (303,372)     $   3,442,668     $    (715,193)     $    (529,993)
Add back:  Goodwill amortization .....................             --          1,125,105                --          2,232,758
                                                        -------------      -------------     -------------      -------------
Adjusted net loss ....................................       (303,372)         4,567,773          (715,193)         1,702,765

Basic Income (loss) per share:
    Reported earnings (loss) per share ...............           (.02)               .18              (.04)              (.03)
    Adjusted earnings (loss) per share ...............           (.02)               .23              (.04)               .08

Diluted Income (loss) per share:
    Reported earnings (loss) per share ...............            .03                .11               .06               (.03)
    Adjusted earnings (loss) per share ...............            .03                .13               .06                .11


(9) RELATED PARTY

Proceeds from the sale of $150,000,000 aggregate principal amount of Notes were used to repay and refinance existing indebtedness under the Company's old credit facility as of April 17, 2002, and the Company's subordinated debt. Affiliates of GTCR Golder Rauner LLC and The TCW Group, Inc., the Company's majority stockholders, were participating lenders under the subordinated debt, and as such, they received the portion of the proceeds from the sale of the Company's Notes that were used to retire all amounts outstanding under the subordinated debt, approximately $26,380,000 each.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During August 2002, the Company announced that it had dismissed Arthur Andersen LLP ("Andersen") as the Company's independent accountants. The Company has appointed PricewaterhouseCoopers LLP as the Company's independent accountants to replace Andersen. Because of delays in receiving the predecessor accountant's work papers, PricewaterhouseCoopers LLP has not yet completed its review of the Company's interim financial statements for the quarter ended June 30, 2002 in accordance with the procedures set forth in Statement on Auditing Standards 71.

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

RECENT DEVELOPMENTS

On August 5, 2002, the Company announced that the Sacramento Regional County Sanitation District has signed a 20-year contract with Synagro to design, finance, build and operate a biosolids, dewatering and heat drying/pelletization facility. The facility will process biosolids generated by the District as part of the District's diversified management plan. Synagro expects to generate revenues between $102 and $114 million over the life of the contract.

BACKGROUND

The Company generates substantially all of its revenue by providing water and wastewater residuals management services to municipal and industrial customers. The Company provides its customers with complete, vertically-integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application. The Company currently serves more than 1,000 customers in 35 states and the District of Columbia. The Company's contracts typically have inflation price adjustments, renewal clauses and broad force majeure provisions. In 2001, the Company experienced a contract retention rate (both renewals and rebids) of approximately 90 percent.

Revenues under the Company's facilities operations and maintenance contracts are recognized either when water and wastewater residuals enter the facilities or when the residuals have been processed, depending on the contract terms. All other revenues under service contracts are recognized when the service is performed. The Company provides for losses in connection with long-term contracts where an obligation exists to perform services and it becomes evident that the projected contract costs will exceed the related revenue.

The Company's costs relating to service contracts include processing, transportation, spreading and disposal costs, and depreciation of operating assets. Costs relating to construction contracts primarily include subcontractor costs related to design, permit and general construction. The Company's selling, general and administrative expenses are comprised of accounting, information systems, marketing, legal, human resources, regulatory compliance, and regional and executive management costs. Historically, the Company has included amortization of goodwill resulting from acquisitions as a separate line item in its income statement. Beginning January 1, 2002, goodwill was no longer amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."


HISTORICAL RESULTS OF OPERATIONS


                                                            THREE MONTHS ENDED JUNE 30,
                                                      2002                             2001
                                                    ---------                        ---------

Revenue ...............................  $  69,498,591           100.0%   $  65,800,156           100.0%
Cost of services ......................     49,999,237            71.9%      47,088,373            71.6%
                                         -------------   -------------    -------------   -------------
Gross profit ..........................     19,499,354            28.1%      18,711,783            28.4%

Selling, general and
  administrative expenses .............      5,611,381             8.1%       5,229,138             7.9%
Amortization of intangibles ...........         27,000              --%       1,150,105             1.7%
                                         -------------   -------------    -------------   -------------
  Income from operations ..............     13,860,973            20.0%      12,332,540            18.8%
                                         -------------   -------------    -------------   -------------
Other (income) expense:
  Other income, net ...................     (1,801,698)           (2.6)%        (55,619)            (.1)%
  Interest expense, net ...............      5,857,878             8.4%       7,102,351            10.8%
                                         -------------   -------------    -------------   -------------
    Total other expense, net ..........      4,056,180             5.8%       7,046,732            10.7%
                                         -------------   -------------    -------------   -------------
Income before provision for
  income taxes ........................      9,804,793            14.2%       5,285,808             8.1%
  Provision for income taxes ..........      3,726,053             5.4%              --              --%
                                         -------------   -------------    -------------   -------------
Net income before extraordinary loss on
  early retirement of debt, net of
  tax benefit, and preferred stock
  dividends ...........................      6,078,740             8.8%       5,285,808             8.1%
Extraordinary loss on early
  retirement of debt, net
  of tax benefit ......................      4,489,133             6.5%              --             --%
Cumulative effect of change
  in accounting for derivatives .......             --              --%              --             --%
                                         -------------   -------------    -------------   -------------
Net income before preferred
  stock dividends .....................      1,589,607             2.3%       5,285,808             8.1%
                                                         =============                    =============

Preferred stock dividends .............      1,892,979                        1,843,140
                                         -------------                    -------------
Net income (loss) applicable
  to common stock .....................  $    (303,372)                   $   3,442,668
                                         =============                    =============

                                                               SIX MONTHS ENDED JUNE 30,
                                                       2002                              2001
                                                     ---------                        ---------

Revenue ...............................    $ 126,315,118           100.0%   $ 124,595,298           100.0%
Cost of services ......................       93,256,629            73.8%      92,414,839            74.2%
                                           -------------   -------------    -------------   -------------
Gross profit ..........................       33,058,489            26.2%      32,180,459            25.8%

Selling, general and
  administrative expenses .............       11,379,849             9.0%      10,580,927             8.5%
Amortization of intangibles ...........           54,417              --%       2,282,753             1.8%
                                           -------------   -------------    -------------   -------------
  Income from operations ..............       21,624,223            17.2%      19,316,779            15.5%
                                           -------------   -------------    -------------   -------------
Other (income) expense:
  Other income, net ...................       (1,839,704)           (1.5)%        (61,889)             --%
  Interest expense, net ...............       11,351,122             9.0%      14,461,915            11.6%
                                           -------------   -------------    -------------   -------------
    Total other expense, net ..........        9,511,418             7.5%      14,400,026            11.6%
                                           -------------   -------------    -------------   -------------
Income before provision for
  income taxes ........................       12,112,805             9.7%       4,916,753             3.9%
  Provision for income taxes ..........        4,602,459             3.6%              --              --%
                                           -------------   -------------    -------------   -------------
Net income before extraordinary loss on
  early retirement of debt, net of
  tax benefit, and preferred stock
  dividends ...........................        7,510,346             6.1%       4,916,753             3.9%
Extraordinary loss on early
  retirement of debt, net
  of tax benefit ......................        4,489,133             3.6%              --              --%
Cumulative effect of change
  in accounting for derivatives .......               --              --%       1,860,685             1.5%
                                           -------------   -------------    -------------   -------------
Net income before preferred
  stock dividends .....................        3,021,213             2.5%       3,056,068             2.4%
                                                           =============                    =============

Preferred stock dividends .............        3,736,406                        3,586,061
                                           -------------                    -------------
Net income (loss) applicable
  to common stock .....................    $    (715,193)                   $    (529,993)
                                           =============                    =============





For the quarter ended June 30, 2002, net sales were approximately $69,499,000 compared to approximately $65,800,000 for the quarter ended June 30, 2001, representing an increase of approximately $3,699,000, or 5.3 percent. For the six months ended June 30, 2002, net sales were approximately $126,315,000 compared to approximately $124,595,000 for the six months ended June 30, 2001, representing an increase of approximately $1,720,000, or 1.4 percent. The increases relate to internal growth.

Cost of services and gross profit for the quarter ended June 30, 2002, were approximately $50,000,000 and approximately $19,499,000, respectively, compared with approximately $47,088,000 and approximately $18,712,000, respectively, for the quarter ended June 30, 2001, resulting in gross profit as a percentage of sales of approximately 28.1 percent in 2002 and 28.4 in 2001. The increase in gross profit is due primarily to increased sales volume partially offset by increased expenses for facility start-up costs and higher transportation expenses. Cost of services and gross profit for the six months ended June 30, 2002, were approximately $93,257,000 and approximately $33,058,000, respectively, compared with approximately $92,415,000 and approximately $32,180,000, respectively, for the six months ended June 30, 2001, resulting in gross profit as a percentage of sales of approximately 26.2 percent in 2002 compared to approximately 25.8 percent in 2001. The increase in gross profit is primarily due to increased sales volume and lower storage costs partially offset by increased expenses for facility start-up costs.

Selling, general and administrative expenses were approximately $5,611,000 for the quarter ended June 30, 2002, compared to approximately $5,229,000 for the quarter ended June 30, 2001, representing an increase of approximately $382,000. Selling, general and administrative expenses were approximately $11,380,000 for the six months ended June 30, 2002, compared to approximately $10,580,000 for the six months ended June 30, 2001, representing an increase of approximately $800,000. The increases relate primarily to additional marketing and development expenses.

Amortization was approximately $27,000 for the quarter ended June 30, 2002, and $54,000 for the six months ended June 30, 2002, compared to approximately $1,150,000 for the quarter ended June 30, 2001, and $2,283,000 for the six months ended June 30, 2001. The decreases result from the adoption of SFAS No. 142 as of January 1, 2002, which no longer allows the Company to amortize goodwill.

As a result of the foregoing, income from operations for the three months ended June 30, 2002, was approximately $13,861,000, or 20.0 percent of sales, compared to approximately $12,333,000, or 18.8 percent of sales, for the three months ended June 30, 2001. Income from operations for the six months ended June 30, 2002, was approximately $21,624,000, or 17.2 percent of sales, compared to approximately $19,317,000, or 15.5 percent of sales, for the six months ended June 30, 2001.

Other expense, net, was approximately $4,056,000 for the quarter ended June 30, 2002, compared to approximately $7,047,000 for the quarter ended June 30, 2001, representing a decrease in expense of approximately $2,991,000. The decrease relates primarily to interest savings related to repayments of debt funded from cash flow from operations, significant reductions in market interest rates and an approximate $1,700,000 gain related to market value adjustments on a fixed-to-floating interest rate swap agreement. Other expense, net, for the six months ended June 30, 2002, was approximate $9,511,000 compared to approximately $14,400,000 for the six months ended June 30, 2001. The decrease relates primarily to interest savings related to repayments of debt funded from cash flow from operations, significant reductions in market interest rates and an approximately $1,700,000 gain related to market value adjustments on a fixed-to-floating interest rate swap agreement.

For the three months ended June 30, 2002, and six months ended June 30, 2002, the Company recorded a provision for income taxes of approximately $3,726,000 and $4,602,000, respectively, as the prior year valuation allowance related to certain deferred tax assets no longer offset deferred tax provision requirements. The Company's 2002 tax provision is principally a deferred provision that will not significantly impact cash flow since the Company has significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.

As a result of the foregoing, net income (loss) before extraordinary loss on early retirement of debt, net of tax benefit, cumulative effect of change in accounting for derivatives and preferred stock dividends, was approximately $6,078,000 for the three months ended June 30, 2002, compared to $5,286,000 for the same period in 2001. Net income (loss) before extraordinary loss on early retirement of debt, net of tax benefit, cumulative effect of change in accounting for derivatives, and preferred stock dividends, was approximately $7,510,000 for the six months ended June 30, 2002, compared to $4,917,000 for the same period in 2001.

In April 2002, the Company completed the sale of $150 million aggregate principal amount 9 1/2 percent Senior Subordinated Notes due 2009 and used the proceeds to pay down approximately $92 million of senior bank debt and to pay off $53 million of 12 percent subordinated debt. In May 2002, the Company entered into a new $150 million senior credit facility that provides for a $70 million funded term loan and up to an $80 million revolver. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the Senior Subordinated Notes offering. Accordingly, the Company recorded a $4.5 million noncash extraordinary loss on early retirement of debt, net of tax benefit of $2.8 million, during the three months ended June 30, 2002, which represents the unamortized deferred debt costs related to the debt that was repaid with the net proceeds received from the Senior Subordinated Notes and the new senior credit facility.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

During the past three years, the Company's principal sources of funds were cash generated from its operating activities and long-term borrowings. The Company uses cash mainly for capital expenditures, working capital and debt service. In the future, the Company expects that it will use cash principally to fund working capital, debt service, repayment obligations and capital expenditures. In addition, the Company may use cash to pay dividends on preferred stock and potential earn out payments resulting from prior acquisitions. Historically, the Company has financed its acquisitions principally through the issuance of equity and debt securities, its credit facility, and funds provided by operating activities.

HISTORICAL CASH FLOWS

Cash Flows from Operating Activities. For the six months ended June 30, 2002, cash flows from operating activities were approximately $10,953,000 compared to approximately $14,023,000 for the same period in 2001, a decrease of approximately $3,070,000, or 21.8 percent. The decrease primarily relates to change in working capital items.

Cash Flows from Investing Activities. For the six months ended June 30, 2002, cash flows used for investing activities were approximately $8,809,000 compared to approximately $6,979,000 for the same period in 2001, an increase of approximately $1,829,000, primarily related to an increase in purchases of equipment.

Cash Flows from Financing Activities. For the six months ended June 30, 2002, cash flows used in financing activities were approximately $2,130,000 compared to cash flows used in financing activities of approximately $11,199,000 for the same period in 2001, a decrease of approximately $9,069,000. The decrease primarily relates to additional debt payments made in 2001 using excess cash at the end of 2000 and cash flow from operations in 2001 compared to cash paid in 2002 for debt issuance costs related to the refinancing of debt in April and May 2002.

CAPITAL EXPENDITURE REQUIREMENTS

Capital expenditures for the six months ended June 30, 2002, totaled approximately $8,179,000 compared to approximately $6,098,000 in the first six months of 2001. The Company's ongoing capital expenditures program consists of expenditures for replacement equipment, betterments, and growth. The Company expects its capital expenditures for 2002 to be approximately $14 to $15 million.

DEBT SERVICE REQUIREMENTS

In May 2002, the Company entered into an amended and restated $150 million senior credit facility that provides for a $70 million funded term loan and up to a $50 million revolver, with the ability to increase the total commitment to $150 million. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the Senior Subordinated Notes offering. This new facility is secured by substantially all of the Company's assets and those of its subsidiaries (other than assets securing nonrecourse debt) and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and sale of assets. During the three months ended June 30, 2002, the Company recorded a noncash extraordinary charge, net of tax, of approximately $4.5 million, which represents the unamortized deferred debt costs related to the debt that was repaid with the net proceeds received from the Senior Subordinated Notes and the amended and restated senior credit facility. The amended and restated senior credit agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. The Company believes that its effective interest rate on the old notes and the amended and restated credit facility is not materially different than the effective interest rate on its previously existing debt. The Company's 2002 minimum principal payment due on its long-term debt will decrease by approximately $12 million under the terms of the old notes and the amended and restated credit facility compared to the terms of its previously existing debt. Requirements for mandatory debt payments from excess cash flows, as defined, are unchanged in the amended and restated credit facility.

In April 2002, the Company completed the sale of $150 million aggregate principal amount of 9 1/2 percent Senior Subordinated Notes due 2009 and used the proceeds to pay down approximately $92 million of senior bank debt and to pay off approximately $53 million of 12 percent subordinated debt. In August 2002, the Company initiated an exchange offer to exchange all of its outstanding 9 1/2% senior subordinated notes due 2009 for new registered 9 1/2% senior subordinated notes due 2009. The form and terms of the new notes will be identical in all material respects to the form and terms of the old notes, except that the new notes (1) will be registered with the Securities and Exchange Commission, (2) will not bear legends restricting transfer and (3) will not entitle its holders to some rights under the exchange and registration rights agreement, including the Company's payment of additional interest for failure to meet specified deadlines, which terminate when the exchange offer is consummated.

In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Nonrecourse Project Revenue Bonds") in the aggregate amount of $58,550,000. The Administration loaned the proceeds of the Nonrecourse Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now the Company's wholly owned subsidiary and known as Synagro - Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Nonrecourse Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Nonrecourse Project Revenue Bonds in connection with its acquisition of Bio Gro in 2000. Nonrecourse Project Revenue Bonds in the aggregate amount of $9,885,000 have already been paid, and the remaining Nonrecourse Project Revenue Bonds bear interest at annual rates between 5.45 percent and 6.45 percent and mature on dates between December 1, 2002, and December 1, 2016.

At August 11, 2002, future minimum principal payments of long-term debt under the amended and restated credit facility entered into in May 2002 and the Senior Subordinated Notes issued in April 2002 are as follows:


                                                                     NONRECOURSE
                                                 LONG-TERM              PROJECT
YEAR ENDING DECEMBER 31,                            DEBT             REVENUE BONDS            TOTAL
----------------------------------------        -------------        -------------        -------------

2002 ...................................        $     181,535        $   2,300,000        $   2,481,535
2003 ...................................              706,535            2,430,000            3,136,535
2004 ...................................              706,535            2,570,000            3,276,535
2005 ...................................              706,535            2,710,000            3,416,535
2006 ...................................              706,535                   --              706,535
2007-2010 ..............................          217,025,000           16,295,000          233,320,000
2011-2016 ..............................                   --           16,211,558           16,211,558
                                                -------------        -------------        -------------
     Total .............................        $ 220,032,675        $  42,516,558        $ 262,549,233
                                                =============        =============        =============


The Company leases certain facilities and equipment under noncancelable, long-term lease agreements. Minimum annual rental commitments under these leases have not materially changed during the three months ended June 30, 2002.

The Company believes it will have sufficient cash generated by its operations and available through its amended and restated credit facility to provide for future working capital and capital expenditure requirements that will be adequate to meet its liquidity needs for the foreseeable future, payment of interest on its amended and restated credit facility and payments on the Nonrecourse Project Revenue Bonds. The Company cannot assure you, however, that its business will generate sufficient cash flow from operations, that any cost savings and any operating improvements will be realized or that future borrowings will be available to it under its amended and restated credit facility in an amount sufficient to enable the Company to pay its indebtedness or to fund other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. The Company cannot assure you that it will be able to refinance any of its indebtedness, including its credit facility and the Notes, on commercially reasonable terms or at all.

SERIES D REDEEMABLE PREFERRED STOCK

The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, the Company issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock or any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock excluding accrued dividends were converted at June 30, 2002, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,024.58 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock excluding accrued dividends were converted at June 30, 2002, they would represent 17,903,475 shares of common stock.

The future issuance Series D and Series E Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value of the Company's Common Stock is higher than the conversion price at date of issuance.

INTEREST RATE RISK

Total debt at June 30, 2002, included approximately $70,000,000 in floating rate debt attributed to the Senior Credit Agreement at an average interest rate of
4.9 percent. Total debt at August 8, 2002, included approximately $75,300,000 in floating rate debt attributed at an average interest rate of five percent. As a result, the Company's interest cost in 2002 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $167,000.

WORKING CAPITAL

At June 30, 2002, the Company had working capital of approximately $28,936,000 compared to approximately $7,315,000 at June 30, 2001, an increase of approximately $21,621,000. The increase in working capital is principally due to a decrease in current maturities of long-term debt and an increase in trade receivables associated with increased volumes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt, and terminated the previously existing interest rate swap and option agreements noted above. The balance included in accumulated other comprehensive loss included in stockholders' equity is being recognized in future periods' income over the remaining term of the original swap agreement. The amount to be recognized as a noncash expense during 2002 is approximately $813,000, of which approximately $203,000 and $406,000, respectively, was recognized in the three and six months ended June 30, 2002. The Company had designated the reverse swap agreement on its 12 percent subordinated debt as a fair value hedge of changes in the value of the underlying debt as a result of changes in the benchmark interest rate. The amount of the ineffectiveness of the reverse swap agreement debited to interest expense, net for the three and six months ended June 30, 2002, totaled approximately $179,000 and $258,000, respectively. The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. Accordingly, the Company discontinued using hedge accounting for the reverse swap agreement on April 17, 2002. From April 17, 2002, through June 25, 2002, the fair value of this fixed-to-floating reverse swap decreased by $1.7 million. This $1.7 million mark-to-market gain is included in other income in the Company's financial statement. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that is expected to substantially offset market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement totaling approximately $3,200,000 is reflected in other long-term liabilities at June 30, 2002.

On July 3, 2001, the Company entered into an interest rate cap agreement establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6.50 percent in order to meet the hedging requirements of its Senior Credit Agreement. Changes in the fair value of the agreement charged to interest expense, net, for the three and six months ended June 30, 2002, totaled approximately $30,000 and $64,000, respectively.

INTEREST RATE RISK

Total debt at June 30, 2002, included approximately $70,000,000 in floating rate debt attributed to the Senior Credit Agreement at an interest rate of 4.9 percent. Total debt at August 8, 2002, included approximately $75,300,000 in floating rate debt at an average interest rate of 5.0 percent. As a result, the Company's interest cost in 2002 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $167,000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding the Company's legal proceedings can be found under the "Litigation" section of Note (6), "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 27, 2002, the annual meeting of stockholders was held, at which the sole item for voting was the election of directors. The tabulation of votes at the meeting is set forth below:

  Director                         Votes For                Votes Withheld
  --------                         ----------               --------------
Ross M. Patten                     39,103,264                   431,462
Kenneth Ch'uan-k'ai Leung          39,492,066                    42,660
Gene Meredith                      39,498,165                    36,561
Alfred Tyler 2nd                   39,498,165                    36,561
David A. Donnini                   39,089,764                   444,962
Vincent J. Hemmer                  39,481,165                    53,561


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibit Index

     99.1  Certification of Chief Executive Officer

     99.2  Certification of Chief Financial Officer

(B)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on April 18, 2002 announcing the completion of the private placement of its Senior Subordinated Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    SYNAGRO TECHNOLOGIES, INC.

    Date:  August 14, 2002                  By:      /s/ Ross M. Patten
                                                --------------------------------
                                                     Chief Executive Officer

    Date:  August 14, 2002                  By:      /s/ J. Paul Withrow
                                                --------------------------------
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                         DESCRIPTION
-------                         -----------

99.1                   Certification of Chief Executive Officer

99.2                   Certification of Chief Financial Officer
