Form 10-Q/A
period 2002-06-30
SYNAGRO TECHNOLOGIES INC
filed 2002-08-16
CIK 895565

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX


                                                                                   PAGE
                                                                                   ----
         BASIS FOR AMENDMENT ....................................................    3

         PART I  -- FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of June 30, 2002,
            and December 31, 2001 (Unaudited) ...................................    4

         Condensed Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 2002 and 2001 (Unaudited) .......    5

         Condensed Consolidated Statement of Stockholders' Equity (Unaudited) ...    6

         Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2002 and 2001 (Unaudited) .................    7

         Notes to Condensed Consolidated Financial Statements ...................    9

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations ....................................   19

         PART II -- OTHER INFORMATION ...........................................   25

BASIS FOR AMENDMENT

The Company is filing this amendment to the Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on August 14, 2002, to (i) delete the third sentence of the first paragraph under the "Basis of Presentation" in Note (1) to the accompanying unaudited interim financial statements, (ii) delete the third sentence of the first paragraph under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", and (iii) file updated certifications required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The updated certifications do not contain any exceptions. This amendment does not alter in any manner the financial information disclosed in the filing filed with Securities and Exchange Commission on August 14, 2002.

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

    SYNAGRO TECHNOLOGIES, INC.

    Date:  August 16, 2002                  By:      /s/ Ross M. Patten
                                                --------------------------------
                                                     Chief Executive Officer


    Date:  August 16, 2002                  By:      /s/ J. Paul Withrow
                                                --------------------------------
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                         DESCRIPTION
-------                         -----------

99.1                   Certification of Chief Executive Officer

99.2                   Certification of Chief Financial Officer
