Form 10-Q
period 2002-09-30
SYNAGRO TECHNOLOGIES INC
filed 2002-11-14
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002                               Commission File Number 0-21054

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           CLASS                                OUTSTANDING AT NOVEMBER 12, 2002
-----------------------------                   --------------------------------
Common stock, par value $.002                              19,775,821

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

                                                                                 PAGE
                                                                                 ----
 PART I - FINANCIAL INFORMATION

 Condensed Consolidated Balance Sheets as of September 30, 2002,
    and December 31, 2001 (Unaudited) ......................................       3

 Condensed Consolidated Statements of Operations for the
    Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited) ....       4

 Condensed Consolidated Statement of Stockholders' Equity (Unaudited) ......       5

 Condensed Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 2002 and 2001 (Unaudited) ..............       6

 Notes to Condensed Consolidated Financial Statements ......................       7

 Management's Discussion and Analysis of Financial
 Condition and Results of Operations .......................................      18

 PART II -- OTHER INFORMATION ..............................................      25

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                 2002               2001
                                                                           ---------------    ---------------
                                                                              (UNAUDITED)        (AUDITED)
ASSETS

Current assets:
   Cash and cash equivalents ..........................................    $       634,373    $       251,821
   Restricted cash ....................................................          3,174,251          3,281,045
   Accounts receivable, net ...........................................         56,862,038         49,531,654
   Note receivable, current portion ...................................            271,000            201,000
   Prepaid expenses and other current assets ..........................         11,010,299         10,181,030
                                                                           ---------------    ---------------
      Total current assets ............................................         71,951,961         63,446,550

Property, machinery & equipment, net ..................................        206,331,407        206,114,267

Other assets:
   Goodwill, net ......................................................        168,627,143        163,739,059
   Other, net .........................................................         10,030,150         12,867,901
                                                                           ---------------    ---------------
Total assets ..........................................................    $   456,940,661    $   446,167,777
                                                                           ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ..................................    $       661,535    $    12,880,693
   Current portion of nonrecourse project revenue bonds ...............          2,300,000          2,300,000
   Accounts payable and accrued expenses ..............................         41,791,435         40,951,059
                                                                           ---------------    ---------------
      Total current liabilities .......................................         44,752,970         56,131,752

Long-term liabilities:
   Long-term debt obligations, net ....................................        216,389,469        202,650,523
   Nonrecourse project revenue bonds, net .............................         38,717,765         40,584,848
   Other long-term liabilities ........................................         13,485,756          9,328,065
   Fair value of interest rate swap ...................................          3,392,057          5,150,502
                                                                           ---------------    ---------------
      Total long-term liabilities .....................................        271,985,047        257,713,938

COMMITMENTS AND CONTINGENCIES

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share ........................         76,111,718         70,431,063

Stockholders' equity:
   Preferred stock, $.002 par value, 10,000,000 shares authorized,
      none issued and outstanding .....................................                 --                 --
   Common stock, $.002 par value, 100,000,000 shares authorized,
      19,775,821 and 19,476,781 shares outstanding ....................             39,552             38,954
   Additional paid in capital .........................................        109,166,862        109,167,460
   Accumulated deficit ................................................        (43,183,159)       (45,004,998)
   Accumulated other comprehensive loss ...............................         (1,932,329)        (2,310,392)
                                                                           ---------------    ---------------
      Total stockholders' equity ......................................         64,090,926         61,891,024
                                                                           ---------------    ---------------
Total liabilities and stockholders' equity ............................    $   456,940,661    $   446,167,777
                                                                           ===============    ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                --------------------------------  ---------------------------------
                                                                      2002             2001             2002              2001
                                                                ---------------  ---------------  ----------------  ---------------
Revenue .......................................................  $  74,711,843    $  70,066,799   $   201,026,961   $   194,662,097
Cost of services ..............................................     55,286,291       50,974,713       148,542,920       143,389,552
                                                                 -------------    -------------   ---------------   ---------------
Gross profit ..................................................     19,425,552       19,092,086        52,484,041        51,272,545

Selling, general and administrative expenses ..................      5,500,028        5,760,480        16,879,877        16,341,407
Reorganization costs ..........................................        571,000               --           571,000                --
Nonrecurring gain from litigation settlement ..................             --       (6,042,584)               --        (6,042,584)
Amortization of intangibles ...................................         27,000        1,155,904            81,417         3,438,657
                                                                 -------------    -------------   ---------------   ---------------
   Income from operations .....................................     13,327,524       18,218,286        34,951,747        37,535,065
                                                                 -------------    -------------   ---------------   ---------------
Other (income) expense:
   Other (income) expense, net ................................        130,039         (169,849)       (1,709,665)         (249,952)
   Interest expense, net ......................................      5,970,229        6,422,154        17,321,351        20,902,283
                                                                 -------------    -------------   ---------------   ---------------
      Total other expense, net ................................      6,100,268        6,252,305        15,611,686        20,652,331
                                                                 -------------    -------------   ---------------   ---------------
Income before provision for income taxes ......................      7,227,256       11,965,981        19,340,061        16,882,734
   Provision for income taxes .................................      2,745,975               --         7,348,434                --
                                                                 -------------    -------------   ---------------   ---------------
Net income before extraordinary loss on early retirement of
   debt, net of tax benefit, cumulative effect of change in
   accounting for derivatives and preferred stock dividends ...      4,481,281       11,965,981        11,991,627        16,882,734
Extraordinary loss on early retirement of debt, net of
   tax benefit of $2,751,405 ..................................             --               --         4,489,133                --
Cumulative effect of change in accounting for derivatives .....             --               --                --         1,860,685
                                                                 -------------    -------------   ---------------   ---------------
Net income before preferred stock dividends ...................      4,481,281       11,965,981         7,502,494        15,022,049
Preferred stock dividends .....................................      1,944,249        1,815,050         5,680,655         5,401,111
                                                                 -------------    -------------   ---------------   ---------------
Net income applicable to common stock .........................  $   2,537,032    $  10,150,931   $     1,821,839   $     9,620,938
                                                                 =============    =============   ===============   ===============
Earnings per share:

Basic
   Earnings per share before extraordinary loss on
      early retirement of debt, net of tax benefit and
      cumulative effect of change in accounting for
      derivatives .............................................  $         .13    $         .52   $           .32   $           .59
   Extraordinary loss on early retirement of debt, net of
      tax benefit .............................................             --               --              (.23)               --
   Cumulative effect of change in accounting for derivatives ..             --               --                --              (.10)
                                                                 -------------    -------------   ---------------   ---------------
   Net income per share .......................................  $         .13    $         .52   $           .09   $           .49
                                                                 =============    =============   ===============   ===============

Diluted
   Earnings per share before preferred stock dividends,
      extraordinary loss on early retirement of debt, net of
      tax benefit, and cumulative effect of change in
      accounting for derivatives ..............................  $         .08    $         .24   $           .23   $           .34
   Extraordinary loss on early retirement of debt, net of
      tax benefit .............................................             --               --              (.09)               --
   Cumulative effect of change in accounting for derivatives ..             --               --                --              (.04)
                                                                 -------------    -------------   ---------------   ---------------
   Net income per share .......................................  $         .08    $         .24   $           .14   $           .30
                                                                 =============    =============   ===============   ===============

Weighted average shares outstanding:
   Basic ......................................................     19,775,821       19,472,543        19,577,569        19,450,854
   Diluted ....................................................     52,816,779       49,950,589        52,197,529        49,338,398

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                               ACCUMULATED
                                          COMMON STOCK          ADDITIONAL                        OTHER
                                    ------------------------     PAID-IN      ACCUMULATED     COMPREHENSIVE
                                       SHARES       AMOUNT       CAPITAL        DEFICIT            LOSS             TOTAL
                                    -----------  -----------  -------------  -------------   ---------------    ------------
BALANCE, December 31, 2001 .......  19,476,781     $ 38,954   $ 109,167,460  $(45,004,998)     $(2,310,392)     $ 61,891,024
   Change in accumulated other
     comprehensive loss ..........          --           --              --            --          378,063           378,063
   Cashless exercise of warrants..     299,040          598            (598)           --               --                --
   Net income applicable to
     common stock ................          --           --              --     1,821,839               --         1,821,839
                                    ----------     --------   -------------  ------------      -----------      ------------
BALANCE, September 30, 2002 ......  19,775,821     $ 39,552   $ 109,166,862  $(43,183,159)     $(1,932,329)     $ 64,090,926
                                    ==========     ========   =============  ============      ===========      ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                       --------------------------------------
                                                                             2002                   2001
                                                                       ----------------        --------------
Cash flows from operating activities:
   Net income applicable to common stock ...........................   $      1,821,839        $    9,620,938
   Adjustment to reconcile net income applicable
      to common stock:
        Extraordinary loss on early retirement of debt,
          net of tax benefit .......................................          4,489,133                    --
        Cumulative change in accounting for derivatives ............                 --             1,860,685
        Preferred stock dividend ...................................          5,680,655             5,401,111
        Depreciation ...............................................         11,132,686            10,134,233
        Amortization ...............................................          1,073,284             4,507,376
        Provision for deferred income taxes ........................          7,348,434                    --
        Gain on sale of property, machinery and
           equipment ...............................................           (132,634)             (231,740)
        Increase in the following, net:
           Accounts receivable .....................................         (6,152,667)           (4,882,662)
           Prepaid expenses and other assets .......................         (1,325,997)             (584,722)
        Increase (decrease) in the following:
           Accounts payable and accrued expenses
              and other liabilities ................................         (2,289,040)              391,500
                                                                       ----------------        --------------
   Net cash provided by operating activities .......................         21,645,693            26,216,719
                                                                       ----------------        --------------

Cash flows from investing activities:
      Purchase of businesses including contingent consideration,
        net of cash acquired .......................................         (3,885,661)             (999,929)
      Purchases of property, machinery and equipment ...............        (10,740,948)           (9,538,394)
      Proceeds from sale of property, machinery and
        equipment ..................................................            549,529               910,643
      Other ........................................................                 --              (435,103)
                                                                       ----------------        --------------
Net cash used in investing activities ..............................        (14,077,080)          (10,062,783)
                                                                       ----------------        --------------

Cash flows from financing activities:
      Payments on debt .............................................       (219,203,220)          (18,366,360)
      Proceeds from debt, net of issuance costs ....................        213,847,449                    --
      Debt issuance costs ..........................................                 --               (69,415)
      Increase in notes receivable .................................            (70,000)               24,430
      Increase in restricted cash ..................................         (1,760,290)           (1,737,174)
      Exercise of options and warrants .............................                 --                82,000
                                                                       ----------------        --------------
   Net cash used in financing activities ...........................         (7,186,061)          (20,066,519)
                                                                       ----------------        --------------

Net increase (decrease) in cash and cash equivalents ...............            382,552            (3,912,583)
Cash and cash equivalents, beginning of period .....................            251,821             4,597,420
                                                                       ----------------        --------------
Cash and cash equivalents, end of period ...........................   $        634,373        $      684,837
                                                                       ================        ==============

Supplemental Cash Flow Information
   Interest paid during the period .................................   $     12,227,514        $   16,771,625
   Taxes paid during the period ....................................   $        292,169        $      273,091


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

GENERAL

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc. ("Synagro" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the nine months ended September 30, 2002, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that the Company recognize all derivative instruments as assets or liabilities on its balance sheet and measure them at their fair value. Changes in the fair value of a derivative are recorded in income or directly to equity, depending on the instrument's designated use. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into income when the hedged transaction affects income, while the ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current income during the period of the change in fair values. The noncash transition adjustment related to the adoption of this statement has been reflected as a "cumulative effect of change in accounting for derivatives" of approximately $1,861,000 charged to net income and approximately $2,058,000 charged to other comprehensive income included in stockholders' equity as of January 1, 2001. See Note (5) for discussion of the Company's current derivative contracts and hedging activities.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives. Management has completed the initial impairment test required by the provisions of SFAS No. 142 as of January 1, 2002, and determined that there has not been an impairment of the Company's goodwill. Beginning January 1, 2002, the Company discontinued amortizing goodwill in accordance with the provisions of the standard.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. The Company is currently assessing the impact, if any, of this statement on the Company's financial position. The Company does not expect this adoption to have a material effect on the financial statements, except that beginning in 2003 the Company expects to reclassify its extraordinary item, loss on early extinguishments of debt, net of tax.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for the Company beginning January 1, 2003. The Company is in the process of assessing this standard and its possible impact on the Company's financial statements and does not currently expect this adoption to have a material effect on its financial statements.

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

    Property and Equipment/Long-Lived Assets -- Management adopted SFAS No. 144 during the first quarter 2002. Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges.

    The Company has contracts for the design permitting and construction of biosolids processing facilities. If the permits and/or other government approvals are not obtained the company may not be reimbursed for its costs incurred. The Company has approximately $1,170,000 of design and permitting costs included in property at September 30, 2002.

    Goodwill -- Goodwill attributable to the Company's reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. The Company expects to perform impairment tests annually during the fourth quarter, absent any impairment indicators.

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

(2)  ACQUISITION

In August 2002, the Company purchased Earthwise Organics, Inc. and Earthwise Trucking (collectively "Earthwise"), a Class A biosolids and manure composting and marketing company. In connection with the purchase of Earthwise, the former owners are entitled to receive up to an additional $4,000,000 over the next three years if certain performance targets are met. The preliminary allocation of the purchase price, which is subject to final adjustment, resulted in approximately $4,057,000 of goodwill. The assets acquired and liabilities assumed relating to the acquisition are summarized below:

Cash paid, including transaction costs, net of cash acquired .......   $      3,336,000
Note payable to seller .............................................          1,500,000
Less: Net assets acquired...........................................           (779,000)
                                                                       ----------------
Goodwill ...........................................................   $      4,057,000
                                                                       ================

The note payable to the former owners is due in three equal annual installments beginning in October 2003 with interest payable quarterly at a rate of five percent.

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

SERIES D REDEEMABLE PREFERRED STOCK

The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, the Company issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock, excluding accrued dividends, were converted at September 30, 2002, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,024.58 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock, excluding accrued dividends, were converted at September 30, 2002, they would represent 17,903,475 shares of common stock.

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

(5)  DEBT

Long-term debt obligations consist of the following:

                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                2002               2001
                                                          ---------------    ---------------
Revolver .............................................    $            --     $           --
Credit facility - term loans .........................         65,500,000        161,936,292
Subordinated debt ....................................        150,000,000         52,760,393
Fair value adjustment related to subordinated debt ...                 --            801,857
Note payable to seller ...............................          1,500,000                 --
Other notes payable ..................................             51,004             32,674
                                                          ---------------     --------------
          Total debt .................................    $   217,051,004     $  215,531,216
Less:
Current maturities ...................................            661,535         12,880,693
                                                          ---------------     --------------
          Long-term debt, net of current maturities ..    $   216,389,469     $  202,650,523
                                                          ===============     ==============

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

    (ii) Term B Loans (which, once repaid, may not be reborrowed) of $70,000,000; and

    (iii) Letters of Credit up to $50,000,000 as a subset of the Revolving Loan. At September 30, 2002, the Company had approximately $22,600,000 of Letters of Credit outstanding.

The total credit facility can be increased to $150 million upon the request of the Company and bank approval. The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:


                                          REVOLVING        TERM
     PERIOD ENDING DECEMBER 31,             LOAN           LOANS
-----------------------------------       ---------      --------
2002 ..............................            --           0.25%
2003 ..............................            --           1.00%
2004 ..............................            --           1.00%
2005 ..............................            --           1.00%
2006 ..............................            --           1.00%
2007 ..............................        100.00%          1.00%
2008 ..............................            --          94.75%
                                          -------        -------
                                           100.00%        100.00%
                                          =======        =======


The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company believes that it is in compliance with those covenants as of September 30, 2002. The Senior Credit Agreement is secured by all the assets of the Company and expires on December 31, 2008. As of September 30, 2002, the Company has outstanding under the Senior Credit Agreement approximately $65,500,000, which was primarily used to refinance existing debt. As of September 30, 2002, the Company has approximately $27,400,000 of unused borrowings under the Senior Credit Agreement. The Company's Senior Credit Agreement contains various financial covenants, including a senior debt-to-cash flow ratio, as defined, determined at the end of each quarter. As of September 30, 2002, the maximum senior debt that could have been outstanding while remaining in compliance with the covenant ratios was approximately $92,900,000.

OTHER DEBT

In connection with the Earthwise acquisition, the Company entered into a $1,500,000 note payable with the former owners of Earthwise. The note is payable in three equal, annual installments beginning in October 2003. Interest is payable quarterly at a rate of five percent beginning October 1, 2002.

SENIOR SUBORDINATED NOTES

In April 2002, the Company issued $150 million in principal amount of its 9 1/2 percent Senior Subordinated Notes due on April 1, 2009 (the "Notes"). The Notes are unsecured senior indebtedness and are guaranteed by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries ("the Guarantors"). As of September 30, 2002, all subsidiaries were guarantors of the Notes. Interest on the Notes accrues from April 17, 2002, and is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2002. On or after April 1, 2006, the Company may redeem some or all of the Notes at any time at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on April 1 of the years indicated below:


             YEARS                               LOAN
-------------------------------                --------
2006 ..........................                104.750%
2007 ..........................                102.375%
2008 and thereafter ...........                100.000%


At any time prior to April 1, 2005, the Company may redeem up to 35 percent of the original aggregate principal amount of the Notes with the net cash of public offerings of equity, provided that at least 65 percent of the original aggregate principal amount of the Notes remains outstanding after the redemption. Upon the occurrence of specified change of control events, unless the Company has exercised its option to redeem all the notes as described above, each holder will have the right to require the Company to repurchase all or a portion of such holder's Notes at a purchase price in cash equal to 101 percent of the aggregate principal amount of the Notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the Notes repurchased, to the applicable date of purchase. The Notes were issued under an indenture, dated as of April 17, 2002, among the Company, the Guarantors and Wells Fargo Bank Minnesota, National Association, as trustee (the "Indenture"). The Indenture limits the ability of the Company and the restricted subsidiaries to, among other things, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of certain of its subsidiaries to pay dividends or other payments to the Company, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

The Notes and the guarantees of the Guarantors are (i) unsecured; (ii) subordinate in right of payment to all existing and future senior indebtedness (including all borrowings under the new credit facility and surety obligations) of Synagro and the Guarantors; (iii) equal in right of payment to all future and senior subordinated indebtedness of Synagro and the Guarantors; and (iv) senior in right of payment to future subordinated indebtedness of Synagro and the Guarantors.

The net proceeds from the sale of the Notes was approximately $145 million, and were used to repay and refinance existing indebtedness under the Company's previously existing credit facility and subordinated debt as of April 17, 2002.

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

EARLY EXTINGUISHMENT OF DEBT

In conjunction with the issuance of the Notes and entering into the Senior Credit Agreement, the Company paid off the then outstanding subordinated debt and credit facility. The Company recognized an extraordinary charge of approximately $4.5 million, net of income tax benefit, relating to the write-off of unamortized deferred financing costs and the difference in the debt carrying value affected by prior adjustments relating to the reverse swap previously designated as a fair value hedge.

DERIVATIVES AND HEDGING ACTIVITIES

Prior to June 25, 2001, the Company's derivative contracts consisted of interest rate swap agreements and option agreements related to hedging requirements under the Company's Senior Credit Agreement. The option agreements did not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of these derivatives were recognized in earnings as interest expense of $226,000 in 2001. The Company's interest rate swap agreements qualified for hedge accounting as cash flow hedges of the Company's exposure to changes in variable interest rates.

On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt, and terminated the previously existing interest rate swap and option agreements noted above. The balance included in accumulated other comprehensive loss included in stockholders' equity is being recognized in future periods' income over the remaining term of the original swap agreement.

The amount to be recognized as a noncash expense during 2002 is approximately $813,000, of which approximately $203,000 and $609,000, respectively, was recognized in the three and nine months ended September 30, 2002. The Company had designated the reverse swap agreement on its 12 percent subordinated debt as a fair value hedge of changes in the value of the underlying debt as a result of changes in the benchmark interest rate. The amount of the ineffectiveness of the reverse swap agreement debited to interest expense, net for the three and nine months ended September 30, 2002, totaled approximately $663,000 and $921,000, respectively. The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. Accordingly, the Company discontinued using hedge accounting for the reverse swap agreement on April 17, 2002. From April 17, 2002, through June 25, 2002, the fair value of this fixed-to-floating reverse swap decreased by $1.7 million. This $1.7 million mark-to-market gain is included in other income in the Company's financial statement. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that is expected to substantially offset market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $3,900,000 is reflected in other long-term liabilities at September 30, 2002. Gains recognized during the quarter ended September 30, 2002, related to the floating-to-fixed interest rate swap agreement were approximately $504,000, while losses recognized related to the reverse swap agreement during the quarter were approximately $663,000.

On July 3, 2001, the Company entered into an interest rate cap agreement establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6 1/2 percent in order to meet the hedging requirements of its Senior Credit Agreement. Changes in the fair value of the agreement charged to interest expense, net, for the three and nine months ended September 30, 2002, totaled approximately $2,000 and $65,500, respectively.

INTEREST RATE RISK

Total debt at September 30, 2002, included approximately $65,500,000 in floating rate debt attributed to the Senior Credit Agreement at an interest rate of 4.75 percent. Total debt at November 4, 2002, included approximately $73,800,000 in floating rate debt attributed at an average interest rate of 5.0 percent. As a result, the Company's interest cost in 2002 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $150,000.

(6)  NONRECOURSE TAX-EXEMPT REVENUE BONDS

                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                             2002               2001
                                                                       ---------------    ---------------
Maryland Energy Financing Administration Limited Obligation
  Solid Waste Disposal Revenue Bonds, 1996 series --
     Revenue bonds due 2002 to 2005 at stated interest
       rates of 5.55 to 5.85% .....................................    $   10,010,000      $   10,010,000
     Term revenue bond due 2010 at stated interest rate of
       6.30% ......................................................        16,295,000          16,295,000
     Term revenue bond due 2016 at stated interest rate of
       6.45% ......................................................        22,360,000          22,360,000
     Less: Restricted cash ........................................        (7,647,235)         (5,780,152)
                                                                       --------------      --------------
                                                                           41,017,765          42,884,848
     Less: Current maturities .....................................        (2,300,000)         (2,300,000)
                                                                       --------------      --------------
     Nonrecourse project revenue bonds, net of current
       maturities .................................................    $   38,717,765      $   40,584,848
                                                                       ==============      ==============

In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Nonrecourse Project Revenue Bonds") in the aggregate amount of $58,550,000. The Administration loaned the proceeds of the Nonrecourse Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now Synagro's wholly owned subsidiary and known as Synagro-Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Nonrecourse Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Nonrecourse Project Revenue Bonds in connection with its acquisition of the Bio Gro division of Waste Management, Inc. ("Bio Gro") in 2000. Nonrecourse Project Revenue Bonds in the aggregate amount of approximately $9,885,000 have already been paid. The remaining Nonrecourse Project Revenue Bonds bear interest at annual rates between 5.55 percent and 6.45 percent and mature on dates between December 1, 2002, and December 1, 2016.

The Nonrecourse Project Revenue Bonds are primarily secured by the pledge of revenues and assets related to the Company's Back River and Patapsco thermal facilities. The underlying service contracts between the Company and the City of Baltimore obligated the Company to design, construct and operate the thermal facilities and obligated the City to deliver biosolids for processing at the thermal facilities. The City makes all payments under the service contracts directly with a trustee for the purpose of paying the Nonrecourse Project Revenue Bonds.

At the Company's option, it may cause the redemption of the Nonrecourse Project Revenue Bonds at any time on or after December 1, 2016, subject to redemption prices specified in the loan agreement. The Nonrecourse Project Revenue Bonds will be redeemed at any time upon the occurrence of extraordinary conditions, as defined in the loan agreement.

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

At September 30, 2002, the Nonrecourse Project Revenue Bonds were secured by property, machinery and equipment with a net book value of approximately $58,468,000 and restricted cash of approximately $10,318,000, of which approximately $7,647,000 was netted against long-term debt and the difference was shown as restricted cash.

These Nonrecourse Project Revenue Bonds, totaling approximately $41,018,000 of debt (net of restricted cash) as of September 30, 2002, and approximately $2,298,000 of related interest expense for the nine months ended September 30, 2002, are excluded from the financial covenant calculations required by the Company's Senior Credit Agreement.

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

LITIGATION

The Company's business activities are subject to environmental regulation under federal, state and local laws and regulations. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. The Company believes that these matters will not have a material adverse effect on its business, financial condition, results of operations or cash flows. However, the outcome of any particular proceeding cannot be predicted with certainty. The Company is required, under various regulations, to procure licenses and permits to conduct its operations. These licenses and permits are subject to periodic renewal without which the Company's operations could be adversely affected. There can be no assurance that regulatory requirements will not change to the extent that it would materially affect the Company's consolidated financial statements.

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

In the lawsuit that the Company filed in the Superior Court of California, County of Riverside, the Company has also complained that the County's treatment of the Company is in violation of its civil rights under U.S.C. Section 1983 and that its due process rights were being affected because the County was improperly administering the odor protocol in the CUP. The County alleges that the odor "violations," as well as the Company's actions in not reducing intake, could reduce the term of the CUP. The Company disagrees and has challenged the County's position in the lawsuit.

No trial date has been set at this time. The Company continues to operate under the existing CUP while the parties explore settlement. The next status conference before the Court is scheduled for December 10, 2002. Proposed terms of settlement set forth in an expired Memorandum of Understanding with the County serve as the basis for continuing settlement discussions, which terms include a plan to relocate the compost facility to a piece of land owned by the County or other acceptable sites. The Company has incurred approximately $568,000 of project costs for the relocation site which is included in property at September 30, 2002. While the County has rejected the Company's most recent offer to relocate, on October 22, 2002, the County approved a request by the Santa Ana Watershed Project Authority ("SAWPA") to take over the process of finding a replacement site and competitively negotiating with a company to operate the site. This action could provide the basis for a stay of the litigation and continued operation of the existing facility until a new facility owned by SAWPA is operational. Development of the SAWPA facility is expected to take approximately three years.

Whether or not the parties reach settlement based on the terms of the expired Memorandum of Understanding or otherwise, the site may be closed. The Company may incur additional costs related to contractual agreements, relocation and site closure, as well as the need to obtain new permits (including some from the County) at a new site. If the Company is unsuccessful in its efforts to either settle or prosecute the litigation, goodwill and certain assets may be impaired. Total goodwill associated with the operations is approximately $13,843,093 at September 30, 2002. The financial impact associated with a site closure cannot be reasonably estimated at this time. Although the Company feels that its case is meritorious, the ultimate outcome of the litigation and the relocation of the facility cannot be determined at this time.

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

In June 2002, the Company settled a lawsuit that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $625,000 to $2,500,000, depending on future circumstances. The Company estimated its exposure at approximately $1.9 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of the case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company previously recorded a special charge of $2.2 million in its December 31, 2001, financial statements to record the estimated exposure for this matter and related legal expenses. The Company believes remaining accruals of $1.1 million as of September 30, 2002, are adequate to provide for its now existing exposures. The final resolution of these exposures could be substantially different from the amount recorded.

Design and Build Contract Risk

We participate in design and build construction operations usually as a general contractor. Virtually all design and construction work is performed by unaffiliated third-party subcontractors. As a consequence, we are dependent upon the continued availability of and satisfactory performance by these subcontractors for the design and construction of our facilities. There is no assurance that there will be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors. In addition, inadequate subcontractor resources and unsatisfactory performance by these subcontractors could have a material adverse effect on our business, financial condition and results of operations. Further, as the general contractor, we are legally responsible for the performance of our contracts and if such contracts are underperformed or non-performed by our subcontractors we could be financially responsible. Although our contracts with our subcontractors provide for indemnification of our subcontractors do not satisfactorily perform their contract, there can be no assurance that such indemnification would cover our financial losses in attempting to fulfill the contractual obligations. The Company has experienced delays in completing the construction and performance test requirements of a manure digestion facility. While construction has been substantially completed, the Company is currently in the process of conducting the performance test. The Company believes the performance test will be met, however, there is a risk that the facility will not pass the contractual performance requirements. The potential impact on the Company's financial position or results of operations if the performance test is not passed can not be determined at this time.

Other

There are various other lawsuits and claims pending against the Company that have arisen in the normal course of business and relate mainly to matters of environmental, personal injury and property damage. The outcome of these matters is not presently determinable;

but, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

(8)  COMPREHENSIVE LOSS

The Company's accumulative comprehensive loss at September 30, 2002, and December 31, 2001, is summarized as follows:

                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                            2002                2001
                                                                       --------------      --------------
Cumulative effect of change in accounting for derivatives .........    $   (2,058,208)     $   (2,058,208)
Change in fair value of derivatives ...............................        (2,200,696)         (2,200,696)
Reclassification adjustment to earnings ...........................         1,142,246             532,466
Tax benefit of changes in fair value ..............................         1,184,329           1,416,046
                                                                       --------------      --------------
                                                                       $   (1,932,329)     $   (2,310,392)
                                                                       ==============      ==============


(9)  EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. For periods in which the Company has reported either an extraordinary item or a cumulative effect of an accounting change, the Company uses income from continuing operations as the "control number" in determining whether potential common shares are dilutive or antidilutive. That is, the same number of potential common shares used in computing the diluted per-share amount for income from continuing operations has been used in computing all other reported diluted per-share amounts even if those amounts will be antidilutive to their respective basic per-share amounts. Diluted EPS is computed by dividing net income before preferred stock dividends by the total of the weighted average number of common shares outstanding for the period, the weighted average number of shares of common stock that would be issued assuming conversion of the Company's preferred stock, and other common stock equivalents for options and warrants outstanding determined using the treasury stock method.

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                --------------------------------   --------------------------------
                                                                      2002              2001             2002              2001
                                                                --------------    --------------   ---------------   --------------
Net Income:

Net income before extraordinary loss on early retirement of
   debt, net of tax benefit, cumulative effect of change in
   accounting for derivatives and preferred stock dividends ... $    4,481,281    $   11,965,981   $   11,991,627    $   16,882,734
Extraordinary loss on early retirement of debt,
   net of tax benefit of $2,751,405 ...........................             --                --        4,489,133                --
Cumulative effect of change in accounting for derivatives .....             --                --               --         1,860,685
                                                                --------------    --------------   --------------    --------------
Net income before preferred stock dividends ...................      4,481,281        11,965,981        7,502,494        15,022,049
Preferred stock dividends .....................................      1,944,249         1,815,050        5,680,655         5,401,111
                                                                --------------    --------------   --------------    --------------
Net income applicable to common stock ......................... $    2,537,032    $   10,150,931   $    1,821,839    $    9,620,938
                                                                ==============    ==============   ==============    ==============

Earnings per share:

Basic
   Earnings per share before extraordinary loss on early
      retirement of debt, net of tax benefit and cumulative
      effect of change in accounting for derivatives .......... $          .13    $          .52   $          .32    $          .59
   Extraordinary loss on early retirement of debt,
      net of tax benefit ......................................             --                --             (.23)               --
   Cumulative effect of change in accounting for derivatives ..             --                --               --              (.10)
                                                                --------------    --------------   --------------    --------------
   Net income per share ....................................... $          .13    $          .52   $          .09    $          .49
                                                                ==============    ==============   ==============    ==============

Diluted
   Earnings (loss) per share before preferred stock
      dividends, extraordinary loss on early retirement
      of debt, net of tax benefit, and cumulative effect
      of change in accounting for derivatives ................. $          .08    $          .24   $          .23    $          .34
   Extraordinary loss on early retirement of debt,
      net of tax benefit ......................................             --                --             (.09)               --
   Cumulative effect of change in accounting for derivatives ..             --                --               --              (.04)
                                                                --------------    --------------   --------------    --------------
   Net income per share ....................................... $          .08    $          .24   $          .14    $          .30
                                                                ==============    ==============   ==============    ==============

Weighted average shares:

Weighted average shares outstanding for basic earning
   per share ..................................................     19,775,821        19,472,543       19,577,569        19,450,854
Effect of dilutive stock options ..............................         33,898            14,963          258,033            13,460
Effect of convertible preferred stock under the "if
   converted" method ..........................................     33,007,060        30,463,083       32,361,927        29,874,084
                                                                --------------    --------------   --------------    --------------
Weighted average shares outstanding for diluted
   earnings per share .........................................     52,816,779        49,950,589       52,197,529        49,338,398
                                                                ==============    ==============   ==============    ==============

Effective January 1, 2002, the Company discontinued the amortization of goodwill in accordance with its adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The following shows the effect on the three and nine months ended September 30, 2001, as if SFAS No. 142 had been adopted January 1, 2001:


                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                              -----------------------------       -----------------------------
                                                                 2002              2001              2002              2001
                                                              -----------      ------------       -----------      ------------
 Reported net income applicable to common
   stock ..............................................       $ 2,537,032      $ 10,150,931       $ 1,821,839      $  9,620,938
 Add back:  Goodwill amortization .....................                --         1,130,898                --         3,363,656
                                                              -----------      ------------       -----------      ------------
 Adjusted net income ..................................         2,537,032        11,281,829         1,821,839        12,984,594

 Basic income per share:
     Reported earnings per share ......................               .13               .52               .09               .49
     Adjusted earnings per share ......................               .13               .58               .09               .66

 Diluted income per share:
     Reported earnings per share ......................               .08               .24               .14               .30
     Adjusted earnings per share ......................               .08               .26               .14               .37


(10) RELATED PARTY

Proceeds from the sale of $150 million aggregate principal amount of Notes were used to repay and refinance existing indebtedness under the Company's previous credit facility as of April 17, 2002, and the Company's subordinated debt. Affiliates of GTCR Golder Rauner LLC and The TCW Group, Inc., the Company's major stockholders, were participating lenders under the subordinated debt, and as such, they received the portion of the proceeds from the sale of the Notes that were used to retire all amounts outstanding under the subordinated debt, approximately $26,380,000 each.

As part of the purchase price of Earthwise the company entered into a $1.5 million note agreement with the former owners who stayed on as employees. The note is paid in three equal annual installments beginning October 2003 and has an interest rate of 5.0% paid quarterly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K, as amended for the year ended December 31, 2001. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements, but are not limited to those factors more thoroughly disclosed in the Company's Annual Report on Form 10-K.

RECENT DEVELOPMENTS

In August 2002, the Company purchased Earthwise Organics, Inc. and Earthwise Trucking. Earthwise is one of the largest Class A biosolids and manure composting and marketing companies in California, with estimated annual revenues of approximately $10 million.

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

HISTORICAL RESULTS OF OPERATIONS

                                    THREE MONTHS ENDED SEPTEMBER 30,                      NINE MONTHS ENDED SEPTEMBER 30,
                            -----------------------------------------------     -----------------------------------------------
                                     2002                       2001                     2002                     2001
                            ---------------------      --------------------     ----------------------    ---------------------
Revenue .................   $74,711,843     100.0%     $70,066,799    100.0%    $201,026,961     100.0%   $194,662,097    100.0%
Cost of services ........    55,286,291      74.0%      50,974,713     72.7%     148,542,920      73.9%    143,389,552     73.7%
                            -----------     -----      -----------    -----     ------------     -----    ------------    -----
Gross profit ............    19,425,552      26.0%      19,092,086     27.3%      52,484,041      26.1%     51,272,545     26.3%

Selling, general and
  administrative
  expenses ..............     5,500,028       7.4%       5,760,480      8.2%      16,879,877       8.4%     16,341,407      8.3%

Reorganization costs ....       571,000       0.8%              --       --%         571,000       0.3%             --       --%
Nonrecurring gain
  from litigation
  settlement ............            --        --%      (6,042,584)    (8.6)%             --        --%     (6,042,584)    (3.1)%
Amortization of
  intangibles ...........        27,000        --%       1,155,904      1.7%          81,417        --%      3,438,657      1.8%
                            -----------     -----      -----------    -----     ------------     -----    ------------    -----
  Income from
    operations ..........    13,327,524      17.8%      18,218,286     26.0%      34,951,747      17.4%     37,535,065     19.3%
                            -----------     -----      -----------    -----     ------------     -----    ------------    -----

Other (income) expense:
  Other income, net .....       130,039       0.2%        (169,849)    (0.3)%     (1,709,665)     (0.8)%      (249,952)    (0.1)%
  Interest expense,
    net .................     5,970,229       8.0%       6,422,154      9.2%      17,321,351       8.6%     20,902,283     10.7%
                            -----------     -----      -----------    -----     ------------     -----    ------------    -----
    Total other expense,
      net ...............     6,100,268       8.2%       6,252,305      8.9%      15,611,686       7.8%     20,652,331     10.6%
                            -----------     -----      -----------    -----     ------------     -----    ------------    -----

Income before provision
  for income taxes ......     7,227,256       9.7%      11,965,981     17.1%      19,340,061       9.6%     16,882,734      8.7%
  Provision for income
    taxes ...............     2,745,975       3.7%              --       --%       7,348,434       3.6%             --       --%
                            -----------     -----      -----------    -----     ------------     -----    ------------    -----
Net income before
  extraordinary loss
  on early retirement
  of debt, net of
  tax benefit, and
  preferred stock
  dividends .............     4,481,281       6.0%      11,965,981     17.1%      11,991,627       6.0%     16,882,734      8.7%
Extraordinary loss on
  early retirement of
  debt, net of tax
  benefit ...............            --        --%              --       --%       4,489,133       2.2%             --       --%
Cumulative effect of
  change in accounting
  for derivatives .......            --        --%              --       --%              --        --%      1,860,685      1.0%
                            -----------     -----      -----------    -----     ------------     -----    ------------    -----
Net income before
  preferred stock
  dividends .............     4,481,281       6.0%      11,965,981     17.1%       7,502,494       3.8%     15,022,049      7.7%
                                            =====                     =====                      =====                     =====
Preferred stock
  dividends .............     1,944,249                  1,815,050                 5,680,655                 5,401,111
                            -----------                -----------              ------------              ------------
Net income applicable
  to common stock .......   $ 2,537,032                $10,150,931              $  1,821,839              $  9,620,938
                            ===========                ===========              ============              ============


For the quarter ended September 30, 2002, net sales were approximately $74,712,000 compared to approximately $70,067,000 for the quarter ended September 30, 2001, representing an increase of approximately $4,645,000, or 6.6 percent, with approximately $949,000 relating to the Earthwise acquisition, which closed in August 2002, and the balance from internal growth of approximately 5.2 percent. For the nine months ended September 30, 2002, net sales were approximately $201,027,000 compared to approximately $194,662,000 for the nine months ended September 30, 2001, representing an increase of approximately $6,365,000, or 3.3 percent, with approximately $949,000 relating to the Earthwise acquisition and the balance from internal growth of approximately 2.8 percent.

Cost of services and gross profit for the quarter ended September 30, 2002, were approximately $55,286,000 and approximately $19,426,000, respectively, compared with approximately $50,975,000 and approximately $19,092,000, respectively, for the quarter ended September 30, 2001, resulting in gross profit as a percentage of sales of approximately 26.0 percent in 2002 and approximately 27.3 percent in 2001. The decrease in gross profit as a percentage of sales relates primarily to increased depreciation, facility startup costs approximately ($800,000), and lower margin design build revenues partially offset by a reduction on loss contract accruals approximately ($750,000) no longer required. Cost of services and gross profit for the nine months ended September 30, 2002, were approximately $148,543,000 and approximately $52,484,000, respectively, compared with approximately $143,390,000 and approximately

$51,272,000, respectively, for the nine months ended September 30, 2001, resulting in gross profit as a percentage of sales of approximately 26.1 percent in 2002 and approximately 26.3 percent in 2001. The decrease in gross profit as a percentage of sales is due primarily to the items mentioned above partially offset by lower storage costs in the first and second quarters of 2002.

Selling, general and administrative expenses were approximately $5,500,000, or
7.4 percent of revenue, for the quarter ended September 30, 2002, compared to approximately $5,760,000, or 8.2 percent of revenue, for the quarter ended September 30, 2001, representing a decrease of approximately $260,000, or 0.4 percent of revenue. The decrease relates primarily to lower legal expenses. Selling, general and administrative expenses were approximately $16,880,000, or
8.4 percent of revenue, for the nine months ended September 30, 2002, compared to approximately $16,341,000, or 8.4 percent of revenue, for the nine months ended September 30, 2001, representing an increase of approximately $539,000, or
0.3 percent. The increase relates primarily to additional expenses to support the increased revenues.

During the quarter, the Company decided to reorganize by reducing the number of its operating regions, which resulted in approximately $344,000 of severance costs in connection with the termination of 24 employees and approximately $227,000 of terminated office lease arrangements. The total costs incurred of approximately $571,000 have been reported as reorganization costs in 2002. There were no such reorganization costs in the prior year.

During the three months ended September 30, 2001, the Company recognized a nonrecurring gain of approximately $6,043,000 from a litigation settlement; there is no such item in 2002.

Amortization was approximately $27,000 for the quarter ended September 30, 2002, and $81,000 for the nine months ended September 30, 2002, compared to approximately $1,156,000 for the quarter ended September 30, 2001, and $3,439,000 for the nine months ended September 30, 2001. The decreases result from the adoption of SFAS No. 142 as of January 1, 2002, which no longer allows the Company to amortize goodwill.

As a result of the foregoing, income from operations for the three months ended September 30, 2002, was approximately $13,328,000, or 17.8 percent of revenue, compared to approximately $18,218,000, or 26.0 percent of revenue, for the three months ended September 30, 2001. Income from operations for the nine months ended September 30, 2002, was approximately $34,952,000, or 17.4 percent of revenue, compared to approximately $37,535,000, or 19.3 percent of revenue, for the nine months ended September 30, 2001.

Other expense, net, was approximately $6,100,000 for the quarter ended September 30, 2002, compared to approximately $6,252,000 for the quarter ended September 30, 2001, representing a decrease in expense of approximately $152,000. The decrease relates primarily to interest savings related to reductions in debt funded from cash flow from operations. Other expense, net, for the nine months ended September 30, 2002, was approximately $15,612,000 compared to approximately $20,652,000 for the nine months ended September 30, 2001. The decrease relates primarily to interest savings related to reductions in debt funded from cash flow from operations, a decrease in the Company's weighted average interest rate and a gain of approximately $1,700,000 related to market value adjustments on a fixed-to-floating interest rate swap agreement.

For the three months ended September 30, 2002, and nine months ended September 30, 2002, the Company recorded a provision for income taxes of approximately $7,227,000 and $11,966,000, respectively. There were no tax provision requirements in 2001 as the valuation allowance related to certain deferred taxes offset deferred tax provision requirements. The Company's 2002 tax provision is principally a deferred provision that will not significantly impact cash flow since the Company has significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.

As a result of the foregoing, net income before extraordinary loss on early retirement of debt, net of tax benefit, cumulative effect of change in accounting for derivatives and preferred stock dividends, was approximately $4,481,000 for the three months ended September 30, 2002, compared to approximately $11,966,000 for the same period in 2001. Net income before extraordinary loss on early retirement of debt, net of tax benefit, cumulative effect of change in accounting for derivatives and preferred stock dividends, was approximately $11,992,000 for the nine months ended September 30, 2002, compared to approximately $16,883,000 for the same period in 2001.

In April 2002, the Company completed the sale of $150 million aggregate principal amount 9 1/2 percent Senior Subordinated Notes due 2009 and used the proceeds to pay down approximately $92 million of senior bank debt and to pay off $53 million of 12 percent subordinated debt. In May 2002, the Company entered into a new $150 million senior credit facility that provides for a $70 million funded term loan and up to a $50 million revolver, which can be increased to $80 million upon the request of the Company and bank approval. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the Senior Subordinated Notes offering. Accordingly, the Company recorded a $4.5 million noncash extraordinary loss on early retirement of debt, net of tax benefit of $2.8 million, during the three months ended June 30, 2002, which represents the unamortized deferred debt costs related to the debt that was repaid with the net proceeds received from the Senior Subordinated Notes and the new senior credit facility.

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

HISTORICAL CASH FLOWS

Cash Flows from Operating Activities -- For the nine months ended September 30, 2002, cash flows from operating activities were approximately $21,646,000 compared to approximately $26,217,000 for the same period in 2001, a decrease of approximately $4,571,000, or 17.6 percent. The decrease primarily relates to change in working capital items.

Cash Flows from Investing Activities -- For the nine months ended September 30, 2002, cash flows used for investing activities were approximately $14,077,000 compared to approximately $10,063,000 for the same period in 2001, an increase of approximately $4,039,000, primarily related to the purchase of Earthwise.

Cash Flows from Financing Activities -- For the nine months ended September 30, 2002, cash flows used in financing activities were approximately $7,186,000 compared to cash flows used in financing activities of approximately $20,067,000 for the same period in 2001, a decrease of approximately $12,905,000. The decrease primarily relates to additional debt payments made in 2001 using excess cash at the end of 2000 and cash flow from operations in 2001 compared to the Company's use of funds in 2002 for debt issuance costs related to refinancing of debt in April and May and the acquisition of Earthwise.

CAPITAL EXPENDITURE REQUIREMENTS

Capital expenditures for the nine months ended September 30, 2002, totaled approximately $10,741,000 compared to approximately $9,538,000 in the first nine months of 2001. The Company's ongoing capital expenditures program consists of expenditures for replacement equipment, betterments, and growth. The Company expects its capital expenditures for 2002 to be approximately $14 million to $15 million.

DEBT SERVICE REQUIREMENTS

In August 2002, the Company incurred indebtedness of $1.5 million in connection with the Earthwise acquisition. Terms of the note require three annual, equal installments beginning October 2003. Interest at five percent is payable quarterly beginning October 1, 2002.

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

In April 2002, the Company completed the sale of $150 million aggregate principal amount of 9 1/2 percent Senior Subordinated Notes due 2009 and used the proceeds to pay down approximately $92 million of senior bank debt and to pay off approximately $53 million of 12 percent subordinated debt. In September 2002, the Company exchanged all of its outstanding 9 1/2 percent senior subordinated notes due 2009 for new registered 9 1/2 percent senior subordinated notes due 2009.

In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Nonrecourse Project Revenue Bonds") in the aggregate amount of $58,550,000. The Administration loaned the proceeds of the Nonrecourse Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now the Company's wholly owned subsidiary and known as Synagro - Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Nonrecourse Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Nonrecourse Project Revenue Bonds in connection with its acquisition of Bio Gro in 2000. Nonrecourse Project Revenue Bonds in the aggregate amount of $9,885,000 have already been paid, and the remaining Nonrecourse Project Revenue Bonds bear interest at annual rates between 5.55 percent and 6.45 percent and mature on dates between December 1, 2002, and December 1, 2016.

At September 30, 2002, future minimum principal payments of long-term debt are as follows:

                                                          NONRECOURSE
                                         LONG-TERM          PROJECT
    YEAR ENDING DECEMBER 31,               DEBT          REVENUE BONDS          TOTAL
---------------------------------    ---------------     -------------     ---------------
2002 ............................    $       170,285     $   2,300,000     $     2,470,285
2003 ............................          1,161,535         2,430,000           3,591,535
2004 ............................          1,161,535         2,570,000           3,731,535
2005 ............................          1,161,535         2,710,000           3,871,535
2006 ............................            661,535                --             661,535
2007-2010 .......................        253,752,344        16,295,000         270,047,344
2011-2016 .......................                 --        14,712,765          14,712,765
                                     ---------------     -------------     ---------------
     Total ......................    $   258,068,769     $  41,017,765     $   299,086,534
                                     ===============     =============     ===============


In October 2002, the Company paid $163,750 on its long-term debt.

The Company leases certain facilities and equipment under noncancelable, long-term lease agreements. Minimum annual rental commitments under these leases have not materially changed during the three months ended September 30, 2002.

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

SERIES D REDEEMABLE PREFERRED STOCK

The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, the Company issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock or any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of

Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock excluding accrued dividends were converted at September 30, 2002, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,024.58 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock excluding accrued dividends were converted at September 30, 2002, they would represent 17,903,475 shares of common stock.

The future issuance of Series D and Series E Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value of the Company's Common Stock is higher than the conversion price at date of issuance.

INTEREST RATE RISK

Total debt at September 30, 2002, included approximately $65,500,000 in floating rate debt attributed to the Senior Credit Agreement at an average interest rate of 4.75 percent. Total debt at November 4, 2002, included approximately $73,800,000 in floating rate debt attributed at an average interest rate of 5.0 percent. As a result, the Company's interest cost in 2002 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $150,000.

WORKING CAPITAL

At September 30, 2002, the Company had working capital of approximately $27,199,000 compared to approximately $7,315,000 at September 30, 2001, an increase of approximately $19,884,000. The increase in working capital is principally due to a decrease in current maturities of long-term debt and an increase in trade receivables associated with increased volumes.

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

Property and Equipment/Long-Lived Assets -- Management adopted SFAS No. 144 during the first quarter 2002. Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges.

The Company has contracts for the design permitting and construction of biosolids processing facilities. If the permits and/or other government approvals are not obtained the company may not be reimbursed for its costs incurred. The Company has approximately $1,170,000 of design and permitting costs included in property at September 30, 2002.

Goodwill -- Goodwill attributable to the Company's reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. The Company expects to perform impairment tests annually during the fourth quarter, absent any impairment indicators.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES AND HEDGING ACTIVITIES

Prior to June 25, 2001, the Company's derivative contracts consisted of interest rate swap agreements and option agreements related to hedging requirements under the Company's Senior Credit Agreement. The option agreements did not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of these derivatives were recognized in earnings as interest expense of $226,000 in 2001. The Company's interest rate swap agreements qualified for hedge accounting as cash flow hedges of the Company's exposure to changes in variable interest rates.

On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt, and terminated the previously existing interest rate swap and option agreements noted above. The balance included in accumulated other comprehensive loss included in stockholders' equity is being recognized in future periods' income over the remaining term of the original swap agreement. The amount to be recognized as a noncash expense during 2002 is approximately $813,000, of which approximately $203,000 and $609,000, respectively, was recognized in the three and nine months ended September 30, 2002. The Company had designated the reverse swap agreement on its 12 percent subordinated debt as a fair value hedge of changes in the value of the underlying debt as a result of changes in the benchmark interest rate. The amount of the ineffectiveness of the reverse swap agreement debited to interest expense, net for the three and nine months ended September 30, 2002, totaled approximately $663,000 and $921,000, respectively. The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. Accordingly, the Company discontinued using hedge accounting for the reverse swap agreement on April 17, 2002. From April 17, 2002, through June 25, 2002, the fair value of this fixed-to-floating reverse swap decreased by $1.7 million. This $1.7 million mark-to-market gain is included in other income in the Company's financial statement. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that is expected to substantially offset market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement totaling approximately $3,900,000 is reflected in other long-term liabilities at September 30, 2002.

On July 3, 2001, the Company entered into an interest rate cap agreement establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6.50 percent in order to meet the hedging requirements of its Senior Credit Agreement. Changes in the fair value of the agreement charged to interest expense, net, for the three and nine months ended September 30, 2002, totaled approximately $2,000 and $66,000, respectively.

INTEREST RATE RISK

Total debt at September 30, 2002, included approximately $65,500,000 in floating rate debt attributed to the Senior Credit Agreement at an interest rate of 4.75 percent. Total debt at November 4, 2002, included approximately $73,800,000 in floating rate debt attributed at an average interest rate of 5.0 percent. As a result, the Company's interest cost in 2002 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $150,000.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of November 14, 2002, and they concluded that these controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 14, 2002.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibit Index

       99.1   Certification of Chief Executive Officer
       99.2   Certification of Chief Financial Officer

(B)  Reports on Form 8-K

       The Company filed a Current Report on Form 8-K on August 7, 2002, announcing the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2002.

       The Company filed a Current Report on Form 8-K on August 12, 2002, correcting 2002 earnings guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   SYNAGRO TECHNOLOGIES, INC.

   Date:  November 14, 2002                 By:       /s/ Ross M. Patten
                                               ---------------------------------
                                                    Chief Executive Officer

   Date:  November 14, 2002                 By:      /s/ J. Paul Withrow
                                               ---------------------------------
                                                    Chief Financial Officer

                                  CERTIFICATION

I,   Ross M. Patten  , certify that:

1. I have reviewed this quarterly report on Form 10-Q of Synagro Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                            /s/ Ross M. Patten
     -----------------------------          ------------------------------------
                                            Chairman and Chief Executive Officer

                                  CERTIFICATION

I,   J. Paul Withrow  , certify that:

1. I have reviewed this quarterly report on Form 10-Q of Synagro Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                            /s/ J. Paul Withrow
     -----------------------------          ------------------------------------
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER        DESCRIPTION
    -------       -----------

     99.1         Certification of Chief Executive Officer
     99.2         Certification of Chief Financial Officer