Form 10-K
period 2002-12-31
SYNAGRO TECHNOLOGIES INC
filed 2003-03-28
CIK 895565

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X|                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Internet Website -- www.synagro.com

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (713) 369-1700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.002 par value
                         Preferred Stock Purchase Rights
                              (Title of each class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act of 1934 Rule 12b-2).Yes | | No |X|.

      The number of shares outstanding of the Registrant's Common Stock as of June 28, 2002, was 19,476,781. The aggregate market value of the 14,995,502 shares of Registrant's Common Stock held by nonaffiliates of the Registrant, based on the market price of the Common Stock of $3.20 per share as of June 28, 2002, was approximately $47,985,606.

      The number of shares outstanding of the Registrant's Common Stock as of March 6, 2003, was 19,775,821. The aggregate market value of the 18,440,140 shares of the Registrant's Common Stock held by nonaffiliates of the Registrant, based on the market price of the Common Stock of $2.25 per share as of March 6, 2003, was approximately $41,490,315.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The Proxy Statement for the 2003 Annual Meeting of Stockholders of the Registrant (Sections entitled "Election of Directors," "Management Stockholdings," "Principal Stockholders," "Executive Compensation," "Option Exercises and Year End Values," "Employment Agreements," "Equity Compensation Plans," "Compensation Committee Report," "Common Stock Performance Graph" and "Certain Transactions") is incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

      We are a national water and wastewater residuals management company serving more than 1,000 municipal and industrial wastewater treatment plants and have operations in 35 states and the District of Columbia. We offer many services that focus on the beneficial reuse of organic nonhazardous residuals resulting from the wastewater treatment process. We believe that the services we offer are compelling to our customers because they allow our customers to avoid the significant capital and operating costs that they would have to incur if they internally managed their wastewater residuals.

      We provide a broad range of services, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application. We currently operate four heat-drying facilities, four composting facilities, three incineration facilities, one manure-to-energy facility, 27 permanent and 24 mobile dewatering units, and over 200 small wastewater treatment plants (ranging from 500 gallons per day to 500,000 gallons per day).

      Approximately 95 percent of our 2002 revenue was generated through more than 210 contracts that range from one to twenty-five years in length. These contracts have an estimated remaining contract value, which we call backlog, of approximately $2 billion, which represents more than seven times our 2002 revenue (see "-- Backlog" for a more detailed discussion). In general, our contracts contain provisions for inflation-related annual price increases, renewal provisions, and broad force majeure clauses. Our top ten customers have an average of ten years remaining on their current contracts, including renewal options. In 2002, we experienced a contract retention rate (both renewals and rebids) of approximately 87 percent.

      We benefit from significant customer diversification, with our single largest customer accounting for 15 percent of our 2002 annual revenues, and our top ten customers accounting for approximately 35 percent of our 2002 revenues. For the year ended December 31, 2002, our municipal and industrial customers accounted for approximately 88 percent and 6 percent, respectively, of our revenues.

INDUSTRY OVERVIEW

HISTORY

      Most residential, commercial, and industrial wastewater is collected through an extensive network of sewers and transported to wastewater treatment plants, which are known as publicly owned treatment works ("POTWs"). When wastewater is treated at POTWs or at industrial wastewater pre-treatment facilities, the process separates the liquid portion of the wastewater from the solids (or wastewater residuals) portion. The water is treated for ultimate discharge, typically into a river or other surface water. Prior to the promulgation of the 40 CFR Part 503 Regulations by the Environmental Protection Agency ("EPA") pursuant to the Clean Water Act ("Part 503 Regulations") in 1993, most POTWs simply disposed of untreated wastewater residuals through surface water dumping, incineration, and landfilling. The Part 503 Regulations began a phase out of surface water dumping of wastewater residuals and, after one of the EPA's most thorough risk assessments, encouraged their beneficial reuse. This created significant growth for the wastewater residuals management industry. To establish beneficial reuse as an option for wastewater generators, the EPA established a classification methodology for the wastewater residuals that is based on how the wastewater residuals are processed. Now, in most cases, the POTW further processes the wastewater residuals and produces a semisolid, nutrient-rich by-product known as biosolids. We use the term "wastewater residuals" to include both solids that have been treated pursuant to the Part 503 Regulations and those that have not. Biosolids, as a subset of wastewater residuals, is intended to refer to wastewater solids that meet either the Class A or Class B standard as defined in the Part 503 Regulations.

CLASSES OF BIOSOLIDS

      When treated and processed according to the Part 503 Regulations, biosolids can be beneficially reused and applied to crop land to improve soil quality and productivity due to the nutrients and organic matter that they contain. Biosolids applied to agricultural land, forest, public contact sites, or reclamation sites must meet either Class A or Class B bacteria, or pathogen and insect and rodent attraction, or vector attraction reduction requirements contained in the Part 503 Regulations. This classification is determined by the level of processing the biosolids have undergone. Pursuant to the Part 503 Regulations, there are specific methods available to achieve Class A standards and other specific methods available to achieve Class B standards, otherwise the biosolids are considered Sub-Class B. Each alternative for Class A requires that the resulting biosolids be essentially pathogen free. In general, Class A biosolids are generated by more capital intensive processes, such as composting, heat drying, heat treatment, high temperature digestion and alkaline stabilization. Class A biosolids have the highest market value, are sold as fertilizer, and can be applied to any type of land or crop.

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

MARKET SIZE/FRAGMENTATION

      According to the EPA's 1999 study entitled Biosolids Generation, Use, and Disposal in the United States, the quantity of municipal biosolids produced in the United States was projected to be approximately 7.1 million dry tons in 2000, processed through approximately 16,000 POTWs. It is estimated that 8.2 million dry tons of biosolids will be generated in 2010, and that an additional 3,000 POTWs will be built by 2012. It is also estimated that 63 percent of these biosolids volumes are currently beneficially reused, growing to 70 percent by 2010. An independent 2000 study by the Water Infrastructure Network, entitled Clean & Safe Water for the 21st Century, estimates that municipalities spend more than $22 billion per year on the operations and maintenance of wastewater treatment plants. We estimate that, based on conversations with consulting engineers, up to 40 percent of those annual costs, or $8.8 billion, are associated with the management of municipal wastewater residuals.

      Industry sources estimate that industrial generators of wastewater (such as food and beverage processors and pulp and paper manufacturers) spend approximately $7 billion per year on operations and maintenance. Assuming that, as is the case with POTWs, 40 percent of these expenditures are associated with the management of residuals, related annual costs represent approximately $2.8 billion. Therefore, we estimate the total size of the combined municipal and industrial wastewater residuals market to be $11.6 billion.

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

MARKET GROWTH

      We believe the estimated $11.6 billion wastewater residuals industry will grow at four to five percent annually over the next decade. The growth in the underlying volumes of wastewater residuals generated by the municipal and industrial markets is driven by a number of factors. These factors include:

            Population Growth and Population Served. As the population grows, the amount of biosolids produced by municipal POTWs is expected to increase proportionately. In addition to population growth, the amount of residuals available for reuse should also grow as more of the population is served by municipal sewer networks. As urban sprawl continues and the desire of cities to annex surrounding areas increases, POTWs will treat more wastewater. It is expected that the amount of wastewater managed on a daily basis by municipal wastewater treatment plants will increase more than 40 percent by 2012, which should significantly increase the amount of municipal residuals generated.

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

            Decaying Infrastructure. Many municipal POTWs operate aging and decaying wastewater infrastructure. According to the Water Infrastructure Network's 2000 study, municipalities will need to spend more than $900 billion over the next 20 years to upgrade these systems. As this effort is rolled out and POTWs undergo design changes and new construction, opportunities will exist to also upgrade wastewater residuals treatment processes. We expect that the trend toward more facility-based approaches, such as drying and pelletization, will increase with this infrastructure spending. In addition, the need to provide capital for these expenditures should create pressures for more outsourcing opportunities.

            Shrinking Agricultural Base and Urbanization. As population density increases, the availability of nearby farmland for land application of Class B biosolids becomes diminished. Under these circumstances, the transportation costs associated with a Class B program may increase to such an extent that the higher upfront processing costs of Class A programs may become attractive to generators. Production of Class A pellets offers significant volume reduction, greatly reduced transportation costs, and the enhanced value of pellets allows, in many cases, revenue realization from product sales.

            Public Sentiment. While the Part 503 Regulations provide equal levels of public safety in the distribution of Class A and Class B biosolids, the public sometimes perceives a greater risk from the application of Class B biosolids. This is particularly true in heavily populated areas. Municipalities are responding to these public and political pressures by upgrading their programs to the Class A level. Certain municipalities and wastewater agencies have industry leadership mindsets where they endeavor to provide their constituents with the highest level, most advanced treatment technologies available. These municipalities and agencies will typically fulfill at least a portion of their residuals management needs with Class A technologies.

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

            Large Range of Processing Capabilities and Product Marketing Experience. We are one of the most experienced firms in treating wastewater residuals to meet the EPA's Class A standards. We have numerous capabilities to achieve Class A standards, and we currently operate four heat-drying facilities and four composting facilities. In addition, we are the leader in marketing Class A biosolids either generated by us or by others. In 2002, we marketed approximately 61 percent of the heat-dried pellets produced in the United States, produced either by us or by municipally owned facilities.

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

            Knowledgeable Sales Force. We have a large sales force dedicated to the wastewater residuals market. We market our services via a multi-tiered sales force, utilizing a combination of more than 60 experienced business developers, engineering support staff, and seasoned operations directors. This group of individuals is responsible for maintaining our existing business and identifying new wastewater residuals management opportunities. On average, these individuals have in excess of ten years of industry experience. We believe that their unique knowledge and longstanding customer relationships gives us a competitive advantage in identifying and successfully securing new business.

            Bonding Capacity. Commercial, federal, state and municipal projects often require operators to post performance and, in some cases, payment bonds at the execution of a contract. The amount of bonding capacity offered by sureties is a function of financial health of the company requesting the bonding. Operators without adequate bonding may be ineligible to bid or negotiate on many projects. We have strong bonding relationships with large national sureties. As of March 6, 2003, we had a bonding capacity of approximately $182 million with approximately $127 million utilized as of that date. We believe the existing capacity is sufficient to meet bonding needs for the foreseeable future. To date, no payments have been made by any bonding company for bonds issued on our behalf.

            Financial Stability. With assets of $488 million and total capitalization of $417 million as of December 31, 2002, we believe we have a degree of financial stability greater than our local and regional competitors, which makes us an attractive, long-term partner for municipal and industrial customers.

BUSINESS STRATEGY

      Our goals are to strengthen our position as the only national company exclusively focused on wastewater residuals management and to continuously improve our margins. Components of our strategy to achieve these goals include:

INTERNAL GROWTH BASED ON OUTSOURCING

      We believe that we have the opportunity to expand our business by providing services for new customers who currently perform their own wastewater residuals management and by increasing the range of services that our existing customers outsource to us.

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

            Expanding Services to Existing Customers. We have the opportunity to provide many of our existing customers with additional services as part of a complete residuals management program. We endeavor to educate these existing customers about the benefits of a complete residuals management solution and offer other services where the value is compelling. These opportunities may provide us with long-term contracts, increased barriers to entry, and better relationships with our customers. For example, we have made a concerted effort to provide in-plant dewatering services to our customers because we believe we can typically provide this necessary service below the customer's internal operating costs. As a result, we now operate more than 24 mobile and 27 permanent dewatering facilities throughout the United States.

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

      We partner with our clients to develop cost-effective, environmentally sound solutions to their residuals processing and beneficial use requirements. We provide the flexibility and comprehensive services that generators need, with negotiated pricing, regulatory compliance, and operational performance. We work with our clients to find new and better solutions to their wastewater residuals management challenges. In addition, because we do not manufacture equipment, we are able to provide unbiased solutions to our customers' needs. We provide our customers with complete, vertically integrated services and capabilities, including design/build services, facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application.

      1. Design and Build Services. We designed, built, and operate four heat drying and pelletization facilities and four composting facilities. We currently have three new drying facilities under permit and construction that we will operate when they are completed. We operate three incineration facilities, two of which we significantly upgraded and one that we built. Lastly, we have designed, built, and operate over 20 biosolids dewatering facilities. All of our facility design, construction and operating experience is with biosolids projects.

      2. Facility Operations. Our facility operations and maintenance group provides contract operations to customers that desire to outsource the overall management of their wastewater treatment facilities. Our operations and maintenance personnel are experienced in many different types of treatment processes. Our staff members have operated wastewater treatment plants ranging in size from 127 million gallons per day down to facilities that serve individual homes. They have managed processes including activated sludge, rotating biological contactors, membrane separation, biological nutrient removal and chemical precipitation. Our maintenance staff provides maintenance and repair services to municipal and industrial wastewater treatment systems, including automated instrumentation and controls. Our certified laboratories provide analytical data that our customers need for regulatory compliance monitoring. We currently operate over 200 small wastewater treatment plants (ranging from 500 gallons per day to over 500,000 gallons per day).

      3. Facility Cleanout Services. Our facility cleanout services focus on the cleaning and maintenance of the digesters at municipal and industrial wastewater facilities. Digester cleaning involves complex operational and safety considerations. Our self-contained pumping systems and agitation equipment remove a high percentage of biosolids without the addition of large quantities of dilution water. This method provides our customers a low, bottom-line cost per dry ton of solids removed. Solids removed from the digesters can either be recycled through our ongoing agricultural land application programs or landfilled.

      4. Regulatory Compliance. An important element for the long-term success of a wastewater residuals management program is the certainty of compliance with local, state and federal regulations. Accurate and timely documentation of regulatory compliance is mandatory. We provide this service through our proprietary Residuals Management System ("RMS").

      RMS is an integrated data management system that has been designed to store, manage and report information about our clients' wastewater residuals programs. Every time our professional operations or technical staff performs activities relating to a particular project, RMS is updated to record the characteristics of the material, how much material was moved, when it was moved, who moved it and where it went. In addition to basic operational information, laboratory analyses are input in order to monitor both annual and cumulative loading rates for metals and nutrients. This loading information is coupled with field identification to provide current information for agronomic application rate computations.

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

      5. Dewatering. We provide residuals dewatering services for wastewater treatment facilities on either a permanent, temporary or emergency basis. These services include design, procurement, and operations. We provide the staffing to operate and maintain these facilities to ensure satisfactory operation and regulatory compliance of the residuals management program. We currently operate 27 permanent and 24 mobile dewatering facilities.

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

      7. Composting. For composting projects, we provide a comprehensive range of technologies, operations services and end product marketing through our various divisions and regional offices. All of our composting alternatives provide high-quality Class A products that we market to landscapers, nurseries, farms and fertilizer companies through our Organic Product Marketing Group ("OPMG") described below. In some cases, fertilizer companies package the product and resell it for home consumer use. We utilize three different types of composting methodologies: aerated static pile, in-vessel, and open windrow. When a totally enclosed facility is not required, aerated static pile composting offers economic advantages. In-vessel composting uses an automated, enclosed system that mechanically agitates and aerates blended organic materials in concrete bays. We also offer the windrow method of composting to clients with favorable climatic conditions. In areas with a hot, dry climate, the windrow method lends itself to the efficient evaporation of excess water from dewatered residuals. This makes it possible to minimize or eliminate any need for bulking agents other than recycled compost. We currently operate four composting facilities and one manure-to-energy facility.

      8. Drying and Pelletizing. The heat drying process utilizes a recirculating system to evaporate water from wastewater residuals and create pea-sized pellets. A critical aspect of any drying technology is its ability to produce a consistent and high quality Class A end product that is marketable to identified end-users. This requires the system to manufacture pellets that meet certain criteria with respect to size, dryness, dust elimination, microbiological cleanliness, and durability. We market heat-dried biosolids products to the agricultural and fertilizer industries through our Organic Product Marketing Group described below.

      We built and currently operate three drying and pelletization facilities with municipalities, including two in Baltimore, Maryland, and one in New York, New York. In addition, we operate one pelletizing plant in Hagerstown, Maryland. We are currently in the permitting and construction phases of three drying and pelletization facilities for Pinellas County, Florida; Honolulu, Hawaii; and Sacramento, California, which we will operate when the facilities are completed.

      9. Product Marketing. In 1992, we formed the OPMG to market composted and pelletized biosolids from our own facilities as well as municipally owned facilities. OPMG currently markets in excess of 1,000,000 cubic yards of compost and 158,000 tons of pelletized biosolids annually. OPMG markets a majority of its biosolids products under the trade names Granulite(TM) and AllGro(TM). Based on our experience, OPMG is capable of marketing biosolids products to the highest paying markets. We are the leader in marketing end-use wastewater residuals products, such as compost and heat-dried pellets used for fertilizers, and in 2002 we marketed approximately 61 percent of the heat-dried pellets produced in the United States.

      10. Incineration. In the Northeast, we economically and effectively process wastewater residuals through the utilization of the proven thermal processing technologies of multiple-hearth and fluid bed incineration. In multiple-hearth processing, residuals are fed into the top of the incinerator and then mechanically passed down to the hearths below. The heat from the burning residuals in the middle of the incinerator dries the residuals coming down from the top until they begin to burn. Since residuals have approximately the same British thermal unit value as wood chips, very little additional fuel is needed to make the residuals start to burn. The resulting ash by-product is nontoxic and inert, and can be beneficially used as alternative daily cover for landfills. In fluid bed processing, residuals are pumped directly into a boiling mass of super heated sand and air (the fluid bed) that vaporizes the residuals on contact. The top of the fluid bed burns off any remaining compounds resulting in very low air emissions and very little ash by-product. Computerized control of the entire process makes this modern technology fuel efficient, easy to operate, and an environmentally friendly disposal method. We currently operate three incineration facilities.

      11. Alkaline Stabilization. We provide alkaline stabilization services by using lime to treat Sub-Class B biosolids to Class-B standards. Lime chemically reacts with the residuals and creates a Class B product. We offer this treatment process through our BIO*FIX process. Due to its very low capital cost, BIO*FIX is used in interim and emergency applications as well as long-term programs. The BIO*FIX process is designed to effectively inactivate pathogenic microorganisms and to prevent vector attraction and odor. The BIO*FIX process combines specific high-alkalinity materials with residuals at minimal cost. During the past several years, our engineers have developed and improved the BIO*FIX chemical formulations, and the material handling and instrumentation and control systems in concert with clients, federal and state regulators, consulting engineers and academic researchers.

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

CONTRACTS

      Approximately 95 percent of our 2002 revenue was generated through more than 210 contracts with original terms that range from one to twenty-five years in length. These contracts have a backlog of approximately $2 billion, of which we estimate approximately $205 million will be realized in 2003. Our December 31, 2002, backlog represents more than seven times our 2002 revenue. In general, our contracts contain provisions for inflation-related annual price increases, renewal provisions, and broad force majeure clauses. Our top ten customers have an average of ten years remaining on their current contracts, including renewal options. In addition, we have experienced a historical contract renewal rate of approximately 87 percent (see "-- Backlog" for a more detailed discussion).

      Although we have a standard form of agreement, terms may vary depending upon the customer's service requirements and the volume of residuals generated and, in some situations, requirements imposed by statute or regulation. Contracts associated with our land application business are typically two- to four-year exclusive arrangements excluding renewal options. Contracts associated with drying and pelletizing, incineration or composting are typically longer term contracts, from five to twenty years, excluding renewal options, and typically include provisions such as put-or-pay arrangements and estimated adjustments for changes in the consumer price index for contracts that contain price indexing. Other services such as cleanout and dewatering typically may or may not be under long-term contract depending on the circumstances.

      The majority of our contracts are with municipal entities. Typically, a municipality will advertise a request for proposal and numerous entities will bid to perform the services requested. Often the municipality will choose the best qualified bid by weighing multiple factors, including range of services provided, experience, financial capability and lowest cost. The successful bidder then enters into contract negotiations with the municipality.

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

      Our largest contract is with the New York Department of Environmental Protection. The contract relates to the New York Organic Fertilizer Company dryer and pelletizer facility and was assumed in connection with the Bio Gro acquisition in 1999. The contract provides for the removal, transport and processing of wastewater residuals into Class A product that is transported, marketed and sold to the fertilizer industry for beneficial reuse. The contract has a term of 15 years and expires in June 2013. The contract includes provisions relating to the allocation of risk, insurance, certification of the material, force majeure conditions, change of law situations, frequency of collection, pricing, form and extent treatment, and documentation for tracking purposes. In addition, the contract includes a provision that allows for the New York Department of Environmental Protection to terminate the contract. If, however, the New York Department of Environmental Protection terminates the contract within the first five years, the New York Department of Environmental Protection would be required to pay liquidated damages to us.

BACKLOG

      At December 31, 2002, our estimated remaining contract value, which we call backlog, was $2 billion. In determining backlog, we calculate the expected payments remaining under the current terms of our contracts, assuming the renewal of contracts in accordance with their renewal provisions, no increase in the level of services during the remaining term, and estimated adjustments for changes in the consumer price index for contracts that contain price indexing. However, on the same basis, except assuming the renewal provisions are not exercised, we estimate our backlog at December 31, 2002, would have been $1.4 billion. These estimates are based on our operating experience, and we believe them to be reasonable. However, there can be no assurance that our backlog will be realized as contract revenue or earnings.

SALES AND MARKETING

      We have a sales and marketing group that has developed, and is implementing, a comprehensive internal growth strategy to expand our business by providing services for new customers who currently perform their own wastewater residuals management and by increasing the range of services that our existing customers outsource to us.

      In addition, to maintain our existing market base, we endeavor to achieve a 100 percent renewal rate on expiring service contracts. For 2002, we achieved a renewal rate of approximately 87 percent. We believe that the ability to renew existing contracts is a direct indication of the level of customer satisfaction with our operations. Although we value our current customer base, our focus is to increase revenues that generate long-term, stable income at acceptable margins rather than simply increasing market share.

      Our sales and marketing group also works with our operations staff, which typically responds to requests to proposals for routine work that is awarded to the lowest cost bidder. This allows our sales and marketing group to focus on prospective, rather than reactive, marketing activities. Our sales and marketing group is focused on developing new business from specific market segments that have historically netted the highest returns. These are segments where we believe we should have an enhanced competitive advantage due to the complexity of the job, the proximity of the work to our existing business, or a unique technology or facility that we are able to offer. We seek to maximize profit potential by focusing on negotiated versus low-bid procurements, long-term versus short-term contracts and projects with multiple services. In addition, we are focusing on the rapidly growing Class A market. Our sales incentive program is designed to reward the sales force for success in these target markets.

      We proactively approach municipal market segments, as well as new industrial segments, through professional services contracts. We are in a unique industry position to successfully market through professional services contracts because we are an operations company that is solution and technology neutral as we offer virtually every type of proven service category marketed in the industry today. This means we can customize a wastewater residuals management program for a client with no technology or service category bias.

ACQUISITIONS HISTORY

      In August 2002, we purchased Earthwise Organics, Inc. and Earthwise Trucking (collectively, "Earthwise"), a Class A biosolids and manure composting and marketing company that serves the Western United States market. Historically, acquisitions have been an important part of our growth strategy. We completed 17 acquisitions from 1998 through 2002, highlighted by our acquisition in August 2000 of Waste Management's Bio Gro Division. Bio Gro had been the one of the largest providers of wastewater residuals management services in the United States, with 1999 annual revenues of $118 million. Bio Gro provided wastewater residuals management services in 24 states and was the market leader in thermal drying and pelletization. Other acquisitions from 1998 to the present include the following:

      COMPANY                                                     DATE ACQUIRED      U.S. MARKET SERVED     CAPABILITIES ACQUIRED
      -------                                                     -------------      ------------------     ---------------------
      A&J Cartage, Inc. ..................................        June 1998          Midwest                Land Application
      Recyc, Inc. ........................................        July 1998          West                   Composting
      Environmental Waste Recycling, Inc. ................        November 1998      Southeast              Land Application
      National Resource Recovery, Inc. ...................        March 1999         Midwest                Land Application
      Anti-Pollution Associates ..........................        April 1999         Florida Keys           Facility Operations
      D&D Pumping, Inc. ..................................        April 1999         Florida Keys           Land Application
      Vital Cycle, Inc. ..................................        April 1999         Southwest              Product Marketing
      AMSCO, Inc. ........................................        May 1999           Southeast              Land Application
      Residual Technologies, LP ..........................        January 2000       Northeast              Incineration
      Davis Water Analysis, Inc. .........................        February 2000      Florida Keys           Facility Operations
      AKH Water Management, Inc. .........................        February 2000      Florida Keys           Facility Operations
      Ecosystematics, Inc ................................        February 2000      Florida Keys           Facility Operations
      Rehbein, Inc .......................................        March 2000         Midwest                Land Application
      Whiteford Construction Company .....................        March 2000         Mid-Atlantic           Cleanouts
      Environmental Protection & Improvement Co. .........        March 2000         Mid-Atlantic           Rail Transportation

With the Bio Gro acquisition in August 2000, we substantially grew our service offerings and geographic coverage. As a result, we have shifted our focus to internal growth. We will continue to selectively seek acquisitions, such as Earthwise, if strategically and economically attractive.

COMPETITION

      We provide a variety of services relating to the transportation and treatment of wastewater residuals. We are not aware of another company focused exclusively on the management of wastewater residuals from a national perspective. We have several types of direct competitors. These include small local companies, regional residuals management companies, and national and international water and wastewater operations privatization companies.

      We compete with these competitors in several ways, including providing quality services at competitive prices, partnering with technology providers to offer proprietary processing systems, and utilizing strategic land application sites. Municipalities often structure bids for large projects based on the best qualified bid, weighing multiple factors, including experience, financial capability and cost. We also believe that the full range of wastewater residuals management services we offer provide a competitive advantage over other entities offering a lesser complement of services.

      In many cases, municipalities and industries choose not to outsource their residuals management needs. In the municipal market, we estimate that up to 60 percent of the POTW plants are not privatized. We are actively reaching out to this segment to persuade them to explore the benefits of outsourcing these services to us. For these generators, we can offer increased value through numerous areas, including lower cost, ease of management, technical expertise, liability assumption/risk management, access to capital or technology and performance guarantees.

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

PATENTS AND PROPRIETARY RIGHTS

      We have several patents and licenses relating to the treatment and processing of biosolids. Our patents have durations from 2008 to 2020. While there is no single patent that is material to our business, we believe that our aggregate patents are important to our prospects for future success. However, we cannot be certain that future patent applications will be issued as patents or that any issued patents will give us a competitive advantage. It is also possible that our patents could be successfully challenged or circumvented by competition or other parties. In addition, we cannot assure that our treatment processes do not infringe patents or other proprietary rights of other parties.

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

EMPLOYEES

      As of March 6, 2003, we had approximately 960 full-time employees. These employees include: 6 executive officers,

11 nonexecutive officers, 112 operations managers, 65 environmental specialists, 51 maintenance personnel, 175 drivers and transportation personnel, 90 land application specialists, 302 general operation specialists, 42 sales employees and 106 financial and administrative employees. Additionally, we use contract labor for various operating functions, including hauling and spreading services, when it is economically advantageous.

      Although we have 35 union employees, our employees are generally not represented by a labor union or covered by a collective bargaining agreement. We believe we have good relations with our employees. We provide our employees with certain benefits, including health, life, dental, and accidental death and disability insurance and 401(k) benefits.

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

      -     property damage; and

      - alleged negligence or professional errors or omissions in the planning or performance of work.

      We could also be subject to fines or penalties in connection with violations of regulatory requirements.

      We carry $51 million of liability insurance (including umbrella coverage), and under a separate policy, $10 million of aggregate pollution legal liability insurance ($10 million each loss) subject to retroactive dates, which we consider sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations. There can be no assurance that we will not face claims under CERCLA or similar state laws resulting in substantial liability for which we are uninsured and which could have a material adverse effect on our business.

      Our insurance programs utilize large deductible/self-insured retention plans offered by a commercial insurance company. Large deductible/self-insured retention plans allow us the benefits of cost-effective risk financing while protecting us from catastrophic risk with specific stop-loss insurance limiting the amount of self-funded exposure for any one loss and aggregate stop-loss insurance limiting the self-funded exposure for health insurance for any one year.

ITEM 2. PROPERTIES

      We currently lease approximately 11,300 square feet of office space at our principal place of business located in Houston, Texas. We also lease regional operational facilities in: Houston, Texas; Sacramento, California; Denville, New Jersey; Millersville, Maryland; Baltimore, Maryland, and have 16 district offices throughout the United States.

      We own and operate three drying and pelletization facilities; one located in New York, New York, and two in Baltimore, Maryland. We also operate one pelletizing plant in Hagerstown, Maryland, and three incineration facilities located in Woonsocket, Rhode Island; Waterbury, Connecticut; and New Haven, Connecticut. Additionally, we own property in Salome, Arizona; Maysville, Arkansas; Lancaster, California; King George, Virginia; and Wicomico County, Maryland. These properties are utilized for composting, storage or land application.

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

RIVERSIDE COUNTY

      The Company leases land and operates a composting facility in Riverside County, California, under a conditional use permit ("CUP") that expires on January 1, 2010. The CUP allows for a reduction in material intake and CUP term in the event of noncompliance with the CUP's terms and conditions. In response to alleged noncompliance due to excessive odor, on or about June 22, 1999, the Riverside County Board of Supervisors attempted to reduce the Company's intake of biosolids from 500 tons per day to 250 tons per day. The Company believes that this was not an authorized action by the Board of Supervisors. On September 15, 1999, the Company was granted a preliminary injunction restraining and enjoining the County of Riverside ("County") from restricting the Company's intake of biosolids at its Riverside composting facility.

      In the lawsuit that the Company filed in the Superior Court of California, County of Riverside, the Company has also complained that the County's treatment of the Company is in violation of its civil rights under U.S.C. Section 1983 and that its due process rights were being affected because the County was improperly administering the odor protocol, as well as other terms in the CUP. The County alleges that the odor "violations," as well as the Company's actions in not reducing intake, could reduce the term of the CUP. The Company disagrees and has challenged the County's position in the lawsuit.

      No trial date has been set at this time. The Company continues to operate under the existing CUP while the parties explore settlement. The next status conference before the Court is scheduled for July 7, 2003. Proposed terms of settlement set forth in an expired Memorandum of Understanding with the County serve as the basis for continuing settlement discussions, which terms include a plan to relocate the compost facility to a piece of land owned by the County or other acceptable sites. While the County has rejected the Company's most recent offer to relocate, on October 22, 2002, the County approved a request by the Santa Ana Watershed Project Authority ("SAWPA") to take over the process of finding a new site and competitively negotiating with a company to operate the site. This action provided the basis for a stay of the litigation which the County approved on January 7, 2003. The stay is for six months, until July 7, 2003. During this time, the County has asked that SAWPA show progress in developing a new facility. If SAWPA shows progress toward a replacement operation, the County and the Company will begin discussions toward a settlement, which will allow operations to continue at the existing facility until such time as a new SAWPA-owned or endorsed facility becomes operational. Development of the SAWPA facility will take approximately three years.

      Whether or not the parties reach settlement based on the terms of the expired Memorandum of Understanding or otherwise, the site may be closed. The Company may incur additional costs related to contractual agreements, relocation and site closure, as well as the need to obtain new permits (including some from the County) at a new site. The Company has incurred approximately $645,000 of project costs in connection with a new facility, which is included in property at December 31, 2002. If the Company is unsuccessful in its efforts to either settle or prosecute the litigation, goodwill and certain assets may be impaired. Total goodwill associated with the reporting unit is approximately $20.6 million at December 31, 2002. The financial impact associated with site closure prior to the expiration of our CUP cannot be reasonably estimated at this time. Although the Company feels that its case is meritorious, the ultimate outcome of the litigation cannot be determined at this time.

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

      In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $625,000 to $2,500,000 depending on future circumstances. The Company estimated its exposure at approximately $1.9 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company previously recorded a special charge of $2.2 million in its December 31, 2001, financial statements to record the estimated exposure for this matter and related legal expenses. The Company believes remaining accruals of approximately $1 million as of December 31, 2002, are adequate to provide for its exposures. The final resolution of these exposures could be substantially different from the amount recorded.

AON

      On October 4, 2001, the Company filed suit in the 24th Judicial District Court of Jackson County, Texas, against our insurance broker, AON Risk Services of Texas, Inc. ("AON"), and the several insurance companies that reinsured the policies issued by Reliance (the "Reinsurers") (the "AON Suit"). In the AON Suit, Synagro is seeking a judgment against AON for any and all sums that it may become liable for as a result of any settlement of, or the entry of any judgment in, the Lopez Suit, and any and all costs associated with defense thereof, as a result of the Company's assertion of negligence by AON in placing the entirety of the Company's insurance coverage with Reliance and AON's failure to obtain "cut through endorsements" to the Reliance policies, which would enable the Company to proceed directly against the Reinsurers. Synagro is also seeking a declaratory judgment against the Reinsurers declaring that the Reinsurers owe Synagro a duty of defense and indemnity in the Lopez Suit as a result of the Reinsurers' participation in the investigation, evaluation, and handling of the Lopez Suit, as a result of any "cut through endorsements" that may have been obtained by AON, and by virtue of a "fronting arrangement" whereby most or all of certain Reliance policies were reinsured. The AON Suit is at an early stage, and the ultimate outcome of this litigation, including amounts, if any, that may be recovered by the Company, cannot be determined at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGE

      The Company's Common Stock is listed on the Nasdaq Small Cap Market ("Nasdaq"), and trades under the symbol "SYGR." The following table presents the high and low closing prices for the Company's Common Stock for each fiscal quarter of the Company's fiscal years ended 2002 and 2001, as reported by the Nasdaq.

                                                     HIGH        LOW
                                                   --------    --------
                  FISCAL YEAR 2002
                  First Quarter ..............     $   2.54    $   2.00
                  Second Quarter .............         3.50        2.31
                  Third Quarter ..............         3.35        2.07
                  Fourth Quarter .............         2.73        1.95

                  FISCAL YEAR 2001
                  First Quarter ..............     $   2.31    $   1.56
                  Second Quarter .............         2.70        1.70
                  Third Quarter ..............         2.44        1.75
                  Fourth Quarter .............         2.28        1.70

      As of March 6, 2003, the Company had 19,775,821 shares of Common Stock issued and outstanding. On that date, there were 256 holders of record of the Company's Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

      The following table summarizes as of December 31, 2002, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans:

                                                                                                           Number of Securities
                                                                 Number of                                Remaining Available for
                                                             Securities to be                              Future Issuance Under
                                                                Issued upon        Weighted Average         Equity Compensation
                                                                Exercise of       Exercise Price of                Plans
                                                             Outstanding Stock    Outstanding Stock        (Excluding Securities
                                                                  Options              Options           Reflected in column (a))
           Plan Category                                            (a)                  (b)                        (c)
           -------------                                            ---                  ---                        ---
           Equity compensation plans approved by
              security holders (1) ...................            6,700,162              $ 2.84                   2,379,000
           Equity compensation not approved by
              Security holders (2) ...................            2,031,954              $ 3.36                          --
                                                                  ---------                                       ---------
           Total .....................................            8,732,116                                       2,379,000
                                                                  =========                                       =========

      (1) The Company has outstanding stock options granted under the 2000 Stock Option Plan ("The 2000 Plan") and the Amended and Restated 1993 Stock Option Plan ("the Plan") for officers, directors and key employees of the Company. There were 2,379,000 options for shares of common stock reserved under the 2000 Plan for future grants. Effective with the approval of the 2000 Plan, no further grants will be made under the 1993 Plan.

      (2) Represents options granted pursuant to individual stock option agreements. An aggregate of 1,181,954 options were granted to executive officers in 1998 and prior. These options had an exercise price equal to the market price, vested over three years, and expire ten years from the date of grant. An aggregate of 850,000 options were granted to executive officers as an inducement essential to the individuals entering into an employment contract with the Company. These options have an exercise price equal to market value on the date of grant, vest over three years, and expire ten years from the date of grant.

ITEM 6. SELECTED FINANCIAL DATA

      The following table summarizes selected consolidated financial data of the Company for each fiscal year of the five-year period ended December 31, 2002. The following selected consolidated financial data has been restated for the acquisition of National Resource Recovery, Inc. in 1999, which was accounted for as a pooling-of-interests and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, included elsewhere herein.

      The consolidated financial statements for the years ended December 31, 1998, through 2001, were audited by Arthur Andersen LLP ("Andersen"), who has ceased operations. A copy of the report previously issued by Andersen on the Company's financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, is included elsewhere in this Form 10-K. Such report has not been reissued by Andersen.

                                                                                        YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------------------------
                                                                   2002            2001           2000          1999        1998
                                                                 ---------      ---------      ---------      -------     --------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIO)
            Sales ..........................................     $ 272,628      $ 260,196      $ 163,098      $56,463     $ 33,565
            Gross profit ...................................        70,748         68,275         43,198       13,992        5,449
            Selling, general and administrative
              expenses .....................................        22,935         21,784         14,337        6,876        4,181
            Reorganization expenses ........................           905             --             --           --           --
            Special charges (credit), net ..................            --         (4,982)            --        1,500          (64)
            Amortization of intangibles ....................           108          4,489          3,516        1,527          629
            Interest expense, net ..........................        23,498         26,969         18,908        3,236        1,558
            Net income (loss) before extraordinary loss
               on early retirement of debt, net of tax,
               cumulative effect of change in accounting for
               derivatives, preferred stock dividends and
               noncash beneficial conversion charge ........        15,553         19,664          6,551        1,148         (537)
            Extraordinary loss on early retirement of debt,
              net of tax benefits, of $2,751 ...............         4,489             --             --           --           --
            Cumulative effect of change in accounting
              for derivatives ..............................            --          1,861             --           --           --
            Preferred stock dividends ......................         7,659          7,248          3,939           --          420
            Noncash beneficial conversion charge ...........            --             --         37,045           --        3,515
            Net income (loss) applicable to common
              stock ........................................     $   3,405      $  10,555      $ (34,433)     $ 1,148     $ (4,472)

            Basic -
              Earnings per share before extraordinary loss
                on early retirement of debt, net of tax
                benefit, cumulative effect of change in
                accounting for derivatives, and noncash
                beneficial conversion charge ...............     $    0.40      $    0.64      $    0.14      $  0.07     $  (0.09)
              Extraordinary loss on early retirement of
                debt, net of tax benefit ...................         (0.23)            --             --           --           --
              Cumulative effect of change in accounting for
                derivatives ................................            --          (0.10)            --           --           --
              Noncash beneficial conversion charge .........            --             --          (1.92)     $    --     $  (0.31)
                                                                 ---------      ---------      ---------      -------     --------
              Net income (loss) per share - basic ..........     $    0.17      $    0.54      $   (1.78)     $  0.07     $  (0.40)
                                                                 =========      =========      =========      =======     ========

            Diluted -
              Earnings per share before preferred stock
                dividends (when dilutive), extraordinary
                loss on early retirement of debt, net of
                tax benefit, cumulative effect of change
                in accounting for derivatives, and noncash
                beneficial conversion charge ...............     $    0.30      $    0.40      $    0.14      $  0.07     $  (0.09)
              Extraordinary loss on early retirement of
                debt, net of tax benefit ...................         (0.09)            --             --           --           --
              Cumulative effect of change in accounting for
                derivatives ................................            --          (0.04)            --           --           --
              Noncash beneficial conversion charge .........            --             --          (1.92)     $    --     $  (0.31)
                                                                 ---------      ---------      ---------      -------     --------
              Net income (loss) per share - diluted ........     $    0.21      $    0.36      $   (1.78)     $  0.07     $  (0.40)
                                                                 =========      =========      =========      =======     ========

            Working capital ................................     $  19,069      $   7,315      $  17,734      $ 3,982     $  5,692
            Total assets ...................................       493,467        451,948        449,362       99,172       66,622
            Total long-term debt, net of current
              maturities ...................................       283,530        249,016        279,098       42,182       28,330
            Stockholders' equity ...........................        65,800         61,891         53,564       45,314       34,249

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

BACKGROUND

      We generate substantially all of our revenue by providing water and wastewater residuals management services to municipal and industrial customers. We provide our customers with complete, vertically-integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application. We currently serve more than 1,000 customers in 35 states and the District of Columbia. Our contracts typically have inflation price adjustments, renewal clauses and broad force majeure provisions. In 2002, we experienced a contract retention rate (both renewals and rebids) of approximately 87 percent.

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

      Our costs relating to service contracts include processing, transportation, spreading and disposal costs, and depreciation of operating assets. Our costs relating to construction contracts primarily include subcontractor costs related to design, permit and general construction. Our selling, general and administrative expenses are comprised of accounting, information systems, marketing, legal, human resources, regulatory compliance, and regional and executive management costs. Historically, we have included amortization of goodwill resulting from acquisitions as a separate line item in our income statement. Effective January 1, 2002, goodwill is no longer amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and the line item will contain only amortization of intangibles for the year ended December 31, 2002.

RESULTS OF OPERATIONS

      The following table sets forth certain items included in the Selected Financial Data as a percentage of revenue for the periods indicated:

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                                 --------------------------
                                                                                                 2002        2001     2000
                                                                                                 -----      -----     -----
     STATEMENT OF OPERATIONS DATA:
     Revenue ...............................................................................     100.0%     100.0%    100.0%
     Gross profit ..........................................................................      26.0%      26.2%     26.5%
     Selling, general and administrative expenses ..........................................       8.4%       8.4%      8.8%
     Reorganization costs ..................................................................       0.3%        --        --
     Special credits, net ..................................................................        --       (1.9)%      --
     Amortization of intangibles ...........................................................        --        1.7%      2.2%
     Income from operations ................................................................      17.2%      18.1%     15.5%
     Interest expense, net .................................................................       8.6%      10.4%     11.6%
     Income before provision for income taxes ..............................................       9.2%       7.8%      4.0%
     Net income before extraordinary loss on early retirement of debt, net of the tax benefit, cumulative effect of change in accounting for derivatives,
       preferred stock dividends and noncash beneficial conversion charge ..................       5.7%       7.6%      4.0%

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

      For the year ended December 31, 2002, revenue was approximately $272,628,000 compared to approximately $260,196,000 for the same period in 2001, an increase of approximately $12,432,000, or 4.8 percent, with approximately $3,500,000 relating to the Earthwise acquisition and the balance from internal growth.

      Cost of services and gross profit for the year ended December 31, 2002, were approximately $201,880,000 and $70,748,000, respectively, compared to approximately $191,921,000 and $68,275,000, respectively, for the year ended 2001. Gross profit, as a percentage of revenue, was 26.0 percent in 2002 compared to 26.2 percent in 2001.

      Selling, general and administrative expenses were approximately $22,935,000, or 8.4 percent of revenues, for the year ended December 31, 2002, compared to approximately $21,784,000, or 8.4 percent of revenues, for 2001, an increase of approximately $1,151,000, but no change as a percentage of revenues.

      During 2002, the Company decided to reorganize by reducing the number of its operating regions, which resulted in approximately $678,000 of severance costs in connection with the termination of 39 employees and approximately $227,000 of terminated office lease arrangements. The total costs incurred of approximately $905,000 have been reported as reorganization costs in 2002. There were no such reorganization costs in the prior year.

      Special credits, net, totaling approximately $4,982,000 in 2001 included an approximately $6,043,000 gain from a litigation settlement related to claims between us and Azurix Corp. arising from financing and merger discussions between the companies that were terminated in October 1999 and settled in September 2001, an approximately $1,100,000 gain resulting from the settlement of other litigation, partially offset by a $2,161,000 charge for our estimated net exposure for unpaid insurance claims and other costs related to our 1998 and 1999 policy periods with our previous underwriter, Reliance National Indemnity Company, which is in liquidation. There were no special charges or credits in 2002.

      Amortization of intangibles decreased from approximately $4,489,000 in 2001 to approximately $108,000 in 2002 as a result of the adoption of SFAS No. 142 in January 2002, which no longer allows the amortization of goodwill.

      As a result of the foregoing, income from operations for the year ended December 31, 2002, was approximately $46,801,000 compared to approximately $46,984,000 for the same period in 2001, a decrease of approximately $183,000 or
0.4 percent.

      Other income for the year ended December 31, 2002, was approximately $1,786,000 compared to approximately $221,000 for the same period in 2001. The increase relates primarily to a noncash gain of approximately $1,700,000 related to market value adjustments on a fixed-to-floating interest rate swap agreement. There was no such item in 2001.

      Interest expense for the year ended December 31, 2002, was approximately $23,498,000 compared to approximately $26,969,000 for the same period in 2001. Interest expense as a percent of revenue decreased from 10.4 percent in 2001 to
8.6 percent in 2002. The decrease in interest expense is related to reductions in debt funded from cash flow from operations and a decrease in the Company's weighted average interest rate.

      For the year ended December 31, 2002, the Company recorded a provision for income taxes of approximately $9,535,000 compared to $573,000 in the prior year. There were minimal tax requirements in 2001 as the valuation allowance related to certain deferred taxes offset deferred tax provision requirements. The Company's 2002 tax provision is principally a deferred provision that will not significantly impact cash flow since the Company has significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.

      As a result of the foregoing, net income before extraordinary loss on early retirement of debt, net of tax benefit, cumulative effect of change in accounting for derivatives, preferred stock dividends, and noncash beneficial conversion charges of approximately $15,554,000 was reported for the year ended December 31, 2002, compared to approximately $19,664,000 for the same period in 2001.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

      For the year ended December 31, 2001, revenue was approximately $260,196,000 compared to approximately $163,098,000 for the same period in 2000, an increase of approximately $97,098,000, or 59.5 percent. The increase primarily relates to the full-year effect on revenues from our acquisitions in 2000 and internal growth.

      Cost of services and gross profit for the year ended December 31, 2001, were approximately $191,921,000 and $68,275,000, respectively, compared to approximately $119,900,000 and $43,198,000, respectively, for the year ended 2000, resulting in a decrease in gross profit as a percentage of revenue from
26.5 percent in 2000 to 26.2 percent in 2001. The decrease in gross profit as a percentage of revenue is primarily attributable to pass through construction revenue on a $4,500,000 contract to design and build a manure-to-energy anaerobic digester facility for the Inland Empire Utilities Agency and lower margins on another contract that is incurring startup expenses.

      Selling, general and administrative expenses were approximately $21,784,000 for the year ended December 31, 2001, compared to approximately $14,337,000 for 2000, an increase of approximately $7,447,000 or 51.9 percent. The increase relates primarily to personnel added as a result of our acquisitions in 2000. Selling, general and administrative expenses decreased from 8.8 percent of revenue in 2000 to 8.0 percent of revenue in 2001. The decrease relates to leverage of certain fixed administrative costs and cost savings resulting from the integration of our acquisitions in 2000.

      Special credits, net, totaling approximately $4,982,000 in 2001 included an approximately $6,043,000 nonrecurring gain from a litigation settlement related to claims between us and Azurix Corp. arising from financing and merger discussions between the companies that were terminated in October 1999 and settled in September 2001, an approximately $1,100,000 gain resulting from the settlement of other litigation, partially offset by a $2,161,000 charge for our estimated net exposure for unpaid insurance claims and other costs related to our 1998 and 1999 policy periods with our previous underwriter, Reliance Insurance Company, which is in insolvency proceedings. There were no special charges or credits in 2000.

      Amortization of goodwill increased from approximately $3,516,000 in 2000 to approximately $4,489,000 in 2001 due to full-year amortization on our acquisitions in 2000.

      As a result of the foregoing, income from operations for the year ended December 31, 2001, was approximately $46,984,000 compared to approximately $25,345,000 for the same period in 2000, an increase of approximately $21,639,000 or 85.4 percent. Income from operations, excluding the special credit, net, as a percentage of revenue increased from 15.5 percent in 2000 to
16.2 percent in 2001.

      Interest expense for the year ended December 31, 2001, was approximately $26,969,000 compared to approximately $18,908,000 for the same period in 2000. Interest expense as a percent of revenue decreased from 11.6 percent in 2000 to
10.4 percent in 2001. The increase in interest expense is related to the additional debt incurred to finance our acquisitions in 2000 partially offset by interest savings due to approximately $27,000,000 of principle payments made in 2001 from cash generated from operations and lower market interest rates on our floating rate debt.

      Other income for the year ended December 31, 2001, was approximately $221,000 compared to approximately $114,000 for the same period in 2000. The increase relates primarily to gains on sale of assets.

      For the year ended December 31, 2001, we recorded a provision for income taxes of approximately $573,000 as the prior year valuation allowance related to certain deferred tax assets no longer offset deferred tax provision requirements. See Note 8 in the accompanying notes to consolidated financial statements.

      As a result of the foregoing, net income before cumulative effect of change in accounting for derivatives, preferred stock dividends, and noncash beneficial conversion charges of approximately $19,664,000 was reported for the year ended December 31, 2001, compared to approximately $6,551,000 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      During the past three years, our principal sources of funds were cash generated from our operating activities and long-term borrowings. We use cash mainly for capital expenditures, working capital and debt service. In the future, we expect that we will use cash principally to fund working capital, our debt service and repayment obligations, and capital expenditures. In addition, we may use cash to pay dividends on our preferred stock and potential earn out payments resulting from prior acquisitions. We have historically financed our acquisitions principally through the issuance of equity and debt securities, our credit facility, and funds provided by operating activities.

HISTORICAL CASH FLOWS

      Cash Flows from Operating Activities. For the year ended December 31, 2002, cash flows from operating activities were approximately $29,651,000 compared to approximately $38,208,000 for the same period in 2001, a decrease of approximately $8,557,000, or 22.4 percent. The decrease primarily relates to a cash gain of approximately $6,043,000 from a litigation settlement in 2001 and an increase in prepaid and other costs associated with long-term contracts, partially offset by an increase in deferred taxes.

      Cash Flows from Investing Activities. For the year ended December 31, 2002, cash flows used for investing activities were approximately $16,689,000 compared to approximately $14,049,000 for the same period in 2001, an increase of approximately $2,640,000. The increase primarily relates to the acquisition of Earthwise.

      Cash Flows from Financing Activities. For the year ended December 31, 2002, cash flows used for financing activities were approximately $12,975,000 compared to approximately $28,505,000 for the same period in 2001, a decrease of approximately $15,530,000. The decrease primarily relates to the use of funds for debt issuance costs related to refinancing debt in April and May of 2002 and the acquisition of Earthwise.

CAPITAL EXPENDITURE REQUIREMENTS

      Capital expenditures for the year ended December 31, 2002, totaled approximately $21,833,000, which includes capital leases of approximately $9,828,000, compared to approximately $13,313,000 in 2001. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments and growth. We expect our capital expenditures for 2003 to be approximately $13 to $14 million.

DEBT SERVICE REQUIREMENTS

      In August 2002, the Company incurred indebtedness of $1.5 million in connection with the Earthwise acquisition. Terms of the note issued in connection with the acquisition require three annual, equal installments beginning October 2003. Interest of five percent per annum is payable quarterly beginning October 1, 2002.

      In May 2002, the Company entered into a new $150 million senior credit facility that provides for a $70 million funded term loan and up to a $50 million revolver, with the ability to increase the total commitment to $150 million. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the private placement of our 9 1/2 percent Senior Subordinated Notes due 2009. This new facility is secured by substantially all of the Company's assets and those of its subsidiaries (other than assets securing nonrecourse debt) and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and sale of assets. The new senior credit agreement contains standard covenants, including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. During the three months ended June 30, 2002, the Company recorded a noncash extraordinary charge, net of tax, of approximately $4.5 million, which represents the unamortized deferred debt costs related to the debt that was repaid with the net proceeds received from the 9 1/2 percent Senior Subordinated Notes due 2009 and the new senior credit facility. The Company believes that its effective interest rate on the 9 1/2 percent Senior Subordinated Notes due 2009 and the new credit facility is not materially different than the effective interest rate on its previously existing debt. The Company's 2002 minimum principal payment due on its long-term debt decreased by approximately $12 million under the terms of the 9 1/2 percent Senior Subordinated Notes due 2009 and the new credit facility compared to the terms of its previously existing debt. Requirements for mandatory debt payments from excess cash flows, as defined, are unchanged in the new credit facility.

      In April 2002, the Company completed the private placement of $150 million aggregate principal amount of 9 1/2 percent Senior Subordinated Notes due 2009 and used the proceeds to pay down approximately $92 million of senior bank debt and to pay off approximately $53 million of 12 percent subordinated debt. In September 2002, the Company exchanged all of its outstanding unregistered 9 1/2 percent Senior Subordinated Notes due 2009 for registered 9 1/2 percent Senior Subordinated Notes due 2009, with substantially identical terms.

      In 1996, the Maryland Energy Financing Administration issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58,550,000. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now our wholly owned subsidiary and known as Synagro -- Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Maryland Project Revenue Bonds in connection with its acquisition of the Bio Gro Division of Waste Management, Inc. in 2000. Maryland Project Revenue Bonds in the aggregate amount of $12,185,000 have already been paid, and the remaining Maryland Project Revenue Bonds bear interest at annual rates between 5.65 percent and 6.45 percent and mature on dates between December 1, 2003, and December 1, 2016.

      In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds ("Sacramento Biosolids Facility Project") in the aggregate amount of $21,275,000. The nonrecourse revenue bonds consist of $20,075,000 Series 2002-A and $1,200,000 Series 2002-B (taxable) (collectively, the "Bonds"). The Authority loaned the proceeds of the Bonds to Sacramento Project Finance, Inc., a wholly owned subsidiary of the Company, pursuant to a loan agreement dated December 1, 2002. The loan will finance the acquisition, design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional Sanitation District. The Bonds bear interest at annual rates between
4.25 percent and 5.5 percent and mature on dates between December 1, 2006, and December 1, 2024.

      At December 31, 2002, future minimum principal payments of long-term debt, Nonrecourse Project Revenue Bonds (see Note 6) and Capital Lease Obligations (see Note 7) are as follows:

                                                                     NONRECOURSE          CAPITAL
                                                  LONG-TERM            PROJECT             LEASE
              YEAR ENDED DECEMBER 31,                DEBT           REVENUE BONDS       OBLIGATIONS             TOTAL
              -----------------------           ------------        -------------       -----------         ------------
            2003 ......................         $  1,111,410         $ 2,430,000         $1,279,667         $  4,821,077
            2004 ......................            1,111,410           2,570,000          1,405,082            5,086,492
            2005 ......................            1,111,410           2,710,000          1,406,829            5,228,239
            2006 ......................              611,410           1,191,000          1,396,572            3,198,982
            2007 ......................              604,875                  --          1,032,342            1,637,217
            2008-2012 .................          207,311,875          21,565,000          2,697,299          231,574,174
            2013-2017 .................                   --          26,274,870                 --           26,274,870
            Thereafter ................                   --          10,530,349                 --           10,530,349
                                                ------------         -----------         ----------         ------------
            Total .....................         $211,862,390         $67,271,219         $9,217,791         $288,351,400
                                                ============         ===========         ==========         ============

      We lease certain facilities and equipment under noncancelable, long-term operating lease agreements. Minimum annual rental commitments under these leases are as follows:

                           YEAR ENDING DECEMBER 31,
                           ------------------------
                           2003 ...............................     $   5,203,000
                           2004 ...............................         4,720,000
                           2005 ...............................         3,968,000
                           2006 ...............................         3,477,000
                           2007 ...............................         2,762,000
                           Thereafter .........................        17,008,000
                                                                    -------------
                                                                    $  37,138,000
                                                                    =============

      In 2002, we entered into three capital leases totaling approximately $9,298,000 for transportation equipment. Future minimum lease payments, together with the present value at the minimum lease payments, are as follows:

              YEAR ENDED DECEMBER 31,
              -----------------------
                   2003 ........................................................        $ 1,914,884
                   2004 ........................................................          1,964,243
                   2005 ........................................................          1,844,893
                   2006 ........................................................          1,676,336
                   2007 ........................................................          1,248,143
                   Thereafter ..................................................          2,697,296
                                                                                        -----------
              Total minimum lease payments .....................................         11,345,795
              Amount representing interest .....................................         (2,128,004)
                                                                                        -----------
                   Present value of minimum lease payments .....................          9,217,791
                   Current portion of capital lease obligations ................         (1,279,667)
                                                                                        -----------
                   Long-term capital lease obligation ..........................        $ 7,938,124
                                                                                        ===========

      We believe we will have sufficient cash generated by our operations and available through our existing credit facility to provide for future working capital and capital expenditure requirements that will be adequate to meet our liquidity needs for the foreseeable future, including payment of interest on our credit facility and payments on the Nonrecourse Project Revenue Bonds. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that any cost savings and any operating improvements will be realized or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our credit facility, on commercially reasonable terms or at all.

SERIES D REDEEMABLE PREFERRED STOCK

      We have authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, we issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which are convertible by the holders into a number of shares of our common stock computed by dividing
(i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to our common stock or any other of our equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at our option. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the shares of Series D Preferred Stock, excluding accrued dividends, were converted at December 31, 2002, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

      We have authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,024.58 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of our common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to our common stock or any other of our equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at our option. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the shares of Series E Preferred Stock, excluding accrued dividends, were converted at December 31, 2002, they would represent 17,903,475 shares of common stock.

      The future issuance of Series D and Series E Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value of the Company's common stock is higher than the conversion price at the date of issuance.

RECENT ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which requires that we recognize all derivative instruments as assets or liabilities in our balance sheet and measure them at their fair value. Changes in the fair value of a derivative are recorded in income or directly to equity, depending on the instrument's designed use. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into income when the hedged transaction affects income, while the ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current income during the period of the change in fair values. The noncash transition adjustment related to the adoption of this statement has been reflected as a "cumulative effect of change in accounting for derivatives" of approximately $1,861,000 charged to net income and approximately $2,058,000 charged to accumulated other comprehensive income included in stockholders' equity as of January 1, 2001. See Note 5 to the consolidated financial statements for discussion of our current derivative contracts and hedging activities.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives. Management of the Company has completed the initial impairment test required by the provisions of SFAS No. 142 as of January 1, 2002, and determined that there has not been an impairment of our goodwill. Beginning January 1, 2002, we will no longer amortize goodwill. During 2001, we recorded goodwill amortization of approximately $4.5 million.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. The Company's asset retirement obligations primarily consist of equipment dismantling and foundation removal at certain of its facilities and temporary storage facilities. The estimated noncash transition adjustment of approximately $500,000, net of tax, related to the adoption of this statement will be reflected as "cumulative effect of a change in accounting for asset retirement obligations" in the statement of operations for the three months ended March 31, 2003.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. The Company adopted SFAS No. 144 during the first quarter of 2002 and there was no effect on the Company's results of operations and financial position.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. As a result of this statement the Company expects to reclassify its 2002 extraordinary loss on early extinguishments of debt, net of tax, above the line to other expense and income tax expense, respectively.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

The Company adopted SFAS No. 146 during the first quarter of 2003 and there was no effect on the Company's results of operations and financial position.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Companies must disclose in both annual and interim financial statements the method used to account for stock-based compensation. The Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for its plan. Therefore, no compensation cost has been recognized in the consolidated financial statements for the Company's stock option plan.

       In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Company has adopted the disclosure requirements of FIN 45 in the 2002 consolidated financial statements and will apply the initial recognition and measurement provisions of the standard prospectively in 2003.

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

      Property and Equipment/Long-Lived Assets - Management adopted SFAS No. 144 during the first quarter 2002. Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges.

      The Company has contracts for the design, permitting and construction of biosolids processing facilities. If the permits and/or other government approvals are not obtained, the Company may not be reimbursed for its costs incurred. The Company has approximately $4,505,000 of design and permitting costs included in other long-term assets at December 31, 2002.

      Goodwill - Goodwill attributable to the Company's reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually at year end unless factors become known that an impairment may have occurred prior to year end.

      Purchase Accounting -- We estimate the fair value of assets, including property, machinery and equipment and its related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition.

      Income Taxes -- We assume the deductibility of certain costs in our income tax filings and estimate the recovery of deferred income tax assets.

      Legal and Contingency Accruals -- We estimate and accrue the amount of probable exposure we may have with respect to litigation, claims and assessments.

      Fair Value of Financial Instruments -- The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these instruments. Management believes the carrying amounts of the current and long-term debt approximate their fair value based on interest rates for the same or similar debt offered to the Company having the same or similar terms and maturities.

      Self-Insurance Reserves -- Through the use of actuarial calculations, we estimate the amounts required to settle insurance claims.

      Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

OTHER

      We maintain two leases with an affiliate of one of our stockholders. The first lease has an initial term through July 31, 2004, with an option to renew for an additional five-year period. Rental payments made under this lease in 2002 totaled approximately $97,000. The second lease has an initial term through December 31, 2013. Rental payments made under the second lease in 2002 totaled approximately $110,000.

      As of December 31, 2002, we had generated net operating loss ("NOL") carryforwards of approximately $86 million available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our carryforwards. Accordingly, our ability to utilize our NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for federal income tax purposes. As we have incurred losses in recent years and the utilization of these carryforwards could be limited as discussed above, a valuation allowance has been established to partially offset the deferred tax asset at December 31, 2002 and 2001. We estimate that our effective tax rate in 2003 will approximate 38 percent of pre-tax income. Substantially all of our tax provision over the next several years is expected to be deferred in nature due to significant tax deductions in excess of book deductions for goodwill and depreciation.

RISKS RELATING TO FORWARD-LOOKING STATEMENTS

      We are including the following cautionary statements to secure the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for all forward-looking statements made by us in this Annual Report on Form 10-K. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or trends, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. In addition, from time to time, we (or our representatives) may make forward-looking statements of this nature in our annual report to shareholders, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases or in oral or written presentations to shareholders, securities analysts, members of the financial press or others. All such forward-looking statements, whether written or oral, and whether made by or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the forward-looking statements speak only of the Company's views as of the date the statement was made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date thereof. Forward-looking statements involve risks and uncertainties which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. We believe that all forward-looking statements made by us have a reasonable basis, but there can be no assurance that management's expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to, the factors discussed below.

FEDERAL WASTEWATER TREATMENT AND BIOSOLID REGULATIONS MAY RESTRICT OUR OPERATIONS OR INCREASE OUR COSTS OF OPERATIONS.

      Federal wastewater treatment and wastewater residuals laws and regulations impose substantial costs on us and affect our business in many ways. If we are not able to comply with the governmental regulations and requirements that apply to our operations, we could be subject to fines and penalties, and we may be required to spend large amounts to bring operations into compliance or to temporarily or permanently stop operations that are not permitted under the law. Those costs or actions could have a material adverse effect on our business, financial condition and results of operations.

      Federal environmental authorities regulate the activities of the municipal and industrial wastewater generators and enforce standards for the discharge from wastewater treatment plants (effluent wastewater) with permits issued under the authority of the Clean Water Act, as amended. The treatment of wastewater produces an effluent and wastewater solids. The treatment of these solids produces biosolids. The Part 503 Regulations regulate the use and disposal of biosolids and wastewater residuals and establish use and disposal standards for biosolids and wastewater residuals that are applicable to publicly and privately owned wastewater treatment plants in the United States. Biosolids may be surface disposed in landfills, incinerated, or applied to land for beneficial use in accordance with the requirements established by the regulations. To the extent demand for our wastewater residuals treatment methods is created by the need to comply with the environmental laws and regulations, any modification of the standards created by such laws and regulations, or in their enforcement, may reduce the demand for our wastewater residuals treatment methods. Changes in these laws or regulations and/or changes in the enforcement of these laws or regulations may also adversely affect our operations by imposing additional regulatory compliance costs on us, and requiring the modification of and/or adversely affecting the market for our wastewater residuals management services.

WE ARE SUBJECT TO EXTENSIVE AND INCREASINGLY STRICT FEDERAL, STATE AND LOCAL ENVIRONMENTAL REGULATION AND PERMITTING.

      Our operations are subject to increasingly strict environmental laws and regulations, including laws and regulations governing the emission, discharge, disposal and transportation of certain substances and related odor. Wastewater treatment plants and other plants at which our biosolids management services may be implemented are usually required to have permits, registrations and/or approvals from state and/or local governments for the operation of such facilities. Some of our facilities require air, wastewater, storm water, composting, use or siting permits, registrations or approvals. We may not be able to maintain or renew our current permits, registrations or licensing agreements or to obtain new permits, registrations or licensing agreements, including for the land application of biosolids when necessary. The process of obtaining a required permit, registration or license agreement can be lengthy and expensive. We may not be able to meet applicable regulatory or permit requirements, and therefore may be subject to related legal or judicial proceedings.

      Many states, municipalities and counties have regulations, guidelines or ordinances covering the land application of biosolids, many of which set either a maximum allowable concentration or maximum pollutant-loading rate for at least one pollutant. The Part 503 Regulations also require certain monitoring to ensure that certain pollutants or pathogens are below thresholds. The EPA has considered increasing these thresholds or adding new thresholds for different substances, which could increase our compliance costs. In addition, some states have established management practices for land application of biosolids. Some members of Congress, some state or local authorities, and some private parties, have sought to prohibit or limit the land application, agricultural use, thermal processing or composting of biosolids. In states where we currently conduct business, certain counties and municipalities have banned the land application of Class B biosolids. Other states and local authorities are reviewing their current regulations relative to land application of biosolids. There can be no assurances that prohibition or limitation efforts will not be successful and have a material adverse effect on our business, financial condition and results of operations. In addition, many states enforce landfill restrictions for nonhazardous biosolids and some states have site restrictions or other management practices governing lands. These regulations typically require a permit to use biosolid products (including incineration ash) as landfill daily cover material or for disposal in the landfill. It is possible that landfill operators will not be able to obtain or maintain such required permits.

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

OUR ABILITY TO GROW MAY BE LIMITED BY DIRECT OR INDIRECT COMPETITION WITH OTHER BUSINESSES THAT PROVIDE SOME OR ALL OF THE SAME SERVICES THAT WE PROVIDE.

      We provide a variety of services relating to the transportation and treatment of wastewater residuals. We are in direct and indirect competition with other businesses that provide some or all of the same services including small local companies, regional residuals management companies, and national and international water and wastewater operations/privatization companies, technology suppliers, municipal solid waste companies, farming operations and, most significantly, municipalities and industries who choose not to outsource their residuals management needs. Some of these competitors are larger, more firmly established and have greater capital resources than we have.

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

OUR CUSTOMER CONTRACTS MAY BE TERMINATED PRIOR TO THE EXPIRATION OF THEIR TERM.

      A substantial portion of our revenue is derived from services provided under contracts and written agreements with our customers. Some of these contracts, especially those contracts with large municipalities (including our largest contract and at least four of our other top ten customers), provide for termination of the contract by the customer after giving relative short notice (in some cases as little as ten days). In addition, some of these contracts contain liquidated damages clauses, which may or may not be enforceable in the event of early termination of the contracts. If one or more of these contracts are terminated prior to the expiration of its term, and we are not able to replace revenues from the terminated contract or receive liquidated damages pursuant to the terms of the contract, the lost revenue could have a material and adverse effect on our business, financial condition and results of operation.

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS.

      Our business depends on provision of our services to a limited number of customers. One or more of these customers may stop buying services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. For the year ended December 31, 2002, our single largest customer accounted for 15 percent of our revenues and our top ten customers accounted for approximately 35 percent of our revenues.

WE MAY NOT BE ABLE TO OBTAIN BONDING REQUIRED IN CONNECTION WITH CERTAIN CONTRACTS ON WHICH WE BID.

      Consistent with industry practice, we are required to post performance bonds in connection with certain contracts on which we bid. In addition, we are often required to post both performance and payment bonds at the time of execution of contracts for commercial, federal, state and municipal projects. The amount of bonding capacity offered by sureties is a function of the financial health of the entity requesting the bonding. Although we could issue letters of credit under our credit facility for bonding purposes, if we are unable to obtain bonding in sufficient amounts we may be ineligible to bid or negotiate on projects. As of March 21, 2003, we had a bonding capacity of approximately $182 million with approximately $127 million utilized as of that date.

WE ALWAYS FACE THE RISK OF LIABILITY AND INSUFFICIENT INSURANCE.

      We carry $51 million of liability insurance (including umbrella coverage), and under a separate policy, $10 million of aggregate pollution and legal liability insurance ($10 million each loss) subject to retroactive dates, which we consider sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations. It is possible that we will not be able to maintain such insurance coverage in the future. Further, we could face personal injury, third-party or environmental claims or other damages resulting in substantial liability for which we are uninsured and which could have a material adverse effect on our business, financial condition and results of operations.

      Our insurance programs utilize large deductible/self-insured retention plans offered by a commercial insurance company. Large deductible/self-insured retention plans allow us the benefits of cost-effective risk financing while protecting us from catastrophic risk with specific stop-loss insurance limiting the amount of self-funded exposure for any one loss.

WE ARE DEPENDENT ON THE AVAILABILITY AND SATISFACTORY PERFORMANCE OF SUBCONTRACTORS FOR OUR DESIGN AND BUILD OPERATIONS.

      We participate in design and build construction operations usually as a general contractor. Virtually all design and construction work is performed by unaffiliated third-party subcontractors. As a consequence, we are dependent upon the continued availability of and satisfactory performance by these subcontractors for the design and construction of our facilities. The insufficient availability of and unsatisfactory performance by these unaffiliated third-party subcontractors could have a material adverse effect on our business, financial condition and results of operations. Further, as the general contractor, we are legally responsible for the performance of our contracts and if such contracts are underperformed or nonperformed by our subcontractors, we could be financially responsible. Although our contracts with our subcontractors provide for indemnification if our subcontractors do not satisfactorily perform their contract, such indemnification may not cover our financial losses in attempting to fulfill the contractual obligations.

WE ARE AFFECTED BY UNUSUALLY ADVERSE WEATHER AND WINTER CONDITIONS.

      Our business is adversely affected by unusual weather conditions and unseasonably heavy rainfall, which can temporarily reduce the availability of land application sites in close proximity to our business upon which biosolids can be beneficially reused and applied to crop land. In addition, our revenues and operational results are adversely affected during the winter months when the ground freezes thus limiting the level of land application that can be performed. Long periods of inclement weather could reduce our revenues and operational results causing a material adverse effect on our business and financial condition.

FLUCTUATIONS IN FUEL COSTS COULD INCREASE OUR OPERATING EXPENSES AND NEGATIVELY IMPACT OUR NET INCOME.

      The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Because fuel is needed to run the fleet of trucks that service our customers, our incinerators, our dryers and other facilities, price escalations or reductions in the supply of fuel could increase our operating expenses and have a negative impact on net income. In the past, we have implemented a fuel surcharge to offset increased fuel costs. However, we are not always able to pass through all or part of the increased fuel costs due to the terms of certain customers' contracts and the inability to negotiate such pass through costs in a timely manner.

WE ARE NOT ABLE TO GUARANTEE THAT OUR ESTIMATED REMAINING CONTRACT VALUE, WHICH WE CALL BACKLOG, WILL RESULT IN ACTUAL REVENUES IN ANY PARTICULAR FISCAL PERIOD.

      Any of the contracts included in our backlog, or estimated remaining contract value, presented herein may not result in actual revenues in any particular period or the actual revenues from such contracts may not equal our backlog. In determining backlog, we calculate the expected payments remaining under the current terms of our contracts, assuming the renewal of contracts in accordance with their renewal provisions, no increase in the level of services during the remaining term, and estimated adjustments for changes in the consumer price index for contracts that contain price indexing. However, it is possible that not all of our backlog will be recognized as revenue or earnings.

IF WE LOSE THE PENDING LAWSUITS WE ARE CURRENTLY INVOLVED IN, WE COULD BE LIABLE FOR SIGNIFICANT DAMAGES AND LEGAL EXPENSES.

      In the ordinary course of business, we may become involved in various legal and administrative proceedings, including some related to our permits, to land use or to environmental laws and regulations. We are currently subject to several lawsuits relating to our business. Our defense to these claims or any other claims against us may not be successful. If we lose these or future lawsuits, we may have to pay significant damages and legal expenses, and we could be subject to injunctions, court orders, loss of revenues and defaults under our credit and other agreements.

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

      In addition, it is possible that we will not be successful in consummating future acquisitions on favorable terms or at all.

WE ARE DEPENDENT ON OUR CHIEF EXECUTIVE OFFICER FOR HIS DEPTH OF INDUSTRY EXPERIENCE AND KNOWLEDGE.

      We are highly dependent on the services of Ross M. Patten, our CEO and Chairman of the Board. Mr. Patten has been in the industry for more than 28 years and has substantial industry knowledge and contacts. If Mr. Patten were to terminate his employment with us, we would lose valuable human capital, adversely affecting our business. We currently do not maintain key man insurance on Mr. Patten or any other member of our senior management team. Neither Mr. Patten nor any other member of our senior management team intends to retire or is nearing retirement age.

      We generally enter into employment agreements with members of our senior management team, which contain noncompete and other provisions. The laws of each state differ concerning the enforceability of noncompetition agreements. State courts will examine all of the facts and circumstances at the time a party seeks to enforce a noncompete covenant. We cannot predict with certainty whether or not a court will enforce a noncompete covenant in any given situation based on the facts and circumstances at that time. If one of our key executive officers were to leave us and the courts refused to enforce the noncompete covenant, we might be subject to increased competition, which could have a material and adverse effect on our business, financial condition and results of operations.

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

      From time to time, we generate hazardous substances which we dispose at landfills or we transport soils or other materials which may contain hazardous substances to landfills. We also send residuals and ash from our incinerators to landfills for use as daily cover over the landfill. Liability under CERCLA, or comparable state statutes, can be founded on the disposal, or arrangement for disposal, of hazardous substances at sites such as landfills and for the transporting of such substances to landfills. Under CERCLA, or comparable state statutes, we may be liable for the remediation of a disposal site that was never owned or operated by us if the site contains hazardous substances that we generated or transported to such site. We could also be responsible for hazardous substances during actual transportation and may be liable for environmental response measures arising out of disposal at a third party site with whom we had contracted.

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

      We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot be assured that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

IF WE DETERMINE THAT OUR GOODWILL IS IMPAIRED, WE MAY HAVE TO WRITE-OFF ALL OR PART OF IT.

      Goodwill represents the aggregate purchase price paid by us in acquisitions accounted for as a purchase over the fair value of the net assets acquired. Under Statement of Financial Accounting Standards, or SFAS No. 142, we no longer amortize goodwill, but review annually for impairment. In the event that facts and circumstances indicate that goodwill may be impaired, an evaluation of recoverability would be performed. If a write-down to market value of all or part of our goodwill becomes necessary, our accounting results and net worth would be adversely affected. As of December 31, 2002, our total goodwill, net of amortization, was $168,463,870.

WE MAY EXPERIENCE A DECLINE IN OUR RECENT REVENUE AND INCOME DUE TO A SHIFT IN FOCUS AWAY FROM ACQUISITION TOWARDS INTERNAL GROWTH.

      In 2001, we shifted our focus away from acquisitions to internal growth. As a result, we may experience a reduction in the rate of increase of our revenues. You should not expect revenues to increase at the same rates as when we were focused on acquisitions. See "Business - Acquisitions History."

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

DERIVATIVES AND HEDGING ACTIVITIES

      Prior to June 25, 2001, the Company's derivative contracts consisted of interest rate swap agreements and option agreements related to hedging requirements under the Company's Senior Credit Agreement. The option agreements did not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of these derivatives recognized in earnings in 2001 as interest expense totaled $226,000. The Company's interest rate swap agreements qualified for hedge accounting as cash flow hedges of the Company's exposure to changes in variable interest rates.

      On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt, and terminated the previously existing interest rate swap and option agreements noted above. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive loss recognized as a noncash expense in 2002 and 2001 was approximately $813,000 and $532,466, respectively. The Company designated the reverse swap agreement on its subordinated debt as a fair value hedge of changes in the value of the underlying debt as a result of changes in the benchmark interest rate. The liability related to the reverse swap agreement totaling approximately $5,151,000 is reflected in other long-term liabilities at December 31, 2001; additionally, a fair value adjustment on the Company's subordinated debt of approximately $802,000 is reflected in long-term debt at December 31, 2001. The amount of the ineffectiveness of the reverse swap agreement debited to interest expense, net, for the twelve months ended December 31, 2001, totaled approximately $267,000.

      The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the 9 1/2 percent Senior Subordinated Notes due 2009. Accordingly, the Company discontinued using hedge accounting for the reverse swap agreement on April 17, 2002. From April 17, 2002, through June 25, 2002, the fair value of this fixed-to-floating reverse swap decreased by $1.7 million. This $1.7 million mark-to-market gain is included in other income in the Company's financial statement. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that is expected to substantially offset market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $3,437,000 is reflected in other long-term liabilities at December 31, 2002. Gains recognized during the year ended December 31, 2002, related to the floating-to-fixed interest rate swap agreement were approximately $655,000, while losses recognized related to the reverse swap agreement since June 25, 2002, were approximately $840,000. The amount of the ineffectiveness of the reverse swap agreement debited to other income is approximately $185,000 for the twelve months ended December 31, 2002.

      On July 3, 2001, the Company entered into an interest rate cap agreement establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6 1/2 percent in order to meet the hedging requirements of its Senior Credit Agreement. Changes in the fair value of the agreement charged to interest expense, net, totaled $36,000 and $66,000 for the twelve months ended December 31, 2002 and 2001, respectively.

INTEREST RATE RISK

      Total debt at December 31, 2002, included approximately $60,336,000 in floating rate debt attributed to the Senior Credit Agreement at a base interest rate plus 2.5 percent, or approximately 4.5 percent at December 31, 2002. As a result, the Company's interest cost in 2003 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $173,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 PAGE
                                                                                                 ----
           Report of Independent Accountants - PricewaterhouseCoopers LLP ...............         34
           Report of Independent Public Accountants - Arthur Andersen LLP ...............         35
           Consolidated Balance Sheets as of December 31, 2002 and 2001 .................         36
           Consolidated Statements of Operations for the Years Ended
              December 31,2002, 2001 and 2000 ...........................................         37
           Consolidated Statements of Stockholders' Equity for the Years Ended
              December 31, 2002, 2001 and 2000 ..........................................         38
           Consolidated Statements of Cash Flows for the Years Ended
              December 31,2002, 2001 and 2000 ...........................................         39
           Notes to Consolidated Financial Statements ...................................         41

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Synagro Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Synagro Technologies, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Synagro Technologies, Inc. as of and for the each of the two years in the period ended December 31, 2001, were audited by other independent public accountants who have ceased operations. Those independent public accountants expressed an unqualified opinion on those financial statements in their report dated March 13, 2002.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As discussed above, the consolidated financial statements of Synagro Technologies, Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other independent public accountants who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 1. In our opinion, the transitional disclosures for 2000 and 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 and 2001 consolidated financial statements of Synagro Technologies, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 and 2001 consolidated financial statements taken as a whole.


PricewaterhouseCoopers LLP

Houston, Texas
March 21, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ANDERSEN"). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF THE COMPANY'S REGISTRATION STATEMENTS.

AS DISCUSSED IN NOTE 1, THE COMPANY HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTS STANDARDS NO. 142, "GOODWILL AND INTANGIBLE ASSETS." THE ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES. THE REVISIONS TO THE 2001 AND 2000 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP AS STATED IN THEIR REPORT APPEARING HEREIN.

SYNAGRO TECHNOLOGIES, INC.'S CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000, AND THE CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999, ARE NOT REQUIRED TO BE PRESENTED AND ARE NOT INCLUDED IN THIS FORM 10-K.

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

Synagro Technologies, Inc.'s consolidated balance sheet as of December 31, 2000, and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999, are not required to be presented and are not included in this Form 10-K.

As discussed in Note 1, the Company changed its method of accounting for derivatives on January 1, 2001.


ARTHUR ANDERSEN LLP

Houston, Texas
March 13, 2002

                           SYNAGRO TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                           DECEMBER 31,
                                                                                              -------------------------------------
                                                                                                   2002                    2001
                                                                                              -------------           -------------
                                                       ASSETS
Current Assets:
  Cash and cash equivalents ........................................................          $     239,000           $     251,821
  Restricted cash ..................................................................              1,695,517               3,281,045
  Accounts receivable, net .........................................................             54,813,729              49,531,654
  Note receivable, current portion .................................................                554,384                 201,000
  Prepaid expenses and other current assets ........................................             15,398,736              10,181,030
                                                                                              -------------           -------------
          Total current assets .....................................................             72,701,366              63,446,550

Property, machinery & equipment, net ...............................................            213,331,158             206,114,267

Other Assets:
  Goodwill .........................................................................            168,463,870             163,739,059
  Restricted cash -- construction fund .............................................             17,732,970                      --
  Restricted cash -- debt service fund .............................................              7,491,176               5,780,152
  Other, net .......................................................................             13,746,204              12,867,901
                                                                                              -------------           -------------
          Total assets .............................................................          $ 493,466,744           $ 451,947,929
                                                                                              =============           =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt ................................................          $   1,111,410           $  12,880,693
  Current portion of nonrecourse project revenue bonds .............................              2,430,000               2,300,000
  Current portion of capital lease obligations .....................................              1,279,667                      --
  Accounts payable and accrued expenses ............................................             48,811,464              40,951,059
                                                                                              -------------           -------------
          Total current liabilities ................................................             53,632,541              56,131,752

Long-Term Debt:
  Long-term debt obligations, net ..................................................            210,750,980             202,650,523
  Nonrecourse project revenue bonds, net ...........................................             64,841,219              46,365,000
  Capital lease obligations, net ...................................................              7,938,124                      --
                                                                                              -------------           -------------
     Total long-term debt ..........................................................            283,530,323             249,015,523
Other Long-Term Liabilities:
  Other long-term liabilities ......................................................              8,976,332               9,328,065
  Fair value of interest rate swap .................................................              3,436,909               5,150,502
                                                                                              -------------           -------------
     Total other long-term liabilities .............................................             12,413,241              14,478,567

          Total liabilities ........................................................            349,576,105             319,625,842

Commitments and Contingencies:
Redeemable Preferred Stock, 69,792.29 shares issued and
  outstanding, redeemable at $1,000 per share ......................................             78,090,196              70,431,063

Stockholders' Equity:
  Preferred stock, $.002 par value, 10,000,000 shares
     authorized, none issued or outstanding ........................................                     --                      --
  Common stock, $.002 par value, 100,000,000 shares
     authorized, 19,775,821 and 19,476,781 shares issued
     and outstanding, respectively .................................................                 39,552                  38,954
  Additional paid in capital .......................................................            109,166,862             109,167,460
  Accumulated deficit ..............................................................            (41,599,663)            (45,004,998)
  Accumulated other comprehensive loss .............................................             (1,806,308)             (2,310,392)
                                                                                              -------------           -------------
          Total stockholders' equity ...............................................             65,800,443              61,891,024
                                                                                              -------------           -------------
Total liabilities and stockholders' equity .........................................          $ 493,466,744           $ 451,947,929
                                                                                              =============           =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                               2002                  2001                  2000
                                                                          -------------         -------------         -------------
Revenue ..........................................................        $ 272,628,171         $ 260,195,667         $ 163,097,783
Cost of services .................................................          201,879,869           191,920,525           119,899,924
                                                                          -------------         -------------         -------------
Gross profit .....................................................           70,748,302            68,275,142            43,197,859

Selling, general and administrative expenses .....................           22,934,588            21,783,734            14,336,948
Reorganization costs .............................................              904,703                    --                    --
Special credits, net .............................................                   --            (4,981,584)                   --
Amortization of intangibles ......................................              108,417             4,488,667             3,515,931
                                                                          -------------         -------------         -------------
  Income from operations .........................................           46,800,594            46,984,325            25,344,980
                                                                          -------------         -------------         -------------
Other (income) expense:
  Other (income), net ............................................           (1,786,239)             (221,383)             (114,024)
  Interest expense, net ..........................................           23,497,968            26,968,733            18,907,891
                                                                          -------------         -------------         -------------
     Total other expense, net ....................................           21,711,729            26,747,350            18,793,867
                                                                          -------------         -------------         -------------
Income before provision for income taxes .........................           25,088,865            20,236,975             6,551,113
  Provision for income taxes .....................................            9,535,264               573,247                    --
                                                                          -------------         -------------         -------------
Net income before extraordinary loss on early
  retirement of debt, net of tax benefit, cumulative effect
  of change in accounting for derivatives, preferred
  stock dividends, and noncash beneficial conversion
  charge .........................................................           15,553,601            19,663,728             6,551,113
Extraordinary loss on early retirement of debt, net of
  tax benefit of $2,751,405 ......................................            4,489,133                    --                    --
Cumulative effect of change in accounting for
  derivatives ....................................................                   --             1,860,685                    --
                                                                          -------------         -------------         -------------
Net income before preferred stock dividends and
  noncash beneficial conversion charge ...........................           11,064,468            17,803,043             6,551,113
                                                                          -------------         -------------         -------------
Preferred stock dividends ........................................            7,659,133             7,247,759             3,938,499
Noncash beneficial conversion charge .............................                   --                    --            37,045,268
                                                                          -------------         -------------         -------------
Net income (loss) applicable to common stock .....................        $   3,405,335         $  10,555,284         $ (34,432,654)
                                                                          =============         =============         =============

Earnings per share:
Basic -
  Earnings per share before extraordinary loss on early
    retirement of debt, net of tax benefit, cumulative
    effect of change in accounting for derivatives, and
    noncash beneficial conversion charge .........................        $        0.40         $        0.64         $        0.14
  Extraordinary loss on early retirement of debt, net of
    tax benefit ..................................................                (0.23)                   --                    --
  Cumulative effect of change in accounting for
    derivatives ..................................................                   --                 (0.10)                   --
  Noncash beneficial conversion charge ...........................                   --                    --                 (1.92)
                                                                          -------------         -------------         -------------
  Net income (loss) per share - basic ............................        $        0.17         $        0.54         $       (1.78)
                                                                          =============         =============         =============

Diluted -
  Earnings per share before preferred stock dividends
    (when dilutive), extraordinary loss on early
    retirement of debt, net of tax benefit, cumulative
    effect of change in accounting for derivatives, and
    noncash beneficial conversion charge .........................        $        0.30         $        0.40         $        0.14
  Extraordinary loss on early retirement of debt, net of
    tax benefit ..................................................                (0.09)                   --                    --
  Cumulative effect of change in accounting for
    derivatives ..................................................                   --                 (0.04)                   --
  Noncash beneficial conversion charge ...........................                   --                    --                 (1.92)
                                                                          -------------         -------------         -------------
  Net income (loss) per share - diluted ..........................        $        0.21         $        0.36         $       (1.78)
                                                                          =============         =============         =============

Weighted average shares outstanding, basic .......................           19,627,132            19,457,389            19,289,720
Weighted average shares outstanding, diluted .....................           52,526,462            49,648,094            19,289,720

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                      COMMON STOCK            ADDITIONAL
                                                 ----------------------        PAID-IN          ACCUMULATED
                                                   SHARES        AMOUNT        CAPITAL            DEFICIT
                                                 ----------     -------     -------------      ------------
BALANCE, December 31, 1999 ..............        17,693,489     $35,388     $  66,406,731      $(21,127,628)
  Shares issued in acquisition ..........         1,325,000       2,650         5,468,010                --
  Exercise of options and
      warrants ..........................           417,292         834           165,533                --
  Noncash beneficial
    conversion charge ...................                --          --        37,045,268
  Net loss applicable to common
    stock ...............................                --          --                --       (34,432,654)
                                                 ----------     -------     -------------      ------------
BALANCE, December 31, 2000 ..............        19,435,781      38,872       109,085,542       (55,560,282)
                                                 ----------     -------     -------------      ------------
  Change in other comprehensive
    loss ................................                --          --                --                --
  Exercise of options and
    warrants ............................            41,000          82            81,918                --
  Net income applicable to common
    stock ...............................                --          --                --        10,555,284
                                                 ----------     -------     -------------      ------------
BALANCE, December 31, 2001 ..............        19,476,781      38,954       109,167,460       (45,004,998)
                                                 ----------     -------     -------------      ------------
  Change in other comprehensive
    loss ................................                --          --                --                --
  Exercise of options and
    warrants ............................           299,040         598              (598)               --
  Net income applicable to common
    stock ...............................                --          --                --         3,405,335
                                                 ----------     -------     -------------      ------------
BALANCE, December 31, 2002 ..............        19,775,821     $39,552     $ 109,166,862      $(41,599,663)
                                                 ==========     =======     =============      ============

                                                     ACCUMULATED
                                                        OTHER
                                                    COMPREHENSIVE                      COMPREHENSIVE
                                                        LOSS              TOTAL         INCOME (LOSS)
                                                    ------------      ------------      ------------
BALANCE, December 31, 1999 ..............           $         --      $ 45,314,491      $  1,148,013
  Shares issued in acquisition ..........                     --         5,470,660                --
  Exercise of options and
      warrants ..........................                     --           166,367                --
  Noncash beneficial
    conversion charge ...................                     --        37,045,268
  Net loss applicable to common
    stock ...............................                     --       (34,432,654)      (34,432,654)
                                                    ------------      ------------      ------------
BALANCE, December 31, 2000 ..............                     --        53,564,132       (34,432,654)
                                                    ------------      ------------      ------------
  Change in other comprehensive
    loss ................................             (2,310,392)       (2,310,392)       (2,310,392)
  Exercise of options and
    warrants ............................                     --            82,000                --
  Net income applicable to common
    stock ...............................                     --        10,555,284        10,555,284
                                                    ------------      ------------      ------------
BALANCE, December 31, 2001 ..............             (2,310,392)       61,891,024         8,244,892
                                                    ------------      ------------      ------------
  Change in other comprehensive
    loss ................................                504,084           504,084           504,084
  Exercise of options and
    warrants ............................                     --                --                --
  Net income applicable to common
    stock ...............................                     --         3,405,335         3,405,335
                                                    ------------      ------------      ------------
BALANCE, December 31, 2002 ..............           $ (1,806,308)     $ 65,800,443      $  3,909,419
                                                    ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                 2002                 2001                2000
                                                                             -------------        ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) applicable to common stock .......................       $   3,405,335        $ 10,555,284        $ (34,432,654)
     Adjustments to reconcile net income (loss)
       applicable to common stock to net cash provided
       by operating activities:
       Extraordinary loss on early retirement of debt, net of
            tax benefit ..............................................           4,489,133                  --                   --
       Cumulative effect of change in accounting for
            derivatives ..............................................                  --           1,860,685                   --
       Noncash beneficial conversion charge ..........................                  --                  --           37,045,268
       Preferred stock dividends .....................................           7,659,133           7,247,759            3,938,499
       Depreciation ..................................................          15,287,681          13,578,618            7,557,599
       Amortization ..................................................           1,375,898           6,454,110            4,694,710
       Provision for deferred income taxes ...........................           6,783,859             573,247                   --
       Gain on sale of property, machinery and
          equipment ..................................................            (244,472)           (221,239)             (30,192)
     Changes in working capital and other items,
        excluding the effects of acquisitions:
        Accounts receivable ..........................................          (4,693,054)           (405,573)            (768,558)
        Prepaid expenses and other assets ............................          (8,661,256)         (3,211,420)          (2,351,607)

  Increase in the following:
        Accounts payable, accrued expenses, and other
          liabilities ................................................           4,249,234           1,776,856            3,967,204
                                                                             -------------        ------------        -------------
        Net cash provided by operating activities ....................          29,651,491          38,208,327           19,620,269
                                                                             -------------        ------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of businesses including contingent
       consideration, net of cash acquired ...........................          (4,553,341)         (1,708,757)        (245,385,665)
  Purchases of property, machinery and equipment .....................         (12,534,107)        (13,312,534)          (5,805,151)
  Proceeds from sale of property, machinery and
       equipment .....................................................             602,309             967,628              176,723
  Other ..............................................................            (204,102)              4,430               68,097
                                                                             -------------        ------------        -------------
       Net cash used in investing activities .........................         (16,689,241)        (14,049,233)        (250,945,996)
                                                                             -------------        ------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt .................................................         220,000,000                  --          285,456,070
  Payments on debt ...................................................        (226,745,374)        (27,079,475)        (100,722,093)
  Debt issuance costs ................................................          (7,310,456)            (72,289)         (10,406,439)
  (Increase) decrease in restricted cash .............................           1,080,759          (1,434,929)           1,819,930
  Issuance of preferred stock, net of offering costs .................                  --                  --           59,428,679
  Exercise of options and warrants ...................................                  --              82,000              166,367
                                                                             -------------        ------------        -------------
      Net cash provided by (used in) financing
        activities ...................................................         (12,975,071)        (28,504,693)         235,742,514
                                                                             -------------        ------------        -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...................................................             (12,821)         (4,345,599)           4,416,787
CASH AND CASH EQUIVALENTS, beginning of year .........................             251,821           4,597,420              180,633
                                                                             -------------        ------------        -------------
CASH AND CASH EQUIVALENTS, end of year ...............................       $     239,000        $    251,821        $   4,597,420
                                                                             =============        ============        =============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ......................................................       $  24,038,199        $ 25,576,646        $  15,913,071
  Taxes paid .........................................................       $     361,216        $    276,426        $     419,218

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

      During 2002, dividends totaled approximately $7,659,000, of which approximately $6,605,000 represents the eight percent dividend on the Company's Preferred Stock that was paid with additional shares of preferred stock, and approximately $1,054,000 represents accretion and amortization of issuance costs.

      During 2002, the Company issued nonrecourse bonds totaling $21,275,000 to fund the capital to build a biosolids, dewatering and heat drying/pelletizing facility for the Sacramento Regional Sanitation District.

      During 2002, the Company issued an aggregate of 299,040 shares relating to cashless exercises of certain warrants pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act.

      During 2002, the Company entered into three capital lease agreements to purchase transportation equipment totaling approximately $9,298,000.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

      Synagro Technologies, Inc., a Delaware corporation ("Synagro"), and collectively with its subsidiaries (the "Company") is a national water and wastewater residuals management company serving more than 1,000 municipal and industrial water and wastewater treatment plants and has operations in 35 states and the District of Columbia. Synagro offers many services that focus on the beneficial reuse of organic nonhazardous residuals resulting from the wastewater treatment process. Synagro provides its customers with complete, vertically integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Synagro and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

      The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

PROPERTY, MACHINERY AND EQUIPMENT

      Property, machinery and equipment are stated at cost less accumulated depreciation. Depreciation is being provided using the straight-line method over estimated useful lives of three to thirty years, net of estimated salvage values. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

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

GOODWILL

      Effective January 1, 2002, the Company discontinued amortization of goodwill in accordance with its adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

      Goodwill attributable to the Company's reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually at year end unless factors become known that an impairment may have occurred prior to year end.

NONCOMPETE AGREEMENTS

      Included in other assets are noncompete agreements. These agreements are valued at fair value and amortized on a straight-line basis over the term of the agreement, which is generally for two to ten years after the employee has separated from the Company. Noncompete agreements, net of accumulated amortization at December 31, 2002 and 2001, totaled approximately $312,000 and $421,000, respectively. Amortization expense was approximately $108,000 in 2002, $124,000 in 2001, and $72,000 in 2000.

DEFERRED FINANCING COSTS

      Deferred financing costs, net of accumulated amortization at December 31, 2002 and 2001, totaled approximately $5,947,000 and $7,012,000, respectively, and are included in other assets. Deferred financing costs are amortized over the life of the underlying instruments.

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

            Property and Equipment/Long-Lived Assets - Management adopted SFAS No. 144 during the first quarter 2002. Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges.

            The Company has contracts for the design, permitting and construction of facilities. The Company has approximately $4,505,000 of design and permitting costs included in other long-term assets at December 31, 2002. If the permits and/or other government approvals are not obtained, the Company may not be reimbursed for its costs incurred.

            Goodwill - Goodwill attributable to the Company's reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually at year end unless factors become known that an impairment may have occurred prior to year end.

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

CONCENTRATION OF CREDIT RISK

      The Company provides services to a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers including state and local agencies, municipalities and private industries. The Company had one customer that accounted for approximately 15 percent, 14 percent and 11 percent of total revenue for the years ended
December 31, 2002, 2001 and 2000, respectively. No other customers accounted for more than ten percent of revenues. The Company reviews its accounts receivable and provides allowances as deemed necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these instruments. With the exception of the $150 million Senior Subordinated Notes, management believes the carrying amounts of the current and long-term debt approximate their fair value based on interest rates for the same or similar debt offered to the Company having the same or similar terms and maturities. As of December 31, 2002, the fair value of the $150 million Senior Subordinated Notes approximated $156 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that the Company recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at their fair value. Changes in the fair value of a derivative are recorded in income or directly to equity, depending on the instrument's designated use. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into income when the hedged transaction affects income, while the ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current income during the period of the change in fair values. The noncash transition adjustment related to the adoption of this statement has been reflected as a "cumulative effect of change in accounting for derivatives" of approximately $1,861,000 charged to net income and approximately $2,058,000 charged to accumulated other comprehensive income included in stockholders' equity as of January 1, 2001. See Note 5 for discussion of the Company's current derivative contracts and hedging activities.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives. The Company completed the initial impairment test required by the provisions of SFAS No. 142 as of January 1, 2002, and determined that there was no impairment of the Company's goodwill.

      Effective January 1, 2002, the Company discontinued the amortization of goodwill in accordance with its adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The following table provides pro forma disclosure of net income and earnings per share for the years ended December 31, 2001 and 2000, as if goodwill had not been amortized and disclosure of actual results for the year ended December 31, 2002, for comparative purposes:

                                                                                              YEAR ENDED
                                                                                              DECEMBER 31,
                                                                               ---------------------------------------------
                                                                                  2002            2001             2000
                                                                               ----------      -----------      ------------
            Reported net income applicable to common stock ..............      $3,405,335      $10,555,284      $(34,432,654)
            Add back: Goodwill amortization, net of tax .................              --        3,313,805         3,515,931
                                                                               ----------      -----------      ------------
            Adjusted net income .........................................      $3,405,335      $13,869,089      $(30,916,723)
                                                                               ==========      ===========      ============

            Basic income per share:
                Reported earnings per share .............................      $     0.17      $      0.54      $      (1.78)
                Adjusted earnings per share .............................            0.17             0.71             (1.60)

            Diluted income per share:
                Reported earnings per share .............................      $     0.21      $      0.36      $      (1.78)
                Adjusted earnings per share .............................            0.21             0.43             (1.60)

      The changes in the carrying amount of goodwill for the year ended December 31, 2002, were as follows (in thousands):

                    Balance at January 1, 2002 ...............................    $  163,739,059
                    Goodwill acquired during the year ........................         4,643,196
                    Adjustments ..............................................            81,615
                                                                                  --------------
                    Balance at December 31, 2002 .............................    $  168,463,870
                                                                                  ==============

      The goodwill acquired during the year relates to the Company's acquisition of Earthwise Organics, Inc. and Earthwise Trucking (collectively "Earthwise") (see Note 2), while goodwill adjustments primarily represent payments of contingent consideration made on acquisitions prior to 2002.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. The Company's asset retirement obligations primarily consist of equipment dismantling and foundation removal at certain of its facilities and temporary storage facilities. The estimated noncash transition adjustment of approximately $500,000, net of tax, related to the adoption of this statement will be reflected as "cumulative effect of a change in accounting for asset retirement obligations" in the statement of operations for the three months ended March 31, 2003.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. The Company has adopted SFAS No. 144 during the first quarter of 2002 and there was no effect on the Company's results of operation and financial position.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. As a result of this statement, the Company expects to reclassify its 2002 extraordinary loss on early extinguishments of debt, net of tax, above the line to other expense and income tax expense, respectively.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company adopted SFAS No. 146 during the first quarter of 2003 and there was no effect on the Company's results of operations and financial position.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Companies must disclose in both annual and interim financial statements the method used to account for stock-based compensation. The Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for its plans. Therefore, no compensation cost has been recognized in the consolidated financial statements for the Company's stock option plans.

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

      The Company continues to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for its stock option plans. Had the Company elected to apply SFAS No. 123, the Company's net income (loss) and income (loss) per diluted share would have approximated the pro forma amounts indicated below:

                                                                     2002                 2001                 2000
                                                                 -----------          -----------          ------------
            Net income (loss)
              as reported ............................           $ 3,405,335          $10,555,284          $(34,432,654)
            Pro forma for SFAS No. 123 ...............           $   707,960          $ 6,432,514          $(38,297,625)
            Diluted earnings (loss) per share-
              as reported ............................           $      0.21          $      0.36          $      (1.78)
            Pro forma for SFAS No. 123 ...............           $      0.16          $      0.13          $      (1.99)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value of $1.35, $1.49, and $2.29 for grants made during the years ended December 31, 2002, 2001, and 2000, respectively. The following assumptions were used for option grants in 2002, 2001, and 2000, respectively: expected volatility of 42 percent, 82 percent and 88 percent; risk-free interest rates of
5.20 percent, 4.97 percent and 6.42 percent; expected lives of up to ten years and no expected dividends to be paid. The compensation expense included in the above pro forma net income data may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Company has adopted the disclosure requirements of FIN 45 in the 2002 consolidated financial statements and will apply the initial recognition and measurement provisions of the standard in 2003.

(2) ACQUISITIONS

2002 ACQUISITION

In August 2002, the Company purchased Earthwise, a Class A biosolids and manure composting and marketing company. In connection with the purchase of Earthwise, the former owners are entitled to receive up to an additional $4,000,000 over the next three years if certain performance targets are met. The preliminary allocation of the purchase price, which is subject to final adjustment, resulted in approximately $4,643,000 of goodwill. The assets acquired and liabilities assumed relating to the acquisition are summarized below:

            Cash paid, including transaction costs, net of cash acquired .........            $ 3,580,000
            Note payable to seller ...............................................              1,500,000
            Less:  Net assets acquired ...........................................               (437,000)
                                                                                              -----------
            Goodwill .............................................................            $ 4,643,000
                                                                                              ===========

The note payable to the former owners is due in three equal, annual installments beginning in October 2003, with interest payable quarterly at a rate of five percent.

2000 ACQUISITIONS

      During 2000, the Company purchased Residual Technologies, Limited Partnership and its affiliates (collectively "RESTEC"), Ecosystematics, Inc., Davis Water Analysis, Inc., AKH Water Management, Inc., Rehbein, Inc, certain assets and contracts of Whiteford Construction Company, Environmental Protection & Improvement Company, Inc. ("EPIC"), and the Bio Gro Division of Waste Management, Inc. ("Bio Gro") (collectively, the "2000 Acquisitions"). In connection with the purchase of RESTEC, the former owners are entitled to receive up to an additional $12.0 million over the eight years following the acquisition if certain performance targets are met. In connection with the purchase of Rehbein, Inc., the former owners are entitled to receive up to an additional $2.0 million over the three years following the acquisition if certain performance targets are met. In connection with the purchase of EPIC, the former owners are entitled to receive up to an additional $5.4 million over the three years following the acquisition if certain performance targets are met. Additionally, the Company assumed approximately $13.4 million, net of restricted cash reserves of approximately $3,076,000, of municipal bonds in connection with the acquisition of RESTEC. The bonds contained a provision whereby RESTEC could defease the bonds and be released from all future obligations by placing an equivalent amount of U.S. Securities with the bonds trustee. On July 21, 2000, the Company defeased the bonds utilizing the $13.5 million available under its amended Senior Credit Agreement reserved for defeasance. The 2000 Acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase prices and subsequent performance target payments resulted in approximately $108,833,000 of goodwill that was amortized through December 2001. The assets acquired and liabilities assumed relating to the 2000 Acquisitions are summarized below and include $1,201,000 paid to former owners during 2002 for attaining certain performance targets:

              Common stock shares issued ...................................                 1,325,000
                                                                                          ============
              Fair value of common stock issued ............................              $  5,471,000
              Cash paid including transaction costs, net of cash
                Acquired ...................................................               248,293,000
              Less: Fair value of net tangible assets acquired .............               139,460,000
                                                                                          ------------
              Goodwill .....................................................              $108,833,000
                                                                                          ============

      The following unaudited pro forma information for 2000 set forth below gives effect to the 2000 Acquisitions. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of actual results, which might have occurred if the acquisitions had been made at the beginning of the periods presented.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                              2000
                                                                                              ----
                                                                                           (UNAUDITED)
            Revenue ..............................................................        $248,700,000
            Net income before preferred stock dividends ..........................          10,635,000
            Net income applicable to common stock ................................           3,541,000
            Net earnings per share
              Basic ..............................................................        $       0.18
              Diluted ............................................................        $       0.18

(3) PROPERTY, MACHINERY AND EQUIPMENT

      Property, machinery and equipment consist of the following:

                                                                                                   DECEMBER 31,
                                                                    ESTIMATED USEFUL    ---------------------------------
                                                                      LIFE-IN YEARS         2002                  2001
                                                                    ----------------    ------------         ------------
                Land ........................................              N/A          $  3,568,430         $  3,546,730
                Buildings and improvements ..................              7-25           32,739,864           32,071,873
                Machinery and equipment .....................              3-30          211,160,630          194,272,860
                Office furniture and equipment ..............              3-10            3,842,703            1,917,053
                Construction in process .....................                --            6,159,810            3,571,510
                                                                                        ------------         ------------
                                                                                         257,471,437          235,380,026
                Less:  Accumulated depreciation .............                             44,140,279           29,265,759
                                                                                        ------------         ------------
                                                                                        $213,331,158         $206,114,267
                                                                                        ============         ============

(4) DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

      Activity of the Company's allowance for doubtful accounts consists of the following:

                                                                                           DECEMBER 31,
                                                                          ---------------------------------------------
                                                                              2002             2001             2000
                                                                          -----------       ----------      -----------
            Balance at beginning of year ...........................      $ 2,164,866       $1,701,475      $   522,896
            Uncollectible receivables written off ..................         (868,910)              --          (45,000)
            Allowance for doubtful accounts established
              through purchase accounting and charged through
              expense ..............................................           35,000          463,391        1,223,579
                                                                          -----------       ----------      -----------
            Balance at end of year .................................      $ 1,330,956       $2,164,866      $ 1,701,475
                                                                          ===========       ==========      ===========

      Accounts payable and accrued expenses consist of the following:

                                                                                               DECEMBER 31,
                                                                                   ---------------------------------
                                                                                      2002                   2001
                                                                                   -----------           -----------
                Accounts payable .......................................           $30,341,323           $25,447,341
                Accrued legal and other claims costs ...................               799,490             2,238,540
                Accrued interest .......................................             4,252,521             2,711,473
                Accrued salaries and benefits ..........................             5,780,429             3,618,286
                Accrued insurance ......................................             2,189,103               865,214
                Other accrued expenses .................................             5,448,598             6,070,205
                                                                                   -----------           -----------
                Total ..................................................           $48,811,464           $40,951,059
                                                                                   ===========           ===========

(5)  LONG-TERM DEBT OBLIGATIONS

     Long-term debt obligations consist of the following:

                                                                                               DECEMBER 31,
                                                                                   ------------------------------------
                                                                                       2002                   2001
                                                                                   -------------          -------------
            Revolver .....................................................         $          --          $          --
            Credit facility -- term loans ................................            60,336,250            161,936,292
            Subordinated debt ............................................           150,000,000             52,760,393
            Fair value adjustment related to subordinated debt ...........                    --                801,857
            Notes payable to seller ......................................             1,500,000                     --
            Other notes payable ..........................................                26,140                 32,674
                                                                                   -------------          -------------
                  Total debt .............................................           211,862,390            215,531,216
            Less: Current maturities .....................................            (1,111,410)           (12,880,693)
                                                                                   -------------          -------------
                  Long-term debt, net of current maturities ..............         $ 210,750,980          $ 202,650,523
                                                                                   =============          =============

CREDIT FACILITY

      On January 27, 2000, the Company entered into a $110 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt, to provide working capital for operations, to fund capital expenditures and other general corporate purposes. The Senior Credit Agreement was subsequently syndicated on March 15, 2000, and amended August 14, 2000, and February 25, 2002, increasing the capacity.

      On May 8, 2002, the Company entered into an amended and restated Senior Credit Agreement by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to provide working capital for operations, to refinance existing debt, to fund capital expenditures and for other general corporate purposes. The Senior Credit Agreement bears interest at LIBOR or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement.

      The loan commitments under the Senior Credit Agreement are as follows:

      (i)   Revolving Loan up to $50,000,000 outstanding at any one time;

      (ii) Term B Loans (which, once repaid, may not be reborrowed) of $70,000,000; and

      (iii) Letters of Credit up to $50,000,000 as a subset of the Revolving Loan. At December 31, 2002, the Company had approximately $26,300,000 of Letters of Credit outstanding.

      The total credit facility can be increased to $150 million upon the request of the Company and bank approval. The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                                                  REVOLVING           TERM
                           PERIOD ENDING DECEMBER 31,                LOAN             LOANS
                      ----------------------------------          ---------          -------
                      2002 .............................                 --            0.25%
                      2003 .............................                 --            1.00%
                      2004 .............................                 --            1.00%
                      2005 .............................                 --            1.00%
                      2006 .............................                 --            1.00%
                      2007 .............................            100.00%            1.00%
                      2008 .............................                 --           94.75%
                                                                    ------           ------
                                                                    100.00%          100.00%
                                                                    ======           ======

      The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company believes that it is in compliance with those covenants as of December 31, 2002. The Senior Credit Agreement is secured by all the assets of the Company and expires on December 31, 2008. As of December 31, 2002, the Company had outstanding under the Senior Credit Agreement approximately $60,300,000, which was primarily used to refinance existing debt. As of December 31, 2002, the Company had approximately $23,700,000 of unused borrowings under the Senior Credit Agreement.

SENIOR SUBORDINATED NOTES

         In April 2002, the Company issued $150 million in principal amount of its 9 1/2 percent Senior Subordinated Notes due on April 1, 2009 (the "Notes"). The Notes are unsecured senior indebtedness and are guaranteed by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries ("the Guarantors"). As of December 31, 2002, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project ("the Non-Guarantor Subsidiaries") (see Note 6), were guarantors of the Notes. Interest on the Notes accrues from April 17, 2002, and is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2002. On or after April 1, 2006, the Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on April 1 of the years indicated below:

                                YEARS                                 LOAN
                  ------------------------------                    --------
                  2006 .........................                    104.750%
                  2007 .........................                    102.375%
                  2008 and thereafter ..........                    100.000%

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

SUBORDINATED DEBT

      On January 27, 2000, the Company entered into an agreement with GTCR Capital providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The agreement was amended on August 14, 2000, allowing, among other things, for the syndication of 50 percent of the commitment. The loans bore interest at an annual rate of 12 percent that was paid quarterly and provided warrants that were convertible into Preferred Stock at $.01 per warrant. The agreement contained general and financial covenants. Warrants to acquire 9,225.839 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings and were immediately exercised. This debt was repaid with the proceeds from the issuance of the Notes.

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

NOTES PAYABLE TO SELLER

      In connection with the Earthwise acquisition, the Company entered into a $1,500,000 note payable with the former owners of Earthwise. The note is payable in three equal, annual installments beginning in October 2003. Interest is payable quarterly at an annual rate of five percent beginning October 1, 2002.

DERIVATIVES AND HEDGING ACTIVITIES

      Prior to June 25, 2001, the Company's derivative contracts consisted of interest rate swap agreements and option agreements related to hedging requirements under the Company's Senior Credit Agreement. The option agreements did not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of these derivatives recognized in earnings in 2001 as interest expense totaled $226,000. The Company's interest rate swap agreements qualified for hedge accounting as cash flow hedges of the Company's exposure to changes in variable interest rates.

      On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt, and terminated the previously existing interest rate swap and option agreements noted above. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive loss recognized as a noncash expense in 2002 and 2001 was approximately $813,000 and $532,466, respectively. The Company had designated the reverse swap agreement on its subordinated debt as a fair value hedge of changes in the value of the underlying debt as a result of changes in the benchmark interest rate. The liability related to the reverse swap agreement totaling approximately $5,151,000 is reflected in other long-term liabilities at December 31, 2001; additionally, a fair value adjustment on the Company's subordinated debt of approximately $802,000 is reflected in long-term debt at December 31, 2001. The amount of the ineffectiveness of the reverse swap agreement debited to interest expense, net, for the twelve months ended December 31, 2001, totaled approximately $267,000.

     The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. Accordingly, the Company discontinued using hedge accounting for the reverse swap agreement on April 17, 2002. From
April 17, 2002, through June 25, 2002, the fair value of this fixed-to-floating reverse swap decreased by $1.7 million. This $1.7 million mark-to-market gain is included in other income in the Company's consolidated statement of operations. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that is expected to substantially offset market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $3,437,000 is reflected in other long-term liabilities at December 31, 2002. Gains recognized during the year ended December 31, 2002, related to the floating-to-fixed interest rate swap agreement were approximately $655,000, while losses recognized related to the reverse swap agreement since June 25, 2002, were approximately $840,000. The amount of the ineffectiveness of the reverse swap agreement debited to other income is approximately $185,000 for the twelve months ended December 31, 2002.

      On July 3, 2001, the Company entered into an interest rate cap agreement establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6 1/2 percent in order to meet the hedging requirements of its Senior Credit Agreement. Changes in the fair value of the agreement charged to interest expense, net, totaled $36,000 and $66,000 for the twelve months ended December 31, 2002 and 2001, respectively.

FUTURE PAYMENTS

      At December 31, 2002, future minimum principal payments of long-term debt, Nonrecourse Project Revenue Bonds (see Note 6) and Capital Lease Obligations (see Note 7) are as follows:

                                                                         NONRECOURSE          CAPITAL
                                                      LONG-TERM            PROJECT             LEASE
                   YEAR ENDED DECEMBER 31,              DEBT            REVENUE BONDS        OBLIGATIONS            TOTAL
                ---------------------------         ------------        -------------        -----------        ------------
                2003 ......................         $  1,111,410         $ 2,430,000         $1,279,667         $  4,821,077
                2004 ......................            1,111,410           2,570,000          1,405,082            5,086,492
                2005 ......................            1,111,410           2,710,000          1,406,829            5,228,239
                2006 ......................              611,410           1,191,000          1,396,572            3,198,982
                2007 ......................              604,875                  --          1,032,342            1,637,217
                2008-2012 .................          207,311,875          21,565,000          2,697,299          231,574,174
                2013-2017 .................                   --          26,274,870                 --           26,274,870
                Thereafter ................                   --          10,530,349                 --           10,530,349
                                                    ------------         -----------         ----------         ------------
                Total .....................         $211,862,390         $67,271,219         $9,217,791         $288,351,400
                                                    ============         ===========         ==========         ============

      The Company estimates the fair value of long-term debt as of December 31, 2002 and 2001, to be approximately the same as the recorded value.

(6) NONRECOURSE PROJECT REVENUE BONDS

                                                                                           DECEMBER 31,      DECEMBER 31,
                                                                                               2002              2001
                                                                                           ------------      ------------
              Maryland Energy Financing Administration Limited Obligation
                Solid Waste Disposal Revenue Bonds, 1996 series --
                   Revenue bonds due 2002 to 2005 at stated interest
                     rates of 5.65% to 5.85% ......................................        $  7,710,000      $ 10,010,000
                   Term revenue bond due 2010 at stated interest rate of 6.30% ....          16,295,000        16,295,000
                   Term revenue bond due 2016 at stated interest rate of 6.45% ....          22,359,870        22,360,000
                                                                                           ------------      ------------
                                                                                             46,364,870        48,665,000
              California Pollution Control Financing Authority Solid Waste
                Revenue Bonds --
                   Series 2002A -- Revenue bonds due 2008 to 2024
                     at stated interest rates of 4.375% to 5.50% ..................          19,715,349                --
                   Series 2002B-- Revenue bonds due 2006 at stated
                     interest rate of 4.25% .......................................           1,191,000                --
                                                                                           ------------      ------------
                                                                                             20,906,349                --
                                                                                           ------------      ------------
              Total nonrecourse project revenue bonds .............................          67,271,219        48,665,000
                   Less:  Current maturities ......................................          (2,430,000)       (2,300,000)
                                                                                           ------------      ------------
                   Nonrecourse project revenue bonds, net of current maturities....        $ 64,841,219      $ 46,365,000
                                                                                           ============      ============
              Amounts recorded in other assets as restricted cash -
                debt service fund .................................................           7,491,176         5,780,152

      In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58,550,000. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now Synagro's wholly owned subsidiary and known as Synagro-Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Maryland Project Revenue Bonds in connection with its acquisition of Bio Gro in 2000. Maryland Project Revenue Bonds in the aggregate amount of approximately $12,185,000 have already been paid. The remaining Maryland Project Revenue Bonds bear interest at annual rates between 5.65 percent and 6.45 percent and mature on dates between December 1, 2003, and December 1, 2016.

      The Maryland Project Revenue Bonds are primarily collateralized by the pledge of revenues and assets related to our Back River and Patapsco thermal facilities. The underlying service contracts between us and the City of Baltimore obligated us to design, construct and operate the thermal facilities and obligated the City to deliver biosolids for processing at the thermal facilities. The City makes all payments under the service contracts directly with a trustee for the purpose of paying the Maryland Project Revenue Bonds.

      At the Company's option, it may cause the redemption of the Maryland Project Revenue Bonds at any time on or after December 1, 2006, subject to redemption prices specified in the loan agreement. The Maryland Project Revenue Bonds will be redeemed at any time upon the occurrence of certain extraordinary conditions, as defined in the loan agreement.

      Synagro-Baltimore, L.L.C., one of the Company's wholly owned subsidiaries, guarantees the performance of services under the underlying service agreements with the City of Baltimore. Under the terms of the Bio Gro acquisition purchase agreement, Waste Management, Inc. also guarantees the performance of services under those service agreements. Synagro has agreed to pay Waste Management $500,000 per year beginning in 2007 until the Maryland Project Revenue Bonds are paid or its guarantee is removed. Neither Synagro-Baltimore, L.L.C nor Waste Management has guaranteed payment of the Maryland Project Revenue Bonds or the loan funded by the Maryland Project Revenue Bonds.

      The loan agreement, based on the terms of the related indenture, requires that Synagro place certain monies in restricted fund accounts and that those funds be used for various designated purposes (e.g., debt service reserve funds, bond funds, etc.). Monies in these funds will remain restricted until the Maryland Project Revenue Bonds are paid.

      At December 31, 2002, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $57,930,000 and restricted cash of approximately $6,919,000, of which approximately $5,778,000 is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company's request.

      In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds in the aggregate amount of $20,906,349 (net of original issue discount of $368,661). The nonrecourse revenue bonds consist of $19,715,349 (net of original issue discount of $359,661) Series 2002-A ("Series A") and $1,191,000 (net of original issue discount of $9,000) Series 2002-B ("Series B") (collectively, the "Bonds"). The Authority loaned the proceeds of the Bonds to Sacramento Project Finance, Inc., a wholly owned subsidiary of the Company, pursuant to a loan agreement dated December 1, 2002. The purpose of the loan is to finance the design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional Sanitation District. The Bonds bear interest at annual rates between 4.25 percent and 5.5 percent and mature on dates between December 1, 2006, and December 1, 2024. Currently, the Company is in the design and permitting phases of the project.

      The Bonds are primarily collateralized by the pledge of certain revenues, all of the property of Sacramento Project Finance, Inc., and a standby letter of credit for $2,300,000. The facility will be owned by Sacramento Project Finance, Inc. and leased to Synagro Organic Fertilizer Company of Sacramento, Inc., a wholly owned subsidiary of Synagro Technologies, Inc. Synagro Organic Fertilizer Company of Sacramento, Inc. will be obligated under a lease agreement dated December 1, 2002, to pay base rent to Sacramento Project Finance, Inc. in an amount exceeding the debt service of the Bonds. The facility will be located on property owned by the Sacramento Regional County Sanitation District ("Sanitation District"). The Sanitation District will provide the principal source of revenues to Synagro Organic Fertilizer Company of Sacramento, Inc. through a service fee under a contract that has been executed.

      At the Company's option it may cause the redemption of some Series A and Series B Bonds early subject to redemption prices specified in the loan agreement.

      The loan agreement requires that Sacramento Project Finance, Inc. place certain monies in restricted accounts and that those funds be used for designated purposes (e.g., operation and maintenance expense account, reserve requirement accounts, etc.). Monies in these funds will remain restricted until the Bonds are paid.

      At December 31, 2002, the Bonds are partially collateralized by restricted cash of approximately $19,446,000, of which approximately $1,713,000 is in a debt service fund that is established to secure certain payments and can be utilized to make the final payment at the Company's request, and a standby letter of credit of $2,300,000. Synagro Technologies, Inc. is not a guarantor of the Bonds or the loan funded by the Bonds.

      Nonrecourse Project Revenue Bonds are excluded from the financial covenant calculations required by the Company's Senior Credit Facility.

(7) CAPITAL LEASE OBLIGATIONS

      During 2002, the Company entered into three capital lease agreements to purchase transportation equipment. The lease terms are for three to six years with interest rates from 6.03 percent to 8.61 percent. Equipment under capital lease at December 31, 2002, totaled $9,217,791, with related accumulated depreciation of $48,794. There were no capital leases at December 31, 2001. Future minimum lease payments, together with the present value of the minimum lease payments, are as follows:

             YEAR ENDED DECEMBER 31,
             -----------------------
                  2003 ........................................................        $  1,914,884
                  2004 ........................................................           1,964,243
                  2005 ........................................................           1,844,893
                  2006 ........................................................           1,676,336
                  2007 ........................................................           1,248,143
                  Thereafter ..................................................           2,697,296
                                                                                       ------------
             Total minimum lease payments .....................................          11,345,795
             Amount representing interest .....................................          (2,128,004)
                                                                                       ------------
                  Present value of minimum lease payments .....................           9,217,791
                  Current portion of capital lease obligations ................          (1,279,667)
                                                                                       ------------
                  Long-term capital lease obligation ..........................        $  7,938,124
                                                                                       ============

(8) INCOME TAXES

      The following summarizes the provision for income taxes included in the Company's consolidated statement of operations:

                                                                         YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                   2002           2001           2000
                                                                -----------     --------      ---------
                Provision for income taxes .............        $ 9,535,264     $573,000      $      --
                Income tax benefit related to
                  extraordinary loss on debt ...........         (2,751,405)          --             --
                                                                -----------     --------      ---------
                                                                $ 6,783,859     $573,000      $      --
                                                                ===========     ========      =========

     Federal and state income tax provisions are as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                             2002             2001            2000
                                                          ----------       --------        ---------
                      Federal:
                        Current .............             $       --       $     --        $      --
                        Deferred ............              6,250,859        390,000         (350,000)
                      State:
                        Current .............                137,000        175,000          350,000
                        Deferred ............                396,000          8,000               --
                                                          ----------       --------        ---------
                                                          $6,783,859       $573,000        $      --
                                                          ==========       ========        =========

      Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                         ---------------------------
                                                                                         2002      2001        2000
                                                                                         ----      -----       -----
                Provision at the statutory rate .................................        35.0%      35.0%       35.0%
                Increase (decrease) resulting from:
                  Goodwill, net .................................................         0.0%       0.0%       (5.0)%
                  State income taxes, net of benefit for federal deduction ......         2.7%       0.6%        5.0%
                  Other items, net ..............................................         0.3%     (11.4)%       0.0%
                  Change in accounting for derivatives ..........................         0.0%      (3.2)%       0.0%
                  Special credits, net ..........................................         0.0%      (9.8)%       0.0%
                  Change in valuation allowance .................................         0.0%      (8.4)%     (35.0)%
                                                                                         ----      -----       -----
                                                                                         38.0%       2.8%        0.0%
                                                                                         ====      =====       =====

      Significant components of the Company's deferred tax assets and liabilities for federal income taxes consist of the following:

                                                                                              DECEMBER 31,
                                                                                    -------------------------------
                                                                                        2002               2001
                                                                                    ------------       ------------
                Deferred tax assets --
                  Net operating loss carryforwards ...........................      $ 31,840,000       $ 25,540,000
                  Alternative minimum tax credit .............................            40,000             40,000
                  Accruals not currently deductible for tax purposes .........         3,755,000          6,025,000
                  Allowance for bad debts ....................................           403,000            744,000
                  Other ......................................................         1,402,000          1,783,000
                                                                                    ------------       ------------
                     Total deferred tax assets ...............................        37,440,000         34,132,000
                Valuation allowance for deferred tax assets ..................           (94,000)        (1,297,000)
                Deferred tax liability --
                  Differences between book and tax bases of fixed assets .....       (35,900,000)       (26,577,000)
                  Differences between book and tax bases of goodwill .........        (5,623,000)        (4,681,000)
                                                                                    ------------       ------------
                     Total deferred tax liabilities ..........................       (41,523,000)       (31,258,000)
                                                                                    ------------       ------------
                     Net deferred tax asset (liability) ......................      $ (4,177,000)      $  1,577,000
                                                                                    ============       ============

      As of December 31, 2002, the Company generated net operating loss ("NOL") carryforwards of approximately $86 million available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Accordingly, the Company's ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. A valuation allowance was established in prior years to partially offset the net deferred tax asset at December 31, 2002 and 2001. The valuation allowance decreased by $1,203,000 for the year ended December 31, 2002, due to basis differences in fixed assets and goodwill reduced by deferred tax assets related to increases in tax NOL carryforwards. The change in the valuation allowance in 2002 was charged to goodwill.

(9) COMMITMENTS AND CONTINGENCIES

LEASES

      The Company leases certain facilities and equipment for its corporate and operations offices under noncancelable long-term operating lease agreements. Rental expense was approximately $5,036,000, $4,794,000 and $3,861,000 for 2002,
2001, and 2000, respectively. Minimum annual rental commitments under these leases are as follows:

                        YEAR ENDING DECEMBER 31,
                        ------------------------
                        2003 ........................            $   5,203,000
                        2004 ........................                4,720,000
                        2005 ........................                3,968,000
                        2006 ........................                3,477,000
                        2007 ........................                2,762,000
                        Thereafter ..................               17,008,000
                                                                 -------------
                                                                 $  37,138,000
                                                                 =============

CUSTOMER CONTRACTS

      A substantial portion of the Company's revenue is derived from services provided under contracts and written agreements with the Company's customers. Some of these contracts, especially those contracts with large municipalities (including our largest contract and at least four of the Company's top ten contracts), provide for termination of the contract by the customer after giving relatively short notice (in some cases as little as ten days). In addition, these contracts contain liquidated damages clauses which may or may not be enforceable in the case of early termination of the contracts. If one or more of these contracts are terminated prior to the expiration of its term, and the Company is not able to replace revenues from the terminated contracts or receive liquidated damages pursuant to the terms of the contract, the lost revenue could have a material and adverse effect on the Company's business, financial condition and results of operations.

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

Riverside County

      The Company leases land and operates a composting facility in Riverside County, California, under a conditional use permit ("CUP") that expires on January 1, 2010. The CUP allows for a reduction in material intake and CUP term in the event of noncompliance with the CUP's terms and conditions. In response to alleged noncompliance due to excessive odor, on or about June 22, 1999, the Riverside County Board of Supervisors attempted to reduce the Company's intake of biosolids from 500 tons per day to 250 tons per day. The Company believes that this was not an authorized action by the Board of Supervisors. On September 15, 1999, the Company was granted a preliminary injunction restraining and enjoining the County of Riverside ("County") from restricting the Company's intake of biosolids at its Riverside composting facility.

      In the lawsuit that the Company filed in the Superior Court of California, County of Riverside, the Company has also complained that the County's treatment of the Company is in violation of its civil rights under U.S.C. Section 1983 and that its due process rights were being affected because the County was improperly administering the odor protocol, as well as other terms in the CUP. The County alleges that the odor "violations," as well as the Company's actions in not reducing intake, could reduce the term of the CUP. The Company disagrees and has challenged the County's position in the lawsuit.

      No trial date has been set at this time. The Company continues to operate under the existing CUP while the parties explore settlement. The next status conference before the Court is scheduled for July 7, 2003. Proposed terms of settlement set forth in an expired Memorandum of Understanding with the County serve as the basis for continuing settlement discussions, which terms include a plan to relocate the compost facility to a piece of land owned by the County or other acceptable sites. While the County has rejected the Company's most recent offer to relocate, on October 22, 2002, the County approved a request by the Santa Ana Watershed Project Authority ("SAWPA") to take over the process of finding a new site and competitively negotiating with a company to operate the site. This action provided the basis for a stay of the litigation which the County approved on January 7, 2003. The stay is for six months, until July 7, 2003. During this time, the County has asked that SAWPA show progress in developing a new facility. If SAWPA shows progress toward a replacement operation, the County and the Company will begin discussions toward a settlement, which will allow operations to continue at the existing facility until such time as a new SAWPA-owned or endorsed facility becomes operational. Development of the SAWPA facility will take approximately three years.

      Whether or not the parties reach settlement based on the terms of the expired Memorandum of Understanding or otherwise, the site may be closed. The Company may incur additional costs related to contractual agreements, relocation and site closure, as well as the need to obtain new permits (including some from the County) at a new site. The Company has incurred approximately $645,000 of project costs in connection with a new facility, which is included in property at December 31, 2002. If the Company is unsuccessful in its efforts to either settle or prosecute the litigation, goodwill and certain assets may be impaired. Total goodwill associated with the reporting unit is approximately $20.6 million at December 31, 2002. The financial impact associated with site closure prior to the expiration of our CUP cannot be reasonably estimated at this time. Although the Company feels that its case is meritorious, the ultimate outcome of the litigation cannot be determined at this time.

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

      In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty

Insurance Guaranty Association an amount ranging from $625,000 to $2,500,000 depending on future circumstances. The Company estimated its exposure at approximately $1.9 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company previously recorded a special charge of $2.2 million in its December 31, 2001, financial statements to record the estimated exposure for this matter and related legal expenses. The Company believes remaining accruals of approximately $1 million as of December 31, 2002, are adequate to provide for its exposures. The final resolution of these exposures could be substantially different from the amount recorded.

AON

      On October 4, 2001, the Company filed suit in the 24th Judicial District Court of Jackson County, Texas, against our insurance broker, AON Risk Services of Texas, Inc. ("AON"), and the several insurance companies that reinsured the policies issued by Reliance (the "Reinsurers") (the "AON Suit"). In the AON Suit, Synagro is seeking a judgment against AON for any and all sums that it may become liable for as a result of any settlement of, or the entry of any judgment in, the Lopez Suit, and any and all costs associated with defense thereof, as a result of the Company's assertion of negligence by AON in placing the entirety of the Company's insurance coverage with Reliance and AON's failure to obtain "cut through endorsements" to the Reliance policies, which would enable the Company to proceed directly against the Reinsurers. Synagro is also seeking a declaratory judgment against the Reinsurers declaring that the Reinsurers owe Synagro a duty of defense and indemnity in the Lopez Suit as a result of the Reinsurers' participation in the investigation, evaluation, and handling of the Lopez Suit, as a result of any "cut through endorsements" that may have been obtained by AON, and by virtue of a "fronting arrangement" whereby most or all of certain Reliance policies were reinsured. The AON Suit is at an early stage, and the ultimate outcome of this litigation, including amounts, if any, that may be recovered by the Company, cannot be determined at this time.

Design and Build Contract Risk

      We participate in design and build construction operations, usually as a general contractor. Virtually all design and construction work is performed by unaffiliated third-party subcontractors. As a consequence, we are dependent upon the continued availability of and satisfactory performance by these subcontractors for the design and construction of our facilities. There is no assurance that there will be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors. In addition, inadequate subcontractor resources and unsatisfactory performance by these subcontractors could have a material adverse effect on our business, financial condition and results of operation. Further, as the general contractor, we are legally responsible for the performance of our contracts and, if such contracts are underperformed or nonperformed by our subcontractors, we could be financially responsible. Although our contracts with our subcontractors provide for indemnification if our subcontractors do not satisfactorily perform their contract, there can be no assurance that such indemnification would cover our financial losses in attempting to fulfill the contractual obligations.

      The Company has experienced delays in completing the construction and performance test requirements at a manure digestion facility. While construction has been substantially completed, the Company is currently in the process of conducting the performance test. The Company believes the performance test will be met; however, there is a risk that the facility will not pass the contractual performance requirements. The potential impact on the Company's financial position, or results of operations if the performance test is not passed, cannot be determined at this time.

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

      As of March 21, 2003, Synagro has issued performance bonds of approximately $127 million and other guarantees. Such financial instruments are given in the ordinary course of business. Synagro insures the majority of its contractual obligations through performance bonds.

(10) OTHER COMPREHENSIVE LOSS

      The Company's accumulated comprehensive loss for the twelve months ended December 31, 2002 and 2001, is summarized as follows:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                       2002                 2001
                                                                                       ----                 ----
                Cumulative effect of change in accounting for
                   derivatives ...........................................         $(2,058,208)         $(2,058,208)
                Change in fair value of derivatives ......................          (2,200,696)          (2,200,696)
                Reclassification adjustment to earnings ..................           1,345,506              532,466
                Tax benefit of changes in fair value .....................           1,107,090            1,416,046
                                                                                   -----------          -----------
                                                                                   $(1,806,308)         $(2,310,392)
                                                                                   ===========          ===========

      There is no difference between net income (loss) and comprehensive income
(loss) for 2000.

(11) STOCKHOLDERS' EQUITY

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

SERIES C REDEEMABLE PREFERRED STOCK

      On January 26, 2000, the Company authorized 30,000 shares of Series C Preferred Stock, par value $.002 per share. Upon approval by a majority of the Company's shareholders and certain other conditions in March 2000, the Series C Preferred Stock became convertible into Series D Preferred Stock at a rate of 1:1. The Series C Preferred Stock is senior to the Company's common stock and any of its equity securities. The liquidation value of each share of Series C Preferred Stock is $1,000 per share plus accrued and unpaid dividends. Dividends on each share of Series C Preferred Stock shall accrue on a daily basis at the rate of eight percent per annum on aggregate liquidation value plus accrued and unpaid dividends. The Series C Preferred Stock has no voting rights. Shares of Series C Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends.

      On January 27, 2000, the Company issued 17,358.824 shares of Series C Preferred Stock, par value $.002 per share, to GTCR Fund VII, L.P. and its affiliates for $17,358,824. On February 4, 2000, the Company issued 419.400 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $419,400. On March 24, 2000, the Company issued 225.000 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $225,000. On March 27, 2000, the Company issued 1,260.000 shares of Series C Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $1,260,000. The proceeds were used primarily to fund the 2000 Acquisitions. The Company also issued warrants to GTCR Fund VII, L.P. and its affiliates for a nominal price in connection with the issuance of subordinated debt, which were immediately converted into 272.058 shares of Series C Preferred Stock. During April 2000, all Series C Preferred Stock was converted to Series D Preferred Stock.

SERIES D REDEEMABLE PREFERRED STOCK

      On January 26, 2000, the Company authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. The Series D Preferred Stock is convertible by the holders into a number of shares of common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue on a daily basis at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued at the Company's option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends.

      On January 27, 2000, the Company issued 2,641.176 shares of Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $2,641,176. The proceeds were used primarily to fund the 2000 Acquisitions. The Company also issued warrants to GTCR Fund VII, L.P. and its affiliates for a nominal price in connection with the issuance of subordinated debt, which warrants were immediately converted into 2,857.143 shares of Series D Preferred Stock, bringing the total Series D Preferred Stock issued to GTCR Fund VII, L.P. to 25,033.601 shares, which includes Series C Preferred Stock previously converted to Series D Preferred Stock. If the Series D Preferred Stock were converted, they would represent 10,013,441 shares of Common Stock.

SERIES E REDEEMABLE PREFERRED STOCK

      On June 14, 2000, the Company authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. The Series E Preferred Stock is convertible by the holders into a number of shares of Common Stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue on a daily basis at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends.

      On June 15, 2000, the Company issued 6,840 shares of Series E Preferred Stock to GTCR Fund VII, L.P. and its affiliates for $6,840,000. The proceeds were used primarily to fund the acquisition of EPIC. The Company also issued warrants to GTCR Fund VII, L.P. and its affiliates for a nominal price in connection with the issuance of subordinated debt, which warrants were immediately converted into 1,400 shares of Series E Preferred Stock.

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

NONCASH BENEFICIAL CONVERSION

      The Series D and Series E Preferred Stock, including Series C Preferred Stock that were converted into Series D Preferred Stock (see above), the warrants issued in connection with the subordinated debt (see Note 5) and warrants issued in connection with the issuance of Preferred Stock, which were converted into Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, are convertible into shares of the Company's common stock at $2.50 per share. This conversion feature was below the market price at the dates of issuance. During 2000, the Company recognized the value of this beneficial conversion feature of approximately $37,045,000 as a noncash beneficial conversion charge at the dates of issuance. The value of such preferred stock dividend has no impact on the Company's cash flows, but reduces basic and diluted earnings applicable to holders of common stock. The additional issuances of Series D and Series E Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value of the Company's common stock is higher than the conversion price at date of issuance.

EARNINGS PER SHARE

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

      Basic and diluted EPS are the same for the year ended December 31, 2000, because diluted earnings per share was less dilutive than basic earnings per share ("antidilutive"); however, the adjusted number of shares that would be increased was 17,849,145, of which 17,432,617 shares related to preferred stock and approximately 416,528 shares related to stock options and warrants.

      The following table summarizes the net income and weighted average shares to reconcile basic EPS and diluted EPS for the fiscal years 2002, 2001, and 2000:

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                  ----------------------------------------------
                                                                                      2002             2001             2000
                                                                                  ------------     ------------     ------------
      Net Income:

      Net income before extraordinary loss on early retirement of debt, net of tax benefit, cumulative effect of change in accounting for derivatives, preferred stock dividends and noncash beneficial
         conversion charge ................................................       $ 15,553,601     $ 19,663,728     $  6,551,113
      Extraordinary loss on early retirement of debt, net of tax benefit
         of $2,751,405 ....................................................          4,489,133               --               --
      Cumulative effect of change in accounting for derivatives ...........                 --        1,860,685               --
                                                                                  ------------     ------------     ------------
      Net income before preferred stock dividends .........................         11,064,468       17,803,043        6,551,113
      Preferred stock dividends ...........................................          7,659,133        7,247,759        3,938,499
      Noncash beneficial conversion charge ................................                 --               --      (37,045,268)
                                                                                  ------------     ------------     ------------
      Net income (loss) applicable to common stock ........................       $  3,405,335     $ 10,555,284     $(34,432,654)
                                                                                  ============     ============     ============

      Earnings per share:

      Basic
         Earnings per share before extraordinary loss on early retirement of debt, net of tax benefit, cumulative effect of change in accounting for derivatives and noncash beneficial conversion
            charge ........................................................       $       0.40     $       0.64     $       0.14
         Extraordinary loss on early retirement of debt, net of tax benefit              (0.23)              --               --
         Cumulative effect of change in accounting for derivatives ........                 --            (0.10)              --
         Noncash beneficial conversion charge .............................                 --               --            (1.92)
                                                                                  ------------     ------------     ------------
         Net income (loss) per share ......................................       $       0.17     $       0.54     $      (1.78)
                                                                                  ============     ============     ============
      Diluted
         Earnings (loss) per share before preferred stock dividends, extraordinary loss on early retirement of debt, net of tax benefit, and cumulative effect of change in accounting for
            derivatives ...................................................       $       0.30     $       0.40     $       0.14
         Extraordinary loss on early retirement of debt,
            net of tax benefit ............................................              (0.09)              --               --
         Cumulative effect of change in accounting for derivatives ........                 --            (0.04)              --
         Noncash beneficial conversion charge .............................                 --               --            (1.92)
                                                                                  ------------     ------------     ------------
         Net income (loss) per share ......................................       $       0.21     $       0.36     $      (1.78)
                                                                                  ============     ============     ============

      Weighted average shares:

      Weighted average shares outstanding for basic earning per share .....         19,627,132       19,457,389       19,289,720
      Effect of dilutive stock options ....................................            208,058           10,095               --
      Effect of convertible preferred stock under the "if converted"
         method ...........................................................         32,691,272       30,180,610               --
                                                                                  ------------     ------------     ------------
      Weighted average shares outstanding for diluted earnings per share ..         52,526,462       49,648,094       19,289,720
                                                                                  ============     ============     ============

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

(12) STOCK OPTION PLANS

      At December 31, 2002, the Company had outstanding stock options granted under the 2000 Stock Option Plan ("The 2000 Plan") and the Amended and Restated 1993 Stock Option Plan ("the Plan") for officers, directors and key employees of the Company (collectively, the "Option Plans").

      At December 31, 2002, there were 2,379,000 options for shares of common stock reserved under the 2000 Plan for future grants. Effective with the approval of the 2000 Plan, no further grants will be made under the 1993 Plan. The exercise price of options granted shall be at least 100 percent (110 percent for 10 percent or greater stockholders) of the fair value of Common Stock on the date of grant. Options must be granted within ten years from the date of the Plan and become exercisable at such times as determined by the Plan committee. Options are exercisable for no longer than five years for certain ten percent or greater stockholders and for no longer than ten years for others.

      A summary of the Company's stock option plans as of December 31, 2002, 2001, and 2000, and changes during those years is presented below:

2000 Plan

                                                                                                               WEIGHTED
                                                                                                                AVERAGE
                                                                        SHARES UNDER            EXERCISE       EXERCISE
                                                                           OPTION             PRICE RANGE        PRICE
                                                                        ------------          -----------      --------
      Options outstanding at December 31, 2000 .................            925,000          $       2.50      $   2.50
        Granted ................................................          4,239,489           2.50 - 6.31          2.79
        Canceled ...............................................           (666,500)                 2.50          2.50
                                                                          ---------          ------------      --------
      Options outstanding at December 31, 2001 .................          4,497,989           2.50 - 6.31          2.77
        Granted ................................................          1,225,000                  2.50          2.50
        Canceled ...............................................            (83,500)                 2.50          2.50
                                                                          ---------          ------------      --------
      Options outstanding at December 31, 2002 .................          5,639,489          $2.50 - 6.31      $   2.72
                                                                          =========          ============      ========
      Exercisable at December 31, 2002 .........................          1,460,089          $2.50 - 6.31      $   3.34
                                                                          =========          ============      ========

1993 Plan

                                                                                                                 WEIGHTED
                                                                                                                  AVERAGE
                                                                          SHARES UNDER         EXERCISE          EXERCISE
                                                                             OPTION           PRICE RANGE         PRICE
                                                                          ------------        -----------        --------
            Options outstanding at December 31, 2000 ............          1,310,273          $2.00 - 8.25         $ 3.34
              Canceled/expired ..................................           (173,600)          2.75 - 8.25           3.48
              Exercised .........................................            (41,000)                 2.00           2.00
                                                                           ---------          ------------      --------
            Options outstanding at December 31, 2001 ............          1,095,673           2.00 - 6.31           3.47
              Canceled/expired ..................................            (35,000)          3.00 - 3.63           3.18
                                                                           ---------          ------------      --------
            Options outstanding at December 31, 2002 ............          1,060,673          $2.00 - 6.31         $ 3.48
                                                                           =========          ============         ======
            Exercisable at December 31, 2002 ....................          1,060,673          $2.00 - 6.31         $ 3.48
                                                                           =========          ============         ======

OTHER OPTIONS

      In addition to options issuable under the above plans, the Company has other options outstanding to employees and directors of the Company, which were issued at exercise prices equal to the fair market value at the grant date of the options, and summarized as follows:

                                                                                                WEIGHTED
                                                                                                AVERAGE
                                                                         SHARES UNDER           EXERCISE             EXERCISE
                                                                            OPTION             PRICE RANGE             PRICE
                                                                         ------------         ------------         ------------
            Options outstanding at December 31, 2000 ............          2,525,613          $2.00 - 6.94              $3.65
              Canceled ..........................................           (488,659)          2.75 - 6.31               5.01
                                                                           ---------          ------------              -----
            Options outstanding at December 31, 2001 ............          2,036,954           2.00 - 6.94               3.36
              Canceled ..........................................             (5,000)                 2.00               2.00
                                                                           ---------          ------------              -----
            Options outstanding at December 31, 2002 ............          2,031,954          $2.00 - 6.94              $3.36
                                                                           =========          ============              =====
            Exercisable at December 31, 2002 ....................          2,031,954          $2.00 - 6.94              $3.36
                                                                           =========          ============              =====

      The following ranges of options were outstanding as of December 31, 2002:

                                                                                           WEIGHTED AVERAGE
            OUTSTANDING SHARES                EXERCISE PRICE      WEIGHTED AVERAGE          CONTRACTUAL LIFE
            UNDER OPTION                           RANGE           EXERCISE PRICE              (IN YEARS)             EXERCISABLE
            ------------------                --------------      ----------------         -----------------          -----------
            6,350,470                          $2.00 - 2.99           $   2.49                    7.76                  2,171,070
            1,533,326                           3.00 - 3.99               3.23                    5.65                  1,533,326
              251,988                           4.00 - 5.99               4.55                    7.41                    251,988
              596,332                           6.00 - 6.94               6.54                    7.28                    596,332

(13) REORGANIZATION COSTS

      During 2002, the Company decided to reorganize by reducing the number of its operating regions, which resulted in approximately $678,000 of severance costs in connection with the termination of 24 employees and approximately $227,000 of terminated office lease arrangements. The total costs incurred of approximately $905,000 have been reported as reorganization costs in 2002. There were no such reorganization costs in the prior years.

(14) SPECIAL CREDITS, NET

      In 2001, the Company recognized $5.0 million of net special credits, which includes the $6.1 million special credit from litigation settlement related to claims between the Company and Azurix Corp. arising from financing and merger discussions between the companies that were terminated in October 1999 and settled in September 2001, partially offset by the $1.1 million of net special charges recognized in December 2001. The $1.1 million of net special charges includes a $2.2 million charge for the Company's estimated net exposure for unpaid insurance claims and other costs related to the Company's 1998 and 1999 policy periods for which coverage may not be available due to the pending liquidation status of the Company's previous insurance underwriter, Reliance

National Indemnity Company, partially offset by a $1.1 million special credit resulting from the settlement of the Marshall litigation as such matter was settled in an amount favorable to prior estimates. See Note 9.

(15) EMPLOYEE BENEFIT PLANS

      Certain of the Company's subsidiaries sponsor various defined contribution retirement plans for full-time and some part-time employees. The plans cover employees at all of the Company's operating locations. The defined contribution plans provide for contributions ranging from one percent to 15 percent of covered employees' salaries or wages. The Company may make a matching contribution as a percentage set at the end of each plan year. For 2002, 2001, and 2000, the matching contributions totaled approximately $1,097,000, $1,033,000, and $223,000, respectively.

(16) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Quarterly financial information for the years ended December 31, 2002 and 2001, is summarized as follows (in thousands, except per share data).

                                                           QUARTER ENDED                                QUARTER ENDED
                                           -------------------------------------------    -----------------------------------------
                                            (in thousands, except for per share data)     (in thousands, except for per share data)
                                           MARCH 31,   JUNE 30,    SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,  SEPT. 30,  DEC. 31,
                                             2002        2002         2002       2002       2001        2001       2001      2001
                                           --------    --------    ---------   -------    --------    -------   ---------  --------
         Revenues ......................   $ 56,817    $ 69,499     $74,712    $71,600    $ 58,795    $65,800    $70,067    $65,534
         Gross profit ..................     13,559      19,499      19,426     18,264      13,468     18,711     19,091     17,005
         Operating income ..............      7,763      13,861      13,328     11,849       6,984     12,333     18,218      9,449
         Net income (loss) applicable to
           common stock ................   $   (412)   $   (303)    $ 2,537    $ 1,583    $ (3,973)   $ 3,443    $10,151    $   934
         Earnings per share
           Basic .......................   $  (0.02)   $  (0.02)    $  0.13    $  0.08    $  (0.21)   $  0.18    $  0.52    $  0.05
           Diluted .....................   $  (0.02)   $   0.03     $  0.08    $  0.07    $  (0.21)   $  0.11    $  0.24    $  0.05

      The sum of the individual quarterly earnings per share amounts do not agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter, and the dilutive effects of the redeemable preferred stock and stock options, if applicable, in each quarter.

(17) RELATED PARTY

Proceeds from the sale of $150 million aggregate principal amount of Notes were used to repay and refinance existing indebtedness under the Company's previous credit facility as of April 17, 2002, and the Company's subordinated debt. Affiliates of GTCR Golder Rauner LLC and The TCW Group, Inc., the Company's preferred stockholders, were participating lenders under the subordinated debt, and as such, they received the portion of the proceeds from the sale of the Notes that were used to retire all amounts outstanding under the subordinated debt, approximately $26,380,000 each.

As part of the purchase price of Earthwise, the Company entered into a $1.5 million note agreement with the former owners who stayed on as employees. The note is payable in three equal, annual installments beginning October 2003, and has an interest rate of five percent paid quarterly.

(18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 5, as of December 31, 2002, all of the Company's subsidiaries, except the Non-Guarantor Subsidiaries, are Guarantors for the Senior Subordinated Notes. Additionally, Synagro Technologies, Inc., the parent company, is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheet as of December 31, 2002, has been provided. As the Non-Guarantor Subsidiaries had no significant operations and cash flows from the time they were formed in December 2002 through December 31, 2002, no condensed consolidating statements of operations or cash flows have been provided.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                    DECEMBER 31, 2002
                                        -------------------------------------------------------------------------
                                                     GUARANTOR      NON-GUARANTOR
                                         PARENT     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                        ---------   ------------   ----------------   ------------   ------------
               ASSETS
Current Assets:
  Cash and cash equivalents...........  $      81     $    158              --          $     --       $    239
  Restricted cash.....................         --        1,695              --                --          1,695
  Accounts receivable, net............         --       54,814              --                --         54,814
  Note receivable, current portion....         --          554              --                --            554
  Prepaid expenses and other
     current assets...................         --       15,399              --                --         15,399
                                        ---------     --------         -------          --------       --------
     Total current assets.............         81       72,620              --                --         72,701
Property, machinery & equipment, net..         --      213,331              --                --        213,331
Other Assets:
  Goodwill............................         --      168,464              --                --        168,464
  Investments in subsidiaries.........     77,482           --              --           (77,482)            --
  Restricted cash -- construction
     fund.............................         --           --          17,733                --         17,733
  Restricted cash -- debt service
     fund.............................         --        5,778           1,713                --          7,491
  Other, net..........................      6,371        5,410           1,965                --         13,746
                                        ---------     --------         -------          --------       --------
     Total assets.....................  $  83,934     $465,603         $21,411          $(77,482)      $493,466
                                        =========     ========         =======          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt...  $   1,111     $     --         $    --          $     --       $  1,111
  Current portion of nonrecourse
     project revenue bonds............         --        2,430              --                --          2,430
  Current portion of capital lease
     obligations......................         --        1,280              --                --          1,280
  Accounts payable and accrued
     expenses.........................         --       48,811              --                --         48,811
                                        ---------     --------         -------          --------       --------
     Total current liabilities........      1,111       52,521              --                --         53,632

Long-Term Debt:
  Long-term debt obligations, net.....    209,225        1,526              --                --        210,751
  Nonrecourse project revenue bonds,
      net.............................         --       43,935          20,906                --         64,841
  Intercompany........................   (273,729)     273,729              --                --             --
  Capital lease obligations, net......         --        7,938              --                --          7,938
                                        ---------     --------         -------          --------       --------
     Total long-term debt.............    (64,504)     327,128          20,906                --        283,530
Other Long-Term Liabilities:
  Other long-term liabilities.........         --        8,977              --                --          8,977
  Fair value of interest rate swap....      3,437           --              --                --          3,437
                                        ---------     --------         -------          --------       --------
     Total other long-term
       liabilities....................      3,437        8,977              --                --         12,414
         Total liabilities............    (59,956)     388,626          20,906                --        349,576
Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and
  outstanding, redeemable at $1,000
  per share...........................     78,090           --              --                --         78,090
Stockholders' Equity:
  Capital.............................    109,206       38,585             505           (39,090)       109,206
  Accumulated deficit.................    (41,600)      38,392              --           (38,392)       (41,600)
  Accumulated other comprehensive
    loss..............................     (1,806)          --              --                --         (1,806)
                                        ---------     --------         -------          --------       --------
     Total stockholders' equity.......     65,800       76,977             505           (77,482)        65,800
                                        ---------     --------         -------          --------       --------
Total liabilities and stockholders'
  equity..............................  $  83,934     $465,603         $21,411          $(77,482)      $493,466
                                        =========     ========         =======          ========       ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company filed a Form 8-K on August 7, 2002, confirming the dismissal of Arthur Andersen LLP as the Company's independent auditor and appointing PricewaterhouseCoopers LLP as the Company's independent auditor.

                                    PART III

      In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company has filed with the Securities and Exchange Commission, not later than 120 days after December 31, 2002, a definitive proxy statement pursuant to Regulation 14A involving the election of directors. Reference is made to the sections of such proxy statement entitled "Other Information - Principal Stockholders," "Other Information - Executive Compensation," "Election of Directors - Management Stockholdings," and "Other Information - Certain Transactions," which sections and subsections of such proxy statement are incorporated herein.

ITEM 14. CONTROLS AND PROCEDURES

      Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective in timely alerting the Company's management to material information required to be included in this Form 10-K and other Exchange Act filings.

      There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Financial Statements and Exhibits:

      1. Financial Statements:

                                                                                                       PAGE
                                                                                                       ----
                  Report of Independent Accountants - PricewaterhouseCoopers LLP ..............          36
                  Report of Independent Public Accountants - Arthur Andersen LLP ..............          37
                  Consolidated Balance Sheets as of December 31, 2002 and 2001 ................          38
                  Consolidated Statements of Operations for the Years Ended
                     December 31,2002, 2001 and 2000 ..........................................          39
                  Consolidated Statements of Stockholders' Equity for the Years Ended
                     December 31, 2002, 2001 and 2000 .........................................          40
                  Consolidated Statements of Cash Flows for the Years Ended
                     December 31,2002, 2001 and 2000 ..........................................          41
                  Notes to Consolidated Financial Statements ..................................          43

      2. Financial Schedules:

      All financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

      3. Exhibits:

                  3.1   --    Restated Certificate of Incorporation of Synagro
                              Technologies, Inc. (the "Company") dated
                              August 16, 1996 (Incorporated by reference to
                              Exhibit 3.1 to the Company's Post-Effective
                              Amendment No. 1 to Registration Statement No.
                              33-95028, dated October 25, 1996).

                  3.2   --    Amended and Restated Bylaws of the Company dated
                              effective January 27, 2000 (Incorporated by
                              reference to Exhibit No. 3.2 to the Company's
                              Annual Report on Form 10-K for the year ended
                              December 31, 2001).

                  4.1   --    Specimen Common Stock Certificate of the Company
                              (Incorporated by reference to Exhibit 4.1 to the
                              Company's Registration Statement on Form 10, dated
                              December 29, 1992).

                  4.2   --    Certificate of Designations, Preferences and
                              Rights of Series D Convertible Preferred Stock of
                              Synagro Technologies, Inc. (Incorporated by
                              reference to Exhibit 2.5 to the Company's Current
                              Report on Form 8-K, dated February 17, 2000).

                  4.3   --    Certificate of Designations, Preferences and
                              Rights of Series E Convertible Preferred Stock of
                              Synagro Technologies, Inc. (Incorporated by
                              reference to Exhibit 2.3 to the Company's Current
                              Report on Form 8-K, dated June 30, 2000).

                  4.4   --    Amended and Restated Warrant Agreement, dated
                              August 14, 2000, by and between Synagro
                              Technologies, Inc. and GTCR Capital Partners, L.P.
                              (Incorporated by reference to Exhibit 2.6 to the
                              Company's Current Report on Form 8-K, dated
                              August 28, 2000).

                  4.5   --    TCW/Crescent Warrant Agreement dated August 14,
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

                  4.6   --    Form of Stock Purchase Warrant (Incorporated by
                              reference to Exhibit 2.7 to the Company's Current
                              Report on Form 8-K, dated August 28, 2000).

                  4.7   --    Amended and Restated Registration Agreement dated
                              August 14, 2000, by and between Synagro
                              Technologies, Inc., GTCR Fund VII. L.P., GTCR
                              Co-Invest, L.P., GTCR Capital Partners, L.P.,
                              TCW/Crescent Mezzanine Partners II, L.P.,
                              TCW/Crescent Mezzanine Trust II, TCW Leveraged
                              Income Trust, L.P., TCW Leveraged Income Trust II,
                              L.P., and TCW Leverage Income Trust IV, L.P.
                              (Incorporated by reference to Exhibit 2.8 to the
                              Company's Current Report on Form 8-K, dated
                              August 28, 2000).

                  4.8   --    Stockholders Agreement dated August 14, 2000, by
                              and between Synagro Technologies Inc., GTCR Fund
                              VII, L.P., GTCR Co-Invest, L.P., GTCR Capital
                              Partners, L.P., TCW/Crescent Mezzanine Partners
                              II, L.P., TCW/Crescent Mezzanine Trust II, TCW
                              Leveraged Income Trust, L.P., TCW Leveraged Income
                              Trust II, L.P., and TCW Leveraged Income Trust IV,
                              L.P. (Incorporated by reference to Exhibit 2.9 to
                              the Company's Current Report on Form 8-K, dated
                              August 28, 2000).

                  4.9   --    Form of TCW/Crescent Warrant (Incorporated by
                              reference to Exhibit 2.10 to the Company's Current
                              Report on Form 8-K, dated August 28, 2000).

                  4.10  --    Form of GTCR Warrant (Incorporated by reference to
                              Exhibit 2.11 to the Company's Current Report on
                              Form 8-K, dated August 28, 2000).

                  10.1  --    Form of Indemnification Agreement (Incorporated by
                              reference to Appendix F to the Company's Proxy
                              Statement on Schedule 14A for Annual Meeting of
                              Stockholders, dated May 9, 1996).

                  10.2  --    Amended and Restated 1993 Stock Option Plan dated
                              August 5, 1996 (Incorporated by reference to
                              Exhibit 4.1 to the Company's Registration
                              Statement on Form S-8 (No. 333-64999), dated
                              September 30, 1998).

                  10.3  --    Second Amended and Restated Credit Agreement dated
                              August 14, 2000, by and among Synagro
                              Technologies, Inc., Bank of America, N.A.,
                              Suntrust Bank, Key Corporate Capital, Inc., and
                              various other financial institutions (Incorporated
                              by reference to Exhibit 2.4 to the Company's
                              Current Report on Form 8-K, dated August 28,
                              2000).

                  10.4  --    First Amendment dated February 25, 2002 to the
                              Second Amended and Restated Credit Agreement dated
                              August 14, 2000, by and among Synagro
                              Technologies, Inc., Bank of America, N.A.,
                              SunTrust Bank, Key Corporate Capital, Inc., and
                              various other financial institution (Incorporated
                              by reference to Exhibit 10.5 to the Company's
                              Annual Report on Form 10-K for the year ended
                              December 31, 2001).

                  10.5  --    Agreement and Plan of Merger dated October 20,
                              1999, by and among Synagro Technologies, Inc.,
                              RESTEC Acquisition Corp., New England Treatment
                              Company Inc., Paul A. Toretta, Frances A.
                              Guerrera, Frances A. Guerrera, as executrix of the
                              Estate of Richard J. Guerrera, and Frances A.
                              Guerrera and Robert Dionne, as Co-Trustee of the
                              Richard J. Guerrera Revocable Trust under
                              Agreement dated November 2, 1998, as amended by
                              that certain Letter Amendment dated January 7,
                              2000, and that certain Second Amendment to
                              Agreement and Plan of Merger dated January 26,
                              2000 (Incorporated by reference to Exhibit 2.1,
                              2.3 and 2.4 to the Company's Current Report on
                              Form 8-K, dated February 11, 2000).

                  10.6  --    Purchase and Sale Agreement dated October 20,
                              1999, by and among Synagro Technologies, Inc.,
                              Paul A. Toretta, Eileen Toretta, as Trustee of the
                              Paul A. Toretta 1998 Grant, Frances A. Guerrera,
                              Frances A. Guerrera, as executrix of the Estate of
                              Richard J. Guerrera, and Frances A. Guerrera and
                              Robert Dionne, as Co-Trustees of the Richard J.
                              Guerrera Revocable Trust under Agreement dated
                              November 2, 1998, as amended by that certain
                              Letter Amendment dated January 7, 2000, and that
                              certain Second Amendment to Purchase and Sale
                              Agreement and dated January 26, 2000 (Incorporated
                              by reference to Exhibit 2.2, 2.3 and 2.5 to the
                              Company's Current Report on Form 8-K, dated
                              February 11, 2000).

                  10.7  --    Stock Purchase Agreement dated October 26, 1999,
                              by and among Synagro Technologies, Inc., Gerald L.
                              Rehbein and Gordon W. Rehbein (Incorporated by
                              reference to Exhibit 2.3 to the Company's Current
                              Report on Form 8-K, dated April 10, 2000).

                  10.8  --    Stock Purchase Agreement dated March 31, 2000, by
                              and between Synagro Technologies, Inc. and Compost
                              America Holding Company, Inc. (Incorporated by
                              reference to Exhibit 2.1 to the Company's Current
                              Report on Form 8-K, dated June 30, 2000).

                  10.9  --    Earn Out Agreement dated June 15, 2000, by and
                              among Synagro Technologies, Inc. and Compost
                              America Holding Company, Inc. (Incorporated by
                              reference to Exhibit 2.2 to the Company's Current
                              Report on Form 8-K, dated June 30, 2000).

                 10.10  --    Purchase Agreement dated January 27, 2000, by and
                              between Synagro Technologies, Inc. and GTCR Fund
                              VII, L.P. (Incorporated by reference to Exhibit
                              2.1 to the Company's Current Report on Form 8-K,
                              dated February 17, 2000).

                 10.11  --    Professional Services Agreement, dated January 27,
                              2000, by and between Synagro Technologies, Inc.
                              and GTCR Fund VII, L.P. (Incorporated by reference
                              to Exhibit 2.7 to the Company's Current Report on
                              Form 8-K, dated February 17, 2000).

                 10.12  --    Amended and Restated Senior Subordinated Loan
                              Agreement, dated August 14, 2000, by and among
                              Synagro Technologies, Inc., certain subsidiary
                              guarantors, GTCR Capital Partners, L.P. and TCW/
                              Crescent Mezzanine Partners II, L.P., TCW/Crescent
                              Mezzanine Trust II, TCW Leveraged Income Trust,
                              L.P., TCW Leveraged Income Trust II, L.P., and TCW
                              Leveraged Income Trust IV, L.P. (Incorporated by
                              reference to Exhibit 2.2 to the Company's Current
                              Report on Form 8-K, dated February 17, 2000).

                 10.13  --    Stock Purchase Agreement dated April 28, 2000, by
                              and among Synagro Technologies, Inc., Resco
                              Holdings, Inc., Waste Management Holdings, Inc.,
                              and Waste Management, Inc. (Incorporated by
                              reference to Exhibit 2.1 to the Company's Current
                              Report on Form 8-K, dated August 28, 2000).

                 10.14  --    First Amendment to Amended and Restated Credit
                              Agreement dated March 6, 2000, by and among
                              Synagro Technologies, Inc., Bank of America, N.A.,
                              Canadian Imperial Bank of Commerce, and various
                              financial institutions (Incorporated by reference
                              to Exhibit 10.22 to the Company's Current Report
                              on Form 10-K, dated March 30, 2000).

                 10.15  --    Amended and Restated Monitoring Agreement dated
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

                              Leveraged Income Trust IV, L.P. (Incorporated by reference to Exhibit 2.12 to the Company's Current
                              Report on Form 8-K, dated August 28, 2000).

                 10.16  --    Employment Agreement dated February 19, 1999, by
                              and between Synagro Technologies, Inc. and Ross M.
                              Patten (Incorporated by reference to Exhibit 10.20
                              to the Company's Current Report on Form 10-K/A,
                              dated April 30, 2001); Agreement Concerning
                              Employment Rights dated January 27, 2000, by and
                              between Synagro Technologies, Inc. and Ross M.
                              Patten (Incorporated by reference to Exhibit 2.8
                              to the Company's Current Report on Form 8-K, dated
                              February 17, 2000).(1)

                 10.17  --    Employment Agreement dated February 19, 1999, by
                              and between Synagro Technologies, Inc. and Mark A.
                              Rome (Incorporated by reference to Exhibit 10.21
                              to the Company's Current Report on Form 10-K/A,
                              dated April 30, 2001); Agreement Concerning
                              Employment Rights dated January 27, 2000, by and
                              between Synagro Technologies, Inc. and Mark A.
                              Rome (Incorporated by reference to Exhibit 2.9 to
                              the Company's Current Report on Form 8-K, dated
                              February 17, 2000).(1)

                 10.18  --    Employment Agreement dated February 19, 1999, by
                              and between Synagro Technologies, Inc. and Alvin
                              L. Thomas II (Incorporated by reference to Exhibit
                              10.22 to the Company's Current Report on Form
                              10-K/A, dated April 30, 2001); Agreement
                              Concerning Employment Rights dated January 27,
                              2000, by and between Synagro Technologies, Inc.
                              and Alvin L. Thomas, II (Incorporated by reference
                              to Exhibit 2.10 to the Company's Current Report on
                              Form 8-K, dated February 17, 2000).(1)

                 10.19  --    Employment Agreement dated May 10, 1999, by and
                              between Synagro Technologies, Inc. and J. Paul
                              Withrow (Incorporated by reference to Exhibit 2.11
                              to the Company's Current Report on Form 8-K, dated
                              February 17, 2000); Agreement Concerning
                              Employment Rights dated January 27, 2000, by and
                              between Synagro Technologies, Inc. and J. Paul
                              Withrow (Incorporated by reference to Exhibit 2.12
                              to the Company's Current Report on Form 8-K, dated
                              February 17, 2000).(1)

                 10.20  --    Employment Agreement dated January 1, 2000, by and
                              between Synagro Technologies, Inc. and Randall S.
                              Tuttle (Incorporated by reference to Exhibit 10.24
                              to the Company's Current Report on Form 10-Q,
                              dated November 14, 2001).(1)

                 10.21  --    Amendment No. 2 to Agreement Concerning Employment
                              Rights dated March 1, 2001, by and between Synagro
                              Technologies, Inc. and Ross M. Patten
                              (Incorporated by reference to the Company's Annual
                              Report on Form 10-K for the year ended
                              December 31, 2001).(1)

                 10.22  --    Amendment No. 2 to Agreement Concerning Employment
                              Rights dated March 1, 2001, by and between Synagro
                              Technologies, Inc. and Mark A. Rome (Incorporated
                              by reference to the Company's Annual Report on
                              Form 10-K for the year ended December 31, 2001).(1)

                 10.23  --    Amendment No. 2 to Agreement Concerning Employment
                              Rights dated March 1, 2001, by and between Synagro
                              Technologies, Inc. and Alvin L. Thomas, II
                              (Incorporated by reference to the Company's Annual
                              Report on Form 10-K for the year ended
                              December 31, 2001).(1)

                 10.24  --    Amendment No. 2 to Agreement Concerning Employment
                              Rights dated March 1, 2001, by and between Synagro
                              Technologies, Inc. and J. Paul Withrow
                              (Incorporated by reference to the Company's Annual
                              Report on Form 10-K for the year ended
                              December 31, 2001).(1)

                 10.25  --    2000 Stock Option Plan dated October 31, 2000
                              (Incorporated by reference to Exhibit A to the
                              Company's Proxy Statement on Schedule 14A for
                              Annual Meeting of Stockholders, dated
                              September 28, 2000).(1)

                 10.26  --    Employment Agreement dated September 1, 2001, by
                              and between Synagro Technologies, Inc. and James
                              P. Carmichael (Incorporated by reference to
                              Exhibit 10.30 to the Company's Current Report on
                              Form 10-Q, dated November 14, 2001).(1)

                 10.27  --    Employment Agreement dated March 1, 2002, by and
                              between Synagro Technologies, Inc. and Robert
                              Boucher (Incorporated by reference to the
                              Company's Annual Report on Form 10-K for the year
                              ended December 31, 2001).(1)

                 10.28  --    Amendment No. 1 to Employment Agreement dated
                              effective February 1, 2002, by and between Synagro
                              Technologies, Inc. and Randall S. Tuttle
                              (Incorporated by reference to the Company's Annual
                              Report on Form 10-K for the year ended
                              December 31, 2001).(1)

                 10.29  --    Third Amended and Restated Credit Agreement dated
                              May 8, 2002, among Synagro Technologies, Inc.,
                              various financial institutions, and Bank of
                              America, N.A. (Incorporated by reference to the
                              Company's Form 10-Q for the period ended March 31,
                              2002).

                 21.1*  --    Subsidiaries of Synagro Technologies, Inc.

                 23.1*  --    Consent of Independent Accountants

                 99.1*  --    Certification of Chief Executive Officer

                 99.2*  --    Certification of Chief Financial Officer

----------

*     Filed with this Form 10-K.

(1)   Management contract or compensatory plan or agreement.

      (b)   Reports on Form 8-K:

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SYNAGRO TECHNOLOGIES, INC.
                                            (Registrant)


                                            By:         /s/ ROSS M. PATTEN
                                               ---------------------------------
                                                          Ross M. Patten
                                                    Chairman of the Board and
                                                     Chief Executive Officer

Date: March 21, 2003

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

                 SIGNATURE                                         TITLE                                      DATE
                 ---------                                         -----                                      ----
           /s/ ROSS M. PATTEN                         Chairman of the Board and Chief                    March 21, 2003
---------------------------------------                Executive Officer and Director
             Ross M. Patten                            (Principal Executive Officer)

           /s/ J. PAUL WITHROW                       Chief Financial Officer (Principal                  March 21, 2003
---------------------------------------                     Accounting Officer)
             J. Paul Withrow

            /s/ GENE MEREDITH                                     Director                               March 21, 2003
---------------------------------------
              Gene Meredith

       /s/ KENNETH CHUAN-KAI LEUNG                                Director                               March 21, 2003
---------------------------------------
         Kenneth Chuan-kai Leung

          /s/ ALFRED TYLER, 2ND                                   Director                               March 21, 2003
---------------------------------------
            Alfred Tyler, 2nd

          /s/ DAVID A. DONNINI                                    Director                               March 21, 2003
---------------------------------------
            David A. Donnini

          /s/ VINCENT J. HEMMER                                   Director                               March 21, 2003
---------------------------------------
            Vincent J. Hemmer

                                  CERTIFICATION

I, Ross M. Patten , certify that:

1. I have reviewed this annual report on Form 10-K of Synagro Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003                                /s/ Ross M. Patten
      --------------                       ------------------------------------
                                            Chairman and Chief Executive Officer

                                  CERTIFICATION

I, J. Paul Withrow , certify that:

1. I have reviewed this annual report on Form 10-K of Synagro Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21 , 2003                                /s/ J. Paul Withrow
      ---------------                      ------------------------------------
                                                   Chief Financial Officer

                                 Exhibit Index

                  3.1   --    Restated Certificate of Incorporation of Synagro
                              Technologies, Inc. (the "Company") dated August
                              16, 1996 (Incorporated by reference to Exhibit 3.1
                              to the Company's Post-Effective Amendment No. 1 to
                              Registration Statement No. 33-95028, dated
                              October 25, 1996).

                  3.2   --    Amended and Restated Bylaws of the Company dated
                              effective January 27, 2000 (Incorporated by
                              reference to Exhibit No. 3.2 to the Company's
                              Annual Report on Form 10-K for the year ended
                              December 31, 2001).

                  4.1   --    Specimen Common Stock Certificate of the Company
                              (Incorporated by reference to Exhibit 4.1 to the
                              Company's Registration Statement on Form 10, dated
                              December 29, 1992).

                  4.2   --    Certificate of Designations, Preferences and
                              Rights of Series D Convertible Preferred Stock of
                              Synagro Technologies, Inc. (Incorporated by
                              reference to Exhibit 2.5 to the Company's Current
                              Report on Form 8-K, dated February 17, 2000).

                  4.3   --    Certificate of Designations, Preferences and
                              Rights of Series E Convertible Preferred Stock of
                              Synagro Technologies, Inc. (Incorporated by
                              reference to Exhibit 2.3 to the Company's Current
                              Report on Form 8-K, dated June 30, 2000).

                  4.4   --    Amended and Restated Warrant Agreement, dated
                              August 14, 2000, by and between Synagro
                              Technologies, Inc. and GTCR Capital Partners, L.P.
                              (Incorporated by reference to Exhibit 2.6 to the
                              Company's Current Report on Form 8-K, dated
                              August 28, 2000).

                  4.5   --    TCW/Crescent Warrant Agreement dated August 14,
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

                  4.6   --    Form of Stock Purchase Warrant (Incorporated by
                              reference to Exhibit 2.7 to the Company's Current
                              Report on Form 8-K, dated August 28, 2000).

                  4.7   --    Amended and Restated Registration Agreement dated
                              August 14, 2000, by and between Synagro
                              Technologies, Inc., GTCR Fund VII. L.P., GTCR
                              Co-Invest, L.P., GTCR Capital Partners, L.P.,
                              TCW/Crescent Mezzanine Partners II, L.P.,
                              TCW/Crescent Mezzanine Trust II, TCW Leveraged
                              Income Trust, L.P., TCW Leveraged Income Trust II,
                              L.P., and TCW Leverage Income Trust IV, L.P.
                              (Incorporated by reference to Exhibit 2.8 to the
                              Company's Current Report on Form 8-K, dated
                              August 28, 2000).

                  4.8   --    Stockholders Agreement dated August 14, 2000, by
                              and between Synagro Technologies Inc., GTCR Fund
                              VII, L.P., GTCR Co-Invest, L.P., GTCR Capital
                              Partners, L.P., TCW/Crescent Mezzanine Partners
                              II, L.P., TCW/Crescent Mezzanine Trust II, TCW
                              Leveraged Income Trust, L.P., TCW Leveraged Income
                              Trust II, L.P., and TCW Leveraged Income Trust IV,
                              L.P. (Incorporated by reference to Exhibit 2.9 to
                              the Company's Current Report on Form 8-K, dated
                              August 28, 2000).

                  4.9   --    Form of TCW/Crescent Warrant (Incorporated by
                              reference to Exhibit 2.10 to the Company's Current
                              Report on Form 8-K, dated August 28, 2000).

                  4.10  --    Form of GTCR Warrant (Incorporated by reference to
                              Exhibit 2.11 to the Company's Current Report on
                              Form 8-K, dated August 28, 2000).

                  10.1  --    Form of Indemnification Agreement (Incorporated by
                              reference to Appendix F to the Company's Proxy
                              Statement on Schedule 14A for Annual Meeting of
                              Stockholders, dated May 9, 1996).

                  10.2  --    Amended and Restated 1993 Stock Option Plan dated
                              August 5, 1996 (Incorporated by reference to
                              Exhibit 4.1 to the Company's Registration
                              Statement on Form S-8 (No. 333-64999), dated
                              September 30, 1998).

                  10.3  --    Second Amended and Restated Credit Agreement dated
                              August 14, 2000, by and among Synagro
                              Technologies, Inc., Bank of America, N.A.,
                              Suntrust Bank, Key Corporate Capital, Inc., and
                              various other financial institutions (Incorporated
                              by reference to Exhibit 2.4 to the Company's
                              Current Report on Form 8-K, dated August 28,
                              2000).

                  10.4  --    First Amendment dated February 25, 2002 to the
                              Second Amended and Restated Credit Agreement dated
                              August 14, 2000, by and among Synagro
                              Technologies, Inc., Bank of America, N.A.,
                              SunTrust Bank, Key Corporate Capital, Inc., and
                              various other financial institution (Incorporated
                              by reference to Exhibit 10.5 to the Company's
                              Annual Report on Form 10-K for the year ended
                              December 31, 2001).

                  10.5  --    Agreement and Plan of Merger dated October 20,
                              1999, by and among Synagro Technologies, Inc.,
                              RESTEC Acquisition Corp., New England Treatment
                              Company Inc., Paul A. Toretta, Frances A.
                              Guerrera, Frances A. Guerrera, as executrix of the
                              Estate of Richard J. Guerrera, and Frances A.
                              Guerrera and Robert Dionne, as Co-Trustee of the
                              Richard J. Guerrera Revocable Trust under
                              Agreement dated November 2, 1998, as amended by
                              that certain Letter Amendment dated January 7,
                              2000, and that certain Second Amendment to
                              Agreement and Plan of Merger dated January 26,
                              2000 (Incorporated by reference to Exhibit 2.1,
                              2.3 and 2.4 to the Company's Current Report on
                              Form 8-K, dated February 11, 2000).

                  10.6  --    Purchase and Sale Agreement dated October 20,
                              1999, by and among Synagro Technologies, Inc.,
                              Paul A. Toretta, Eileen Toretta, as Trustee of the
                              Paul A. Toretta 1998 Grant, Frances A. Guerrera,
                              Frances A. Guerrera, as executrix of the Estate of
                              Richard J. Guerrera, and Frances A. Guerrera and
                              Robert Dionne, as Co-Trustees of the Richard J.
                              Guerrera Revocable Trust under Agreement dated
                              November 2, 1998, as amended by that certain
                              Letter Amendment dated January 7, 2000, and that
                              certain Second Amendment to Purchase and Sale
                              Agreement and dated January 26, 2000 (Incorporated
                              by reference to Exhibit 2.2, 2.3 and 2.5 to the
                              Company's Current Report on Form 8-K, dated
                              February 11, 2000).

                  10.7  --    Stock Purchase Agreement dated October 26, 1999,
                              by and among Synagro Technologies, Inc., Gerald L.
                              Rehbein and Gordon W. Rehbein (Incorporated by
                              reference to Exhibit 2.3 to the Company's Current
                              Report on Form 8-K, dated April 10, 2000).

                  10.8  --    Stock Purchase Agreement dated March 31, 2000, by
                              and between Synagro Technologies, Inc. and Compost
                              America Holding Company, Inc. (Incorporated by
                              reference to Exhibit 2.1 to the Company's Current
                              Report on Form 8-K, dated June 30, 2000).

                  10.9  --    Earn Out Agreement dated June 15, 2000, by and
                              among Synagro Technologies, Inc. and Compost
                              America Holding Company, Inc. (Incorporated by
                              reference to Exhibit 2.2 to the Company's Current
                              Report on Form 8-K, dated June 30, 2000).

                 10.10  --    Purchase Agreement dated January 27, 2000, by and
                              between Synagro Technologies, Inc. and GTCR Fund
                              VII, L.P. (Incorporated by reference to Exhibit
                              2.1 to the Company's Current Report on Form 8-K,
                              dated February 17, 2000).

                 10.11  --    Professional Services Agreement, dated January 27,
                              2000, by and between Synagro Technologies, Inc.
                              and GTCR Fund VII, L.P. (Incorporated by reference
                              to Exhibit 2.7 to the Company's Current Report on
                              Form 8-K, dated February 17, 2000).

                 10.12  --    Amended and Restated Senior Subordinated Loan
                              Agreement, dated August 14, 2000, by and among
                              Synagro Technologies, Inc., certain subsidiary
                              guarantors, GTCR Capital Partners, L.P. and TCW/
                              Crescent Mezzanine Partners II, L.P., TCW/Crescent
                              Mezzanine Trust II, TCW Leveraged Income Trust,
                              L.P., TCW Leveraged Income Trust II, L.P., and TCW
                              Leveraged Income Trust IV, L.P. (Incorporated by
                              reference to Exhibit 2.2 to the Company's Current
                              Report on Form 8-K, dated February 17, 2000).

                 10.13  --    Stock Purchase Agreement dated April 28, 2000, by
                              and among Synagro Technologies, Inc., Resco
                              Holdings, Inc., Waste Management Holdings, Inc.,
                              and Waste Management, Inc. (Incorporated by
                              reference to Exhibit 2.1 to the Company's Current
                              Report on Form 8-K, dated August 28, 2000).

                 10.14  --    First Amendment to Amended and Restated Credit
                              Agreement dated March 6, 2000, by and among
                              Synagro Technologies, Inc., Bank of America, N.A.,
                              Canadian Imperial Bank of Commerce, and various
                              financial institutions (Incorporated by reference
                              to Exhibit 10.22 to the Company's Current Report
                              on Form 10-K, dated March 30, 2000).

                 10.15  --    Amended and Restated Monitoring Agreement dated
                              August 14, 2000, by and between Synagro
                              Technologies, Inc., GTCR Golder Rauner, L.L.C.,
                              and TCW/Crescent Mezzanine Partners II, L.P.,
                              TCW/Crescent Mezzanine Trust II, TCW Leveraged
                              Income Trust, L.P., TCW Leveraged Income Trust II,
                              L.P., and TCW Leveraged Income Trust IV, L.P.
                              (Incorporated by reference to Exhibit 2.12 to the
                              Company's Current Report on Form 8-K, dated August
                              28, 2000).

                 10.16  --    Employment Agreement dated February 19, 1999, by
                              and between Synagro Technologies, Inc. and Ross M.
                              Patten (Incorporated by reference to Exhibit 10.20
                              to the Company's Current Report on Form 10-K/A,
                              dated April 30, 2001); Agreement Concerning
                              Employment Rights dated January 27, 2000, by and
                              between Synagro Technologies, Inc. and Ross M.
                              Patten (Incorporated by reference to Exhibit 2.8
                              to the Company's Current Report on Form 8-K, dated
                              February 17, 2000).(1)

                 10.17  --    Employment Agreement dated February 19, 1999, by
                              and between Synagro Technologies, Inc. and Mark A.
                              Rome (Incorporated by reference to Exhibit 10.21
                              to the Company's Current Report on Form 10-K/A,
                              dated April 30, 2001); Agreement Concerning
                              Employment Rights dated January 27, 2000, by and
                              between Synagro Technologies, Inc. and Mark A.
                              Rome (Incorporated by reference to Exhibit 2.9 to
                              the Company's Current Report on Form 8-K, dated
                              February 17, 2000).(1)

                 10.18  --    Employment Agreement dated February 19, 1999, by
                              and between Synagro Technologies, Inc. and Alvin
                              L. Thomas II (Incorporated by reference to Exhibit
                              10.22 to the Company's Current Report on Form
                              10-K/A, dated April 30, 2001); Agreement
                              Concerning Employment Rights dated January 27,
                              2000, by and between Synagro Technologies, Inc.
                              and Alvin L. Thomas, II (Incorporated by reference
                              to Exhibit 2.10 to the Company's Current Report on
                              Form 8-K, dated February 17, 2000).(1)

                 10.19  --    Employment Agreement dated May 10, 1999, by and
                              between Synagro Technologies, Inc. and J. Paul
                              Withrow (Incorporated by reference to Exhibit 2.11
                              to the Company's Current Report on Form 8-K, dated
                              February 17, 2000); Agreement Concerning
                              Employment Rights dated January 27, 2000, by and
                              between Synagro Technologies, Inc. and J. Paul
                              Withrow (Incorporated by reference to Exhibit 2.12
                              to the Company's Current Report on Form 8-K, dated
                              February 17, 2000).(1)

                 10.20  --    Employment Agreement dated January 1, 2000, by and
                              between Synagro Technologies, Inc. and Randall S.
                              Tuttle (Incorporated by reference to Exhibit 10.24
                              to the Company's Current Report on Form 10-Q,
                              dated November 14, 2001).(1)

                 10.21  --    Amendment No. 2 to Agreement Concerning Employment
                              Rights dated March 1, 2001, by and between Synagro
                              Technologies, Inc. and Ross M. Patten
                              (Incorporated by reference to the Company's Annual
                              Report on Form 10-K for the year ended
                              December 31, 2001).(1)

                 10.22  --    Amendment No. 2 to Agreement Concerning Employment
                              Rights dated March 1, 2001, by and between Synagro
                              Technologies, Inc. and Mark A. Rome (Incorporated
                              by reference to the Company's Annual Report on
                              Form 10-K for the year ended December 31, 2001).(1)

                 10.23  --    Amendment No. 2 to Agreement Concerning Employment
                              Rights dated March 1, 2001, by and between Synagro
                              Technologies, Inc. and Alvin L. Thomas, II
                              (Incorporated by reference to the Company's Annual
                              Report on Form 10-K for the year ended
                              December 31, 2001).(1)

                 10.24  --    Amendment No. 2 to Agreement Concerning Employment
                              Rights dated March 1, 2001, by and between Synagro
                              Technologies, Inc. and J. Paul Withrow
                              (Incorporated by reference to the Company's Annual
                              Report on Form 10-K for the year ended
                              December 31, 2001).(1)

                 10.25  --    2000 Stock Option Plan dated October 31, 2000
                              (Incorporated by reference to Exhibit A to the
                              Company's Proxy Statement on Schedule 14A for
                              Annual Meeting of Stockholders, dated
                              September 28, 2000).(1)

                 10.26  --    Employment Agreement dated September 1, 2001, by
                              and between Synagro Technologies, Inc. and James
                              P. Carmichael (Incorporated by reference to
                              Exhibit 10.30 to the Company's Current Report on
                              Form 10-Q, dated November 14, 2001).(1)

                 10.27  --    Employment Agreement dated March 1, 2002, by and
                              between Synagro Technologies, Inc. and Robert
                              Boucher (Incorporated by reference to the
                              Company's Annual Report on Form 10-K for the year
                              ended December 31, 2001).(1)

                 10.28  --    Amendment No. 1 to Employment Agreement dated
                              effective February 1, 2002, by and between Synagro
                              Technologies, Inc. and Randall S. Tuttle
                              (Incorporated by reference to the Company's Annual
                              Report on Form 10-K for the year ended
                              December 31, 2001).(1)

                 10.29  --    Third Amended and Restated Credit Agreement dated
                              May 8, 2002, among Synagro Technologies, Inc.,
                              various financial institutions, and Bank of
                              America, N.A. (Incorporated by reference to the
                              Company's Form 10-Q for the period ended March 31,
                              2002).

                 21.1*  --    Subsidiaries of Synagro Technologies, Inc.

                 23.1*  --    Consent of Independent Accountants

                 99.1*  --    Certification of Chief Executive Officer

                 99.2*  --    Certification of Chief Financial Officer

----------
* Filed with this Form 10-K.