Form 10-K/A
period 2002-12-31
SYNAGRO TECHNOLOGIES INC
filed 2003-04-15
CIK 895565

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

Explanatory Note

      This Amendment Number 1 on Form 10-K/A amends the Company's Form 10-K for the fiscal year ended December 31, 2002 filed on March 28, 2003 (the "2002
Form 10-K"). The Company is refiling Part I to correct an error contained in
Part I of the 2002 Form 10-K. Other than as set forth in the preceding sentence, the Company has made no changes to the 2002 Form 10-K. This amendment does not reflect events occurring after the filing of the 2002
Form 10-K. In accordance with Section 906 of the Sarbanes-Oxley Act of 2002, the Company has filed new certifications as exhibits 99.1 and 99.2.


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

      Approximately 80 percent of our 2002 revenue was generated through more than 400 contracts that range from one to twenty-five years in length. These contracts have an estimated remaining contract value, which we call backlog, of approximately $2 billion, which represents more than seven times our 2002 revenue (see "-- Backlog" for a more detailed discussion). In general, our contracts contain provisions for inflation-related annual price increases, renewal provisions, and broad force majeure clauses. Our top ten customers and merchant facilities have an average of ten years remaining on their current contracts, including renewal options. In 2002, we experienced a contract retention rate (both renewals and rebids) of approximately 87 percent.

      We benefit from significant customer diversification, with our single largest customer accounting for 15 percent of our 2002 annual revenues, and our top ten customers and merchant facilities accounting for approximately 35 percent of our 2002 revenues. For the year ended December 31, 2002, our municipal and industrial customers accounted for approximately 88 percent and 6 percent, respectively, of our revenues.

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

CONTRACTS

      Approximately 80 percent of our 2002 revenue was generated through more than 400 contracts with original terms that range from one to twenty-five years in length. These contracts have a backlog of approximately $2 billion, of which we estimate approximately $205 million will be realized in 2003. Our December 31, 2002, backlog represents more than seven times our 2002 revenue. In general, our contracts contain provisions for inflation-related annual price increases, renewal provisions, and broad force majeure clauses. Our top ten customers and merchant facilities have an average of ten years remaining on their current contracts, including renewal options. In addition, we have experienced a historical contract renewal rate of approximately 87 percent (see "-- Backlog" for a more detailed discussion).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Financial Statements and Exhibits:

      1. Financial Statements:

      The Financial Statements were included in the Company's annual report on Form 10-K filed on March 28, 2003.

      2. Financial Schedules:

      None.

      3. Exhibits:

                99.1*   --    Certification of Chief Executive Officer

                99.2*   --    Certification of Chief Financial Officer

-----------

*  Filed with this Form 10-K/A

      (b)  Reports on Form 8-K

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

Date: April 14, 2003

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

                 SIGNATURE                                         TITLE                                      DATE
                 ---------                                         -----                                      ----
           /s/ ROSS M. PATTEN                         Chairman of the Board and Chief                    April 14, 2003
---------------------------------------                Executive Officer and Director
             Ross M. Patten                            (Principal Executive Officer)

           /s/ J. PAUL WITHROW                       Chief Financial Officer (Principal                  April 14, 2003
---------------------------------------                     Accounting Officer)
             J. Paul Withrow

            /s/ GENE MEREDITH                                     Director                               April 14, 2003
---------------------------------------
              Gene Meredith

       /s/ KENNETH CHUAN-KAI LEUNG                                Director                               April 14, 2003
---------------------------------------
         Kenneth Chuan-kai Leung

          /s/ ALFRED TYLER, 2ND                                   Director                               April 14, 2003
---------------------------------------
            Alfred Tyler, 2nd

          /s/ DAVID A. DONNINI                                    Director                               April 14, 2003
---------------------------------------
            David A. Donnini

          /s/ VINCENT J. HEMMER                                   Director                               April 14, 2003
---------------------------------------
            Vincent J. Hemmer

                                  CERTIFICATION

I, Ross M. Patten , certify that:

1. I have reviewed this Amendment Number 1 to annual report on Form 10-K/A of Synagro Technologies, Inc.;

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


Date: April 14, 2003                                /s/ Ross M. Patten
      --------------                       ------------------------------------
                                            Chairman and Chief Executive Officer

                                  CERTIFICATION

I, J. Paul Withrow , certify that:

1. I have reviewed this Amendment Number 1 to annual report on Form 10-K/A of Synagro Technologies, Inc.;

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


Date: April 14 , 2003                                /s/ J. Paul Withrow
      ---------------                      ------------------------------------
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


                 99.1*  --    Certification of Chief Executive Officer

                 99.2*  --    Certification of Chief Financial Officer

----------
* Filed with this Form 10-K/A.