Form 10-Q
period 2003-03-31
SYNAGRO TECHNOLOGIES INC
filed 2003-05-15
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003     Commission File Number 0-21054

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

                                 Yes [X]  No [ ]


Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

                                 Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                  CLASS                    OUTSTANDING AT MARCH 31, 2003
       -----------------------------       -----------------------------

       Common stock, par value $.002                  19,775,821

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of March 31, 2003 (Unaudited),
   and December 31, 2002 (Audited) .....................................     3

Condensed Consolidated Statements of Operations for the
   Three Months Ended March 31, 2003 and 2002 (Unaudited) ..............     4

Condensed Consolidated Statement of Stockholders' Equity (Unaudited) ...     5

Condensed Consolidated Statements of Cash Flows for the
   Three Months Ended March 31, 2003 and 2002 (Unaudited) ..............     6

Notes to Condensed Consolidated Financial Statements ...................     7

Management's Discussion and Analysis of Financial
Condition and Results of Operations ....................................    20

PART II -- OTHER INFORMATION ...........................................    27

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,       DECEMBER 31,
                                                                             2003            2002
                                                                        -------------    -------------
                                                                         (UNAUDITED)        (AUDITED)
                                 ASSETS
Current Assets:
   Cash and cash equivalents ........................................   $     173,142    $     239,000
   Restricted cash ..................................................       2,478,084        1,695,517
   Accounts receivable, net .........................................      51,906,970       54,813,729
   Note receivable, current portion .................................         754,384          554,384
   Prepaid expenses and other current assets ........................      15,709,079       15,398,736
                                                                        -------------    -------------
      Total current assets ..........................................      71,021,659       72,701,366

Property, machinery & equipment, net ................................     213,626,374      213,331,158

Other Assets:
   Goodwill, net ....................................................     168,463,870      168,463,870
   Restricted cash - construction fund ..............................      17,517,660       17,732,970
   Restricted cash - debt service fund ..............................       7,908,101        7,491,176
   Other, net .......................................................      14,369,457       13,746,204
                                                                        -------------    -------------
Total assets ........................................................   $ 492,907,121    $ 493,466,744
                                                                        =============    =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt ................................   $   1,111,410    $   1,111,410
   Current portion of nonrecourse project revenue bonds .............       2,430,000        2,430,000
   Current portion of capital lease obligations .....................       1,425,879        1,279,667
   Accounts payable and accrued expenses ............................      51,366,364       48,811,464
                                                                        -------------    -------------
      Total current liabilities .....................................      56,333,653       53,632,541

Long-Term Debt:
   Long-term debt obligations, net ..................................     207,599,760      210,750,980
   Nonrecourse project revenue bonds, net ...........................      64,841,349       64,841,349
   Capital lease obligations, net ...................................       7,775,176        7,937,994
                                                                        -------------    -------------
      Total long-term debt ..........................................     280,216,285      283,530,323
Other Long-Term Liabilities:
   Other long-term liabilities ......................................       9,557,920        8,976,332
   Fair value of interest rate swap .................................       3,469,872        3,436,909
                                                                        -------------    -------------
      Total other long-term liabilities .............................      13,027,792       12,413,241
                                                                        -------------    -------------
          Total liabilities .........................................     349,577,730      349,576,105

Commitments and Contingencies

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share ......................      80,065,185       78,090,196

Stockholders' equity:
   Preferred stock, $.002 par value, 10,000,000 shares authorized,
      none issued and outstanding ...................................              --               --
   Common stock, $.002 par value, 100,000,000 shares authorized,
      19,775,821 and 19,775,821 shares issued and outstanding,
      respectively ..................................................          39,552           39,552
   Additional paid-in capital .......................................     109,166,862      109,166,862
   Accumulated deficit ..............................................     (44,261,920)     (41,599,663)
   Accumulated other comprehensive loss .............................      (1,680,288)      (1,806,308)
                                                                        -------------    -------------
      Total stockholders' equity ....................................      63,264,206       65,800,443
                                                                        -------------    -------------
Total liabilities and stockholders' equity ..........................   $ 492,907,121    $ 493,466,744
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

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               ----------------------------
                                                                   2003            2002
                                                               ------------    ------------

Revenue ....................................................   $ 63,228,710    $ 56,816,527
Cost of services ...........................................     51,386,806      43,257,392
                                                               ------------    ------------
Gross profit ...............................................     11,841,904      13,559,135

Selling, general and administrative expenses ...............      6,304,751       5,795,885
                                                               ------------    ------------
   Income from operations ..................................      5,537,153       7,763,250
                                                               ------------    ------------
Other (income) expense:
   Other (income) expense, net .............................         29,642         (38,006)
   Interest expense, net ...................................      5,847,762       5,493,244
                                                               ------------    ------------
      Total other expense, net .............................      5,877,404       5,455,238
                                                               ------------    ------------
Income (loss) before provision (benefit) for income taxes ..       (340,251)      2,308,012
   Provision (benefit) for income taxes ....................       (129,295)        876,406
                                                               ------------    ------------
Net income (loss) before cumulative effect of change
   in accounting for asset retirement obligations and
   preferred stock dividends ...............................       (210,956)      1,431,606
Cumulative effect of change in accounting for
   asset retirement obligations, net of tax benefit
   of $292,000 .............................................        476,312              --
                                                               ------------    ------------
Net income (loss) before preferred stock dividends .........       (687,268)      1,431,606
Preferred stock dividends ..................................      1,974,989       1,843,427
                                                               ------------    ------------
Net loss applicable to common stock ........................   $ (2,662,257)   $   (411,821)
                                                               ============    ============

Loss per share:

Basic
   Loss per share before cumulative effect of change
      in accounting for asset retirement obligations .......   $      (0.11)   $      (0.02)
   Cumulative effect of change in accounting for
      asset retirement obligations .........................          (0.02)             --
                                                               ------------    ------------
   Net loss per share ......................................   $      (0.13)   $      (0.02)
                                                               ============    ============

Diluted
   Loss per share before cumulative effect of change
      in accounting for asset retirement obligations .......   $      (0.11)   $      (0.02)
   Cumulative effect of change in accounting for
      asset retirement obligation ..........................          (0.02)             --
                                                               ------------    ------------
   Net loss per share ......................................   $      (0.13)   $      (0.02)
                                                               ============    ============

Weighted average shares outstanding:
   Basic ...................................................     19,775,821      19,476,481
   Diluted .................................................     19,775,821      19,476,781

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                 ACCUMULATED
                                                   COMMON STOCK               ADDITIONAL                           OTHER
                                          -------------------------------      PAID-IN        ACCUMULATED       COMPREHENSIVE
                                              SHARES           AMOUNT          CAPITAL          DEFICIT              LOSS
                                          --------------   --------------   --------------   --------------    --------------
BALANCE, December 31, 2002 ............       19,775,821   $       39,552   $  109,166,862   $  (41,599,663)   $   (1,806,308)
   Change in accumulated other
     comprehensive (loss) income ......               --               --               --               --           126,020
   Net loss applicable to
     common stock .....................               --               --               --       (2,662,257)               --
                                          --------------   --------------   --------------   --------------    --------------
BALANCE, March 31, 2003 ...............       19,775,821   $       39,552   $  109,166,862   $  (44,261,920)   $   (1,680,288)
                                          ==============   ==============   ==============   ==============    ==============




                                                             COMPREHENSIVE
                                               TOTAL          INCOME(LOSS)
                                          --------------    --------------
BALANCE, December 31, 2002 ............   $   65,800,443    $           --
   Change in accumulated other
     comprehensive (loss) income ......          126,020           126,020
   Net loss applicable to
     common stock .....................       (2,662,257)       (2,662,257)
                                          --------------    --------------
BALANCE, March 31, 2003 ...............   $   63,264,206    $   (2,536,237)
                                          ==============    ==============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                           2003            2002
                                                                       ------------    ------------
Cash flows from operating activities:
   Net loss applicable to common stock .............................   $ (2,662,257)   $   (411,821)
   Adjustment to reconcile net loss applicable
      to common stock to net cash provided by
      operating activities:
        Preferred stock dividend ...................................      1,974,989       1,843,427
        Cumulative effect of change in accounting for
           asset retirement obligations, net .......................        476,312              --
        Depreciation ...............................................      4,176,005       3,541,018
        Amortization ...............................................        394,605         410,558
        Provision (benefit) for deferred income taxes ..............       (129,295)        876,406
        Gain on sale of property, machinery and
           equipment ...............................................             --         (38,006)
        (Increase) decrease in the following, net:
           Accounts receivable .....................................      2,906,759       3,302,501
           Prepaid expenses and other assets .......................       (737,156)     (1,018,125)
        Increase (decrease) in the following:
           Accounts payable and accrued expenses
              and other long-term liabilities ......................      2,357,411      (3,007,691)
                                                                       ------------    ------------
   Net cash provided by operating activities .......................      8,757,373       5,498,267
                                                                       ------------    ------------

Cash flows from investing activities:
      Purchase of businesses including contingent consideration,
        net of cash acquired .......................................             --        (410,915)
      Purchases of property, machinery and equipment ...............     (4,191,045)     (3,609,412)
      Proceeds from sale of property, machinery and
        equipment ..................................................             --         210,754
      Increase in restricted cash ..................................       (984,184)       (184,187)
      Other ........................................................       (200,000)       (100,000)
                                                                       ------------    ------------
Net cash used in investing activities ..............................     (5,375,229)     (4,093,760)
                                                                       ------------    ------------

Cash flows from financing activities:
      Payments of debt .............................................     (3,448,002)       (852,311)
      Debt issuance costs ..........................................             --        (548,427)
                                                                       ------------    ------------
   Net cash used in financing activities ...........................     (3,448,002)     (1,400,738)
                                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents ...............        (65,858)          3,769
Cash and cash equivalents, beginning of period .....................        239,000         251,821
                                                                       ------------    ------------
Cash and cash equivalents, end of period ...........................   $    173,142    $    255,590
                                                                       ============    ============

Supplemental Cash Flow Information
   Interest paid during the period .................................   $    601,131    $  3,399,465
   Taxes paid during the period ....................................   $    153,509    $    241,450


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

GENERAL

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc. ("Synagro" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2003, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K for the year ended December 31, 2002.

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

ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. As a result of this statement, in the second quarter of 2003, the Company expects to reclassify its 2002 extraordinary loss on early extinguishment of debt, net of tax, above the line to other expense and income tax expenses, respectively.

On January 1, 2003, the Company adopted SFAS No. 143, "Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. The Company's asset retirement obligations primarily consist of equipment dismantling and foundation removal at certain facilities and temporary storage facilities. During the first quarter of 2003, the Company recorded a net-of-tax cumulative effect of change in accounting principle charge of approximately $476,000 (approximately $768,000 before tax), increased liabilities of approximately $1,233,000, net properties of approximately $465,000 and deferred tax assets of approximately $292,000 in accordance with the provisions of SFAS No. 143. There was no impact on the Company's cash flows as a result of adopting SFAS No. 143. The pro forma asset retirement obligation would have been approximately $1,461,000 at January 1, 2002, and approximately $1,578,000 at December 31, 2002, had the Company adopted SFAS No. 143 on January 1, 2002. The asset retirement obligation, which is included on the consolidated balance sheet in Other Long-Term Liabilities, was approximately $1,610,000 at March 31, 2003.

For the period ended March 31, 2002, the pro forma effect on net income and earnings per share had SFAS No. 143 been adopted as of January 1, 2002, would have been as follows:

                                                      AS              PRO
                                                   REPORTED          FORMA
                                                 ------------    ------------
                                             (In thousands except per share data)
Loss applicable to common stock ..............   $       (412)   $       (451)
Loss per share:
   Basic .....................................          (0.02)          (0.02)
   Diluted ...................................          (0.02)          (0.02)


In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for the Company beginning January 1, 2003. The Company adopted this standard with no effect on its results of operations, cash flows and financial position.

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

The Company continues to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for its stock option plans. Had the Company elected to apply SFAS No. 123, the Company's net loss and loss per diluted share would have approximated the pro forma amounts indicated below:

                                                 PERIOD ENDED MARCH 31,
                                           --------------------------------
                                                2002              2001
                                           --------------    --------------
Net loss applicable to common stock
  as reported ..........................   $   (2,662,257)   $     (411,821)
Pro forma effect of SFAS No. 123 .......   $   (2,684,127)   $   (1,914,570)
Diluted loss per share-as reported .....   $        (0.14)   $        (0.10)
Pro forma effect of SFAS No. 123 .......   $        (0.14)   $        (0.10)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value of $0.73 and $1.50 for grants made during the quarters ended March 31, 2003 and 2002, respectively. The following assumptions were used for option grants in 2003 and 2002, respectively: expected volatility of 25 percent and 39 percent; risk-free interest rates of 4.05 percent and 4.43 percent; expected lives of up to ten years and no expected dividends to be paid. The compensation expense included in the above pro forma data may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Company adopted the disclosure requirements of FIN 45 in its 2002 Form 10-K. Additionally, on January 1, 2003 the accounting requirements were adopted with no effect on the Company's results of operations, cash flows and financial position.

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

The Company has contracts for the design, permitting and construction of facilities. The Company has approximately $4,300,000 of design and permitting costs included in other long-term assets at March 31, 2003. If the permits and/or other government approvals are not obtained, the Company may not be reimbursed for its costs incurred.

Goodwill - Goodwill attributable to the Company's reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually at year end unless factors become known that an impairment may have occurred prior to year end.

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

Cash paid, including transaction costs, net of cash acquired ...   $    3,580,000
Note payable to seller .........................................        1,500,000
Less:  Net assets acquired .....................................         (437,000)
                                                                   --------------
Goodwill .......................................................   $    4,643,000
                                                                   ==============


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

SERIES D REDEEMABLE PREFERRED STOCK

The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, the Company issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock, excluding accrued dividends, were converted at March 31, 2003, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,024.58 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock, excluding accrued dividends, were converted at March 31, 2003, they would represent 17,903,475 shares of common stock.

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

(5) DEBT

Long-term debt obligations consist of the following:

                                                               MARCH 31,       DECEMBER 31,
                                                                 2003              2002
                                                            --------------    --------------
Credit facility - term loans ............................   $   57,185,030    $   60,336,250
Subordinated debt .......................................      150,000,000       150,000,000
Notes payable to seller .................................        1,500,000         1,500,000
Other notes payable .....................................           26,140            26,140
                                                            --------------    --------------
          Total debt ....................................   $  208,711,170    $  211,862,390
Less:  Current maturities ...............................       (1,111,410)       (1,111,410)
                                                            --------------    --------------
          Long-term debt, net of current maturities .....   $  207,599,760    $  210,750,980
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

During May 2003, the Company amended its credit facility to increase the revolving loan commitment to approximately $95,000,000.

The loan commitments under the Senior Credit Agreement are as follows:

      (i)   Revolving Loan up to $95,000,000 outstanding at any one time;

      (ii) Term B Loans (which, once repaid, may not be reborrowed) of $70,000,000; and

      (iii) Letters of Credit up to $50,000,000 as a subset of the Revolving Loan. At March 31, 2003, the Company had approximately $25,922,771 of Letters of Credit outstanding.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                               REVOLVING          TERM
PERIOD ENDING DECEMBER 31,        LOAN            LOANS
--------------------------    ------------    ------------

2002 ..................                 --            0.25%
2003 ..................                 --            1.00%
2004 ..................                 --            1.00%
2005 ..................                 --            1.00%
2006 ..................                 --            1.00%
2007 ..................             100.00%           1.00%
2008 ..................                 --           94.75%
                              ------------    ------------
                                    100.00%         100.00%
                              ============    ============


The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company believes that it is in compliance with those covenants as of March 31, 2003. The Senior Credit Agreement is secured by all the assets of the Company and expires on December 31, 2008. As of March 31, 2003, the Company had approximately $24,000,000 of unused borrowings under the Senior Credit Agreement.

SENIOR SUBORDINATED NOTES

In April 2002, the Company issued $150 million in principal amount of its 9 1/2 percent Senior Subordinated Notes due on April 1, 2009 (the "Notes"). The Notes are unsecured senior indebtedness and are guaranteed by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries ("the Guarantors"). As of March 31, 2003, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project (see Note 6), were Guarantors of the Notes. Interest on the Notes accrues from April 17, 2002, and is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2002. On or after April 1, 2006, the Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on April 1 of the years indicated below:

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

SUBORDINATED DEBT

On January 27, 2000, the Company entered into an agreement with GTCR Capital Partners, L.P. ("GTCR Capital") providing up to $125 million in subordinated debt financing to fund acquisitions and for certain other uses, in each case as approved by the Board of Directors of the Company and GTCR Capital. The agreement was amended on August 14, 2000, allowing, among other things, for the syndication of 50 percent of the commitment. The loans bore interest at an annual rate of 12 percent that was paid quarterly and provided warrants that were convertible into Preferred Stock at $.01 per warrant. The agreement contained general and financial covenants. Warrants to acquire 9,225.839 shares of Series C, D, and E Preferred Stock were issued in connection with these borrowings and were immediately exercised. This debt was repaid with the proceeds from the issuance of the Notes.

EARLY EXTINGUISHMENT OF DEBT

In conjunction with the issuance of the Notes and entering into the Senior Credit Agreement, the Company paid off the then outstanding subordinated debt and credit facility. The Company recognized during the three months ended June 30, 2002 an extraordinary charge of approximately $4.5 million, net of income tax benefit, relating to the write-off of unamortized deferred financing costs and the difference in the debt carrying value affected by prior adjustments relating to the reverse swap previously designated as a fair value hedge.

NOTES PAYABLE TO SELLER

In connection with the Earthwise acquisition, the Company entered into a $1,500,000 note payable with the former owners of Earthwise. The note is payable in three equal, annual installments beginning in October 2003. Interest is payable quarterly at an annual rate of five percent beginning October 1, 2002.

DERIVATIVES AND HEDGING ACTIVITIES

On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive loss recognized as a noncash expense for each of the quarters ended March 31, 2003 and 2002, was approximately $126,000.

The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. Accordingly, the Company discontinued using hedge accounting for the reverse swap agreement on April 17, 2002. From April 17, 2002, through June 25, 2002, the fair value of this fixed-to-floating reverse swap decreased by $1.7 million. This $1.7 million mark-to-market gain was included in other income in the second quarter of 2002 financial statements. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that is expected to substantially offset market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $3,470,000 is reflected in other long-term liabilities at March 31, 2003. The gain recognized during the quarter ended March 31,

2003, related to the floating-to-fixed interest rate swap agreement was approximately $467,000, while the loss recognized related to the reverse swap agreement was approximately $500,000. The amount of the ineffectiveness of the reverse swap agreement debited to other income was approximately $33,000 for the three months ended March 31, 2003.

On July 3, 2001, the Company entered into an interest rate cap agreement establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6 1/2 percent in order to meet the hedging requirements of its Senior Credit Agreement. Changes in the fair value of the agreement charged to interest expense, net, totaled $0 and $30,000 for the three months ended March 31, 2003 and 2002, respectively.

(6) NONRECOURSE PROJECT REVENUE BONDS

                                                                             MARCH 31,     DECEMBER 31,
                                                                                2003            2002
                                                                           ------------    ------------
Maryland Energy Financing Administration Limited Obligation
  Solid Waste Disposal Revenue Bonds, 1996 series --
     Revenue bonds due 2002 to 2005 at stated interest
       rates of 5.65% to 5.85% .........................................   $  7,710,000    $  7,710,000
     Term revenue bond due 2010 at stated interest rate of 6.30% .......     16,295,000      16,295,000
     Term revenue bond due 2016 at stated interest rate of 6.45% .......     22,360,000      22,359,870
                                                                           ------------    ------------
                                                                             46,365,000      46,364,870
California Pollution Control Financing Authority Solid Waste
  Revenue Bonds --
     Series 2002A -- Revenue bonds due 2008 to 2024
       at stated interest rates of 4.375% to 5.50% .....................     19,715,349      19,715,349
     Series 2002B -- Revenue bonds due 2006 at stated
       interest rate of 4.25% ..........................................      1,191,000       1,191,000
                                                                           ------------    ------------
                                                                             20,906,349      20,906,349
                                                                           -------------   ------------
Total nonrecourse project revenue bonds ................................     67,271,349      67,271,219
     Less:  Current maturities .........................................     (2,430,000)     (2,430,000)
                                                                           ------------    ------------
     Nonrecourse project revenue bonds, net of current maturities ......   $ 64,841,349    $ 64,841,219
                                                                           ============    ============

 Amounts recorded in other assets as restricted cash -
     debt service fund .................................................   $  7,908,101    $  7,491,176
                                                                           ============    ============


In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58,550,000. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now Synagro's wholly owned subsidiary and known as Synagro-Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Maryland Project Revenue Bonds in connection with its acquisition of the Bio Gro division of Waste Management, Inc. ("Bio Gro") in 2000. Maryland Project Revenue Bonds in the aggregate amount of approximately $12,185,000 have already been repaid. The remaining Maryland Project Revenue Bonds bear interest at annual rates between 5.65 percent and 6.45 percent and mature on dates between December 1, 2003, and December 1, 2016.

The Maryland Project Revenue Bonds are primarily collateralized by the pledge of revenues and assets related to our Back River and Patapsco thermal facilities. The underlying service contracts between us and the City of Baltimore obligated us to design, construct and operate the thermal facilities and obligated the City of Baltimore to deliver biosolids for processing at the thermal facilities. The City of Baltimore makes all payments under the service contracts directly with a trustee for the purpose of paying the Maryland Project Revenue Bonds.

At the Company's option, it may cause the redemption of the Maryland Project Revenue Bonds at any time on or after December 1, 2006, subject to redemption prices specified in the loan agreement. The Maryland Project Revenue Bonds will be redeemed at any time upon the occurrence of certain extraordinary conditions, as defined in the loan agreement.

Synagro-Baltimore, L.L.C. guarantees the performance of services under the underlying service agreements with the City of Baltimore. Under the terms of the Bio Gro acquisition purchase agreement, Waste Management, Inc. also guarantees the performance of services under those service agreements. Synagro has agreed to pay Waste Management $500,000 per year beginning in 2007 until the Maryland Project Revenue Bonds are paid or its guarantee is removed. Neither Synagro-Baltimore, L.L.C. nor Waste Management has guaranteed payment of the Maryland Project Revenue Bonds or the loan funded by the Maryland Project Revenue Bonds.

The loan agreement, based on the terms of the related indenture, requires that Synagro place certain monies in restricted fund accounts and that those funds be used for various designated purposes (e.g., debt service reserve funds, bond funds, etc.). Monies in these funds will remain restricted until the Maryland Project Revenue Bonds are paid.

At March 31, 2003, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $57,391,000 and restricted cash of approximately $8,115,000, of which approximately $6,193,000 is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company's request.

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

The Bonds are primarily collateralized by the pledge of certain revenues, all of the property of Sacramento Project Finance, Inc., and a standby letter of credit for $2,500,000. The facility will be owned by Sacramento Project Finance, Inc. and leased to Synagro Organic Fertilizer Company of Sacramento, Inc., a wholly owned subsidiary of the Company. Synagro Organic Fertilizer Company of Sacramento, Inc. will be obligated under a lease agreement dated December 1, 2002, to pay base rent to Sacramento Project Finance, Inc. in an amount exceeding the debt service of the Bonds. The facility will be located on property owned by the Sacramento Regional County Sanitation District ("Sanitation District"). The Sanitation District will provide the principal source of revenues to Synagro Organic Fertilizer Company of Sacramento, Inc. through a service fee under a contract that has been executed.

At the Company's option, it may cause the early redemption of some Series A and Series B Bonds subject to redemption prices specified in the loan agreement.

The loan agreement requires that Sacramento Project Finance, Inc. place certain monies in restricted accounts and that those funds be used for designated purposes (e.g., operation and maintenance expense account, reserve requirement accounts, etc.). Monies in these funds will remain restricted until the Bonds are paid.

At March 31, 2003, the Bonds are partially collateralized by restricted cash of approximately $19,232,000, of which approximately $1,714,000 is in a debt service fund that is established to secure certain payments and can be utilized to make the final payment at the Company's request, and the remainder is reserved for construction costs expected to be incurred after notice to proceed is received. The Company is not a guarantor of the Bonds or the loan funded by the Bonds.

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

Whether or not the parties reach settlement based on the terms of the expired Memorandum of Understanding or otherwise, the site may be closed. The Company may incur additional costs related to contractual agreements, relocation and site closure, as well as the need to obtain new permits (including some from the County) at a new site. The Company has incurred approximately $645,000 of project costs in connection with a new facility, which is included in property at March 31, 2003. If the Company is unsuccessful in its efforts to either settle or prosecute the litigation, goodwill and certain assets may be impaired. Total goodwill associated with the reporting unit is approximately $20.6 million at March 31, 2003. The financial impact associated with site closure prior to the expiration of our CUP cannot be reasonably estimated at this time. Although the Company feels that its case is meritorious, the ultimate outcome of the litigation cannot be determined at this time.

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

In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $625,000 to $2,500,000 depending on future circumstances. The Company estimated its exposure at approximately $1.9 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company believes accruals of approximately $1 million as of March 31, 2003, are adequate to provide for its exposures. The final resolution of these exposures could be substantially different from the amount recorded.

DESIGN AND BUILD CONTRACT RISK

We participate in design and build construction operations, usually as a general contractor. Virtually all design and construction work is performed by unaffiliated third-party subcontractors. As a consequence, we are dependent upon the continued availability of and satisfactory performance by these subcontractors for the design and construction of our facilities. There is no assurance that there will be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors. In addition, inadequate subcontractor resources and unsatisfactory performance by these subcontractors could have a material adverse effect on our business, financial condition and results of operation. Further, as the general contractor, we are legally responsible for the performance of our contracts and, if such contracts are under- performed or nonperformed by our subcontractors, we could be financially responsible. Although our contracts with our subcontractors provide for indemnification if our subcontractors do not satisfactorily perform their contract, there can be no assurance that such indemnification would cover our financial losses in attempting to fulfill the contractual obligations.

OTHER

There are various other lawsuits and claims pending against the Company that have arisen in the normal course of business and relate mainly to matters of environmental, personal injury and property damage. The outcome of these matters is not presently determinable but, in the opinion of the Company's management, the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

 (8) COMPREHENSIVE LOSS

The Company's accumulated comprehensive loss at March 31, 2003, and December 31, 2002, is summarized as follows:

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2003            2002
                                                                ------------    ------------
Cumulative effect of change in accounting for derivatives ...   $ (2,058,208)   $ (2,058,208)
Accumulated fair value of derivatives previously
  designated as hedges ......................................     (2,200,696)     (2,200,696)
Reclassification adjustment to earnings .....................      1,548,764       1,345,506
Tax benefit of changes in fair value ........................      1,029,852       1,107,090
                                                                ------------    ------------
                                                                $ (1,680,288)   $ (1,806,308)
                                                                ============    ============

(9) EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. When not antidilutive, diluted EPS is computed by dividing net income before preferred stock dividends by total weighted average common shares outstanding for the period, the weighted average number of shares of common stock that would be issued assuming conversion of the Company's preferred stock, and other common stock equivalents for options and warrants outstanding determined using the treasury stock method. Due to losses in each period, EPS and diluted EPS are the same for each of the three month periods ended March 31, 2003 and 2002. Diluted EPS for the three month periods ending March 31, 2003 and 2002 excludes shares assuming conversion of the Company's preferred stock and certain other common stock equivalents for options outstanding determined using the treasury stock method totaling 34,418,346 and 31,763,044, respectively, because their inclusion would be antidilutive.

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               ----------------------------
                                                                   2003            2002
                                                               ------------    ------------
Net loss applicable to common stock:

Net income (loss) before cumulative effect of change in
   accounting for asset retirement obligations and
   preferred stock dividends ...............................   $   (210,956)   $  1,431,606
Cumulative effect of change in accounting for
   asset retirement obligations ............................        476,312              --
                                                               ------------    ------------
Net income (loss) before preferred stock dividends .........       (687,268)      1,431,606
Preferred stock dividends ..................................      1,974,989       1,843,427
                                                               ------------    ------------
Net loss applicable to common stock ........................   $ (2,662,257)   $   (411,821)
                                                               ============    ============

Loss per share:

Basic
   Loss per share before cumulative effect of change in
      accounting for asset retirement obligations ..........   $      (0.11)   $      (0.02)
   Cumulative effect of change in accounting for asset
      retirement obligations ...............................          (0.02)             --
                                                               ------------    ------------
   Net loss per share ......................................   $      (0.13)   $      (0.02)
                                                               ============    ============

Diluted
   Loss per share before cumulative effect of change
      in accounting for asset retirement obligations .......   $      (0.11)   $      (0.02)
   Cumulative effect of change in accounting for asset
      retirement obligations ...............................          (0.02)             --
                                                               ------------    ------------
   Net loss per share ......................................   $      (0.13)   $      (0.02)
                                                               ============    ============

Weighted average shares:

Weighted average shares outstanding for basic earnings
   per share calculation ...................................     19,775,821      19,476,781
Weighted average shares outstanding for diluted earnings
   per share calculation ...................................     19,775,821      19,476,781


(10) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 6, as of March 31, 2003, all of the Company's subsidiaries, except the Non-Guarantor Subsidiaries, are Guarantors for the Notes. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheet as of March 31, 2003, has been provided. As the Non-Guarantor Subsidiaries had insignificant operations and cash flows from December 31, 2002 through March
31, 2003, no condensed consolidating statements of operations or cash flows have been provided.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  MARCH 31, 2003
                                                      --------------------------------------------------------------------------
                                                                                        NON-
                                                                       GUARANTOR     GUARANTOR
                                                         PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                      ------------    ------------   ------------   ------------    ------------
                      ASSETS
Current Assets:
  Cash and cash equivalents .......................   $         76    $         98   $         --   $         --    $        174
  Restricted cash .................................             --           2,478             --             --           2,478
  Accounts receivable, net ........................             --          51,907             --             --          51,907
  Note receivable, current portion ................             --             754             --             --             754
  Prepaid expenses and other current assets .......             --          15,709             --             --          15,709
                                                      ------------    ------------   ------------   ------------    ------------
          Total current assets ....................             76          70,946             --             --          71,022
Property, machinery & equipment, net ..............             --         213,328            298             --         213,626
Other Assets:
  Goodwill ........................................             --         168,464             --             --         168,464
  Investments in subsidiaries .....................         74,820              --             --        (74,820)             --
  Restricted cash - construction fund .............             --                         17,518             --          17,518
  Restricted cash - debt service fund .............             --           6,194          1,714             --           7,908
  Other, net ......................................          6,113           6,064          2,192             --          14,369
                                                      ------------    ------------   ------------   ------------    ------------
          Total assets ............................   $     81,009    $    464,996   $     21,722   $    (74,820)   $    492,907
                                                      ============    ============   ============   ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt ...............   $      1,111    $         --   $         --   $         --    $      1,111
  Current portion of nonrecourse project revenue ..             --           2,430             --             --           2,430
bonds
  Current portion of capital lease obligations ....             --           1,426             --             --           1,426
  Accounts payable and accrued expenses ...........             --          51,069            298             --          51,367
                                                      ------------    ------------   ------------   ------------    ------------
          Total current liabilities ...............          1,111          54,925            298             --          56,334

Long-Term Debt:
  Long-term debt obligations, net .................        206,074           1,526             --             --         207,600
  Nonrecourse project revenue bonds, net ..........             --          43,935         20,906             --          64,841
  Intercompany ....................................       (272,975)        272,975             --             --              --
  Capital lease obligations, net ..................             --           7,775             --             --           7,775
                                                      ------------    ------------   ------------   ------------    ------------
     Total long-term debt .........................        (66,901)        326,211         20,906             --         280,216
Other Long-Term Liabilities:
  Other long-term liabilities .....................             --           9,558             --             --           9,558
  Fair value of interest rate swap ................          3,470              --             --             --           3,470
                                                      ------------    ------------   ------------   ------------    ------------
     Total other long-term liabilities ............          3,470           9,558             --             --          13,028
          Total liabilities .......................        (62,320)        390,694         21,204             --         349,578

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share ..................         80,065              --             --             --          80,065
Stockholders' Equity:
  Capital .........................................        109,206          38,572            518        (39,090)        109,206
  Accumulated deficit .............................        (44,262)         35,730             --        (35,730)        (44,262)
  Accumulated other comprehensive loss ............         (1,680)             --             --             --          (1,680)
                                                      ------------    ------------   ------------   ------------    ------------
          Total stockholders' equity ..............         63,264          74,302            518        (74,820)         63,264
                                                      ------------    ------------   ------------   ------------    ------------
Total liabilities and stockholders' equity ........   $     81,009    $    464,996   $     21,722   $    (74,820)   $    492,907
                                                      ============    ============   ============   ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements, but are not limited to those factors more thoroughly disclosed in the Company's Annual Report on Form 10-K.

RECENT EVENTS

On May 7, 2003 the Company announced the acquisition of Aspen Resources, Inc. ("Aspen"), located in Wisconsin. Aspen land applies organic residuals from pulp and paper mills, and biosolids from municipalities throughout the Midwest. The acquisition will add approximately $3 million in annual revenues.

Additionally, on May 7, 2003 the Company announced that a newly constructed state of the art biosolids heat drying and pelletization facility designed and built by the Company is now providing service for Pinellas County, Florida.

BACKGROUND

The Company generates substantially all of its revenue by providing water and wastewater residuals management services to municipal and industrial customers. The Company provides its customers with complete, vertically-integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application. The Company currently serves more than 1,000 customers in 35 states and the District of Columbia. The Company's contracts typically have inflation price adjustments, renewal clauses and broad force majeure provisions. In 2002, the Company experienced a contract retention rate (both renewals and rebids) of approximately 87 percent.

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

HISTORICAL RESULTS OF OPERATIONS

                                                                           THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------------------------------------
                                                                      2003                             2002
                                                          ----------------------------     ----------------------------
Revenue ...............................................   $ 63,228,710           100.0%    $ 56,816,527           100.0%
Cost of services ......................................     51,386,806            81.3%      43,257,392            76.1%
                                                          ------------    ------------     ------------    ------------
Gross profit ..........................................     11,841,904            18.7%      13,559,135            23.9%

Selling, general and administrative expenses ..........      6,304,751            10.0%       5,795,885            10.2%
                                                          ------------    ------------     ------------    ------------
  Income from operations ..............................      5,537,153             8.7%       7,763,250            13.7%
                                                          ------------                     ------------

Other (income) expense:
  Other (income) expense, net .........................         29,642             --%          (38,006)           (0.1)%
  Interest expense, net ...............................      5,847,762             9.2%       5,493,244             9.7%
                                                          ------------    ------------     ------------    ------------
    Total other expense, net ..........................      5,877,404             9.2%       5,455,238             9.6%
                                                          ------------    ------------     ------------    ------------

Income (loss) before provision (benefit) for
 income taxes .........................................       (340,251)           (0.5)%      2,308,012             4.1%
  Provision (benefit) for income taxes ................       (129,295)           (0.2)%        876,406             1.6%
                                                          ------------    ------------     ------------    ------------
Net income (loss) before cumulative effect
 of change in accounting for asset retirement
 obligations and preferred stock dividends ............       (210,956)           (0.3)%      1,431,606             2.5%
                                                                          ------------                     ------------

Cumulative effect of change in accounting for asset
  retirement obligations ..............................        476,312             0.7%              --              --%
                                                          ------------    ------------      -----------    ------------

Net income (loss) before preferred stock dividends ....       (687,268)           (1.2)%      1,431,606             2.5%
                                                                          ============                     ============
Preferred stock dividends .............................      1,974,989                        1,843,427
                                                          ------------                      -----------
Net loss applicable to common stock ...................   $ (2,662,257)                     $  (411,821)
                                                          ============                      ===========

For the three months ended March 31, 2003, net sales were approximately $63,229,000 compared to approximately $56,817,000 for the three months ended March 31, 2002, representing an increase of approximately $6,412,000, or 11 percent. Approximately $1,610,000 of the increase relates to the Earthwise acquisition, which closed in August 2002, and the balance from internal growth of 8.5 percent.

Cost of services and gross profit for the three months ended March 31, 2003, were approximately $51,387,000 and approximately $11,842,000, respectively, compared with approximately $43,257,000 and approximately $13,559,000, respectively, for the three months ended March 31, 2002, resulting in gross profit as a percentage of sales of approximately 18.7 percent in 2003 and approximately 23.7 percent in 2002. Due to excessive snow and rain in the Mid-Atlantic and Southeast regions of our business, the Company was not able to access land to apply material for most of the quarter. The decrease in gross profit as a percentage of sales relates primarily to approximately $2,000,000 of higher than expected handling, storage and disposal costs due to these weather conditions, approximately $800,000 of margin on lost volume due to adverse weather and $612,000 of additional depreciation expense related to assets purchased in 2002, partially offset by an increase in other volumes.

Selling, general and administrative expenses of approximately $6,300,000, or 10 percent of revenue, for the three months ended March 31, 2003, compares with approximately $5,768,000, or 10.2 percent of revenue, for the three months ended March 31, 2002.

As a result of the foregoing, income from operations for the three months ended March 31, 2003, was approximately $5,537,000, or 8.7 percent of revenue, compared to approximately $7,763,000, or 13.7 percent of revenue, for the three months ended March 31, 2002.

Other expense, net, was approximately $5,877,000 for the three months ended March 31, 2003, compared to approximately $5,455,000 for the three months ended March 31, 2002, representing an increase in expense of approximately $422,000. The increase relates primarily to an increase in the Company's average interest rate partially offset by a reduction in debt.

As a result of the foregoing, net loss before cumulative effect of change in accounting for asset retirement obligations and preferred stock dividends was approximately $211,000 for the three months ended March 31, 2003, compared to net income of approximately $1,432,000 for the same period in 2002. On January 1, 2003, the Company adopted SFAS No. 143, "Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. During the first quarter of 2003, the Company recorded a net-of-tax cumulative effect of change in accounting principle charge of approximately $476,000 (approximately $768,000 before tax). There were no such transactions in 2002.

During May 2003, the Company amended its credit facility to increase the revolving loan from approximately $50 million to approximately $95 million.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

During the past three years, the Company's principal sources of funds were cash generated from its operating activities and long-term borrowings. The Company uses cash mainly for capital expenditures, working capital and debt service. In the future, the Company expects that it will use cash principally to fund working capital, debt service, repayment obligations and capital expenditures. In addition, the Company may use cash to pay dividends on preferred stock and potential earn-out payments resulting from prior acquisitions. Historically, the Company has financed its acquisitions principally through the issuance of equity and debt securities, its credit facility, and funds provided by operating activities.

HISTORICAL CASH FLOWS

Cash Flows from Operating Activities -- For the three months ended March 31, 2003, cash flows from operating activities were approximately $8,757,000 compared to approximately $5,498,000 for the same period in 2002, an increase of approximately $3,259,000, or 59 percent. The increase primarily relates to an increase in accrued interest that was paid in April 2003.

Cash Flows from Investing Activities -- For the three months ended March 31, 2003, cash flows used for investing activities were approximately $5,375,000 compared to approximately $4,094,000 for the same period in 2002, an increase of approximately $1,281,000, primarily related to additional equipment purchases and an increase in restricted cash.

Cash Flows from Financing Activities -- For the three months ended March 31, 2003, cash flows used in financing activities were approximately $3,448,000 compared to cash flows used in financing activities of approximately $1,401,000 for the same period in 2002, an increase of approximately $2,047,000. The increase primarily relates to payments on outstanding debt.

CAPITAL EXPENDITURE REQUIREMENTS

Capital expenditures for the three months ended March 31, 2003, totaled approximately $4,191,000 compared to approximately $3,609,000 in the first three months of 2002. The Company's ongoing capital expenditures program consists of expenditures for replacement equipment, betterments, and growth. The Company expects its capital expenditures for 2003 to be approximately $13 million to $14 million.

DEBT SERVICE REQUIREMENTS

In August 2002, the Company incurred indebtedness of $1.5 million in connection with the Earthwise acquisition. Terms of the note issued in connection with the acquisition require three annual, equal installments beginning October 2003. Interest of five percent per annum is payable quarterly beginning October 1, 2002.

In May 2002, the Company entered into a new $150 million senior credit facility that provides for a $70 million funded term loan and up to a $50 million revolver, with the ability to increase the total commitment to $150 million. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the private placement of our 9 1/2 percent Senior Subordinated Notes due 2009. This new facility is secured by substantially all of the Company's assets and those of its subsidiaries (other than assets securing nonrecourse debt) and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and sale of assets. The new senior credit agreement contains standard covenants, including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. During May 2003, the Company amended its credit facility to increase the revolving loan to approximately $95 million. Requirements for mandatory debt payments from excess cash flows, as defined, are unchanged in the new credit facility.

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

The Company believes it will have sufficient cash generated by its operations and available through its existing credit facility to provide for future working capital and capital expenditure requirements that will be adequate to meet its liquidity needs for the foreseeable future, including payment of interest on its credit facility and payments on the Nonrecourse Project Revenue Bonds. Synagro cannot assure you, however, that its business will generate sufficient cash flow from operations, that any cost savings and any operating improvements will be realized or that future borrowings will be available to it under its credit facility in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Synagro cannot assure you that the Company will be able to refinance any of its indebtedness, including its credit facility, on commercially reasonable terms or at all.

SERIES D REDEEMABLE PREFERRED STOCK

The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, the Company issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock or any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of

Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock excluding accrued dividends were converted at March 31, 2003, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,024.58 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock excluding accrued dividends were converted at March 31, 2003, they would represent 17,903,475 shares of common stock.

The future issuance of Series D and Series E Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value of the Company's commons is higher than the conversion price at date of issuance.

INTEREST RATE RISK

Total debt at March 31, 2003, included approximately $57,185,000 in floating rate debt attributed to the Senior Credit Agreement at a base interest rate plus
2.5 percent, or approximately 4.5 percent. As a result, the Company's interest cost in 2003 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $199,000.

WORKING CAPITAL

At March 31, 2003, the Company had working capital, excluding current debt, of approximately $19,655,000 compared to approximately $22,219,000 at March 31, 2002, a decrease of approximately $2,564,000. The decrease in working capital is principally due to an increase in accrued expenses and a decrease in trade receivables, partially offset by an increase in restricted cash.

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

The Company has contracts for the design, permitting and construction of biosolids processing facilities. If the permits and/or other government approvals are not obtained, the Company may not be reimbursed for its costs incurred. The Company has approximately $4,300,000 of design and permitting costs included in other long-term assets at March 31, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES AND HEDGING ACTIVITIES

On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive loss recognized as a noncash expense for each of the quarters ended March 31, 2003 and 2002, was approximately $126,000.

The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. Accordingly, the Company discontinued using hedge accounting for the reverse swap agreement on April 17, 2002. From April 17, 2002, through June 25, 2002, the fair value of this fixed-to-floating reverse swap decreased by $1.7 million. This $1.7 million mark-to-market gain was included in other income in the second quarter of 2002 financial statements. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that is expected to substantially offset market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $3,470,000 is reflected in other long-term liabilities at March 31, 2003. The gain recognized during the quarter ended March 31, 2003, related to the floating-to-fixed interest rate swap agreement was approximately $467,000, while the loss recognized related to the reverse swap agreement was approximately $500,000. The amount of the ineffectiveness of the reverse swap agreement debited to other income was approximately $33,000 for the three months ended March 31, 2003.

On July 3, 2001, the Company entered into an interest rate cap agreement establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6 1/2 percent in order to meet the hedging requirements of its amended and restated Senior Credit Agreement. Changes in the fair value of the agreement charged to interest expense, net, totaled $0 and $30,000 for the three months ended March 31, 2003 and 2002, respectively.

INTEREST RATE RISK

Total debt at March 31, 2003, included approximately $57,185,000 in floating rate debt attributed to the Senior Credit Agreement at a base interest rate plus
2.5 percent, or approximately 4.5 percent. As a result, the Company's interest cost in 2003 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $199,000.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934, as amended (the "Exchange Act") as of May 15, 2003, (the "Evaluation Date"). Based on this evaluation, such officers have concluded that these controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to May 15, 2003.

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

(B) Reports on Forms 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     SYNAGRO TECHNOLOGIES, INC.

     Date:    May 15, 2003                  By:  /s/ Ross M.  Patten
                                                 ------------------------------
                                                 Chief Executive Officer

     Date:    May 15, 2003                  By:  /s/ J. Paul Withrow
                                                 ------------------------------
                                                 Chief Financial Officer

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


Date:     May 15, 2003                             /s/ Ross M.  Patten
                                           ------------------------------------
                                           Chairman and Chief Executive Officer

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


Date:    May 15, 2003                              /s/ J. Paul Withrow
                                           ------------------------------------
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

 99.1           Certification of Chief Executive Officer

 99.2           Certification of Chief Financial Officer