Form 10-Q
period 2003-06-30
SYNAGRO TECHNOLOGIES INC
filed 2003-08-14
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003     Commission File Number 0-21054

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

                                Yes [ X ] No [ ]


Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

                                Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


                    CLASS                      OUTSTANDING AT JUNE 30, 2003
        -----------------------------          ----------------------------
        Common stock, par value $.002                    19,775,821

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

                                                                              PAGE
                                                                              ----
 PART I - FINANCIAL INFORMATION

 Condensed Consolidated Balance Sheets as of June 30, 2003 (Unaudited),
    and December 31, 2002 (Derived from audited Financial Statements) ......    3

 Condensed Consolidated Statements of Operations for the
    Three and Six Months Ended June 30, 2003 and 2002 (Unaudited) ..........    4

 Condensed Consolidated Statement of Stockholders' Equity (Unaudited) ......    5

 Condensed Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 2003 and 2002 (Unaudited) ....................    6

 Notes to Condensed Consolidated Financial Statements ......................    7

 Management's Discussion and Analysis of Financial
    Condition and Results of Operations ....................................   22

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......   28

 Item 4.  Controls and Procedures ..........................................   28

 PART II - OTHER INFORMATION ...............................................   29

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,       DECEMBER 31,
                                                                                2003            2002
                                                                          --------------    --------------
                                                                                               (DERIVED
                                                                                              FROM AUDITED
                                                                                               FINANCIAL
                                                                             (UNAUDITED)      STATEMENTS)
                                     ASSETS
Current Assets:
   Cash and cash equivalents ..........................................   $      158,102    $      239,000
   Restricted cash ....................................................        1,156,322         1,695,517
   Accounts receivable, net ...........................................       61,202,666        54,813,729
   Note receivable, current portion ...................................          223,861           554,384
   Prepaid expenses and other current assets ..........................       16,022,547        15,398,736
                                                                          --------------    --------------
      Total current assets ............................................       78,763,498        72,701,366

Property, machinery & equipment, net ..................................      210,052,701       213,331,158

Other Assets:
   Goodwill ...........................................................      172,175,891       168,463,870
   Restricted cash - construction fund ................................       17,043,874        17,732,970
   Restricted cash - debt service fund ................................        8,501,074         7,491,176
   Other, net .........................................................       14,822,189        13,746,204
                                                                          --------------    --------------
Total assets ..........................................................   $  501,359,227    $  493,466,744
                                                                          ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt ..................................   $    1,056,070    $    1,111,410
   Current portion of nonrecourse project revenue bonds ...............        2,430,000         2,430,000
   Current portion of capital lease obligations .......................        2,218,027         1,279,667
   Accounts payable and accrued expenses ..............................       48,425,333        48,811,464
                                                                          --------------    --------------
      Total current liabilities .......................................       54,129,430        53,632,541

Long-Term Debt:
   Long-term debt obligations, net ....................................      205,504,884       210,750,980
   Nonrecourse project revenue bonds, net .............................       64,841,349        64,841,349
   Capital lease obligations, net .....................................       12,257,464         7,937,994
                                                                          --------------    --------------
      Total long-term debt ............................................      282,603,697       283,530,323
Other Long-Term Liabilities:
   Other long-term liabilities ........................................       13,006,316         8,976,332
   Fair value of interest rate swap ...................................        3,174,602         3,436,909
                                                                          --------------    --------------
      Total other long-term liabilities ...............................       16,180,918        12,413,241
                                                                          --------------    --------------

          Total liabilities ...........................................      352,914,045       349,576,105

Commitments and Contingencies

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share ........................       82,093,852        78,090,196

Stockholders' equity:
   Preferred stock, $.002 par value, 10,000,000 shares authorized,
      none issued and outstanding .....................................               --                --
   Common stock, $.002 par value, 100,000,000 shares authorized,
      19,775,821 and 19,775,821 shares issued and outstanding,
      respectively ....................................................           39,552            39,552
   Additional paid-in capital .........................................      109,166,862       109,166,862
   Accumulated deficit ................................................      (41,300,817)      (41,599,663)
   Accumulated other comprehensive loss ...............................       (1,554,267)       (1,806,308)
                                                                          --------------    --------------
      Total stockholders' equity ......................................       66,351,330        65,800,443
                                                                          --------------    --------------
Total liabilities and stockholders' equity ............................   $  501,359,227    $  493,466,744
                                                                          ==============    ==============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                         JUNE 30,
                                                                   ------------------------------    ------------------------------
                                                                        2003             2002             2003            2002
                                                                   -------------    -------------    -------------    -------------
Revenue ........................................................   $  75,640,603    $  69,498,591    $ 138,869,313    $ 126,315,118
Cost of services ...............................................      55,501,026       49,999,237      106,887,831       93,256,629
                                                                   -------------    -------------    -------------    -------------
Gross profit ...................................................      20,139,577       19,499,354       31,981,482       33,058,489

Selling, general and administrative expenses ...................       5,925,269        5,638,381       12,230,020       11,434,266
                                                                   -------------    -------------    -------------    -------------
   Income from operations ......................................      14,214,308       13,860,973       19,751,462       21,624,223
Other (income) expense:
   Other (income) expense, net .................................         (41,253)       5,438,840          (11,611)       5,400,834
   Interest expense, net .......................................       6,207,546        5,857,878       12,055,308       11,351,122
                                                                   -------------    -------------    -------------    -------------
      Total other expense, net .................................       6,166,293       11,296,718       12,043,697       16,751,956
                                                                   -------------    -------------    -------------    -------------
Income before provision for income taxes .......................       8,048,015        2,564,255        7,707,765        4,872,267
   Provision for income taxes ..................................       3,058,246          974,648        2,928,951        1,851,054
                                                                   -------------    -------------    -------------    -------------
Net income before cumulative effect of change
   in accounting for asset retirement obligations and
   preferred stock dividends ...................................       4,989,769        1,589,607        4,778,814        3,021,213
Cumulative effect of change in accounting for asset
   retirement obligations, net of tax benefit of $292,000 ......              --               --          476,312               --
                                                                   -------------    -------------    -------------    -------------
Net income before preferred stock dividends ....................       4,989,769        1,589,607        4,302,502        3,021,213
Preferred stock dividends ......................................       2,028,667        1,892,979        4,003,656        3,736,406
                                                                   -------------    -------------    -------------    -------------
Net income (loss) applicable to common stock ...................   $   2,961,102    $    (303,372)   $     298,846    $    (715,193)
                                                                   =============    =============    =============    =============

Earnings (loss) per share:

Basic
   Earnings (loss) per share before cumulative effect of
      change in accounting for asset retirement obligations ....   $        0.15    $       (0.02)   $        0.04    $       (0.04)
   Cumulative effect of change in accounting for asset
      retirement obligations ...................................              --               --            (0.02)              --
                                                                   -------------    -------------    -------------    -------------
   Earnings (loss) per share ...................................   $        0.15    $       (0.02)   $        0.02    $       (0.04)
                                                                   =============    =============    =============    =============

Diluted
   Earnings (loss) per share before preferred stock
      dividends and cumulative effect of change in
      accounting for asset retirement obligations ..............   $        0.09    $       (0.02)   $        0.04    $       (0.04)
   Cumulative effect of change in accounting for asset
      retirement obligations ...................................              --               --            (0.02)              --
                                                                   -------------    -------------    -------------    -------------
   Net earnings (loss) per share ...............................   $        0.09    $       (0.02)   $        0.02    $       (0.04)
                                                                   =============    =============    =============    =============

Weighted average shares:

   Weighted average shares outstanding for basic earnings
      per share calculation ....................................      19,775,821       19,483,353       19,775,821       19,480,085
   Effect of dilutive stock options ............................         171,761               --               --               --
   Effect of convertible preferred stock under the
      "if converted" method ....................................      35,049,792               --               --               --
                                                                   -------------    -------------    -------------    -------------
   Weighted average shares outstanding for diluted earnings
      per share ................................................      54,997,374       19,483,353       19,775,821       19,480,085
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

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                          ACCUMULATED
                                         COMMON STOCK       ADDITIONAL                       OTHER
                                     ---------------------   PAID-IN       ACCUMULATED   COMPREHENSIVE                COMPREHENSIVE
                                       SHARES      AMOUNT    CAPITAL         DEFICIT     INCOME (LOSS)      TOTAL        INCOME
                                     ----------   -------- ------------   ------------   -------------   -----------  -------------
BALANCE, December 31, 2002 ........  19,775,821   $39,552  $109,166,862   $(41,599,663)   $(1,806,308)   $65,800,443  $      --
   Change in accumulated other
     comprehensive income .........          --        --            --             --        252,041        252,041     252,041
   Net income applicable to
     common stock .................          --        --            --        298,846             --        298,846     298,846
                                     ----------   -------  ------------   ------------    -----------    -----------    --------
BALANCE, June 30, 2003 ............  19,775,821   $39,552  $109,166,862   $(41,300,817)   $(1,554,267)   $66,351,330    $550,887
                                     ==========   =======  ============   ============    ===========    ===========    ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                          ------------------------------
                                                                               2003             2002
                                                                          -------------    -------------
Cash flows from operating activities:
   Net income (loss) applicable to common stock .......................   $     298,846    $    (715,193)
   Adjustments to reconcile net income (loss) applicable to common stock to net cash provided by operating activities:
        Preferred stock dividend ......................................       4,003,656        3,736,406
        Cumulative effect of change in accounting for
           asset retirement obligations, net ..........................         476,312               --
        Depreciation ..................................................       8,416,457        7,116,312
        Amortization ..................................................         525,726          746,973
        Write off of deferred debt costs ..............................              --        7,240,538
        Provision for deferred income taxes ...........................       2,928,951        1,851,054
        Gain on sale of property, machinery and equipment .............         (94,885)        (104,689)
        Increase in the following, net:
           Accounts receivable ........................................      (6,303,267)      (6,286,183)
           Prepaid expenses and other assets ..........................        (860,352)      (1,255,658)
        Increase (decrease) in the following:
           Accounts payable and accrued expenses
              and other long-term liabilities .........................      (4,522,626)      (1,376,175)
                                                                          -------------    -------------
   Net cash provided by operating activities ..........................       4,868,818       10,953,385
                                                                          -------------    -------------

Cash flows from investing activities:
      Purchase of businesses, including contingent consideration,
        net of cash acquired ..........................................      (4,417,800)        (830,687)
      Purchases of property, machinery and equipment ..................      (7,931,946)      (8,178,792)
      Proceeds from sale of property, machinery and equipment .........      14,102,858          200,650
      Increase (decrease) in restricted cash ..........................         218,393       (1,217,404)
      Other ...........................................................         330,521          (56,917)
                                                                          -------------    -------------
Net cash provided (used) in investing activities ......................       2,302,026      (10,083,150)
                                                                          -------------    -------------

Cash flows from financing activities:
      Payments of debt ................................................      (6,477,617)    (214,703,220)
      Debt issuance costs .............................................        (774,125)      (6,152,551)
      Proceeds from debt, net of issuance costs .......................              --      220,000,000
                                                                          -------------    -------------
   Net cash used in financing activities ..............................      (7,251,742)        (855,771)
                                                                          -------------    -------------

Net increase (decrease) in cash and cash equivalents ..................         (80,898)          14,464
Cash and cash equivalents, beginning of period ........................         239,000          251,821
                                                                          -------------    -------------
Cash and cash equivalents, end of period ..............................   $     158,102    $     266,285
                                                                          =============    =============

Supplemental Cash Flow Information
   Interest paid during the period ....................................   $   8,930,626    $   7,916,904
   Taxes paid during the period .......................................   $     153,509    $     241,381


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

NONCASH ACTIVITIES

During the second quarter of 2003, the Company recorded the estimated fair value of a guaranteed lease residual of approximately $532,000 (See Note 12).

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

GENERAL

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc. ("Synagro" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the six months ended June 30, 2003, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K for the year ended December 31, 2002.

Synagro Technologies, Inc., a Delaware corporation, and collectively with its subsidiaries is a national water and wastewater residuals management company serving more than 1,000 municipal and industrial water and wastewater treatment plants with operations in 35 states and the District of Columbia. Synagro offers services that focus on the beneficial reuse of organic nonhazardous residuals resulting from the water and wastewater treatment process. Synagro provides its customers with complete, vertically integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application.

ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Among other things, SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). SFAS No. 145 is effective for the Company beginning January 1, 2003. As a result of this statement, the Company reclassified its 2002 extraordinary loss on early extinguishment of debt, net of tax, to other expense and provision for income taxes, respectively, in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2002.

On January 1, 2003, the Company adopted SFAS No. 143, "Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. The Company's asset retirement obligations primarily consist of equipment dismantling and foundation removal at certain facilities and temporary storage facilities. During the first quarter of 2003, the Company recorded a charge related to the cumulative effect of change in accounting for asset retirement obligations, net of tax, totaling approximately $476,000 (approximately $768,000 before tax), and increased liabilities by approximately $1,233,000, and increased property, plant and equipment by approximately $465,000. There was no impact on the Company's cash flows as a result of adopting SFAS No. 143. The pro forma asset retirement obligation would have been approximately $1,461,000 at January 1, 2002, and approximately $1,578,000 at December 31, 2002, had the Company adopted SFAS No. 143 on January 1, 2002. The asset retirement obligation, which is included on the consolidated balance sheet in Other Long-Term Liabilities including accretion of approximately $63,000, was approximately $1,641,000 at June 30, 2003.

For the three and six months ended June 30, 2002, the pro forma effect on net income before preferred stock dividends, net loss applicable to common stock and loss per share had SFAS No. 143 been adopted as of January 1, 2002, would have been as follows:

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30, 2002             JUNE 30, 2002
                                                      AS          PRO          AS           PRO
                                                   REPORTED      FORMA      REPORTED       FORMA
                                                  ---------    ---------    ---------    ---------
                                                       (in thousands except per share data)
Net income before preferred stock dividend ....   $   1,590    $   1,531    $   3,021    $   2,963
Loss applicable to common stock ...............        (303)        (332)        (715)        (773)
Loss per share:
   Basic ......................................       (0.02)       (0.02)       (0.04)       (0.04)
   Diluted ....................................       (0.02)       (0.02)       (0.04)       (0.04)


In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for the Company beginning January 1, 2003. The Company adopted this standard with no effect on its results of operations, cash flows or financial position.

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

                                                         THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------    ----------------------------
                                                            2003             2002            2003             2002
                                                        -------------   -------------    -------------   -------------
Net income (loss) applicable to common stock,
  as reported .......................................   $   2,961,102   $    (303,372)   $     298,846   $    (715,193)
Pro forma after effect of SFAS No. 123 ..............   $   2,366,614   $    (898,225)   $    (881,681)  $  (2,037,127)
Diluted income (loss) per share, as reported ........   $        0.09   $       (0.02)   $        0.02   $       (0.04)
Pro forma after effect of SFAS No. 123 ..............   $        0.08   $       (0.05)   $       (0.04)  $       (0.10)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value of $1.36 and $1.50 for grants made during the six months ended June 30, 2003 and 2002, respectively. The following assumptions were used for option grants in 2003 and 2002, respectively: expected volatility of 47 percent and 39 percent; risk-free interest rates of 4.03 percent and 4.43 percent; expected lives of up to ten years and no expected dividends to be paid. For the quarter ended June 30, 2003, the weighted average fair value was $1.54. The following assumptions were used for option grants in 2003: expected volatility of 53 percent; risk-free interest rate of 4.03 percent; expected lives of up to ten years and no expected dividends to be paid. There were no grants for the quarter ended June 30, 2002. The compensation expense included in the above pro forma data may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Company adopted the disclosure requirements of FIN 45 in its 2002 Form 10-K. Additionally, on January 1, 2003, the accounting requirements were adopted with no effect on the Company's financial position, results of operations or cash flows. See Note 12 for discussion of impact of FIN 45 during the six months ended June 30, 2003.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, (except for certain exceptions) and for hedging relationships designated after June 30, 2003. We do not believe its adoption will have a material effect on either our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.

While the Company does have mandatory redeemable preferred stock with characteristics of both liabilities and equity, this stock is also convertible to shares of the Company's common stock at the option of the holder up until the mandatory redemption date. Additionally, the option feature held by the holder is considered to be substantive as the conversion price was less than the market price at the date of issuance. Based on the above features of the preferred stock, the Company does not expect that the adoption of SFAS No. 150 will have a material effect on its financial position, results of operations or cash flows.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) 51," ("FIN 46 or Interpretation"). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities ("VIEs"). The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIES in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have an effect on the Company's financial position, results of operations or cash flows.

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

The Company has contracts for the design, permitting and construction of facilities. The Company has approximately $4,328,000 of design and permitting costs included in other long-term assets at June 30, 2003, compared to $4,505,000 at December 31, 2003. If the permits and/or other government approvals are not obtained, the Company may not be reimbursed for its costs incurred.

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

(2) ACQUISITIONS

In May 2003, the Company purchased Aspen Resources, Inc. The purchase of Aspen provides the Company with added expertise in the management of pulp and paper organic residuals. The allocation of purchase price resulted in approximately $3,150,000 of goodwill. The assets acquired and liabilities assumed relating to the acquisition are summarized below:

Cash paid, including transaction costs, net of cash acquired ....   $ 3,832,000
Note payable to seller ..........................................       500,000
Less:  Net assets acquired ......................................    (1,182,000)
                                                                    -----------
Goodwill ........................................................   $ 3,150,000
                                                                    ===========


If certain post-closing conditions are met as defined in the purchase agreement, the note payable to the former owners is due in equal monthly installments with interest payable at an annual rate of five percent. The Company believes these post-closing conditions will be met.

In August 2002, the Company purchased Earthwise Organics, Inc. and Earthwise Trucking (collectively "Earthwise"), a Class A biosolids and manure composting and marketing company. The purchase of Earthwise provides the Company with a valuable distribution channel for Class A products and a strategic platform to grow the Company's product marketing presence. In connection with the purchase of Earthwise, the former owners are entitled to receive up to an additional $4,000,000 over the next three years if certain performance targets are met. The allocation of the purchase price resulted in approximately $4,700,000 of goodwill subject to future payments to the former owners described above. The assets acquired and liabilities assumed relating to the acquisition are summarized below:

Cash paid, including transaction costs, net of cash acquired ....   $ 3,580,000
Note payable to seller ..........................................     1,500,000
Less:  Net assets acquired ......................................      (380,000)
                                                                    -----------
Goodwill ........................................................   $ 4,700,000
                                                                    ===========

The note payable to the former owners is due in three equal, annual installments beginning in October 2003, with interest payable quarterly at a rate of five percent.

Results of operations of Aspen and Earthwise are included in the accompanying condensed consolidated statements of operations as of May 7, 2003, and August 26, 2002, respectively. Due to immateriality, pro forma financial information related to the operations of these entities is not required to be presented.

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

(4)  REDEEMABLE PREFERRED STOCK

SERIES D REDEEMABLE PREFERRED STOCK

The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, the Company issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock, excluding accrued dividends, were converted at June 30, 2003, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,254.462 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock, excluding accrued dividends, were converted at June 30, 2003, they would represent 17,903,475 shares of common stock.

The future issuances of Series D and Series E Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value of the Company's common stock is higher than the conversion price at date of issuance.

(5)  STOCKHOLDERS' RIGHTS PLAN

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

(6)  DEBT

Long-term debt obligations consist of the following:

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2003            2002
                                                              -------------    -------------
Credit facility - term loans ..............................   $  54,541,350    $  60,336,250
Subordinated debt .........................................     150,000,000      150,000,000
Notes payable to sellers of acquired businesses ...........       2,000,000        1,500,000
Other notes payable .......................................          19,604           26,140
                                                              -------------    -------------
          Total debt ......................................   $ 206,560,954    $ 211,862,390
Less:  Current maturities .................................      (1,056,070)      (1,111,410)
                                                              -------------    -------------
          Long-term debt, net of current maturities .......   $ 205,504,884    $ 210,750,980
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

         (ii) Term B Loans (which, once repaid, may not be reborrowed) of $70,000,000; and

         (iii) Letters of Credit up to $50,000,000 as a subset of the Revolving Loan. At June 30, 2003, the Company had approximately $26,649,771 of Letters of Credit outstanding.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                          REVOLVING     TERM
PERIOD ENDING DECEMBER 31,                  LOAN        LOANS
--------------------------               ----------    -------
2002 ..............................            --        0.25%
2003 ..............................            --        1.00%
2004 ..............................            --        1.00%
2005 ..............................            --        1.00%
2006 ..............................            --        1.00%
2007 ..............................        100.00%       1.00%
2008 ..............................            --       94.75%
                                           ------      ------
                                           100.00%     100.00%
                                           ======      ======


The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company believes that it is in compliance with those covenants as of June 30, 2003. The Senior Credit Agreement is secured by all the assets of the Company and expires on December 31, 2008. As of June 30, 2003, the Company had approximately $68,350,000 of unused borrowings under the Senior Credit Agreement, of which approximately $26,100,000 is available for borrowing based on the ratio limitations included in the Senior Credit Agreement.

SENIOR SUBORDINATED NOTES

In April 2002, the Company issued $150 million aggregate in principal amount of its 9 1/2 percent Senior Subordinated Notes due on April 1, 2009 (the "Notes"). The Notes are unsecured senior indebtedness and are guaranteed by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries ("the Guarantors"). As of June 30, 2003, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc., (see Note 7), were Guarantors of the Notes. Interest on the Notes accrues from April 17, 2002, and is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2002. On or after April 1, 2006, the Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on April 1 of the years indicated below:

              YEARS                   LOAN
              -----                 --------
2006 ..........................     104.750%
2007 ..........................     102.375%
2008 and thereafter ...........     100.000%


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

EARLY EXTINGUISHMENT OF DEBT

In conjunction with the issuance of the Notes and entering into the Senior Credit Agreement, the Company paid the then outstanding subordinated debt and credit facility. The Company recognized during the three months ended June 30, 2002, a charge of approximately $7.2 million relating to the write off of unamortized deferred financing costs and the difference in the debt carrying value affected by prior adjustments relating to the reverse swap previously designated as a fair value hedge. In accordance with SFAS No. 145, the Company reclassified its 2002 loss on early extinguishment of debt from its previous presentation as an extraordinary item, net of tax, to other expense and provision for income taxes, respectively. (See Note 1.)

NOTES PAYABLE TO SELLERS OF ACQUIRED BUSINESSES

In connection with the Aspen acquisition, the Company entered into a $500,000 note payable with the former owners of Aspen. If certain post-closing conditions are met, as defined in the purchase agreement, the note is payable monthly with interest payable at an annual rate of five percent.

In connection with the Earthwise acquisition, the Company entered into a $1,500,000 note payable with the former owners of Earthwise. The note is payable in three equal, annual installments beginning in October 2003. Interest is payable quarterly at an annual rate of five percent beginning October 1, 2002.

DERIVATIVES AND HEDGING ACTIVITIES

On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income recognized for the three and six months ended June 30, 2003, was approximately $126,000 and $252,000.

The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. Accordingly, the Company discontinued using hedge accounting for the reverse swap agreement on April 17, 2002. From April 17, 2002, through June 25, 2002, the fair value of this fixed-to-floating reverse swap decreased by $1.7 million. This $1.7 million mark-to-market gain was included in other income in the second quarter of 2002 financial statements. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $3,175,000 is reflected in other long-term liabilities at June 30, 2003. The gain recognized during the six months ended June 30, 2003, related to the floating-to-fixed interest rate swap agreement was approximately $1,401,000, while the loss recognized related to the reverse swap agreement was approximately $1,484,000. The amount of the ineffectiveness of the reverse swap agreement charged to other expense was approximately $83,000 for the six months ended June 30, 2003.

On July 3, 2001, the Company entered into an interest rate cap agreement establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6 1/2 percent in order to meet the hedging requirements of its Senior Credit Agreement. Changes in the fair value of the agreement charged to interest expense, net for the three and six months ended June 30, 2003 and 2002, totaled approximately $0 and $30,000 and $0 and $64,000, respectively.

(7)  NONRECOURSE PROJECT REVENUE BONDS

                                                                              JUNE 30,      DECEMBER 31,
                                                                               2003            2002
                                                                           ------------    ------------
Maryland Energy Financing Administration Limited Obligation
  Solid Waste Disposal Revenue Bonds, 1996 series --
     Revenue bonds due 2003 to 2005 at stated interest
       rates of 5.65% to 5.85% .........................................   $  7,710,000    $  7,710,000
     Term revenue bond due 2010 at stated interest rate of 6.30% .......     16,295,000      16,295,000
     Term revenue bond due 2016 at stated interest rate of 6.45% .......     22,360,000      22,360,000
                                                                           ------------    ------------
                                                                             46,365,000      46,365,000
California Pollution Control Financing Authority Solid Waste
  Revenue Bonds --
     Series 2002A -- Revenue bonds due 2008 to 2024
       at stated interest rates of 4.375% to 5.50% .....................     19,715,349      19,715,349
     Series 2002B -- Revenue bonds due 2006 at stated
       interest rate of 4.25% ..........................................      1,191,000       1,191,000
                                                                           ------------    ------------
                                                                             20,906,349      20,906,349
                                                                           ------------    ------------
Total nonrecourse project revenue bonds ................................     67,271,349      67,271,349
     Less:  Current maturities .........................................     (2,430,000)     (2,430,000)
                                                                           ------------    ------------
     Nonrecourse project revenue bonds, net of current maturities ......   $ 64,841,349    $ 64,841,349
                                                                           ============    ============

 Amounts recorded in other assets as restricted cash -
     debt service fund .................................................   $  8,501,074    $  7,491,176
                                                                           ============    ============


In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58,550,000. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now Synagro's wholly owned subsidiary known as Synagro-Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Maryland Project Revenue Bonds in connection with its acquisition of the Bio Gro division of Waste Management, Inc. ("Bio Gro") in 2000. Maryland Project Revenue Bonds in the aggregate amount of approximately $12,185,000 have already been repaid. The remaining Maryland Project Revenue Bonds bear interest at annual rates between 5.65 percent and 6.45 percent and mature on dates between December 1, 2003, and December 1, 2016.

The Maryland Project Revenue Bonds are primarily collateralized by the pledge of revenues and assets related to the Company's Back River and Patapsco thermal facilities. The underlying service contracts between us and the City of Baltimore obligated the Company to design, construct and operate the thermal facilities and obligated the City of Baltimore to deliver biosolids for processing at the thermal facilities. The City of Baltimore makes all payments under the service contracts directly with a trustee for the purpose of paying the Maryland Project Revenue Bonds.

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

At June 30, 2003, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $56,930,000 and restricted cash of approximately $7,384,000, of which approximately $6,788,000 is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company's request.

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

The Bonds are primarily collateralized by the pledge of certain revenues and all of the property of Sacramento Project Finance, Inc. The facility will be owned by Sacramento Project Finance, Inc. and leased to Synagro Organic Fertilizer Company of Sacramento, Inc. Both of these entities are wholly owned subsidiaries of the Company. Synagro Organic Fertilizer Company of Sacramento, Inc. will be obligated under a lease agreement dated December 1, 2002, to pay base rent to Sacramento Project Finance, Inc. in an amount exceeding the debt service of the Bonds. The facility will be located on property owned by the Sacramento Regional County Sanitation District ("Sanitation District"). The Sanitation District will provide the principal source of revenues to Synagro Organic Fertilizer Company of Sacramento, Inc. through a service fee under a contract that has been executed.

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

At June 30, 2003, the Bonds are partially collateralized by restricted cash of approximately $18,757,000, of which approximately $1,714,000 is in a debt service fund that is established to secure certain payments and can be utilized to make the final payment at the Company's request, and the remainder is reserved for construction costs expected to be incurred after notice to proceed is received. The Company is not a guarantor of the Bonds or the loan funded by the Bonds.

Nonrecourse Project Revenue Bonds are excluded from the financial covenant calculations required by the Company's Senior Credit Facility.

(8)  COMMITMENTS AND CONTINGENCIES

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

LITIGATION

Synagro's business activities are subject to environmental regulation under federal, state and local laws and regulations. In the ordinary course of conducting our business activities, Synagro becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. Synagro believes that these matters will not have a material adverse effect on the Company's business, financial condition and results of operations. However, the outcome of any particular proceeding cannot be predicted with certainty. Synagro is required, under various regulations, to procure licenses and permits to conduct the Company's operations. These licenses and permits are subject to periodic renewal without which the Company's operations could be adversely affected. There can be no assurance that regulatory requirements will not change to the extent that it would materially affect the Company's consolidated financial statements.

RIVERSIDE COUNTY

The Company leases land and operates a composting facility in Riverside County, California, under a conditional use permit ("CUP") that originally was set to expire on January 1, 2010. As part of the terms of a settlement agreement with the County of Riverside, however, the Company agreed to reduce the length of the CUP by three months, and it now expires on October 1, 2009. The CUP allows for a reduction in material intake and CUP term in the event of noncompliance with the CUP's terms and conditions. In response to alleged noncompliance due to excessive odor, on or about June 22, 1999, the Riverside County Board of Supervisors attempted to reduce the Company's intake of biosolids from 500 tons per day to 250 tons per day. The Company believes that this was not an authorized action by the Board of Supervisors. On September 15, 1999, the Company was granted a preliminary injunction restraining and enjoining the County of Riverside ("County") from restricting the Company's intake of biosolids at its Riverside composting facility.

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

No trial date has been set at this time; however, a trial-setting conference has been set for October 10, 2003. The Company continues to operate the facility under the existing CUP. Proposed terms of settlement set forth in an expired Memorandum of Understanding with the County serve as the basis for continuing settlement discussions, which terms include a plan to relocate the compost facility to a piece of land owned by the County or other acceptable sites. While the County has rejected the Company's most recent offer to relocate, on October 22, 2002, the County approved a request by the Santa Ana Watershed Project Authority ("SAWPA") to take over the process of finding a new site and competitively negotiate with a company to operate the site. In June 2003, SAWPA voted not to participate in the process of finding a new site. With the expiration of the stay of the litigation on July 7, 2003, it is uncertain at this time whether the parties will continue to explore settlement or proceed with the lawsuit.

Whether or not the parties reach settlement based on the terms of the expired Memorandum of Understanding or otherwise, the site may be closed. The Company may incur additional costs related to contractual agreements, relocation and site closure, as well as the need to obtain new permits (including some from the County) at a new site. The Company has incurred approximately $645,000 of project costs in connection with a new facility, which is included in property at June 30, 2003. If the Company is unsuccessful in its efforts to either settle or prosecute the litigation, goodwill and certain assets may be impaired. Total goodwill associated with the reporting unit is approximately $20.6 million at June 30, 2003. The financial impact associated with site closure prior to the expiration of the CUP cannot be reasonably estimated at this time. Although the Company feels that its case is meritorious, the ultimate outcome of the litigation cannot be determined at this time.

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

In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $625,000 to $2,500,000 depending on the percentage paid on the dollar for similar claims by Reliance when its liquidation is finalized. The Company believes its current accrual of approximately $1 million as of June 30, 2003, is adequate to provide for its exposures to the Texas Property and Casualty Insurance Guaranty Association. The final resolution of these exposures could be substantially different from the amount recorded.

DESIGN AND BUILD CONTRACT RISK

The Company participates in design and build construction operations, usually as a general contractor. Virtually all design and construction work is performed by unaffiliated third-party subcontractors. As a consequence, the Company is dependent upon the continued availability of and satisfactory performance by these subcontractors for the design and construction of its facilities. There is no assurance that there will be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors. In addition, inadequate subcontractor resources and unsatisfactory performance by these subcontractors could have a material adverse effect on the Company's business, financial condition and results of operation. Further, as the general contractor, the Company is legally responsible for the performance of its contracts and, if such contracts are underperformed or nonperformed by its subcontractors, the Company could be financially responsible. Although the Company's contracts with its subcontractors provide for indemnification if the subcontractors do not satisfactorily perform their contract, there can be no assurance that such indemnification would cover the Company's financial losses in attempting to fulfill the contractual obligations.

OTHER

During the quarter ended June 30, 2003 the Company entered into a settlement agreement with one of its customers related to certain outstanding issues, including, among other things, equipment and building acceptance and warranty obligations. These obligations were assumed by the Company in connection with the Bio Gro acquisition, which closed in August 2000. These obligations were included as a liability in the opening balance sheet recorded by the Company for the Bio Gro acquisition. Under the agreement, the customer agreed to pay approximately $0.7 million for amounts due the Company, while the Company agreed to pay the customer approximately $1.4 million in exchange for the settlement of the outstanding issues, including termination of future warranty obligations. In connection with the agreement, the Company reduced its liabilities for these obligations by approximately $2.0 million. This amount was recorded as a reduction of cost of sales in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2003.

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

(9)  COMPREHENSIVE LOSS

The Company's accumulated comprehensive loss at June 30, 2003 and December 31, 2002, is summarized as follows:


                                                                     JUNE 30,     DECEMBER 31,
                                                                      2003           2002
                                                                   -----------    -----------
Cumulative effect of change in accounting for derivatives ......   $(2,058,208)   $(2,058,208)
Accumulated fair value of derivatives previously designated
   as hedges ...................................................    (2,200,696)    (2,200,696)
Reclassification adjustment to earnings ........................     1,752,024      1,345,506
Tax benefit of changes in fair value ...........................       952,613      1,107,090
                                                                   -----------    -----------
                                                                   $(1,554,267)   $(1,806,308)
                                                                   ===========    ===========

(10) EARNINGS (LOSS) PER COMMON SHARE

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


                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                       JUNE 30,
                                                                   ----------------------------    ----------------------------
                                                                        2003           2002            2003            2002
                                                                   ------------    ------------    ------------    ------------
Net income (loss) applicable to common stock:

Net income before cumulative effect of change
   in accounting for asset retirement obligations
   and preferred stock dividends ...............................   $  4,989,769    $  1,589,607    $  4,778,814    $  3,021,213
Cumulative effect of change in accounting for
   asset retirement obligations ................................             --              --         476,312              --
                                                                   ------------    ------------    ------------    ------------
Net income before preferred stock dividends ....................      4,989,769       1,589,607       4,302,502       3,021,213
Preferred stock dividends ......................................      2,028,667       1,892,979       4,003,656       3,736,406
                                                                   ------------    ------------    ------------    ------------
Net income (loss) applicable to common stock ...................   $  2,961,102    $   (303,372)   $    298,846    $   (715,193)
                                                                   ============    ============    ============    ============

Earnings (loss) per share:

Basic
   Earnings (loss) per share before cumulative effect of
      change in accounting for asset retirement obligations ....   $       0.15    $      (0.02)   $       0.04    $      (0.04)
   Cumulative effect of change in accounting for asset
      retirement obligations ...................................             --              --           (0.02)             --
                                                                   ------------    ------------    ------------    ------------
   Net income (loss) per share .................................   $       0.15    $      (0.02)   $       0.02    $      (0.04)
                                                                   ============    ============    ============    ============


Weighted average shares outstanding for basic earnings
      per share calculation ....................................     19,775,821      19,483,353      19,775,821      19,480,085


Diluted
   Earnings (loss) per share before preferred stock
      dividends and cumulative effect of change in
      accounting for asset retirement obligations ..............   $       0.09    $      (0.02)   $       0.04    $      (0.04)

   Cumulative effect of change in accounting for asset
      retirement obligations ...................................             --              --           (0.02)             --
                                                                   ------------    ------------    ------------    ------------
   Net income (loss) per share .................................   $       0.09    $      (0.02)   $       0.02    $      (0.04)
                                                                   ============    ============    ============    ============

Weighted average shares outstanding for diluted earnings
      per share ................................................     54,997,374      52,582,410      54,595,508      51,909,389
                                                                   ============
Less antidilutive effect of common stock equivalents ...........                    (33,099,057)    (34,819,687)    (32,429,304)
                                                                                   ------------    ------------    ------------

                                                                                     19,483,353      19,775,821      19,480,085
                                                                                   ============    ============    ============

Basic and diluted EPS are the same for the three months ended June 30, 2002 and six months ended June 30, 2002 and 2003, because diluted earnings per share was less dilutive than basic earnings per share ("antidilutive").

(11)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 7, as of June 30, 2003, all of the Company's subsidiaries, except the Non-Guarantor Subsidiaries, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc., are Guarantors for the Notes. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheet as of June 30, 2003, and December 31, 2002, has been provided. As the Non-Guarantor Subsidiaries had no operations and cash flows from December 31, 2002, through June 30, 2003 because the construction of the facility is still in progress, no condensed consolidating statements of operations or cash flows have been provided.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               AS OF JUNE 30, 2003
                             (DOLLARS IN THOUSANDS)

                                                                                             NON-
                                                                           GUARANTOR      GUARANTOR
                                                                PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                              ---------   ------------   ------------    ------------  ------------
                             ASSETS
Current Assets:
  Cash and cash equivalents ...............................   $      79    $      79      $      --         $      --   $     158
  Restricted cash .........................................          --        1,156             --                --       1,156
  Accounts receivable, net ................................          --       61,203             --                --      61,203
  Note receivable, current portion ........................          --          224             --                --         224
  Prepaid expenses and other current assets ...............          --       16,022             --                --      16,022
                                                              ---------    ---------      ---------         ---------   ---------
          Total current assets ............................          79       78,684             --                --      78,763
Property, machinery & equipment, net ......................          --      209,473            580                --     210,053
Other Assets:
  Goodwill ................................................          --      172,176             --                --     172,176
  Investments in subsidiaries .............................      77,780           --             --           (77,780)         --
  Restricted cash - construction fund .....................          --           --         17,044                --      17,044
  Restricted cash - debt service fund .....................          --        6,787          1,714                --       8,501
  Other, net ..............................................       6,988        5,642          2,192                --      14,822
                                                              ---------    ---------      ---------         ---------   ---------
          Total assets ....................................   $  84,847    $ 472,762      $  21,530         $ (77,780)  $ 501,359
                                                              =========    =========      =========         =========   =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt .......................   $   1,056    $      --      $      --         $      --   $   1,056
  Current portion of nonrecourse project revenue bonds ....          --        2,430             --                --       2,430
  Current portion of capital lease obligations ............          --        2,218             --                --       2,218
  Accounts payable and accrued expenses ...................          --       48,331             94                --      48,425
                                                              ---------    ---------      ---------         ---------   ---------
          Total current liabilities .......................       1,056       52,979             94                --      54,129

Long-Term Debt:
  Long-term debt obligations, net .........................     205,506           --             --                --     205,506
  Nonrecourse project revenue bonds, net ..................          --       43,935         20,906                --      64,841
  Intercompany ............................................    (273,335)     273,335             --                --          --
  Capital lease obligations, net ..........................          --       12,257             --                --      12,257
                                                              ---------    ---------      ---------         ---------   ---------
     Total long-term debt .................................     (67,829)     329,527         20,906                --     282,604
Other Long-Term Liabilities:
  Other long-term liabilities .............................          --       13,006             --                --      13,006
  Fair value of interest rate swap ........................       3,175           --             --                --       3,175
                                                              ---------    ---------      ---------         ---------   ---------
     Total other long-term liabilities ....................       3,175       13,006             --                --      16,181
          Total liabilities ...............................     (63,598)     395,512         21,000                --     352,914

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share ..........................      82,094           --             --                --      82,094
Stockholders' Equity:
  Capital .................................................     109,206       38,560            530           (39,090)    109,206
  Accumulated deficit .....................................     (41,301)      38,690             --           (38,690)    (41,301)
  Accumulated other comprehensive loss ....................      (1,554)          --             --                --      (1,554)
                                                              ---------    ---------      ---------         ---------   ---------
          Total stockholders' equity ......................      66,351       77,250            530           (77,780)     66,351
                                                              ---------    ---------      ---------         ---------   ---------
Total liabilities and stockholders' equity ................   $  84,847    $ 472,762      $  21,530         $ (77,780)  $ 501,359
                                                              =========    =========      =========         =========   =========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                                             NON-
                                                                           GUARANTOR      GUARANTOR
                                                                PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                              ---------   ------------   ------------    ------------  ------------
                            ASSETS

Current Assets:
  Cash and cash equivalents ...............................   $      81    $     158      $      --         $      --   $     239
  Restricted cash .........................................          --        1,695             --                --       1,695
  Accounts receivable, net ................................          --       54,814             --                --      54,814
  Note receivable, current portion ........................          --          554             --                --         554
  Prepaid expenses and other current assets ...............          --       15,399             --                --      15,399
                                                              ---------    ---------      ---------         ---------   ---------
          Total current assets ............................          81       72,620             --                --      72,701
Property, machinery & equipment, net ......................          --      213,331             --                --     213,331
Other Assets:
  Goodwill ................................................          --      168,464             --                --     168,464
  Investments in subsidiaries .............................      77,482           --             --           (77,482)         --
  Restricted cash - construction fund .....................          --           --         17,733                --      17,733
  Restricted cash - debt service fund .....................          --        5,778          1,713                --       7,491
  Other, net ..............................................       6,371        5,410          1,965                --      13,746
                                                              ---------    ---------      ---------         ---------   ---------
          Total assets ....................................   $  83,934    $ 465,603      $  21,411         $ (77,482)  $ 493,466
                                                              =========    =========      =========         =========   =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt .......................   $   1,111    $      --      $      --         $      --   $   1,111
  Current portion of nonrecourse project revenue bonds ....          --        2,430             --                --       2,430
  Current portion of capital lease obligations ............          --        1,280             --                --       1,280
  Accounts payable and accrued expenses ...................          --       48,811             --                --      48,811
                                                              ----------   ---------      ---------         ---------   ---------
          Total current liabilities .......................       1,111       52,521             --                --      53,632

Long-Term Debt:
  Long-term debt obligations, net .........................     209,225        1,526             --                --     210,751
  Nonrecourse project revenue bonds, net ..................          --       43,935         20,906                --      64,841
  Intercompany ............................................    (273,729)     273,729             --                --          --
  Capital lease obligations, net ..........................          --        7,938             --                --       7,938
                                                              ---------    ---------      ---------         ---------   ---------
     Total long-term debt .................................     (64,504)     327,128         20,906                --     283,530
Other Long-Term Liabilities:
  Other long-term liabilities .............................          --        8,977             --                --       8,977
  Fair value of interest rate swap ........................       3,437           --             --                --       3,437
                                                              ---------    ---------      ---------         ---------   ---------
     Total other long-term liabilities ....................       3,437        8,977             --                --      12,414
          Total liabilities ...............................     (59,956)     388,626         20,906                --     349,576

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share ..........................      78,090           --             --                --      78,090
Stockholders' Equity:
  Capital .................................................     109,206       38,585            505           (39,090)    109,206
  Accumulated deficit .....................................     (41,600)      38,392             --           (38,392)    (41,600)
  Accumulated other comprehensive loss ....................      (1,806)          --             --                --      (1,806)
                                                              ---------    ---------      ---------         ---------   ---------
          Total stockholders' equity ......................      65,800       76,977            505           (77,482)     65,800
                                                              ---------    ---------      ---------         ---------   ---------
Total liabilities and stockholders' equity ................   $  83,934    $ 465,603      $  21,411         $ (77,482)  $ 493,466
                                                              =========    =========      =========         =========   =========

(12)  LEASE TRANSACTIONS

During the second quarter of 2003, the Company entered into five sale leaseback transactions related to transportation and operating equipment. The Company received approximately $14,100,000 in net proceeds and deferred gains of approximately $3,900,000 on the sales that are being recognized over the terms of the related leases. Four of these leases are classified as capital leases and have lease terms of five to six years with interest rates from 4.95 to 5.79. The book value of the equipment related to these capital leases is approximately $4,700,000 as of June 30, 2003. The other lease is classified as an operating lease with a term of two years. In connection with this operating lease, the Company has guaranteed the residual value of the leased equipment at approximately $6,442,000 with an estimated fair value of approximately $532,000. The Company has recorded the fair value as a current liability with the offset to current assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2002. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements, but are not limited to those factors more thoroughly disclosed in the Company's Annual Report on Form 10-K.

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

HISTORICAL RESULTS OF OPERATIONS

                                          THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                              --------------------------------------------    ------------------------------------------------
                                      2003                    2002                    2003                      2002
                              --------------------     -------------------    ----------------------     ---------------------
Revenue ...................   $ 75,640,603   100.0%    $69,498,591   100.0%   $ 138,869,313    100.0%    $126,315,118    100.0%
Cost of services ..........     55,501,026    73.4%     49,999,237    71.9%     106,887,831     77.0%      93,256,629     73.8%
                              ------------   -----     -----------   -----    -------------    ------    ------------   ------
Gross profit ..............     20,139,577    26.6%     19,499,354    28.1%      31,981,482     23.0%      33,058,489     26.2%

Selling, general and
  administrative
  expenses ................      5,925,269     7.8%      5,638,381     8.1%      12,230,020       8.8%     11,434,266      9.1%
                              ------------   -----     -----------   -----    -------------    ------    ------------   ------
  Income from
    operations ............     14,214,308    18.8%     13,860,973    20.0%      19,751,462      14.2%     21,624,223     17.1%
                              ------------   -----     -----------   -----    -------------    ------    ------------   ------
Other (income) expense:
  Other (income) expense,
    net ...................        (41,253)     --%      5,438,840     7.8%         (11,611)       --%      5,400,834      4.2%
  Interest expense, net ...      6,207,546     8.2%      5,857,878     8.4%      12,055,308       8.7%     11,351,122      9.0%
                              ------------   -----     -----------   -----    -------------    ------    ------------   ------
    Total other expense,
      net .................      6,166,293     8.2%     11,296,718    16.2%      12,043,697       8.7%     16,751,956     13.2%
                              ------------   -----     -----------   -----    -------------    ------    ------------   ------
Income (loss) before
  provision (benefit) for
  income taxes ............      8,048,015     10.6%     2,564,255     3.8%       7,707,765       5.5%      4,872,267      3.9%

  Provision (benefit) for
    income taxes ..........      3,058,246     4.0%        974,648     1.4%       2,928,951       2.1%      1,851,054      1.5%
                              ------------   -----     -----------   -----    -------------    ------    ------------   ------
Net income (loss) before
  cumulative effect of
  change in accounting for
  asset retirement
  obligations and
  preferred stock
  dividends ...............      4,989,769     6.6%      1,589,607     2.4%       4,778,814       3.4%      3,021,213      2.4%
Cumulative effect of
  change in accounting
  for asset retirement ....
  obligations, net of
  tax benefit .............             --      --%             --      --%         476,312       0.3%             --       --%
                              ------------   -----     -----------   -----    -------------    ------    ------------   ------
Net income (loss) before
  preferred stock
  dividends ...............      4,989,769     6.6%      1,589,607     2.4%       4,302,502       3.1%      3,021,213      2.4%
                                             =====                   =====                      =====                    =====
Preferred stock dividends .      2,028,667               1,892,979                4,003,656                 3,736,406
                              ------------             -----------            -------------              ------------
Net income (loss)
  applicable to
  common stock ............   $  2,961,102             $  (303,372)           $     298,846              $   (715,193)
                              ============             ===========            =============              ============

For the quarter ended June 30, 2003, revenue was approximately $75,641,000 compared to approximately $69,499,000 for the quarter ended June 30, 2002, representing an increase of approximately $6,142,000, or 8.8 percent. Approximately $1,843,000 of the increase relates to acquisitions and the balance of the increase (a total of six percent) relates to internal growth. For the six months ended June 30, 2003, net sales were approximately $138,869,000 compared to approximately $126,315,000 for the six months ended June 30, 2002, representing an increase of approximately $12,544,000, or 9.9 percent. Approximately $3,563,000 of the increase relates to acquisitions and the balance (totaling seven percent) relates to internal growth.

Cost of services and gross profit for the quarter ended June 30, 2003, were approximately $55,501,000 and approximately $20,140,000, respectively, compared with approximately $49,999,000 and approximately $19,499,000, respectively, for the quarter ended June 30, 2002, resulting in gross profit as a percentage of sales of approximately 26.6 percent in 2003 and 28.1 percent in 2002. The decrease in gross profit is due primarily to lost margins on volume lost to inclement weather (approximately $1,000,000), higher-than-expected handling, storage and disposal costs associated with inclement weather (approximately $600,000), additional depreciation on assets placed in service in 2002 (approximately $700,000) and a change in revenue mix with a reduction in higher margin event work and an increase in lower margin product sales, partially offset by a positive settlement of a warranty obligation (approximately $2,000,000). Cost of services and gross profit for the six months ended June 30, 2003, were approximately $106,888,000 and approximately $31,981,000, respectively, compared with approximately $93,257,000 and approximately $33,058,000, respectively, for the six months ended June 30, 2002, resulting in gross profit as a percentage of sales of approximately 23.0 percent in 2003 compared to approximately 26.2 percent in 2002. The decrease in gross profit is primarily due to lost margins on volume lost to inclement weather (approximately $1,800,000), higher-than-expected handling, storage and disposal costs associated with inclement weather (approximately $2,600,000), additional depreciation on assets placed in service in 2002 (approximately $1,300,000), partially offset by a positive settlement of a warranty obligation (approximately $2,000,000).

Selling, general and administrative expenses were approximately $5,925,000 or
7.8 percent of sales for the quarter ended June 30, 2003, compared to approximately $5,638,000 or 8.1 percent of sales for the quarter ended June 30, 2002. Selling, general and administrative expenses were approximately $12,230,000 or 8.8 percent of sales for the six months ended June 30, 2003, compared to approximately $11,434,000 or 9.1 percent of sales for the six months ended June 30, 2002. The decrease as a percentage of sales relates to leverage of certain fixed administrative costs.

As a result of the foregoing, income from operations for the three months ended June 30, 2003, was approximately $14,214,000, or 18.8 percent of sales, compared to approximately $13,861,000, or 20.0 percent of sales, for the three months ended June 30, 2002.

Income from operations for the six months ended June 30, 2003, was approximately $19,751,000, or 14.2 percent of sales, compared to approximately $21,624,000, or
17.1 percent of sales, for the six months ended June 30, 2002.

Other expense, net, was approximately $6,166,000 for the quarter ended June 30, 2003, compared to approximately $11,297,000 for the quarter ended June 30, 2002, representing a decrease in expense of approximately $5,131,000. The decrease relates primarily to the write off of deferred debt costs related to the refinancing of debt (approximately $7,240,000) and additional interest associated with additional borrowings associated with the acquisition of Aspen partially offset by a gain associated with an offset swap arrangement entered into in 2002 (approximately $1,700,000). Other expense, net, for the six months ended June 30, 2003, was approximately $12,044,000 compared to approximately $16,752,000 for the six months ended June 30, 2002, representing a decrease of approximately $4,708,000. The decrease relates primarily to the write off of deferred debt costs related to the refinancing of debt (approximately $7,240,000) and additional interest associated with higher average interest rates and additional borrowings associated with the acquisition of Aspen partially offset by a gain associated with an offset swap arrangement entered into in 2002 (approximately $1,700,000). There were no such swap arrangements in 2003.

For the three and six months ended June 30, 2003, the Company recorded a provision of income taxes of approximately $3,058,000 and $2,928,951, respectively or 38 percent of net income before provision for income taxes. The Company's 2003 tax provision is principally a deferred provision that will not significantly impact cash flow since the Company has significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.

On January 1, 2003, the Company adopted SFAS No. 143, "Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. During the first quarter of 2003, the Company recorded a cumulative effect of change in accounting for asset retirement obligations, net of tax, totaling approximately $476,000 (approximately $768,000 before tax).

During the quarter ended June 30, 2003, the Company entered into a settlement agreement with one of its customers related to certain outstanding issues including, among other things, equipment and building acceptance and warranty obligations. These obligations were assumed by the Company in connection with the Bio Gro acquisition, which closed in August 2000. These obligations were included as a liability in the opening balance sheet recorded by the Company for the Bio Gro acquisition. Under the agreement, the customer agreed to pay approximately $0.7 million for amounts due the Company, while the Company agreed to pay the customer approximately $1.4 million in exchange for the settlement of the outstanding issues, including termination of future warranty obligations. In connection with the agreement, the Company reduced its liabilities for these obligations by approximately $2.0 million. This amount was recorded as a reduction of cost of sales in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

During the past three years, the Company's principal sources of funds were cash generated from its operating activities and long-term borrowings and equity issuances. The Company uses cash mainly for working capital, capital expenditures and debt service. In the future, the Company expects that it will use cash principally to fund working capital, debt service, repayment obligations and capital expenditures. In addition, the Company may use cash to pay dividends on preferred and common stock, the repurchase of shares and potential earn-out payments resulting from prior acquisitions. Historically, the Company has financed its acquisitions principally through the issuance of equity and debt securities, its credit facility, and funds provided by operating activities.

HISTORICAL CASH FLOWS

Cash Flows from Operating Activities -- For the six months ended June 30, 2003, cash flows from operating activities were approximately $4,869,000 compared to approximately $10,953,000 for the same period in 2002, a decrease of approximately $6,084,000, or 56.0 percent. The decrease primarily relates to $7.0 million of semi-annual interest payments on the Company's debt that was paid on April 1, 2003, a $2.0 million reduction in accrued expenses associated with the settlement of a warranty claim, and timing of payments of certain payables.

Cash Flows from Investing Activities -- For the six months ended June 30, 2003, cash flows provided by investing activities were approximately $2,302,000 compared to cash flows used totaling approximately $10,083,000 for the same period in 2002, an increase of approximately $12,385,000, primarily related to proceeds from asset sales partially offset by the acquisition of Aspen Resources.

Cash Flows from Financing Activities -- For the six months ended June 30, 2003, cash flows used in financing activities were approximately $7,252,000 compared to approximately $856,000 for the same period in 2002, an increase of approximately $6,396,000. The increase primarily relates to $6.5 million of payments on outstanding debt in 2003 compared to 2002, which includes the impact of the Company's refinancing of its senior and subordinated debt (discussed below), including costs associated with the refinancing.

CAPITAL EXPENDITURE REQUIREMENTS

Capital expenditures for the six months ended June 30, 2003, totaled approximately $7,932,000 compared to approximately $8,179,000 in the first six months of 2002. The Company's ongoing capital expenditures program consists of expenditures for replacement equipment, betterments, and growth. The Company expects its capital expenditures for 2003 to be approximately $14 million to $15 million, which excludes spending to fund the construction of the Sacramento biosolids processing facility discussed below.

DEBT SERVICE REQUIREMENTS

In May 2003, the Company incurred indebtedness of $500,000 in connection with the Aspen Resources acquisition. If certain post-closing conditions are met, as defined in the purchase agreement, the note payable to the former owners is due monthly at an annual interest rate of five percent.

In August 2002, the Company incurred indebtedness of $1.5 million in connection with the Earthwise acquisition. Terms of the note issued in connection with the acquisition require three annual, equal installments beginning October 2003. Interest of five percent per annum is payable quarterly beginning October 1, 2002.

In May 2002, the Company entered into a new $150 million senior credit facility that provides for a $70 million funded term loan and up to a $50 million revolver, with the ability to increase the total commitment to $150 million. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the private placement of our 9 1/2 percent Senior Subordinated Notes due 2009. This new facility is secured by substantially all of the Company's assets and those of its subsidiaries (other than assets securing nonrecourse debt) and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and sale of assets. The new senior credit agreement contains standard covenants, including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. During May 2003, the Company amended its credit facility to increase the revolving loan commitment to approximately $95 million. Requirements for mandatory debt payments from excess cash flows, as defined, are unchanged in the new credit facility.

In April 2002, the Company completed the private placement of $150 million aggregate in principal amount of its 9 1/2 percent Senior Subordinated Notes due 2009 (the "Notes") and used the proceeds to pay down approximately $92 million of senior bank debt and to pay off approximately $53 million of 12 percent subordinated debt. In September 2002, the Company exchanged all of its outstanding unregistered 9 1/2 percent Senior Subordinated Notes due 2009 for registered 9 1/2 percent Senior Subordinated Notes due 2009, with substantially identical terms.

In 1996, the Maryland Energy Financing Administration issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58,550,000. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now our wholly owned subsidiary known as Synagro -- Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Maryland Project Revenue Bonds in connection with its acquisition of the Bio Gro Division of Waste Management, Inc. in 2000. Maryland Project Revenue Bonds in the aggregate amount of $12,185,000 have already been paid, and the remaining Maryland Project Revenue Bonds bear interest at annual rates between 5.65 percent and 6.45 percent and mature on dates between December 1, 2003, and December 1, 2016.

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

The Company believes it will have sufficient cash generated by its operations and available through its existing credit facility to provide for future working capital and capital expenditure requirements that will be adequate to meet its liquidity needs for the foreseeable future, including payment of interest on its credit facility and payments on the Nonrecourse Project Revenue Bonds. Synagro cannot assure, however, that its business will generate sufficient cash flow from operations, that any cost savings and any operating improvements will be realized or that future borrowings will be available to it under its credit facility in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. The Company makes no assurance that it will be able to refinance any of its indebtedness, including its credit facility, on commercially reasonable terms or at all.

During the second quarter of 2003, the Company entered into five sale leaseback transactions to purchase transportation and operating equipment. Four of these leases are classified as capital leases and have lease terms of five to six years with interest rates from 4.95 to 5.79. Equipment related to these capital leases totaled $4,724,079. The other lease is classified as an operating lease and has a term of two years. Additionally, the Company has guaranteed a maximum lease risk amount to the lessor. The Company has recorded a guaranty liability of approximately $532,000 relative to this guaranty.

SERIES D REDEEMABLE PREFERRED STOCK

The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, the Company issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock or any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock excluding accrued dividends were converted at June 30, 2003, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,254.462 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock excluding accrued dividends were converted at June 30, 2003, they would represent 17,903,475 shares of common stock.

The future issuance of Series D and Series E Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value of the Company's commons is higher than the conversion price at date of issuance.

INTEREST RATE RISK

Total debt at June 30, 2003, included approximately $54,541,000 in floating rate debt attributed to the Senior Credit Agreement at a base interest rate plus 2.5 percent, or approximately 4.29 percent. As a result, the Company's interest cost in 2003 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $220,000.

WORKING CAPITAL

At June 30, 2003, the Company had working capital of approximately $24,634,000 compared to approximately $19,069,000 at December 31, 2002, an increase of approximately $5,565,000. The increase in working capital is principally due to an increase in accounts receivable due to increased sales funded by cash from operations.

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

The Company has contracts for the design, permitting and construction of biosolids processing facilities. If the permits and/or other government approvals are not obtained, the Company may not be reimbursed for its costs incurred. The Company has approximately $4,300,000 of design and permitting costs included in other long-term assets at June 30, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES AND HEDGING ACTIVITIES

On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income recognized as a noncash expense for the three and six months ended June 30, 2003, was approximately $126,000 and approximately $252,000, respectively.

The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. Accordingly, the Company discontinued using hedge accounting for the reverse swap agreement on April 17, 2002. From April 17, 2002, through June 25, 2002, the fair value of this fixed-to-floating reverse swap decreased by $1.7 million. This $1.7 million mark-to-market gain was included in other income in the second quarter of 2002 financial statements. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that is expected to substantially offset market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $3,175,000 is reflected in other long-term liabilities at June 30, 2003. The gain recognized during the six months ended June 30, 2003, related to the floating-to-fixed interest rate swap agreement was approximately $1,401,000, while the loss recognized related to the reverse swap agreement was approximately $1,484,000. The amount of the ineffectiveness of the reverse swap agreement debited to other expense was approximately $83,000 for the six months ended June 30, 2003.

On July 3, 2001, the Company entered into an interest rate cap agreement establishing a maximum fixed LIBOR rate on $125,000,000 of its floating rate debt at an interest rate of 6 1/2 percent in order to meet the hedging requirements of its amended and restated Senior Credit Agreement. Changes in the fair value of the agreement charged to interest expense, net for the three and six months ended June 30, 2003 and 2002, totaled approximately $0 and $30,000 and $0 and $64,000, respectively.

INTEREST RATE RISK

Total debt at June 30, 2003, included approximately $54,541,000 in floating rate debt attributed to the Senior Credit Agreement at a base interest rate plus 2.5 percent, or approximately 4.29 percent. As a result, the Company's interest cost in 2003 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $220,000.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding the Company's legal proceedings can be found under the "Litigation" section of Note (8), "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2003, the annual meeting of stockholders was held, at which the items for voting were the election of directors and to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the 2003 fiscal year.

Election of Directors:

        DIRECTOR                       VOTES FOR          VOTES WITHHELD
        --------                       ---------          --------------
    Ross M. Patten                    40,645,851             757,399
    Kenneth Ch'uan-k'ai Leung         40,682,851             720,399
    Gene Meredith                     40,593,905             809,345
    Alfred Tyler 2nd                  40,593,605             809,645
    David A. Donnini                  40,017,169           1,386,081
    Vincent J. Hemmer                 40,630,485             772,765


Appointment of Auditors:

AUDITOR                           VOTES FOR     VOTES AGAINST   VOTES ABSTAINING
-------                           ---------     -------------   ----------------
PricewaterhouseCoopers LLP        41,254,608       143,145           5,497


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibit Index

       31.1   Certification of Chief Executive Officer
       31.2   Certification of Chief Financial Officer
       32.1   Section 1350 Certification of Chief Executive Officer
       32.2   Section 1350 Certification of Chief Financial Officer

(B)  Reports on Forms 8-K

         Current report on Form 8-K filed on May 8, 2003 announcing the Company's first quarter earnings.

         Current report on Form 8-K filed on August 6, 2003, announcing the Company's second quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     SYNAGRO TECHNOLOGIES, INC.

     Date:    August 13, 2003                 By: /s/ Ross M. Patten
                                                  -----------------------
                                                  Chief Executive Officer

     Date:    August 13, 2003                 By:  /s/ J. Paul Withrow
                                                  -----------------------
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------
    31.1     Certification of Chief Executive Officer
    31.2     Certification of Chief Financial Officer
    32.1     Section 1350 Certification of Chief Executive Officer
    32.2     Section 1350 Certification of Chief Financial Officer