Form 10-Q
period 2003-09-30
SYNAGRO TECHNOLOGIES INC
filed 2003-11-14
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2003                                Commission File Number 0-21054

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

             CLASS                    OUTSTANDING AT NOVEMBER 13, 2003
----------------------------------   ---------------------------------
Common stock, par value $.002                    19,775,821

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX


                                                                              PAGE
                                                                              ----
PART I - FINANCIAL INFORMATION

 Condensed Consolidated Balance Sheets as of September 30, 2003
    (Unaudited), and December 31, 2002 (Derived From Audited Financial
    Statements)................................................................   3

 Condensed Consolidated Statements of Operations for the
    Three and Nine Months Ended September 30, 2003 and 2002
    (Unaudited).................................................................  4

 Condensed Consolidated Statement of Stockholders' Equity
    (Unaudited)................................................................   5

 Condensed Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 2003 and 2002 (Unaudited)..................   6

 Notes to Condensed Consolidated Financial Statements...........................  7

 Management's Discussion and Analysis of Financial
    Condition and Results of Operations......................................... 23

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........  29

 Item 4.  Controls and Procedures..............................................  30

 PART II - OTHER INFORMATION.................................................... 31

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       2003               2002
                                                                  ---------------    ---------------
                                                                                        (DERIVED
                                                                                       FROM AUDITED
                                                                                        FINANCIAL
                                                                    (UNAUDITED)        STATEMENTS)
                                     ASSETS

Current Assets:
   Cash and cash equivalents ..................................   $           203    $           239
   Restricted cash ............................................             2,122              1,696
   Accounts receivable, net ...................................            64,293             54,814
   Note receivable, current portion ...........................                85                554
   Prepaid expenses and other current assets ..................            14,894             15,399
                                                                  ---------------    ---------------
      Total current assets ....................................            81,597             72,702

Property, machinery & equipment, net ..........................           211,525            213,331

Other Assets:
   Goodwill ...................................................           172,492            168,464
   Restricted cash - construction fund ........................            15,234             17,733
   Restricted cash - debt service fund ........................             9,095              7,491
   Other, net .................................................            15,612             13,746
                                                                  ---------------    ---------------
Total assets ..................................................   $       505,555    $       493,467
                                                                  ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt ..........................   $           516    $         1,111
   Current portion of nonrecourse project revenue bonds .......             2,430              2,430
   Current portion of capital lease obligations ...............             2,349              1,280
   Accounts payable and accrued expenses ......................            50,354             48,812
                                                                  ---------------    ---------------
      Total current liabilities ...............................            55,649             53,633

Long-Term Debt:
   Long-term debt obligations, net ............................           202,389            210,751
   Nonrecourse project revenue bonds, net .....................            64,841             64,841
   Capital lease obligations, net .............................            11,565              7,938
                                                                  ---------------    ---------------
      Total long-term debt ....................................           278,795            283,530
Other long-term liabilities ...................................            18,223             12,413
                                                                  ---------------    ---------------

Total liabilities .............................................           352,667            349,576

Commitments and Contingencies

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share ................            84,178             78,090

Stockholders' equity:
   Preferred stock, $.002 par value, 10,000,000 shares
      authorized, none issued and outstanding .................                --                 --

   Common stock, $.002 par value, 100,000,000 shares
      authorized, 19,775,821 and 19,775,821 shares
      issued and outstanding, respectively ....................                40                 40
   Additional paid-in capital .................................           109,167            109,167
   Accumulated deficit ........................................           (39,071)           (41,600)
   Accumulated other comprehensive loss .......................            (1,426)            (1,806)
                                                                  ---------------    ---------------
      Total stockholders' equity ..............................            68,710             65,801
                                                                  ---------------    ---------------
Total liabilities and stockholders' equity ....................   $       505,555    $       493,467
                                                                  ===============    ===============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                              ---------------------------   ----------------------------
                                                                  2003           2002           2003            2002
                                                              ------------   ------------   ------------    ------------
Revenue ...................................................   $     79,634   $     74,712   $    218,503    $    201,027
Cost of services ..........................................         60,974         55,286        167,862         148,543
                                                              ------------   ------------   ------------    ------------
Gross profit ..............................................         18,660         19,426         50,641          52,484

Selling, general and administrative expenses ..............          6,044          6,098         18,274          17,532
                                                              ------------   ------------   ------------    ------------
   Income from operations .................................         12,616         13,328         32,367          34,952
Other expense:
   Interest expense, net ..................................          5,566          5,970         17,622          17,321
   Other expense, net .....................................             92            131             78           5,531
                                                              ------------   ------------   ------------    ------------
      Total other expense, net ............................          5,658          6,101         17,700          22,852
                                                              ------------   ------------   ------------    ------------
Income before provision for income taxes ..................          6,958          7,227         14,667          12,100
   Provision for income taxes .............................          2,644          2,746          5,574           4,597
                                                              ------------   ------------   ------------    ------------
Net income before cumulative effect of change
   in accounting for asset retirement obligations and
   preferred stock dividends ..............................          4,314          4,481          9,093           7,503
Cumulative effect of change in accounting for asset
   retirement obligations, net of tax benefit of $292 .....             --             --            476              --
                                                              ------------   ------------   ------------    ------------
Net income before preferred stock dividends ...............          4,314          4,481          8,617           7,503
Preferred stock dividends .................................          2,084          1,944          6,088           5,681
                                                              ------------   ------------   ------------    ------------
Net income applicable to common stock .....................   $      2,230   $      2,537   $      2,529    $      1,822
                                                              ============   ============   ============    ============

Earnings per share:

Basic

   Earnings per share before cumulative effect of
      change in accounting for asset retirement
      obligations .........................................   $       0.11   $       0.13   $       0.15    $       0.09
   Cumulative effect of change in accounting for asset
      retirement obligations ..............................             --             --          (0.02)             --
                                                              ------------   ------------   ------------    ------------
   Earnings per share .....................................   $       0.11   $       0.13   $       0.13    $       0.09
                                                              ============   ============   ============    ============

Diluted

   Earnings per share before preferred stock
      dividends and cumulative effect of change in
      accounting for asset retirement obligations .........   $       0.08   $       0.08   $       0.15    $       0.09
   Cumulative effect of change in accounting for asset
      retirement obligations ..............................             --             --          (0.02)             --
                                                              ------------   ------------   ------------    ------------
   Net earnings per share .................................   $       0.08   $       0.08   $       0.13    $       0.09
                                                              ============   ============   ============    ============

Weighted average shares:
   Weighted average shares outstanding for basic
      earnings per share calculation ......................     19,775,821     19,775,821     19,775,821      19,577,569

   Effect of dilutive stock options .......................         52,954         33,898             --              --
   Effect of convertible preferred stock under the
      "if converted" method ...............................     35,755,808     33,007,060             --              --
                                                              ------------   ------------   ------------    ------------
   Weighted average shares outstanding for diluted
      earnings per share ..................................     55,584,583     52,816,779     19,775,821      19,577,569
                                                              ============   ============   ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                         COMMON STOCK                                   ACCUMULATED
                                    -----------------------   ADDITIONAL                   OTHER
                                                               PAID-IN    ACCUMULATED   COMPREHENSIVE              COMPREHENSIVE
                                      SHARES       AMOUNT      CAPITAL      DEFICIT     INCOME (LOSS)    TOTAL        INCOME
                                    ----------   ----------   ----------  -----------   -------------  ----------  -------------
BALANCE, December 31, 2002 ......   19,775,821   $       40   $  109,167   $  (41,600)   $   (1,806)   $   65,801   $       --
   Change in accumulated other
     comprehensive income .......           --           --           --           --           380           380          380
   Net income applicable to
     common stock ...............           --           --           --        2,529            --         2,529        2,529
                                    ----------   ----------   ----------   ----------    ----------    ----------   ----------
BALANCE, September 30, 2003 .....   19,775,821   $       40   $  109,167   $  (39,071)   $   (1,426)   $   68,710   $    2,909
                                    ==========   ==========   ==========   ==========    ==========    ==========   ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                        --------------------------------------
                                                                              2003                  2002
                                                                        ---------------        ---------------
Cash flows from operating activities:
   Net income applicable to common stock ........................       $         2,529        $         1,822
   Adjustments to reconcile net income applicable to common
      stock to net cash provided by operating activities:
        Preferred stock dividend ................................                 6,088                  5,681
        Cumulative effect of change in accounting for
           asset retirement obligations, net ....................                   476                     --
        Depreciation ............................................                12,857                 11,133
        Amortization of debt financing costs ....................                   762                  1,073
        Write off of deferred debt costs ........................                    --                  7,241
        Provision for deferred income taxes .....................                 5,574                  4,597
        Gain on sale of property, machinery and equipment .......                    (1)                  (133)
        Increase (decrease) in the following, net:
           Accounts receivable ..................................                (9,392)                (6,153)
           Prepaid expenses and other assets ....................                   640                 (1,326)
        Decrease in the following:
           Accounts payable and accrued expenses
              and other long-term liabilities ...................                (3,719)                (2,289)
                                                                        ---------------        ---------------
   Net cash provided by operating activities ....................                15,814                 21,646
                                                                        ---------------        ---------------

Cash flows from investing activities:
      Purchase of businesses, including contingent
        consideration, net of cash acquired .....................                (4,634)                (3,886)
      Purchases of property, machinery and equipment ............               (11,134)               (10,741)
      Purchases funded by restricted cash .......................                (2,787)                    --
      Proceeds from sale of property, machinery and equipment ...                14,219                    550
        (Increase) decrease in restricted cash ..................                   469                 (1,760)
      Other .....................................................                   470                    (70)
                                                                        ---------------        ---------------
Net cash used in investing activities ...........................                (3,397)               (15,907)
                                                                        ---------------        ---------------

Cash flows from financing activities:

      Payments of debt ..........................................               (11,679)              (219,203)
      Debt issuance costs .......................................                  (774)                (6,153)
      Proceeds from debt ........................................                    --                220,000
                                                                        ---------------        ---------------
   Net cash used in financing activities ........................               (12,453)                (5,356)
                                                                        ---------------        ---------------

Net increase (decrease) in cash and cash equivalents ............                   (36)                   383
Cash and cash equivalents, beginning of period ..................                   239                    252
                                                                        ---------------        ---------------
Cash and cash equivalents, end of period ........................       $           203        $           635
                                                                        ===============        ===============

Supplemental Cash Flow Information

   Interest paid during the period ..............................       $         9,747        $        12,228
   Taxes paid during the period .................................       $           190        $           292

Noncash activities:
   Fair value of guaranteed lease residual (see Note 12) ........       $           532        $            --


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

GENERAL

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc. ("Synagro" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the nine months ended September 30, 2003, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Among other things, SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board ("APB") Opinion No. 30 ("Opinion No. 30"). SFAS No. 145 is effective for the Company beginning January 1, 2003. As a result of this statement, the Company reclassified its 2002 extraordinary loss on early extinguishment of debt of $7,241,000, net of taxes of $2,751,000, to other expense and provision for income taxes, respectively, in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2002.

On January 1, 2003, the Company adopted SFAS No. 143, "Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. The Company's asset retirement obligations primarily consist of equipment dismantling and foundation removal at certain facilities and temporary storage facilities. During the first quarter of 2003, the Company recorded a charge related to the cumulative effect of change in accounting for asset retirement obligations, net of tax, totaling approximately $476,000 (approximately $768,000 before tax), increased liabilities by approximately $1,233,000, and increased property, plant and equipment by approximately $465,000. There was no impact on the Company's cash flows as a result of adopting SFAS No. 143. The pro forma asset retirement obligation would have been approximately $1,461,000 at January 1, 2002, and approximately $1,578,000 at December 31, 2002, had the Company adopted SFAS No. 143 on January 1, 2002. The asset retirement obligation, which is included on the consolidated balance sheet in other long-term liabilities including accretion of approximately $95,000, was approximately $1,673,000 at September 30, 2003.

For the three and nine months ended September 30, 2002, the pro forma effect on net income before preferred stock dividends, net income applicable to common stock and income per share had SFAS No. 143 been adopted as of January 1, 2002, would have been as follows:

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2002               SEPTEMBER 30, 2002
                                                        AS              PRO               AS              PRO
                                                     REPORTED          FORMA           REPORTED          FORMA
                                                   ------------     ------------     ------------     ------------
                                                                (in thousands except per share data)
Net income before preferred stock dividend .....   $      4,481     $      4,452     $      7,503     $      7,415
Income applicable to common stock ..............          2,537            2,508            1,822            1,734
Income per share:
   Basic .......................................           0.13             0.13             0.09             0.09
   Diluted .....................................           0.08             0.08             0.09             0.09


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Companies must disclose in both annual and interim financial statements the method used to account for stock-based compensation. The Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for its plans. Therefore, no compensation cost has been recognized in the accompanying condensed consolidated financial statements for the Company's stock option plans.

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

The Company continues to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying condensed consolidated financial statements for its stock option plans. Had the Company elected to apply SFAS No. 123, the Company's net income and income per diluted share would have approximated the pro forma amounts indicated below:

                                                          THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                         -----------------------------------     -----------------------------------
                                                             2003                2002                 2003                2002
                                                         ---------------     ---------------     ---------------     ---------------
                                                                            (in thousands except per share data)
Net income applicable to common stock, as reported...    $         2,230     $         2,537     $         2,529     $         1,822
Less:  Compensation expense per SFAS No. 123,
net of tax ..........................................    $           374     $           445     $         1,106     $         1,244
Pro forma income after effect of SFAS No. 123........    $         1,856     $         2,092     $         1,423     $           578
Diluted earnings per share, as reported .............    $          0.08     $          0.08     $          0.13     $          0.09
Pro forma earnings per share after effect
of SFAS No. 123 .....................................    $          0.07     $          0.08     $          0.07     $          0.03


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value of $1.59 and $1.50 for grants made during the nine months ended September 30, 2003 and 2002, respectively. The following assumptions were used for option grants made during the nine months ended September 30, 2003 and 2002, respectively: expected volatility of 56 percent and 39 percent; risk-free interest rates of
3.99 percent and 4.43 percent; expected lives of up to ten years and no expected dividends to be paid. For the quarter ended September 30, 2003, the weighted average fair value was $1.76. The following assumptions were used for option grants during the three months ended September 30, 2003: expected volatility of
63.5 percent; risk-free interest rate of 4.0 percent; expected lives of up to ten years and no expected dividends to be paid. There were no grants for the quarter ended September 30, 2002. The compensation expense included in the above pro forma data may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for

Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Company adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002. Additionally, on January 1, 2003, the accounting requirements were adopted with no effect on the Company's financial position, results of operations or cash flows. See Note 12 for discussion of impact of FIN 45 during the nine months ended September 30, 2003.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after September 30, 2003, (except for certain exceptions) and for hedging relationships designated after September 30, 2003. The Company does not believe its adoption will have a material effect on either its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.

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

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) 51," ("FIN 46"). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, variable interest entities ("VIEs"), entities over which control is achieved through means other than voting rights. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the effect the adoption of the provisions of FIN 46 will have on its financial position, results of operations and cash flows.

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

The Company regularly incurs costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. The Company has recorded $13,392,000 in property and long-term assets related to these activities at September 30, 2003, compared to $9,655,000 at December 31, 2002. The Company routinely reviews the status of each of these projects to determine if these costs are realizable. If the Company is unsuccessful in obtaining the required permits, government approvals, or fulfilling the contract requirements, these costs will be expensed.

Goodwill -- Goodwill attributable to the Company's reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually at year end unless factors become known that impairment may have occurred prior to year end.

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

(2) ACQUISITIONS

In May 2003, the Company purchased Aspen Resources, Inc. The purchase of Aspen provides the Company with added expertise in the management of pulp and paper organic residuals. The allocation of purchase price resulted in approximately $3,150,000 of goodwill. The assets acquired and liabilities assumed relating to the acquisition are summarized below:

Cash paid, including transaction costs, net of cash acquired....   $ 3,832,000
Note payable to seller .........................................       500,000
Less:  Net assets acquired .....................................    (1,182,000)
                                                                   -----------
Goodwill .......................................................   $ 3,150,000
                                                                   ===========


If certain post-closing conditions are met as defined in the purchase agreement, the note payable to the former owners is due in equal, monthly installments with interest payable at an annual rate of five percent. The Company believes these post-closing conditions will be met.

In August 2002, the Company purchased Earthwise Organics, Inc. and Earthwise Trucking (collectively "Earthwise"), a Class A biosolids and manure composting and marketing company. The purchase of Earthwise provides the Company with a valuable distribution channel for Class A products and a strategic platform to grow the Company's product marketing presence. In connection with the purchase of Earthwise, the former owners are entitled to receive up to an additional $4,000,000 over the next three years if certain performance targets are met. The allocation of the purchase price resulted in approximately $4,861,000 of goodwill subject to future payments to the former owners described above. The assets acquired and liabilities assumed relating to the acquisition are summarized below:

Cash paid, including transaction costs, net of cash acquired....   $ 3,580,000
Note payable to seller .........................................     1,500,000
Less:  Net assets acquired .....................................      (219,000)
                                                                   -----------
Goodwill .......................................................   $ 4,861,000
                                                                   ===========

The note payable to the former owners is due in three equal, annual installments beginning in October 2003, with interest payable quarterly at a rate of five percent.

Results of operations of Aspen and Earthwise are included in the accompanying condensed consolidated statements of operations as of May 7, 2003, and August 26, 2002, respectively. Pro forma results of operations, as if these entities had been acquired as of the beginning of their respective acquisition years, are not materially different from the Company's actual results.

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

(4) REDEEMABLE PREFERRED STOCK

SERIES D REDEEMABLE PREFERRED STOCK

The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, the Company issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock, excluding accrued dividends, were converted at September 30, 2003, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,254.462 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock, excluding accrued dividends, were converted at September 30, 2003, they would represent 17,903,475 shares of common stock.

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

(6) DEBT

Long-term debt obligations consist of the following:

                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                  2003                 2002
                                                             ---------------      ---------------
                                                                        (in thousands)
Credit facility - term loans ...........................     $        50,401      $        60,336
Subordinated debt ......................................             150,000              150,000
Fair value adjustment of subordinated debt
  as a result of interest rate swaps ...................                 984                   --
Notes payable to sellers of acquired businesses.........               1,500                1,500
Other notes payable ....................................                  20                   26
                                                             ---------------      ---------------
          Total debt ...................................     $       202,905      $       211,862
Less:  Current maturities ..............................                (516)              (1,111)
                                                             ---------------      ---------------
          Long-term debt, net of current maturities ....     $       202,389      $       210,751
                                                             ===============      ===============


CREDIT FACILITY

On January 27, 2000, the Company entered into a $110 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt, to provide working capital for operations, to fund capital expenditures and for other general corporate purposes. The Senior Credit Agreement was subsequently syndicated on March 15, 2000, and amended August 14, 2000, and February 25, 2002, increasing the capacity. The Senior Credit Agreement was amended and restated on May 8, 2002. The Senior Credit Agreement bears interest at LIBOR or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement.

During May 2003, the Company amended its credit facility to increase the revolving loan commitment to approximately $95,000,000.

The current loan commitments under the Senior Credit Agreement are as follows:

     (i)  Revolving Loan up to $95,000,000 outstanding at any one time;

     (ii) Term B Loans (which, once repaid, may not be reborrowed) of $70,000,000; and

     (iii) Letters of Credit up to $50,000,000 as a subset of the Revolving Loan. At September 30, 2003, the Company had approximately $24,624,771 of Letters of Credit outstanding.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                    REVOLVING              TERM
 PERIOD ENDING DECEMBER 31,           LOAN                 LOANS
----------------------------     ---------------      ---------------
2002 .......................                  --                 0.25%
2003 .......................                  --                 1.00%
2004 .......................                  --                 1.00%
2005 .......................                  --                 1.00%
2006 .......................                  --                 1.00%
2007 .......................              100.00%                1.00%
2008 .......................                  --                94.75%
                                 ---------------      ---------------
                                          100.00%              100.00%
                                 ===============      ===============


The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of September 30, 2003. The Senior Credit Agreement is collateralized by all the assets of the Company and expires on December 31, 2008. As of September 30, 2003, the Company had approximately $70,375,000 of unused borrowings under the Senior Credit Agreement, of which approximately $26,760,000 is available for borrowing based on the ratio limitations included in the Senior Credit Agreement.

SENIOR SUBORDINATED NOTES

In April 2002, the Company issued $150 million aggregate in principal amount of its 9 1/2 percent Senior Subordinated Notes due on April 1, 2009 (the "Notes"). The Notes are unsecured senior indebtedness and are guaranteed by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries ("the Guarantors"). As of September 30, 2003, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (see Note 7), were Guarantors of the Notes. Interest on the Notes accrues from April 17, 2002, and is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2002. On or after April 1, 2006, the Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on April 1 of the years indicated below:

       YEARS                LOAN
--------------------     ----------
2006 ...............        104.750%
2007 ...............        102.375%
2008 and thereafter         100.000%


At any time prior to April 1, 2005, the Company may redeem up to 35 percent of the original aggregate principal amount of the Notes at a premium of 9 1/2 percent with the net cash of public offerings of equity, provided that at least 65 percent of the original aggregate principal amount of the Notes remains outstanding after the redemption. Upon the occurrence of specified change of control events, unless the Company has exercised its option to redeem all the Notes as described above, each holder will have the right to require the Company to repurchase all or a portion of such holder's Notes at a purchase price in cash equal to 101 percent of the aggregate principal amount of the Notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the Notes repurchased, to the applicable date of purchase. The Notes were issued under an indenture, dated as of April 17, 2002, among the Company, the Guarantors and Wells Fargo Bank Minnesota, National Association, as trustee (the "Indenture"). The Indenture limits the ability of the Company and the restricted subsidiaries to, among other things, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of certain of its subsidiaries to pay dividends or other payments to the Company, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

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

EARLY EXTINGUISHMENT OF DEBT

In conjunction with the issuance of the Notes and entering into the Senior Credit Agreement, the Company paid the then outstanding subordinated debt and credit facility. The Company recognized, during the nine months ended September 30, 2002, a charge of approximately $7.2 million relating to the write off of unamortized deferred financing costs and the difference in the debt carrying value affected by prior adjustments relating to the reverse swap previously designated as a fair value hedge. In accordance with SFAS No. 145, the Company reclassified its 2002 loss on early extinguishment of debt from its previous presentation as an extraordinary item, net of tax, to other expense and provision for income taxes, respectively. (See Note 1.)

NOTES PAYABLE TO SELLERS OF ACQUIRED BUSINESSES

In connection with the Aspen acquisition, the Company entered into a $500,000 note payable with the former owners of Aspen. If certain post-closing conditions are met, as defined in the purchase agreement, the note is payable monthly with interest payable at an annual rate of five percent.

In connection with the Earthwise acquisition, the Company entered into a $1,500,000 note payable with the former owners of Earthwise. The note is payable in three equal, annual installments beginning in October 2003. Interest is payable quarterly at an annual rate of five percent beginning October 1, 2002. The first payment was made on September 30, 2003.

DERIVATIVES AND HEDGING ACTIVITIES

On July 24, 2003, the Company entered into two interest rate swap transactions with two financial institutions to hedge the Company's exposure to changes in the fair value on $85 million of its Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on the Company's future interest payments. The significant terms of the interest rate swap contract and the underlying debt instruments are identical. The Company has designated these swap agreements as fair value hedges. The swaps have notional amounts of $50 million and $35 million and mature in April 2009 to mirror the maturity of the Notes. Under the agreements, the Company pays on a semi-annual basis (each April 1 and October 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives a fixed-rate interest of 9 1/2 percent. During the three months ended September 30, 2003, the Company recorded interest savings related to these interest rate swaps of $416,000, which served to reduce interest expense. The change in cumulative fair value of these derivative instruments resulted in the recording of a derivative asset which is included in other long-term assets, of $984,000 as of September 30, 2003. The carrying value of the Company's Notes was increased by the same amount.

On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the Retired Swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income recognized for the three and nine months ended September 30, 2003, was approximately $126,000 and $380,000, respectively.

The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. Accordingly, the Company discontinued using hedge accounting for the reverse swap agreement on April 17, 2002. From April 17, 2002, through June 25, 2002, the fair value of this fixed-to-floating reverse swap decreased by $1,700,000. This $1,700,000 mark-to-market gain was included in other income in the second quarter of 2002 financial statements. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $3,172,000 is reflected in other long-term liabilities at September 30, 2003. The gain recognized during the nine months ended September 30, 2003, related to the floating-to-fixed interest rate swap agreement was approximately $773,000, while the loss recognized related to the reverse swap agreement was approximately $853,000. The amount of the ineffectiveness of the reverse swap agreement charged to other expense was approximately $80,000 for the nine months ended September 30, 2003.

(7)     NONRECOURSE PROJECT REVENUE BONDS

                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                          2003                 2002
                                                                     ---------------      ---------------
                                                                                 (in thousands)
Maryland Energy Financing Administration Limited Obligation
  Solid Waste Disposal Revenue Bonds, 1996 series --
     Revenue bonds due 2003 to 2005 at stated interest
       rates of 5.65% to 5.85% .................................     $         7,710      $         7,710
     Term revenue bond due 2010 at stated interest rate
       of 6.30% ................................................              16,295               16,295
     Term revenue bond due 2016 at stated interest rate
       of 6.45% ................................................              22,360               22,360
                                                                     ---------------      ---------------
                                                                              46,365               46,365
California Pollution Control Financing Authority Solid
  Waste Revenue Bonds --
     Series 2002A -- Revenue bonds due 2008 to 2024
       at stated interest rates of 4.375% to 5.50% .............              19,715               19,715
     Series 2002B -- Revenue bonds due 2006 at stated
       interest rate of 4.25% ..................................               1,191                1,191
                                                                     ---------------      ---------------
                                                                              20,906               20,906
                                                                     ---------------      ---------------
Total nonrecourse project revenue bonds ........................              67,271               67,271
     Less:  Current maturities .................................              (2,430)              (2,430)
                                                                     ---------------      ---------------
     Nonrecourse project revenue bonds, net of current
       maturities ..............................................     $        64,841      $        64,841
                                                                     ===============      ===============


 Amounts recorded in other assets as restricted cash -
   debt service fund ...........................................     $         9,095      $         7,491
                                                                     ===============      ===============


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

At September 30, 2003, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $56,389,000 and restricted cash of approximately $8,942,000, of which approximately $7,381,000 is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company's request.

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

The Bonds are primarily collateralized by the pledge of certain revenues and all of the property of Sacramento Project Finance, Inc. The facility will be owned by Sacramento Project Finance, Inc. and leased to Synagro Organic Fertilizer Company of Sacramento, Inc., another wholly owned subsidiary of the Company. Synagro Organic Fertilizer Company of Sacramento, Inc. will be obligated under a lease agreement dated December 1, 2002, to pay base rent to Sacramento Project Finance, Inc. in an amount exceeding the debt service of the Bonds. The facility will be located on property owned by the Sacramento Regional County Sanitation District ("Sanitation District"). The Sanitation District will provide the principal source of revenues to Synagro Organic Fertilizer Company of Sacramento, Inc. through a service fee under a contract that has been executed.

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

At September 30, 2003, the Bonds are partially collateralized by restricted cash of approximately $16,948,000, of which approximately $1,714,000 is in a debt service fund that is established to secure certain payments and can be utilized to make the final payment at the Company's request, and the remainder is reserved for construction costs expected to be incurred after notice to proceed is received. The Company is not a guarantor of the Bonds or the loan funded by the Bonds.

Nonrecourse Project Revenue Bonds are excluded from the financial covenant calculations required by the Company's Senior Credit Facility.

(8) COMMITMENTS AND CONTINGENCIES

REGULATORY MATTERS

The Company's business activities are subject to environmental regulation under federal, state and local laws and regulations. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. The Company is required under various regulations to procure licenses and permits to conduct its operations. These licenses and permits are subject to periodic renewal without which the Company's operations could be adversely affected. There can be no assurance that regulatory requirements will not change to the extent that it would materially affect the Company's consolidated financial statements.

LITIGATION

The Company's business activities are subject to environmental regulation under federal, state and local laws and regulations. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. The Company believes that these matters will not have a material adverse effect on its business, financial condition and results of operations. However, the outcome of any particular proceeding cannot be predicted with certainty. The Company is required under various regulations to procure licenses and permits to conduct its operations. These licenses and permits are subject to periodic renewal without which its operations could be adversely affected. There can be no assurance that regulatory requirements will not change to the extent that it would materially affect the Company's consolidated financial statements.

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

The Company has sent a proposed Settlement Agreement to counsel for Riverside County, outlining its proposal to settle all pending litigation between the Company and Riverside County.

The County Board of Supervisors has instructed legal counsel for the County ("County Counsel") to work with the Company's counsel towards a settlement of the pending litigation, if possible. It is anticipated that County Counsel will review the proposed settlement agreement with the Board of Supervisors by no later than November 18, 2003, and respond to the offer soon thereafter. A trial date has been set in one of the lawsuits brought by the Company against the County for April 5, 2004, while the hearing date for the writ of mandate brought in the other lawsuit by the Company is scheduled to be heard by the court in February 2004.

Whether or not the parties reach a settlement in this matter, the site may be closed. The Company may incur additional costs related to contractual agreements, relocation and site closure, as well as the need to obtain new permits (including some from the County) at a new site. The Company has incurred approximately $653,000 of project costs in connection with a new facility, which is included in property at September 30, 2003. If the Company is unsuccessful in its efforts to either settle or prosecute the litigation, goodwill and certain assets may be impaired. Total goodwill associated with the reporting unit is approximately $20.6 million at September 30, 2003. The financial impact associated with site closure prior to the expiration of our CUP cannot be reasonably estimated at this time. Although the Company feels that its case is meritorious, the ultimate outcome of the litigation cannot be determined at this time.

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

In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $625,000 to $2,500,000 depending on future circumstances. The Company estimated its exposure at approximately $1.9 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company believes accruals of approximately $1 million as of September 30, 2003, are adequate to provide for its exposures. The final resolution of these exposures could be substantially different from the amount recorded.

DESIGN AND BUILD CONTRACT RISK

The Company participates in design and build construction operations, usually as a general contractor. Virtually all design and construction work is performed by unaffiliated subcontractors. As a consequence, the Company is dependent upon the continued availability of and satisfactory performance by these subcontractors for the design and construction of its facilities. There is no assurance that there will be sufficient availability of and satisfactory performance by these unaffiliated subcontractors. In addition, inadequate subcontractor resources and unsatisfactory performance by these subcontractors could have a material adverse effect on the Company's business, financial condition and results of operation. Further, as the general contractor, the Company is legally responsible for the performance of its contracts and, if such contracts are under-performed or nonperformed by its subcontractors, the Company could be financially responsible. Although the Company's contracts with its subcontractors provide for indemnification if its subcontractors do not satisfactorily perform their contract, there can be no assurance that such indemnification would cover the Company's financial losses in attempting to fulfill the contractual obligations.

OTHER

During the quarter ended June 30, 2003, the Company entered into a settlement agreement with one of its customers related to certain outstanding issues, including, among other things, equipment and building acceptance and warranty obligations. These obligations were assumed by the Company in connection with the Bio Gro acquisition, which closed in August 2000. These obligations were included as a liability in the opening balance sheet recorded by the Company for the Bio Gro acquisition. Under the agreement, the customer agreed to pay approximately $0.7 million for amounts due the Company, while the Company agreed to pay the customer approximately $1.4 million in exchange for the settlement of the outstanding issues, including termination of future warranty obligations. In connection with the agreement, the Company reduced its liabilities for these obligations by approximately $2.0 million. This amount was recorded as a reduction of cost of sales in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2003.

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

(9) COMPREHENSIVE LOSS

The Company's accumulated comprehensive loss at September 30, 2003, and December 31, 2002, is summarized as follows:

                                                                    SEPTEMBER 30,         DECEMBER 31,
                                                                        2003                 2002
                                                                   ---------------      ---------------
Cumulative effect of change in accounting for derivatives......    $    (2,058,208)     $    (2,058,208)
Accumulated fair value of derivatives previously
  designated as hedges ........................................         (2,200,696)          (2,200,696)
Reclassification adjustment to earnings .......................          1,957,530            1,345,506
Tax benefit of changes in fair value ..........................            875,374            1,107,090
                                                                   ---------------      ---------------
                                                                   $    (1,426,000)     $    (1,806,308)
                                                                   ===============      ===============


(10)  EARNINGS PER COMMON SHARE

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

                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                   ---------------------------   ----------------------------
                                                                       2003           2002           2003            2002
                                                                   ------------   ------------   ------------    ------------
                                                                                (in thousands except share data)
  Net income applicable to common stock:
  Net income before cumulative effect of change
     in accounting for asset retirement obligations
     and preferred stock dividends .............................   $      4,314   $      4,481   $      9,093    $      7,503
  Cumulative effect of change in accounting for
     asset retirement obligations ..............................             --             --            476              --
                                                                   ------------   ------------   ------------    ------------
  Net income before preferred stock dividends ..................          4,314          4,481          8,617           7,503
  Preferred stock dividends ....................................          2,084          1,944          6,088           5,681
                                                                   ------------   ------------   ------------    ------------
  Net income applicable to common stock ........................   $      2,230   $      2,537   $      2,529    $      1,822
                                                                   ============   ============   ============    ============

  Earnings per share:
  Basic
     Earnings per share before cumulative effect of
        change in accounting for asset retirement obligations ..   $       0.11   $       0.13   $       0.15    $       0.09

     Cumulative effect of change in accounting for
        asset retirement obligations ...........................             --             --          (0.02)             --
                                                                   ------------   ------------   ------------    ------------
     Net income per share ......................................   $       0.11   $       0.13   $       0.13    $       0.09
                                                                   ============   ============   ============    ============


  Weighted average shares outstanding for basic
        earnings per share calculation .........................     19,775,821     19,775,821     19,775,821      19,577,569

  Diluted

     Earnings per share before preferred stock
        dividends and cumulative effect of change in
        accounting for asset retirement obligations ............   $       0.08   $       0.08   $       0.15    $       0.09
     Cumulative effect of change in accounting for
        asset retirement obligations ...........................             --             --          (0.02)             --
                                                                   ------------   ------------   ------------    ------------
     Net income per share ......................................   $       0.08   $       0.08   $       0.13    $       0.09
                                                                   ============   ============   ============    ============
  Weighted average shares:
     Weighted average shares outstanding for basic
        earnings per share calculation .........................     19,775,821     19,775,821     19,775,821      19,577,569
     Effect of dilutive stock options ..........................         52,954         33,898             --              --
     Effect of convertible preferred stock under the
        "if converted" method ..................................     35,755,808     33,007,060             --              --
                                                                   ------------   ------------   ------------    ------------
     Weighted average shares outstanding for diluted
        earnings per share .....................................     55,584,583     52,816,779     19,775,821      19,577,569
                                                                   ============   ============   ============    ============


Basic and diluted EPS are the same for the nine months ended September 30, 2003 and 2002, because diluted earnings per share was less dilutive than basic earnings per share ("antidilutive"). Accordingly, 35,149,761 and 32,619,960 shares representing common stock equivalents have been excluded from the diluted earnings per share calculations for the nine months ended September 30, 2003 and 2002, respectively.

(11)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 6, as of September 30, 2003, all of the Company's subsidiaries, except the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (the "Non-Guarantor Subsidiaries"), are Guarantors of the Notes. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheet as of September 30, 2003, and December 31, 2002, has been provided. As the Non-Guarantor Subsidiaries had no operations and cash flows from December 31, 2002, through September 30, 2003, because the construction of the facility is still in progress, no condensed consolidating statements of operations or cash flows have been provided.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2003
                             (dollars in thousands)


                                                                                        NON-
                                                                       GUARANTOR      GUARANTOR
                                                         PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                      ------------    ------------   ------------   ------------    ------------
                             ASSETS

Current Assets:
  Cash and cash equivalents .......................   $         91    $         61   $         51   $         --    $        203
  Restricted cash .................................             --           2,122             --             --           2,122
  Accounts receivable, net ........................             --          64,293             --             --          64,293
  Note receivable, current portion ................             --              85             --             --              85
  Prepaid expenses and other current assets .......             --          14,894             --             --          14,894
                                                      ------------    ------------   ------------   ------------    ------------
          Total current assets ....................             91          81,455             51             --          81,597
Property, machinery & equipment, net ..............             --         208,711          2,814             --         211,525
Other Assets:
  Goodwill ........................................             --         172,492             --             --         172,492
  Investments in subsidiaries .....................         80,011              --             --        (80,011)             --
  Restricted cash - construction fund .............             --              --         15,234             --          15,234
  Restricted cash - debt service fund .............             --           7,381          1,714             --           9,095
  Other, net ......................................          7,688           5,732          2,192             --          15,612
                                                      ------------    ------------   ------------   ------------    ------------
          Total assets ............................   $     87,790    $    475,771   $     22,005   $    (80,011)   $    505,555
                                                      ============    ============   ============   ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Current portion of long-term debt ...............   $        516    $         --   $         --   $         --    $        516
  Current portion of nonrecourse project revenue
    bonds .........................................             --           2,430             --             --           2,430
  Current portion of capital lease obligations ....             --           2,349             --             --           2,349
  Accounts payable and accrued expenses ...........             --          49,985            369             --          50,354
                                                      ------------    ------------   ------------   ------------    ------------
          Total current liabilities ...............            516          54,764            369             --          55,649

Long-Term Debt:
  Long-term debt obligations, net .................        202,389              --             --             --         202,389
  Nonrecourse project revenue bonds, net ..........             --          43,935         20,906             --          64,841
  Intercompany ....................................       (271,175)        271,175             --             --              --
  Capital lease obligations, net ..................             --          11,565             --             --          11,565
                                                      ------------    ------------   ------------   ------------    ------------
     Total long-term debt .........................        (68,786)        326,675         20,906             --         278,795
Other long-term liabilities .......................          3,172          15,051             --             --          18,223
                                                      ------------    ------------   ------------   ------------    ------------

          Total liabilities .......................        (65,098)        396,490         21,275             --         352,667

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share ..................         84,178              --             --             --          84,178
Stockholders' Equity:
  Capital .........................................        109,207          38,360            730        (39,090)        109,207
  Accumulated deficit .............................        (39,071)         40,921             --        (40,921)        (39,071)
  Accumulated other comprehensive loss ............         (1,426)             --             --             --          (1,426)
                                                      ------------    ------------   ------------   ------------    ------------
          Total stockholders' equity ..............         68,710          79,281            730        (80,011)         68,710
                                                      ------------    ------------   ------------   ------------    ------------
Total liabilities and stockholders' equity ........   $     87,790    $    475,771   $     22,005   $    (80,011)   $    505,555
                                                      ============    ============   ============   ============    ============

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)


                                                                                          NON-
                                                                        GUARANTOR      GUARANTOR
                                                          PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------   ------------   ------------    ------------
                            ASSETS

Current Assets:
  Cash and cash equivalents ........................   $         81    $        158   $         --   $         --    $        239
  Restricted cash ..................................             --           1,696             --             --           1,696
  Accounts receivable, net .........................             --          54,814             --             --          54,814
  Note receivable, current portion .................             --             554             --             --             554
  Prepaid expenses and other current assets ........             --          15,399             --             --          15,399
                                                       ------------    ------------   ------------   ------------    ------------
          Total current assets .....................             81          72,621             --             --          72,702
Property, machinery & equipment, net ...............             --         213,331             --             --         213,331
Other Assets:
  Goodwill .........................................             --         168,464             --             --         168,464
  Investments in subsidiaries ......................         77,482              --             --        (77,482)             --
  Restricted cash - construction fund ..............             --              --         17,733             --          17,733
  Restricted cash - debt service fund ..............             --           5,778          1,713             --           7,491
  Other, net .......................................          6,371           5,410          1,965             --          13,746
                                                       ------------    ------------   ------------   ------------    ------------
          Total assets .............................   $     83,934    $    465,604   $     21,411   $    (77,482)   $    493,467
                                                       ============    ============   ============   ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Current portion of long-term debt ................   $      1,111    $         --   $         --   $         --    $      1,111
  Current portion of nonrecourse project revenue
    bonds ..........................................             --           2,430             --             --           2,430
  Current portion of capital lease obligations .....             --           1,280             --             --           1,280
  Accounts payable and accrued expenses ............             --          48,812             --             --          48,812
                                                       ------------    ------------   ------------   ------------    ------------
          Total current liabilities ................          1,111          52,522             --             --          53,633

Long-Term Debt:
  Long-term debt obligations, net ..................        209,225           1,526             --             --         210,751
  Nonrecourse project revenue bonds, net ...........             --          43,935         20,906             --          64,841
  Intercompany .....................................       (273,729)        273,729             --             --              --
  Capital lease obligations, net ...................             --           7,938             --             --           7,938
                                                       ------------    ------------   ------------   ------------    ------------
     Total long-term debt ..........................        (64,504)        327,128         20,906             --         283,530
Other long-term liabilities ........................          3,437           8,976             --             --          12,413
                                                       ------------    ------------   ------------   ------------    ------------

          Total liabilities ........................        (59,956)        388,626         20,906             --         349,576

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share ...................         78,090              --             --             --          78,090
Stockholders' Equity:
  Capital ..........................................        109,207          38,585            505        (39,090)        109,207
  Accumulated deficit ..............................        (41,600)         38,392             --        (38,392)        (41,600)
  Accumulated other comprehensive loss .............         (1,806)             --             --             --          (1,806)
                                                       ------------    ------------   ------------   ------------    ------------
          Total stockholders' equity ...............         65,801          76,977            505        (77,482)         65,801
                                                       ------------    ------------   ------------   ------------    ------------
Total liabilities and stockholders' equity .........   $     83,935    $    465,603   $     21,411   $    (77,482)   $    493,467
                                                       ============    ============   ============   ============    ============


(12)  LEASE TRANSACTIONS

During the second quarter of 2003, the Company entered into five sale/leaseback transactions related to transportation and operating equipment. The Company received approximately $14,100,000 in net proceeds and deferred gains of approximately $3,900,000 on the sales that are being recognized over the terms of the related leases. Four of these leases are classified as capital leases and have lease terms of five to six years with interest rates from 4.95 percent to
5.79 percent. The net book value of the equipment related to these capital leases is approximately $4,592,000 as of September 30, 2003. The other lease is classified as an operating lease with a term of two years. In connection with this operating lease, the Company has guaranteed the residual value of the leased equipment at approximately $6,442,000 with an estimated fair value of the residual value guarantee of approximately $532,000. The Company has recorded the fair value as a current liability with the offset to current assets.

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

BACKGROUND

The Company generates substantially all of its revenue by providing water and wastewater residuals management services to municipal and industrial customers. The Company provides its customers with complete, vertically integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application. The Company currently serves more than 1,000 customers in 35 states and the District of Columbia. The Company's contracts typically have inflation price adjustments, renewal clauses and broad force majeure provisions. In 2002, the Company experienced a contract retention rate (both renewals and rebids) of approximately 87 percent.

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

HISTORICAL RESULTS OF OPERATIONS

                                      THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                 ------------------------------------------    ------------------------------------------
                                         2003                  2002                   2003                   2002
                                 -------------------    -------------------    -------------------    -------------------
                                                                      (in thousands)
Revenue ......................   $ 79,634      100.0%   $ 74,712      100.0%   $218,503      100.0%   $201,027      100.0%
Cost of services .............     60,974       76.6%     55,286       74.0%    167,862       76.8%    148,543       73.9%
                                 --------   --------    --------   --------    --------   --------    --------   --------
Gross profit .................     18,660       23.4%     19,426       26.0%     50,641       23.2%     52,484       26.1%

Selling, general and
  administrative
  expenses ...................      6,044        7.6%      6,098        8.2%     18,274        8.4%     17,532        8.7%
                                 --------   --------    --------   --------    --------   --------    --------   --------
  Income from
    operations ...............     12,616       15.8%     13,328       17.8%     32,367       14.8%     34,952       17.4%
                                 --------   --------    --------   --------    --------   --------    --------   --------
Other expense:
  Interest expense, net ......      5,566        7.0%      5,970        8.0%     17,622        8.1%     17,321        8.6%
  Other expense,
    net ......................         92        0.1%        131        0.1%         78        0.0%      5,531        2.8%
                                 --------   --------    --------   --------    --------   --------    --------   --------

    Total other expense,
      net ....................      5,658        7.1%      6,101        8.1%     17,700        8.1%     22,852       11.4%
                                 --------   --------    --------   --------    --------   --------    --------   --------
Income before
  provision for
  income taxes ...............      6,958        8.7%      7,227        9.7%     14,667        6.7%     12,100        6.0%

  Provision for
    income taxes .............      2,644        3.3%      2,746        3.7%      5,574        2.5%      4,597        2.3%
                                 --------   --------    --------   --------    --------   --------    --------   --------
Net income before
  cumulative effect of
  change in accounting for
  asset retirement
  obligations and preferred
  stock Dividends ............      4,314        5.4%      4,481        6.0%      9,093        4.2%      7,503        3.7%
Cumulative effect of
  change in accounting
  for asset retirement
  obligations, net of
  tax benefit ................         --        0.0%         --        0.0%        476        0.2%         --        0.0%
                                 --------   --------    --------   --------    --------   --------    --------   --------
Net income before
  preferred stock
  dividends ..................      4,314        5.4%      4,481        6.0%      8,617        4.0%      7,503        3.7%
                                            ========               ========               ========               ========
Preferred stock dividends ....      2,084                  1,944                  6,088                  5,681
                                 --------               --------               --------               --------
Net income applicable to
  common stock ...............   $  2,230               $  2,537               $  2,529               $  1,822
                                 ========               ========               ========               ========


For the quarter ended September 30, 2003, revenue was approximately $79,634,000 compared to approximately $74,712,000 for the quarter ended September 30, 2002, representing an increase of approximately $4,922,000, or 6.6 percent. Approximately $2,006,000 of the increase, or 2.6 percent of sales, relates to acquisitions; approximately $7,962,000, or 10.0 percent of sales, relates to increases in contract work partially offset by a decrease of approximately $3,467,000, or 4.4 percent of sales, for design/build revenue and a decrease in purchase order revenue. The design/build revenue decline relates to a delay in receiving certain approvals to commence construction on the Honolulu contract. For the nine months ended September 30, 2003, net sales were approximately $218,503,000 compared to approximately $201,027,000 for the nine months ended September 30, 2002, representing an increase of approximately $17,476,000, or
8.7 percent. Approximately $5,560,000 of the sales increase, or 2.7 percent of sales, relates to acquisitions; approximately $20,894,000, or 9.6 percent of sales, relates to increases in contract work partially offset by a decrease of approximately $4,708,000, or 2.3 percent of sales, for design/build revenue related to the Honolulu contract and a decrease in purchase order revenue.

Cost of services and gross profit for the quarter ended September 30, 2003, were approximately $60,974,000 and approximately $18,660,000, respectively, compared with approximately $55,286,000 and approximately $19,426,000, respectively, for the quarter ended September 30, 2002, resulting in gross profit as a percentage of sales of approximately 23.4 percent in 2003 and 26 percent in 2002. The decrease in gross profit for the quarter is due primarily to lost margins on volume lost to inclement weather (approximately $420,000), higher-than-expected handling, storage and disposal costs associated with inclement weather (approximately $687,000), additional depreciation on assets placed in service (approximately $400,000), along with cost overruns on certain one-time event projects and an increase in lower-margin-product sales. Cost of services and gross profit for the nine months ended September 30, 2003, were approximately $167,862,000 and approximately $50,641,000, respectively, compared with approximately $148,543,000 and approximately $52,484,000, respectively, for the nine months ended September 30, 2002, resulting in gross profit as a percentage of sales of approximately 23.2 percent in 2003 compared to approximately 26.1 percent in 2002. The decrease in gross profit for the nine months ended September 30, 2003, is primarily due to lost margins on volume lost to inclement weather (approximately $2,628,000), higher-than-expected handling, storage and disposal costs associated with inclement weather (approximately $3,345,000), additional depreciation on assets placed in service (approximately $1,700,000), along with cost overruns on certain one-time event projects, partially offset by a positive settlement of a warranty obligation (approximately $2,000,000).

Selling, general and administrative expenses were approximately $6,044,000, or
7.6 percent of sales, for the quarter ended September 30, 2003, compared to approximately $6,098,000, or 8.2 percent of sales, for the quarter ended September 30, 2002. Selling, general and administrative expenses were approximately $18,274,000, or 8.4 percent of sales, for the nine months ended September 30, 2003, compared to approximately $17,532,000, or 8.7 percent of sales, for the nine months ended September 30, 2002. The decrease as a percentage of sales relates to leverage of certain fixed administrative costs.

As a result of the foregoing, income from operations for the quarter ended September 30, 2003, was approximately $12,616,000, or 15.8 percent of sales, compared to approximately $13,328,000, or 17.8 percent of sales, for the quarter ended September 30, 2002. Income from operations for the nine months ended September 30, 2003, was approximately $32,367,000, or 14.8 percent of sales, compared to approximately $34,952,000, or 17.4 percent of sales, for the nine months ended September 30, 2002.

Other expense, net, was approximately $5,658,000 for the quarter ended September 30, 2003, compared to approximately $6,101,000 for the quarter ended September 30, 2002, representing a decrease in expense of approximately $443,000. The decrease relates to lower interest expense due to swaps entered into during the quarter and lower borrowings due to additional debt payments partially offset by additional borrowings associated with the acquisitions. Other expense, net, for the nine months ended September 30, 2003, was approximately $17,700,000 compared to approximately $22,852,000 for the nine months ended September 30, 2002, representing a decrease of approximately $5,152,000. The decrease relates primarily to the 2002 write off of deferred debt costs related to the refinancing of debt (approximately $7,240,000) and additional interest expense due to additional borrowings to fund acquisitions partially offset by a gain associated with an offset swap arrangement entered into in 2002 (approximately $1,700,000). There were no such swap arrangements in 2003.

The Company recorded a provision for income taxes of approximately $2,644,000 for the three months ended September 30, 2003, compared to approximately $2,746,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the Company recorded a provision for income taxes of $5,574,000 compared to $4,597,000 for the nine months ended September 30, 2002. The Company's effective tax rate is 38 percent of net income before provision for income taxes. The Company's 2003 tax provision is principally a deferred provision that will not significantly impact future cash flow since the Company has significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.

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

During the quarter ended June 30, 2003, the Company entered into a settlement agreement with one of its customers related to certain outstanding issues including, among other things, equipment and building acceptance and warranty obligations. These obligations were assumed by the Company in connection with the Bio Gro acquisition, which closed in August 2000. These obligations were included as a liability in the opening balance sheet recorded by the Company for the Bio Gro acquisition. Under the agreement, the customer agreed to pay approximately $700,000 for amounts due the Company, while the Company agreed to pay the customer approximately $1,400,000 in exchange for the settlement of the outstanding issues, including termination of future warranty obligations. In connection with the agreement, the Company reduced its liabilities for these obligations by approximately $2,000,000. This amount was recorded as a reduction of cost of sales in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2003.

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

HISTORICAL CASH FLOWS

Cash Flows from Operating Activities -- For the nine months ended September 30, 2003, cash flows from operating activities were approximately $15,814,000 compared to approximately $21,646,000 for the same period in 2002, a decrease of approximately $5,832,000, or 27 percent. The decrease primarily relates to the reduction in income from operations of $2,600,000, a $2,000,000 reduction in accrued expenses associated with the settlement of a warranty claim in the second quarter of 2003, and an increase in receivables relating to additional revenues.

Cash Flows from Investing Activities -- For the nine months ended September 30, 2003, cash flows used by investing activities were approximately $3,397,000 compared to approximately $15,907,000 for the same period in 2002. This decrease is due primarily to $14,219,000 of proceeds from asset sales offset by purchases of $2,787,000 funded from restricted cash.

Cash Flows from Financing Activities -- For the nine months ended September 30, 2003, cash flows used in financing activities were approximately $12,453,000 compared to approximately $5,356,000 for the same period in 2002, an increase of approximately $7,097,000. The increase primarily relates additional payments on outstanding debt in 2003 compared to 2002, and payments in 2002 associated with the refinancing of debt (discussed below).

CAPITAL EXPENDITURE REQUIREMENTS

Capital expenditures for the nine months ended September 30, 2003, totaled approximately $13,921,000 (including $2,787,000 to fund construction of the Sacramento biosolids processing facility) compared to approximately $10,741,000 in the same period of 2002. The Company's ongoing capital expenditures program consists of expenditures for replacement equipment, betterments, and growth. The Company expects its capital expenditures for 2003 to be approximately $14 million to $15 million, which excludes spending to fund the construction of the Sacramento biosolids processing facility discussed below.

DEBT SERVICE REQUIREMENTS

In May 2003, the Company incurred indebtedness of $500,000 in connection with the Aspen Resources acquisition. If certain post-closing conditions are met, as defined in the purchase agreement, the note to the former owners is payable monthly at an annual interest rate of five percent.

In August 2002, the Company incurred indebtedness of approximately $1,500,000 in connection with the Earthwise acquisition. Terms of the note issued in connection with the acquisition require three annual, equal installments beginning October 2003. Interest of five percent per annum is payable quarterly beginning October 1, 2002. The first payment was made on September 30, 2003.

In May 2002, the Company entered into a new $150 million senior credit facility that provides for a $70 million funded term loan and up to a $50 million revolver, with the ability to increase the total commitment to $150 million. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the private placement of the Company's 9 1/2 percent Senior Subordinated Notes due 2009. This new facility is secured by substantially all of the Company's assets and those of its subsidiaries (other than assets securing nonrecourse debt) and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and sale of assets. The new senior credit agreement contains standard covenants, including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. During May 2003, the Company amended its credit facility to increase the revolving loan commitment to approximately $95 million. Requirements for mandatory debt payments from excess cash flows, as defined, are unchanged in the new credit facility.

In April 2002, the Company completed the private placement of $150 million aggregate in principal amount of its 9 1/2 percent Senior Subordinated Notes due 2009 and used the proceeds to pay down approximately $92 million of senior bank debt and to pay off approximately $53 million of 12 percent subordinated debt. In September 2002, the Company exchanged all of its outstanding unregistered
9 1/2 percent Senior Subordinated Notes due 2009 for registered 9 1/2 percent Senior Subordinated Notes due 2009, with substantially identical terms.

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

During the second quarter of 2003, the Company entered into five sale/leaseback transactions to purchase transportation and operating equipment. Four of these leases are classified as capital leases and have lease terms of five to six years with interest rates from 4.95 percent to 5.79 percent. The net book value of the equipment related to these capital leases totaled $4,592,000 as of September 30, 2003. The other lease is classified as an operating lease and has a term of two years. Additionally, the Company has guaranteed a maximum lease risk amount to the lessor. The Company has recorded a guaranty liability of approximately $532,000 relative to this guaranty.

SERIES D REDEEMABLE PREFERRED STOCK

The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, the Company issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock or any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock excluding accrued dividends were converted at September 30, 2003, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,254.462 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock excluding accrued dividends were converted at September 30, 2003, they would represent 17,903,475 shares of common stock.

The future issuance of Series D and Series E Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value of the Company's common stock is higher than the conversion price at date of issuance.

INTEREST RATE RISK

Total debt at September 30, 2003, included approximately $50,401,000 in floating rate debt attributed to the Senior Credit Agreement at a base interest rate plus
2.5 percent, or approximately 4.29 percent. As a result, the Company's interest cost in 2003 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $90,000.

WORKING CAPITAL

At September 30, 2003, the Company had working capital of approximately $25,948,000 compared to approximately $19,069,000 at December 31, 2002, an increase of approximately $6,879,000. The increase in working capital is principally due to an increase in accounts receivable due to increased sales.

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

The Company regularly incurs costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. The Company has recorded $13,392,000 in property and long-term assets related to these activities at September 30, 2003, compared to $9,655,000 at December 31, 2002. The Company routinely reviews the status of each of these projects to determine if these costs are realizable. If the Company is unsuccessful in obtaining the required permits, government approvals, or fulfilling the contract requirements, these costs will be expensed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES AND HEDGING ACTIVITIES

On July 24, 2003, the Company entered into two interest rate swap transactions with two financial institutions to hedge the Company's exposure to changes in the fair value on $85 million of its Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on the Company's future interest payments. The significant terms of the interest rate swap contract and the underlying debt instruments are identical. The Company has designated these swap agreements as fair value hedges. The swaps have notional amounts of $50 million and $35 million and mature in April 2009 to mirror the maturity of the Notes. Under the agreements, the Company pays on a semi-annual basis (each April 1 and October 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives a fixed-rate interest of 9 1/2 percent. During the three months ended September 30, 2003, the Company recorded interest savings related to these interest rate swaps of $416,000, which served to reduce interest expense. The change in cumulative fair value of these derivative instruments resulted in the recording of a derivative asset which is included in other long-term assets, of $984,000 as of September 30, 2003. The carrying value of the Company's Notes was increased by the same amount.

On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the Retired Swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income recognized for the three and nine months ended September 30, 2003, was approximately $126,000 and $380,000, respectively.

The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. Accordingly, the Company discontinued using hedge accounting for the reverse swap agreement on April 17, 2002. From April 17, 2002, through June 25, 2002, the fair value of this fixed-to-floating reverse swap decreased by $1,700,000. This $1,700,000 mark-to-market gain was included in other income in the second quarter of 2002 financial statements. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $3,172,000 is reflected in other long-term liabilities at September 30, 2003. The gain recognized during the nine months ended September 30, 2003, related to the floating-to-fixed interest rate swap agreement was approximately $773,000, while the loss recognized related to the reverse swap agreement was approximately $853,000. The amount of the ineffectiveness of the reverse swap agreement charged to other expense was approximately $80,000 for the nine months ended September 30, 2003.

INTEREST RATE RISK

Total debt at September 30, 2003, included approximately $50,401,000 in floating rate debt attributed to the Senior Credit Agreement at a base interest rate plus
2.5 percent, or approximately 4.29 percent. As a result, the Company's interest cost in 2003 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate would be approximately $90,000.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

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

    Current report on Form 8-K filed on September 9, 2003, announcing Robert C. Boucher, Jr. named as Synagro Chief Executive Officer.

    Current report on Form 8-K filed on November 6, 2003, announcing the Company's third quarter earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SYNAGRO TECHNOLOGIES, INC.

Date:    November 13, 2003                By:  /s/ Robert C. Boucher, Jr.
                                               ---------------------------------
                                               Chief Executive Officer

Date:    November 13, 2003                By:  /s/ J. Paul Withrow
                                               ---------------------------------
                                               Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------
31.1              Certification of Chief Executive Officer

31.2              Certification of Chief Financial Officer

32.1              Section 1350 Certification of Chief Executive Officer

32.2              Section 1350 Certification of Chief Financial Officer