Form 10-K
period 2003-12-31
SYNAGRO TECHNOLOGIES INC
filed 2004-03-30
CIK 895565

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

|| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ||.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ||

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act of 1934 Rule 12b-2).Yes || No |X|.

      The aggregate market value of the 18,440,140 shares of the Registrant's common stock held by nonaffiliates of the Registrant was $46,653,554 on June 30, 2003, based on the $2.53 last sale price of the Registrant's common stock on the Nasdaq Small Cap Market on that date.

      As of March 29, 2004, 19,775,821 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The Proxy Statement for the 2004 Annual Meeting of Stockholders of the Registrant (Sections entitled "Election of Directors," "Management Stockholdings," "Principal Stockholders," "Executive Compensation," "Option Exercises and Year End Values," "Employment Agreements," "Equity Compensation Plans," "Compensation Committee Report," "Common Stock Performance Graph" and "Certain Transactions") is incorporated by reference in Part III of this Report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

      We are including the following cautionary statements to secure the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for all forward-looking statements made by us in this Annual Report on Form 10-K. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or trends, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. In addition, from time to time, we (or our representatives) may make forward-looking statements of this nature in our annual report to shareholders, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases or in oral or written presentations to shareholders, securities analysts, members of the financial press or others. All such forward-looking statements, whether written or oral, and whether made by or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the forward-looking statements speak only of the Company's views as of the date the statement was made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date thereof. Forward-looking statements involve risks and uncertainties which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. We believe that all forward-looking statements made by us have a reasonable basis, but there can be no assurance that management's expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Factors that could cause actual results to differ materially are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Which May Affect Future Results."

RESTATEMENT OF 2002 AND 2001 FINANCIAL STATEMENTS

      In our financial statements for the years ended December 31, 2002 and 2001, we deducted our preferred stock dividends related to our redeemable preferred stock from our accumulated deficit in our consolidated balance sheets and our consolidated statements of stockholders' equity. We recently became aware that Securities and Exchange Commission ("SEC") rules require that when a company has an accumulated deficit, preferred stock dividends should be deducted from additional paid in capital. Therefore, we have revised our financial statements to deduct preferred stock dividends previously charged to accumulated deficit from additional paid in capital. This revision has no impact on our total consolidated stockholders' equity. The revision also had no effect on our consolidated statements of operations or statements of cash flows for 2002 or 2001.

      This table recaps the adjustments related to the revision of our preferred stock dividends for the periods presented (in thousands):

                                           AS                                      AS
                                        REPORTED            REVISION            REVISED
                                        --------        ----------------        --------
Balance January 1, 2001
  Additional paid-in capital            $109,086            $ (3,938)           $105,148
  Accumulated deficit                   $(55,560)           $  3,938            $(51,622)

Balance December 31, 2001
  Additional paid-in capital            $109,168            $(11,186)           $ 97,982
  Accumulated deficit                   $(45,005)           $ 11,186            $(33,819)

Balance December 31, 2002
  Additional paid-in capital            $109,167            $(18,845)           $ 90,322
  Accumulated deficit                   $(41,600)           $ 18,845            $(22,755)

      Our financial statements for the year ended December 31, 2001, were audited by Arthur Andersen LLP, who issued an unqualified opinion on our 2001 financial statements. Since Arthur Andersen has ceased operations, they are no longer available to audit the revised reporting of the preferred stock dividends and re-issue their audit report. As we were unable to have the adjustments pertaining to our 2001 financial statements audited by our filing deadline, the Arthur Andersen unqualified opinion has been removed and our 2001 financial statements and related note disclosures contained herein are unaudited and are labeled as such. As a result, this Annual Report on Form 10-K does not completely satisfy the financial statement requirements of Regulation S-X.

      Since we are unable to file three years of audited financial information in this Annual Report on Form 10-K as required under Rules 3-01 and 3-02 of Regulation S-X, our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") will not be in full compliance with the requirements of the Exchange Act. As a result, the effectiveness of our Registration Statement on Form S-8 (No. 333-64999) will be suspended, and we will be unable to issue shares under our stock option plans and agreements. In addition, we will not be in compliance with Item 13(a) (1) of Schedule 14A under the Exchange Act in connection with our solicitation of proxies for our 2004 annual meeting of shareholders. During any period when we are not current with our SEC reports, neither our affiliates nor any person that purchased shares from us in a private offering during the preceding two years will be able to sell their shares in public markets pursuant to Rule 144 under the Securities Act of 1933.

      Because of the recent identification of this issue, it was impracticable to complete a re-audit of our 2001 financial statements by our filing deadline. While the consolidated financial statements for 2001 are unaudited, they include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for that year. The consolidated financial statements for the fiscal years ended 2003 and 2002 have been audited by PricewaterhouseCoopers LLP.

BUSINESS OVERVIEW

      We are a national water and wastewater residuals management company serving more than 1,000 municipal and industrial wastewater treatment accounts and have operations in 37 states and the District of Columbia. We offer many services that focus on the beneficial reuse of organic nonhazardous residuals resulting from the wastewater treatment process. We believe that the services we offer are compelling to our customers because they allow our customers to avoid the significant capital and operating costs that they would have to incur if they internally managed their wastewater residuals.

      We provide a broad range of services, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application. We currently operate five heat-drying facilities, five composting facilities, three incineration facilities, 26 permanent and 44 mobile dewatering units, and service over 200 small wastewater treatment plants (ranging from 500 gallons per day to 500,000 gallons per day).

      Approximately 83 percent of our 2003 revenue was generated through more than 630 contracts that range from one to twenty-five years in length. These contracts have an estimated remaining contract value, which we call backlog, of approximately $1.9 billion, which represents more than six times our 2003 revenue (see "Backlog" for a more detailed discussion). Our backlog assumes the renewal of contracts in accordance with their renewal provisions. In general, our contracts contain provisions for inflation-related annual price increases, renewal provisions, and broad force majeure clauses. Our top ten customers and facilities have an average of ten years remaining on their current contracts, including renewal options. In 2003, we experienced a contract retention rate (both renewals and rebids) of approximately 86 percent.

      We benefit from significant customer diversification, with our single largest customer accounting for 17 percent of our 2003 annual revenues, and our top ten customers accounting for approximately 37 percent of our 2003 revenues. For the year ended December 31, 2003, our municipal and industrial customers accounted for approximately 86 percent and 7 percent, respectively, of our revenues.

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

MARKET GROWTH

      We believe the estimated $11.6 billion wastewater residuals industry will continue to grow at four to five percent annually over the next decade. The growth in the underlying volumes of wastewater residuals generated by the municipal and industrial markets is driven by a number of factors. These factors include:

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

COMPETITIVE STRENGTHS

      We believe that we benefit from the following competitive strengths:

BROAD SERVICE OFFERING

      We provide our customers with complete, vertically integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application. Advantages to our customers include:

            Significant Land Base. We have a large land base available for the land application of wastewater residuals. We currently maintain permits and registration or licensing agreements on more than 950,000 acres of land in 27 states. We feel that this land base provides us with an important advantage when bidding new work and retaining existing business.

            Large Range of Processing Capabilities and Product Marketing Experience. We are one of the most experienced firms in treating wastewater residuals to meet the EPA's Class A standards. We have numerous capabilities to achieve Class A standards, and we currently operate five heat-drying facilities and five composting facilities. In addition, we are the leader in marketing Class A biosolids either generated by us or by others. In 2003, we marketed over one-half of the heat-dried pellets produced in the United States, produced either by us or by municipally owned facilities.

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

            Knowledgeable Sales Force. We have a sales force dedicated to the wastewater residuals market. We market our services via a multi-tiered sales force, utilizing a combination of business developers, engineering support staff, and seasoned operations directors. This group of individuals is responsible for maintaining our existing business and identifying new wastewater residuals management opportunities. On average, these individuals have in excess of ten years of industry experience. We believe that their unique knowledge and longstanding customer relationships gives us a competitive advantage in identifying and successfully securing new business.

            Bonding Capacity. Commercial, federal, state and municipal projects often require operators to post performance and, in some cases, payment bonds at the execution of a contract. The amount of bonding capacity offered by sureties is a function of financial health of the company requesting the bonding. Operators without adequate bonding may be ineligible to bid or negotiate on many projects. We have strong bonding relationships with large national sureties. As of March 26, 2004, we had a bonding capacity of approximately $172 million with approximately $117 million utilized as of that date. We believe the existing capacity is sufficient to meet bonding needs for the foreseeable future. To date, no payments have been made by any bonding company for bonds issued on our behalf.

            Financial Stability. With assets of $492 million and total capitalization of $427 million as of December 31, 2003, we believe we have a degree of financial stability greater than our local and regional competitors, which makes us an attractive, long-term partner for municipal and industrial customers.

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

            Expanding Services to Existing Customers. We have the opportunity to provide many of our existing customers with additional services as part of a complete residuals management program. We endeavor to educate these existing customers about the benefits of a complete residuals management solution and offer other services where the value is compelling. These opportunities may provide us with long-term contracts, increased barriers to entry, and better relationships with our customers. For example, we have made a concerted effort to provide in-plant dewatering services to our customers because we believe we can typically provide this necessary service below the customer's internal operating costs. As a result, we now operate more than 44 mobile and 26 permanent dewatering facilities throughout the United States.

IMPROVE MARGINS

      We actively work to improve our margins by increasing revenues while leveraging our operating infrastructure in the field and our corporate overhead. This strategy encompasses increasing revenues by providing additional services to our existing customer base, targeting new work in specific market segments that have historically generated the highest returns for us and prospective marketing initiatives with both industrial and municipal clients to strategically position us for success in securing new business. Additionally, we will increase our efforts in contract administration and renegotiation to pass costs to the customer that were not anticipated in our arrangement with the customer.

SELECTIVELY SEEK COMPLEMENTARY ACQUISITIONS

            We selectively seek strategic opportunities to acquire businesses that profitably expand our service offerings, increase our geographic coverage, or increase our customer base. We believe our strategic acquisitions enable us to gain new industry residuals expertise and efficiencies in our existing operations.

SERVICES AND OPERATIONS

            Today, generators of municipal and industrial residuals must provide sound environmental management practices with limited economic resources. For help with these challenges, municipal and industrial generators throughout the United States have turned to us for solutions.

            We partner with our clients to develop cost-effective, environmentally sound solutions to their residuals processing and beneficial use requirements. We provide the flexibility and comprehensive services that generators need, with negotiated pricing, regulatory compliance, and operational performance. We work with our clients to find innovative and cost effective solutions to their wastewater residuals management challenges. In addition, because we do not manufacture equipment, we are able to provide unbiased solutions to our customers' needs. We provide our customers with complete, vertically integrated services and capabilities, including design/build services, facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application.

              [WASTEWATER RESIDUALS SERVICES ORGANIZATIONAL CHART]

      1. Design and Build Services. We designed, built, and operate five heat-drying and pelletization facilities and five composting facilities. We currently have two new drying facilities under permit and construction that we will operate when they are completed. We operate three incineration facilities, two of which we significantly upgraded and one that we built. Lastly, we have designed, built, and operate over 20 biosolids dewatering facilities. All of our facility design, construction and operating experience is with biosolids projects.

      2. Facility Operations. Our facility operations and maintenance group provides contract operations to customers that desire to outsource the overall management of their wastewater treatment facilities. Our operations and maintenance personnel are experienced in many different types of treatment processes. Our staff members have operated wastewater treatment plants ranging in size from 127 million gallons per day down to facilities that serve individual homes. They have managed processes including activated sludge, rotating biological contactors, membrane separation, biological nutrient removal and chemical precipitation. Our maintenance staff provides maintenance and repair services to municipal and industrial wastewater treatment systems, including automated instrumentation and controls. Our certified laboratories provide analytical data that our customers need for regulatory compliance monitoring. We currently service over 200 small wastewater treatment plants (ranging from 500 gallons per day to over 500,000 gallons per day).

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

      This information is used in two ways. First and foremost, it provides a database for regulatory reporting and provides the information required for monthly and annual technical reports that are sent to the EPA and state regulatory agencies. Second, information entered into RMS is used as an important part of the invoicing process. This check and balance system provides a link between our operational, technical and billing departments to ensure correct invoicing and regulatory compliance.

      RMS is a tool that gives our clients timely access to information regarding their wastewater residuals management program. We continue to dedicate resources to the continuous improvement of RMS. We believe that our regulatory compliance and reporting capabilities provide us with a competitive advantage when presented to the municipal and industrial wastewater generators.

      5. Dewatering. We provide residuals dewatering services for wastewater treatment facilities on either a permanent, temporary or emergency basis. These services include design, procurement, and operations. We provide the staffing to operate and maintain these facilities to ensure satisfactory operation and regulatory compliance of the residuals management program. We currently operate 26 permanent facilities and 44 mobile dewatering units.

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

      7. Composting. For composting projects, we provide a comprehensive range of technologies, operations services and end product marketing through our various divisions and regional offices. All of our composting alternatives provide high-quality Class A products that we market to landscapers, nurseries, farms and fertilizer companies through our Organic Product Marketing Group ("OPMG") described below. In some cases, fertilizer companies package the product and resell it for home consumer use. We utilize three different types of composting methodologies: aerated static pile, in-vessel, and open windrow. When a totally enclosed facility is not required, aerated static pile composting offers economic advantages. In-vessel composting uses an automated, enclosed system that mechanically agitates and aerates blended organic materials in concrete bays. We also offer the windrow method of composting to clients with favorable climatic conditions. In areas with a hot and dry climate, the windrow method lends itself to the efficient evaporation of excess water from dewatered residuals. This makes it possible to minimize or eliminate any need for bulking agents other than recycled compost. We currently operate five composting facilities.

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

      We built and currently operate five drying and pelletization facilities with municipalities, including one in Pinellas County, Florida, two in Baltimore, Maryland, one in New York, New York, and one in Hagerstown, Maryland. We are currently in the permitting and construction phases of two drying and pelletization facilities for Honolulu, Hawaii, and Sacramento, California, which we will operate when the facilities are completed.

      9. Product Marketing. In 1992, we formed the OPMG to market composted and pelletized biosolids from our own facilities as well as municipally owned facilities. OPMG currently markets in excess of 880,000 cubic yards of compost and 169,000 tons of pelletized biosolids annually. OPMG markets a majority of its biosolids products under the trade names Granulite(TM) and AllGro(TM). Based on our experience, OPMG is capable of marketing biosolids products to the highest paying markets. We are the leader in marketing end-use wastewater residuals products, such as compost and heat-dried pellets used for fertilizers, and, in 2003, we marketed approximately 56 percent of the heat-dried pellets produced in the United States.

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

      12. Land Application. The beneficial reuse of municipal and industrial biosolids through land application has been successfully performed in the United States for more than 100 years. Direct agricultural land application has the proven benefits of fertilization and organic matter addition to the soil. Agricultural communities throughout the country are well acquainted with the practice of land application of biosolids and have first hand experience with the associated agricultural and environmental benefits. Currently, we recycle Class B biosolids through agricultural land application programs in 27 states. Our revenues from land application services are the highest among our service offerings.

CONTRACTS

      Approximately 83 percent of our 2003 revenue was generated through more than 630 contracts with original terms that range from one to twenty-five years in length. These contracts have a backlog of approximately $1.9 billion, of which we estimate approximately $203 million will be realized in 2004. Our December 31, 2003, backlog represents more than six times our 2003 revenue. In general, our contracts contain provisions for inflation-related annual price increases, renewal provisions, and broad force majeure clauses. Our top ten customers have an average of ten years remaining on their current contracts, including renewal options. In addition, we experienced a contract retention rate of approximately 86 percent in 2003 (see "Backlog" for a more detailed discussion).

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

      Our largest contract is with the New York Department of Environmental Protection. The contract relates to the New York Organic Fertilizer Company dryer and pelletizer facility and was assumed in connection with the Bio Gro acquisition in 2000. The contract provides for the removal, transport and processing of wastewater residuals into Class A product that is transported, marketed and sold to the fertilizer industry for beneficial reuse. The contract has a term of 15 years and expires in June 2013. The contract includes provisions relating to the allocation of risk, insurance, certification of the material, force majeure conditions, change of law situations, frequency of collection, pricing, form and extent treatment, and documentation for tracking purposes. In addition, the contract includes a provision that allows for the New York Department of Environmental Protection to terminate the contract.

BACKLOG

      At December 31, 2003, our estimated remaining contract value, which we call backlog, was approximately $1.9 billion. In determining backlog, we calculate the expected payments remaining under the current terms of our contracts, assuming the renewal of contracts in accordance with their renewal provisions, no increase in the level of services during the remaining term, and estimated adjustments for changes in the consumer price index for contracts that contain price indexing. However, on the same basis, except assuming the renewal provisions are not exercised, we estimate our backlog at December 31, 2003, would have been approximately $1.3 billion. These estimates are based on our operating experience, and we believe them to be reasonable. However, there can be no assurance that our backlog will be realized as contract revenue or earnings.

SALES AND MARKETING

      We have a sales and marketing group that has developed and implemented a comprehensive internal growth strategy to expand our business by providing services for new customers who currently perform their own wastewater residuals management and by increasing the range of services that our existing customers outsource to us.

      In addition, to maintain our existing market base, we endeavor to achieve a 100 percent renewal rate on expiring service contracts. For 2003, we achieved a renewal rate of approximately 86 percent. We believe that the ability to renew existing contracts is a direct indication of the level of customer satisfaction with our operations. Although we value our current customer base, our focus is to increase revenues that generate long-term, stable income at acceptable margins rather than simply increasing market share.

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

ACQUISITIONS HISTORY

      In May 2003, we purchased Aspen Resources, Inc. ("Aspen"). The purchase of Aspen provides us with added expertise in the management of pulp and paper organic residuals. Historically, acquisitions have been an important part of our growth strategy. We completed 19 acquisitions from 1998 through 2003, highlighted by our acquisition in August 2000 of Waste Management's Bio Gro Division. Bio Gro had been the one of the largest providers of wastewater residuals management services in the United States, with 1999 annual revenues of $118 million. Bio Gro provided wastewater residuals management services in 24 states and was the market leader in thermal drying and pelletization. Other acquisitions from 1998 to the present include the following:

      COMPANY                                                DATE ACQUIRED        U.S. MARKET SERVED      CAPABILITIES ACQUIRED
      -------                                                -------------        ------------------      ---------------------
      A&J Cartage, Inc. ...............................      June 1998            Midwest                 Land Application
      Recyc, Inc. .....................................      July 1998            West                    Composting
      Environmental Waste Recycling, Inc. .............      November 1998        Southeast               Land Application
      National Resource Recovery, Inc. ................      March 1999           Midwest                 Land Application
      Anti-Pollution Associates .......................      April 1999           Florida Keys            Facility Operations
      D&D Pumping, Inc. ...............................      April 1999           Florida Keys            Land Application
      Vital Cycle, Inc. ...............................      April 1999           Southwest               Product Marketing
      AMSCO, Inc. .....................................      May 1999             Southeast               Land Application
      Residual Technologies, LP .......................      January 2000         Northeast               Incineration
      Davis Water Analysis, Inc. ......................      February 2000        Florida Keys            Facility Operations
      AKH Water Management, Inc. ......................      February 2000        Florida Keys            Facility Operations
      Ecosystematics, Inc. ............................      February 2000        Florida Keys            Facility Operations
      Rehbein, Inc. ...................................      March 2000           Midwest                 Land Application
      Whiteford Construction Company ..................      March 2000           Mid-Atlantic            Cleanouts
      Environmental Protection & Improvement Co. ......      March 2000           Mid-Atlantic            Rail Transportation
      Earthwise Organics, Inc. ........................      August 2002          West                    Composting
      Earthwise Trucking ..............................      August 2002          West                    Transportation

      With the Bio Gro acquisition in August 2000, we substantially grew our service offerings and geographic coverage. As a result, we have shifted our focus to internal growth. We will continue to selectively seek acquisitions, such as Aspen, if strategically and economically attractive.

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

EMPLOYEES

      As of March 26, 2004, we had approximately 973 full-time employees. These employees include approximately 4 executive officers, 11 nonexecutive officers, 115 operations managers, 58 environmental specialists, 45 maintenance personnel, 181 drivers and transportation personnel, 101 land application specialists, 291 general operation specialists, 45 sales employees and 122 technical support, administrative, financial and other employees. Additionally, we use contract labor for various operating functions, including hauling and spreading services, when it is economically advantageous.

      Although we have 37 union employees, our employees are generally not represented by a labor union or covered by a collective bargaining agreement. We believe we have good relations with our employees. We provide our employees with certain benefits, including health, life, dental, and accidental death and disability insurance and 401(k) benefits.

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

ITEM 2. PROPERTIES

      We currently lease approximately 18,414 square feet of office space at our principal place of business located in Houston, Texas. We also lease regional operational facilities in: Houston, Texas; Sacramento, California; Denville, New Jersey; Baltimore, Maryland; and have 17 district offices throughout the United States.

      We own and operate three drying and pelletization facilities; one located in New York, New York, and two in Baltimore, Maryland. We also operate two drying and pelletizing facilities in Hagerstown, Maryland, and Pinellas County, Florida, and three incineration facilities located in Woonsocket, Rhode Island; Waterbury, Connecticut; and New Haven, Connecticut. Additionally, we own property in Salome, Arizona; Maysville, Arkansas; Lancaster, California; King George, Virginia; and Wicomico County, Maryland. These properties are utilized for composting, storage or land application.

      We maintain permits, registrations or licensing agreements on more than 950,000 acres of land in 27 states for applications of biosolids.

ITEM 3. LEGAL PROCEEDINGS

      Our business activities are subject to environmental regulation under federal, state and local laws and regulations. In the ordinary course of conducting our business activities, we become involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. We believe that these matters will not have a material adverse effect on our business, financial condition and results of operations. However, the outcome of any particular proceeding cannot be predicted with certainty. We are required under various regulations to procure licenses and permits to conduct our operations. These licenses and permits are subject to periodic renewal without which our operations could be adversely affected. There can be no assurance that regulatory requirements will not change to the extent that it would materially affect our consolidated financial statements.

RIVERSIDE COUNTY

      The parties have settled all pending litigation between us and Riverside County. We agreed to pay host fees for biosolids received at the facility and that the conditional use permit ("CUP") will expire December 31, 2008, which is nine months earlier than when it was originally set to expire.

      We lease land and operate a composting facility in Riverside County, California, under a conditional use permit ("CUP"). The CUP allows for a reduction in material intake and CUP term in the event of noncompliance with the CUP's terms and conditions. In response to alleged noncompliance due to excessive odor, on or about June 22, 1999, the Riverside County Board of Supervisors attempted to reduce our intake of biosolids from 500 tons per day to 250 tons per day. We believe that this was not an authorized action by the Board of Supervisors. On September 15, 1999, we were granted a preliminary injunction restraining and enjoining the County of Riverside ("County") from restricting the intake of biosolids at our Riverside composting facility.

      In the lawsuit that we filed in the Superior Court of California, County of Riverside, we also complained that the County's treatment of us is in violation of our civil rights under U.S.C. Section 1983 and that our due process rights were being affected because the County was improperly administering the odor protocol, as well as other terms in the CUP. The County alleged that the odor "violations," as well as our actions in not reducing intake, could reduce the term of the CUP. We disagreed and challenged the County's position in the lawsuit.

      We incurred approximately $667,000 of project costs in connection with our efforts to relocate the facility prior to the current settlement. Since we will now remain at the existing Riverside County site, these costs were written off through depreciation expense in cost of services in the fourth quarter of 2003.

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

      Claims have been asserted and/or brought against us and our affiliates related to alleged acts or omissions occurring during the Reliance Coverage period. It is possible, depending on the outcome of possible claims made with various state insurance guaranty funds, that we will have no, or insufficient, insurance funds available to pay any potential losses. There are uncertainties relating to our ultimate liability, if any, for damages arising during the Reliance Coverage Period, the availability of the insurance coverage, and possible recovery for state insurance guaranty funds.

      In June 2002, we settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, we agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. We estimated our exposure at approximately $1.0 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs (including defense costs) for which coverage may not be available due to the pending liquidation of Reliance. We believe accruals of approximately $1.0 million as of December 31, 2003, are adequate to provide for our exposures. The final resolution of these exposures could be substantially different from the amount recorded.

DESIGN AND BUILD CONTRACT RISK

      We participate in design and build construction operations, usually as a general contractor. Virtually all design and construction work is performed by unaffiliated subcontractors. As a consequence, we are dependent upon the continued availability of and satisfactory performance by these subcontractors for the design and construction of our facilities. There is no assurance that there will be sufficient availability of and satisfactory performance by these unaffiliated subcontractors. In addition, inadequate subcontractor resources and unsatisfactory performance by these subcontractors could have a material adverse effect on our business, financial condition and results of operation. Further, as the general contractor, we are legally responsible for the performance of our contracts and, if such contracts are under-performed or nonperformed by our subcontractors, we could be financially responsible. Although our contracts with our subcontractors provide for indemnification if our subcontractors do not satisfactorily perform their contract, there can be no assurance that such indemnification would cover our financial losses in attempting to fulfill the contractual obligations.

OTHER

      During 2003, we entered into a settlement agreement with one of our customers related to certain outstanding issues, including, among other things, equipment and building acceptance and warranty obligations. These obligations were assumed by us in connection with the Bio Gro acquisition that closed in August 2000. These obligations were included as a liability in the opening balance sheet for the Bio Gro acquisition. Under the agreement, the customer agreed to pay approximately $0.7 million for amounts due to us, while we agreed to pay the customer approximately $1.4 million in exchange for the settlement of the outstanding issues, including termination of future warranty obligations. In connection with the agreement, we reduced our liabilities for these obligations by approximately $2.0 million. This amount was recorded as a reduction of cost of services in the accompanying consolidated statement of operations for 2003.

      There are various other lawsuits and claims pending against us that have arisen in the normal course of business and relate mainly to matters of environmental, personal injury and property damage. The outcome of these matters is not presently determinable but, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGE

      Our Common Stock is listed on the Nasdaq Small Cap Market ("Nasdaq"), and trades under the symbol "SYGR." The following table presents the high and low closing prices for our Common Stock for each fiscal quarter of the fiscal years ended 2003 and 2002, as reported by the Nasdaq.

                                                  HIGH         LOW
                                                --------    --------
               FISCAL YEAR 2003
               First Quarter ..............     $   2.68    $   2.12
               Second Quarter .............         2.90        2.22
               Third Quarter ..............         2.88        2.15
               Fourth Quarter .............         2.48        2.02

               FISCAL YEAR 2002
               First Quarter ..............     $   2.54    $   2.00
               Second Quarter .............         3.50        2.31
               Third Quarter ..............         3.35        2.07
               Fourth Quarter .............         2.73        1.95

      As of March 26, 2004, we had 19,775,821 shares of Common Stock issued and outstanding. On that date, there were 267 holders of record of our Common Stock.

DIVIDEND POLICY

      Historically, we have reinvested earnings available for distribution to holders of Common Stock, and accordingly, we have not paid any cash dividends on our Common Stock. Although we intend to continue to invest future earnings in our business, we may determine at some future date that payment of cash dividends on Common Stock would be desirable. The payment of any such dividends would depend, among other things, upon our earnings and financial condition. Further, we have bank and preferred stock covenants restricting dividend payments.

EQUITY COMPENSATION PLAN INFORMATION

      The following table summarizes as of December 31, 2003, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans:

                                                                                                         Number of Securities
                                                               Number of                                Remaining Available for
                                                           Securities to be                              Future Issuance Under
                                                              Issued upon         Weighted Average        Equity Compensation
                                                              Exercise of        Exercise Price of               Plans
                                                           Outstanding Stock     Outstanding Stock       (Excluding Securities
                                                                Options               Options          Reflected in column (a))
         Plan Category                                            (a)                   (b)                       (c)
         --------------                                           ---                   ---                       ---
         Equity compensation plans approved by
            security holders (1) .......................        5,584,765             $ 2.84                    3,795,000
         Equity compensation not approved by
            security holders (2) .......................        3,126,954             $ 3.07                           --
                                                                ---------                                       ---------
         Total .........................................        8,711,719                                       3,795,000
                                                                =========                                       =========

      (1) We have outstanding stock options granted under the 2000 Stock Option Plan ("the 2000 Plan") and the Amended and Restated 1993 Stock Option Plan ("the Plan") for officers, directors and key employees. There were 3,795,000 options for shares of common stock reserved under the 2000 Plan for future grants. Effective with the approval of the 2000 Plan, no further grants will be made under the 1993 Plan.

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

ITEM 6. SELECTED FINANCIAL DATA

      The following table summarizes selected consolidated financial data of the Company for each fiscal year of the five-year period ended December 31, 2003. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, included elsewhere herein.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------------------
                                                                        2003        2002        2001         2000       1999
                                                                     ---------    --------   ---------    ---------    -------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
      Revenue ....................................................   $ 298,552    $272,628   $ 260,196    $ 163,098    $56,463
      Gross profit ...............................................      64,101      70,748      68,275       43,198     13,992
      Selling, general and administrative
        expenses .................................................      26,070      22,935      21,784       14,337      6,876
      Reorganization costs .......................................       1,169         905          --           --         --
      Special charges (credit), net ..............................          --          --      (4,982)          --      1,500
      Amortization of intangibles ................................         450         108       4,489        3,516      1,527
      Interest expense, net ......................................      23,356      23,498      26,968       18,908      3,236
      Net income before cumulative effect of
         change in accounting for derivatives and
         asset retirement obligations, preferred
         stock dividends and noncash beneficial ..................       7,754      11,064      19,664        6,551      1,148
         conversion charge
      Cumulative effect of change in accounting
        for derivatives ..........................................          --          --       1,861          --           --
      Cumulative effect of change in accounting
        for asset retirement obligations .........................         476          --          --           --         --
      Preferred stock dividends ..................................       8,209       7,659       7,248        3,939         --
      Noncash beneficial conversion charge .......................          --          --          --       37,045         --
      Net income (loss) applicable to common
        stock ....................................................   $    (931)   $  3,405   $  10,555    $ (34,433)   $ 1,148

      Basic -
        Earnings (loss) per share before cumulative
           effect of change in accounting for derivatives
           and asset retirement obligations, and noncash
           beneficial conversion charge ..........................   $   (0.03)   $   0.17   $    0.64    $    0.14    $  0.07
        Cumulative effect of change in accounting
           for derivatives .......................................          --          --       (0.10)          --         --
        Cumulative effect of change in accounting
           for asset retirement obligations ......................       (0.02)         --          --           --         --
        Noncash beneficial conversion charge .....................   $      --    $     --   $      --    $   (1.92)   $    --
                                                                     ---------    --------   ---------    ---------    -------
        Net income (loss) per share - basic ......................   $   (0.05)   $   0.17   $    0.54    $   (1.78)   $  0.07
                                                                     =========    ========   =========    =========    =======

      Diluted -
        Earnings (loss) per share before preferred stock
           dividends (when dilutive), cumulative effect
           of change in accounting for derivatives and
           asset retirement obligations and noncash
           beneficial conversion charge ..........................   $   (0.03)   $   0.17   $    0.40    $    0.14    $  0.07
        Cumulative effect of change in accounting
           for derivatives .......................................          --          --       (0.04)          --         --
        Cumulative effect of change in accounting
           for asset retirement obligations ......................       (0.02)         --          --           --         --
        Noncash beneficial conversion charge .....................   $      --    $     --   $      --    $   (1.92)   $    --
                                                                     ---------    --------   ---------    ---------    -------
        Net income (loss) per common share -
           diluted ...............................................   $   (0.05)   $   0.17   $    0.36    $   (1.78)   $  0.07
                                                                     =========    ========   =========    =========    =======

      Working capital ............................................   $  18,697    $ 19,069   $   7,315    $  17,734    $ 3,982
      Total assets ...............................................     492,024     493,467     451,948      449,362     99,172
      Total long-term debt, net of current
        maturities ...............................................     269,133     283,530     249,016      279,098     42,182
      Redeemable Preferred Stock .................................      86,299      78,090      70,431       63,367         --
      Stockholders' equity .......................................      65,374      65,801      61,891       53,564     45,314

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The following is a discussion of our results of operations and financial position for the periods described below. This discussion should be read in conjunction with the consolidated financial statements included herein. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. Our actual results may differ materially from these indicated forward-looking statements. For information about these assumptions and other risks and exposures relating to our business and our company, you should refer to the section entitled "Forward-Looking Statements" and "Risk Factors Which May Affect Future Results."

RESTATEMENT OF 2002 AND 2001 FINANCIAL STATEMENTS

      In our financial statements for the years ended December 31, 2002 and 2001, we deducted our preferred stock dividends related to our redeemable preferred stock from our accumulated deficit in our consolidated balance sheets and our consolidated statements of stockholders' equity. We recently became aware that SEC rules require that when a company has an accumulated deficit, preferred stock dividends should be deducted from additional paid in capital. Therefore, we have revised our financial statements to deduct preferred stock dividends previously charged to accumulated deficit from additional paid in capital. This revision has no impact on our total consolidated stockholders' equity. The revision also had no effect on our consolidated statements of operations or statements of cash flows for 2002 or 2001.

      This table recaps the adjustments related to the revision of our preferred stock dividends for the periods presented (in thousands):

                                           AS                                      AS
                                        REPORTED            REVISION            REVISED
                                        --------            --------            --------
Balance January 1, 2001
  Additional paid-in capital            $109,086            $ (3,938)           $105,148
  Accumulated deficit                   $(55,560)           $  3,938            $(51,622)

Balance December 31, 2001
  Additional paid-in capital            $109,168            $(11,186)           $ 97,982
  Accumulated deficit                   $(45,005)           $ 11,186            $(33,819)

Balance December 31, 2002
  Additional paid-in capital            $109,167            $(18,845)           $ 90,322
  Accumulated deficit                   $(41,600)           $ 18,845            $(22,755)

      Our financial statements for the year ended December 31, 2001, were audited by Arthur Andersen LLP, who issued an unqualified opinion on our 2001 financial statements. Since Arthur Andersen has ceased operations, they are no longer available to audit the revised reporting of the preferred stock dividends and re-issue their audit report. As we were unable to have the adjustments pertaining to our 2001 financial statements audited by our filing deadline, the Arthur Andersen unqualified opinion has been removed and our 2001 financial statements and related note disclosures contained herein are unaudited and are labeled as such. As a result, this Annual Report on Form 10-K does not completely satisfy the financial statement requirements of Regulation S-X.

      Since we are unable to file three years of audited financial information in this 2003 Annual Report on Form 10-K as required under Rules 3-01 and 3-02 of Regulation S-X, our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") will not be in full compliance with the requirements of the Exchange Act. As a result, the effectiveness of our Registration Statement on Form S-8 (No. 333-64999) will be suspended, we will be unable to issue shares under our stock option plans and agreements. In addition, we will not be in compliance with Item 13(a) (1) of Schedule 14A under the Exchange Act in connection with our solicitation of proxies for our 2004 annual meeting of shareholders. During any period when we are not current with our SEC reports, neither our affiliates nor any person that purchased shares from us in a private offering during the preceding two years will be able to sell their shares in public markets pursuant to Rule 144 under the Securities Act of 1933.

      Because of the recent identification of this issue, it was impracticable to complete a re-audit of our 2001 financial statements by our filing deadline. While the consolidated financial statements for 2001 are unaudited, they include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for that year. The consolidated financial statements for the fiscal years ended 2003 and 2002 have been audited by PricewaterhouseCoopers LLP.

BACKGROUND

      We generate substantially all of our revenue by providing water and wastewater residuals management services to municipal and industrial customers. We provide our customers with complete, vertically integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application. We currently serve more than 1,000 customers in 37 states and the District of Columbia. Our contracts typically have inflation price adjustments, renewal clauses and broad force majeure provisions. In 2003, we experienced a contract retention rate (both renewals and rebids) of approximately 86 percent.

      We categorize our revenues into five types -- contract, purchase order
(PO), product sales, design\build construction and event work.

      Contract revenues are generated primarily from land application, collection and transportation services, dewatering, incineration, composting, drying and pelletization services and facility operations and maintenance, and are typically performed under a contract with terms ranging from 1 to 25 years. Contract revenues accounted for approximately 83 percent and 81 percent of total revenues in 2003 and 2002, respectively.

      Purchase order revenues are primarily from facility operations, maintenance services, and collection and transportation services where services are performed on a recurring basis, but not under a long-term contract. Purchase order revenues accounted for approximately three percent and four percent of total revenues in 2003 and 2002, respectively.

      Product sales revenues are primarily generated from sales of composted and pelletized biosolids from internal and external facilities. Revenues from product sales accounted for approximately five percent and four percent of total revenues in 2003 and 2002, respectively.

      Design\build construction revenues are derived from construction projects where we act as the general contractor to design and build a biosolids facility such as a drying and pelletization facility, composting facility, incineration facility or a dewatering facility. Revenues from construction projects accounted for approximately two percent and four percent of total revenues in 2003 and 2002, respectively.

      Event project revenues are typically generated from digester or lagoon cleanout projects and temporary dewatering projects. Revenue from event projects accounted for approximately seven percent of total revenues in 2003 and 2002.

      Revenues under our facilities operations and maintenance contracts are recognized either when wastewater residuals enter the facility or when the residuals have been processed, depending on the contract terms. All other revenues under service contracts are recognized when the service is performed. Revenues from design/build construction projects are accounted for under the percentage-of-completion method of accounting. We provide for losses in connection with long-term contracts where an obligation exists to perform services and it becomes evident that the projected contract costs will exceed the related revenue.

      Our costs relating to service contracts include processing, transportation, spreading and disposal costs, and depreciation of operating assets. Our spreading, transportation and disposal costs can be adversely affected by unusual weather conditions and unseasonably heavy rainfall, which can temporarily reduce the availability of land application. Material must be transported to either a permitted storage facility (if available) or to a local landfill for disposal. In either case, this results in additional costs for transporting, storage and disposal of the biosolid materials versus land application in a period of normal weather conditions. Our costs relating to construction contracts primarily include subcontractor costs related to design, permit and general construction. Our selling, general and administrative expenses are comprised of accounting, information systems, marketing, legal, human resources, regulatory compliance, and regional and executive management costs. Historically, we have included amortization of goodwill resulting from acquisitions as a separate line item in our income statement. Effective January 1, 2002, goodwill is no longer amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and the line item will contain only amortization of intangibles and acquisition-related costs for the year ended December 31, 2003.

RESULTS OF OPERATIONS

      The following table sets forth certain items included in the Selected Financial Data as a percentage of revenue for the periods indicated (in thousands):

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------------------------
                                                                      2003                     2002                   2001
                                                              -------------------      ------------------      ------------------
                                                                                                                   (unaudited)
Revenue ...................................................   $ 298,552     100.0%     $ 272,628    100.0%     $ 260,196    100.0%
Cost of services ..........................................     234,451      78.5%       201,880     74.0%       191,921     73.8%
                                                              ---------   -------      ---------  -------      ---------   ------
Gross profit ..............................................      64,101      21.5%        70,748     26.0%        68,275     26.2%

Selling, general and administrative expenses ..............      26,070       8.7%        22,935      8.4%        21,784      8.4%
Reorganization costs ......................................       1,169       0.4%           905      0.4%            --       --
Special credits, net ......................................          --        --             --       --         (4,982)    (2.0)%
Amortization of intangibles ...............................         450       0.2%           108       --          4,489      1.7%
                                                              ---------   -------      ---------  -------      ---------   ------
  Income from operations ..................................      36,412      12.2%        46,800     17.2%        46,984     18.1%
                                                              ---------   -------      ---------  -------      ---------   ------
Other (income) expense:
  Other (income) expense, net .............................          77       0.0%         5,454      2.0%          (221)    (0.1)%
  Interest expense, net ...................................      23,356       7.9%        23,498      8.6%        26,968     10.4%
                                                              ---------   -------      ---------  -------      ---------   ------
     Total other expense, net .............................      23,433       7.9%        28,952     10.6%        26,747     10.3%
                                                              ---------   -------      ---------  -------      ---------   ------
Income before provision for income taxes ..................      12,979       4.3%        17,848      6.6%        20,237      7.8%
  Provision for income taxes ..............................       5,225       1.7%         6,784      2.5%           573      0.2%
                                                              ---------   -------      ---------  -------      ---------   ------
Net income before cumulative effect of change in
  accounting for derivatives and asset retirement
  obligations and preferred stock dividends ...............       7,754       2.6%        11,064      4.1%        19,664      7.6%
Cumulative effect of change in accounting for
  derivatives .............................................          --        --             --       --          1,861      0.8%
Cumulative effect of change in accounting for asset
  retirement obligations ..................................         476       0.2%            --       --             --       --
                                                              ---------   -------      ---------  -------      ---------   ------
Net income before preferred stock dividends ...............       7,278       2.4%        11,064      4.1%        17,803      6.8%
                                                                          =======                 =======                  ======
  Preferred stock dividends ...............................       8,209                    7,659                   7,248
                                                              ---------                ---------               ---------
  Net income (loss) applicable to common stock ............   $    (931)               $   3,405               $  10,555
                                                              =========                =========               =========

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

      For the year ended December 31, 2003, revenue was approximately $298.6 million compared to approximately $272.6 million for 2002, an increase of approximately $26.0 million, or 9.5 percent. Approximately $25.0 million of the increase in revenues relates to increased volume from service and maintenance contracts and approximately $6.2 million of the increase in revenue relates to acquisitions. The increase in revenues from contracts and acquisitions was partially offset by a decrease of approximately $6.3 million related to design/build contract revenues as projects were completed in the first half of 2003 and were expected to be replaced by the Honolulu project, which was delayed beyond 2003.

      Gross profit for the year ended December 31, 2003, was approximately $64.1 million compared to approximately $70.7 million for 2002, a decrease of approximately $6.6 million, or 9.3 percent. Gross profit as a percentage of revenue decreased to 21.5 percent in 2003 from 26.0 percent in 2002. The decrease in gross profit from 2003 to 2002 is primarily due to higher-than-expected handling, storage and disposal costs due to unusually inclement weather incurred primarily in the first half of the year that could not be passed to the customer and cost overruns on certain one-time event projects. Additionally, gross profit in 2003 was negatively impacted by higher repairs and utilities costs of $2.3 million. The settlement of the Riverside litigation resulted in an increase of $0.7 million in depreciation expense, which impacted 2003, as well as increased insurance costs from unfavorable development of prior year claims on our self-insured risk management program totaling $0.6 million, and approximately $1.0 million of facility startup costs. These decreases in gross profit were partially offset by margin from the overall increase in revenue and approximately $2.0 million of income from a positive settlement of a warranty obligation.

      Selling, general and administrative expenses were approximately $26.1 million, or 8.7 percent of revenues, for the year ended December 31, 2003, compared to approximately $22.9 million, or 8.4 percent of revenues, for 2002, an increase of approximately $3.2 million. Selling, general and administrative expenses increased as a percent of revenues primarily due to recording bad debt expense of $1.0 million in the fourth quarter of 2003.

      In response to lower-than-expected operating results, management performed a review of our overhead structure and reorganized certain administrative functions in the fourth quarter of 2003. As a result of these decisions, we recorded $1.2 million in reorganization costs in 2003 related to severance and termination costs.

      Amortization of intangibles increased from approximately $0.1 million in 2002 to approximately $0.4 million in 2003 resulting from the write off of $0.4 million of due diligence costs on potential acquisitions that were not consummated.

      As a result of the foregoing, income from operations for the year ended December 31, 2003, decreased to approximately $36.4 million from approximately $46.8 million in 2002, a decrease of approximately $10.4 million, or 22.2 percent.

      Other expense for the year ended December 31, 2003, was approximately $0.1 million compared to approximately $5.5 million in 2002, a decrease of approximately $5.4 million. The decrease relates primarily to the write off of deferred debt costs of $7.2 million related to the refinancing of debt in 2002, offset by a gain associated with an offset swap arrangement entered into in 2002 of approximately $1.7 million. There were no such swap activity in 2003.

      Interest expense for the year ended December 31, 2003, remained flat at approximately $23.4 million compared to approximately $23.5 million in 2002.

      For the year ended December 31, 2003, we recorded a provision for income taxes of approximately $5.2 million compared to $6.8 million in the prior year. Our effective tax rate was 40.3 percent in 2003 compared to 38 percent in 2002. The increase in the effective tax rate is primarily related to the increase in income taxes at the state level. Our provision for income taxes differs from the federal statutory rate primarily due to state income taxes. Our 2003 tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.

      As a result of the foregoing, net income before cumulative effect of change in accounting for derivatives and asset retirement obligations and preferred stock dividends decreased to approximately $7.8 million for 2003 compared to approximately $11.1 million in 2002.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (unaudited)

      For the year ended December 31, 2002, revenue was approximately $272.6 million compared to approximately $260.2 million in 2001, an increase of approximately $12.4 million, or 4.8 percent, with approximately $3.5 million relating to the Earthwise acquisition and the balance from internal growth.

      Gross profit for the year ended December 31, 2002, was approximately $70.7 million compared to approximately $68.3 million for the year ended 2001. Gross profit, as a percentage of revenue, was 26.0 percent in 2002 compared to 26.2 percent in 2001.

      Selling, general and administrative expenses were approximately $22.9 million, or 8.4 percent of revenues, for the year ended December 31, 2002, compared to approximately $21.8 million, or 8.4 percent of revenues, for 2001, an increase of approximately $1.1 million, but no change as a percentage of revenues.

      During 2002, we decided to reorganize by reducing the number of our operating regions, which resulted in approximately $0.7 million of severance costs in connection with the termination of 39 employees and approximately $0.2 million of terminated office lease arrangements. The total costs incurred of approximately $0.9 million were reported as reorganization costs in 2002. There were no such reorganization costs in the prior year.

      Special credits, net, totaling approximately $5.0 million in 2001 included an approximately $6.0 million gain from a litigation settlement related to claims between Synagro and Azurix Corp. arising from financing and merger discussions between the companies that were terminated in October 1999 and settled in September 2001, an approximately $1.1 million gain resulting from the settlement of other litigation, partially offset by a $2.2 million charge for our estimated net exposure for unpaid insurance claims and other costs related to our 1998 and 1999 policy periods with our previous underwriter, Reliance National Indemnity Company, which is in liquidation. There were no special charges or credits in 2002.

      Amortization of intangibles decreased from approximately $4.5 million in 2001 to approximately $0.1 million in 2002 as a result of the adoption of SFAS No. 142 in January 2002, which no longer allows the amortization of goodwill.

      As a result of the foregoing, income from operations for the year ended December 31, 2002, was approximately $46.8 million compared to approximately $47.0 million for the same period in 2001, a decrease of approximately $0.2 million, or 0.4 percent.

      Other expense for the year ended December 31, 2002, was approximately $5.5 million compared to other income of approximately $0.2 million in 2001. The increase in expense relates primarily to the write off of deferred debt costs related to the refinancing of debt, approximately $7.2 million, offset by a gain associated with an offset swap arrangement entered into in 2002 of approximately $1.7 million. There were no such items in 2001.

      Interest expense for the year ended December 31, 2002, was approximately $23.5 million compared to approximately $27.0 million for the same period in 2001. Interest expense as a percent of revenue decreased from 10.4 percent in 2001 to 8.6 percent in 2002. The decrease in interest expense is related to reductions in debt funded from cash flow from operations and a decrease in our weighted average interest rate.

      For the year ended December 31, 2002, we recorded a provision for income taxes of approximately $6.8 million compared to approximately $0.6 million in the prior year. There were minimal tax requirements in 2001 as the valuation allowance related to certain deferred taxes offset deferred tax provision requirements. Our 2002 tax provision is principally a deferred provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.

      As a result of the foregoing, net income before cumulative effect of change in accounting for derivatives and preferred stock dividends of approximately $11.1 million was reported for the year ended December 31, 2002, compared to approximately $19.7 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      During the past three years, our principal sources of funds were cash generated from our operating activities. We use cash mainly for capital expenditures, working capital and debt service. In the future, we expect that we will use cash principally to fund working capital, our debt service and repayment obligations, and capital expenditures. In addition, we may use cash to pay dividends on our preferred stock and potential earn out payments resulting from prior acquisitions. We have historically financed our acquisitions principally through the issuance of equity and debt securities, our credit facility, and funds provided by operating activities.

HISTORICAL CASH FLOWS

      Cash Flows from Operating Activities. For the year ended December 31, 2003, cash flows from operating activities decreased to approximately $24.1 million from approximately $29.7 million for the same period in 2002, a decrease of approximately $5.6 million, or 18.9 percent. The decrease primarily relates to the decrease in income from operations of $10.4 million partially offset by cash flow generated from the decrease in prepaid expenses as a result of the change in renewal dates for insurance.

      Cash Flows from Investing Activities. For the year ended December 31, 2003, cash flows used for investing activities decreased to approximately $3.4 million from approximately $16.7 million for the same period in 2002, a decrease of approximately $13.3 million. The decrease is primarily due to approximately $14.2 million of proceeds from a sales-leaseback transaction in the second quarter of 2003.

      Cash Flows from Financing Activities. For the year ended December 31, 2003, cash flows used for financing activities increased to approximately $20.8 million from approximately $13.0 million for the same period in 2002, an increase of approximately $7.8 million. Cash flows used for financing activities in 2002 primarily relates to $20.8 million of payments on debt, while 2001 relates to payments on debt, net of proceeds from debt totaling $6.7 million and $7.3 million of debt issuance costs.

CAPITAL EXPENDITURE REQUIREMENTS

      Capital expenditures for the year ended December 31, 2003, totaled approximately $26.5 million, which included approximately $5.3 million to fund construction of the Sacramento biosolids processing facility and $8.0 million of capital leases, compared to approximately $21.8 million in 2002. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments and growth. We expect our capital expenditures for 2004 to be approximately $28 to $30 million, which should include approximately $13.0 million related to the construction of the Sacramento biosolids processing facility.

DEBT SERVICE REQUIREMENTS

      On March 9, 2004, we amended our credit facility to, among other things, exclude certain charges from its financial covenant calculations, to clarify certain defined terms, to increase the amount of indebtedness permitted under its total leverage ratio, and to reset capital and operating lease limitations.

      In May 2003, we incurred indebtedness of $0.5 million to the former owners of Aspen in connection with the Aspen acquisition. If certain post-closing conditions are met, as defined in the purchase agreement, the note payable to the former owners is payable monthly at an annual interest rate of five percent. We currently believe these post-closing conditions will be met.

      In August 2002, we incurred indebtedness of approximately $1.5 million to the former owners of Earthwise in connection with the Earthwise acquisition. Terms of the note issued in connection with the acquisition require three equal, annual installments beginning October 2003. Interest of five percent per annum is payable quarterly beginning October 1, 2002. The first payment was made on September 30, 2003.

      In May 2002, we entered into a new $150 million senior credit facility that provides for a $70 million funded term loan and up to a $50 million revolver, with the ability to increase the total commitment to $150 million. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the private placement of our 9 1/2 percent Senior Subordinated Notes due 2009. This new facility is collateralized by substantially all of our assets and those of our subsidiaries (other than assets securing nonrecourse debt) and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and sale of assets. The new senior credit agreement contains standard covenants, including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. During May 2003, we amended our credit facility to increase the revolving loan commitment to approximately $95 million. Requirements for mandatory debt payments from excess cash flows, as defined, are unchanged in the new credit facility.

      In April 2002, we completed the private placement of $150 million aggregate principal amount of 9 1/2 percent Senior Subordinated Notes due 2009 and used the proceeds to pay down approximately $92 million of senior bank debt and to pay off approximately $53 million of 12 percent subordinated debt. In September 2002, we exchanged all of our outstanding, unregistered 9 1/2 percent Senior Subordinated Notes due 2009 for registered 9 1/2 percent Senior Subordinated Notes due 2009, with substantially identical terms. During 2002, we recorded a $7.2 million noncash write off to other expense, which represents the unamortized deferred debt costs related to the debt that was repaid with the net proceeds received from the Notes and the new senior credit facility.

      In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58.6 million. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now our wholly owned subsidiary and known as Synagro -- Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. We assumed all obligations associated with the Maryland Project Revenue Bonds in connection with our acquisition of the Bio Gro Division of Waste Management, Inc. in 2000. Maryland Project Revenue Bonds in the aggregate amount of approximately $14.6 million have already been paid; the remaining Maryland Project Revenue Bonds bear interest at annual rates between 5.65 percent and 6.45 percent and mature on dates between December 1, 2004, and December 1, 2016.

      In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds ("Sacramento Biosolids Facility Project") in the aggregate amount of $21.3 million. The nonrecourse revenue bonds consist of $20.1 million Series 2002-A and $1.2 million Series 2002-B (taxable) (collectively, the "Bonds"). The Authority loaned the proceeds of the Bonds to Sacramento Project Finance, Inc., a wholly owned subsidiary of ours, pursuant to a loan agreement dated December 1,

2002. The loan will finance the acquisition, design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional Sanitation District. The Bonds bear interest at annual rates between 4.25 percent and 5.5 percent and mature on dates between December 1, 2006, and December 1, 2024.

      At December 31, 2003, future minimum principal payments of long-term debt and Nonrecourse Project Revenue Bonds (see Note 6) and Capital Lease Obligations (see Note 7) are as follows (in thousands):

                                                                       NONRECOURSE         CAPITAL
                                                    LONG-TERM            PROJECT            LEASE
                YEAR ENDED DECEMBER 31,               DEBT            REVENUE BONDS       OBLIGATIONS          TOTAL
         -----------------------------------     --------------     ----------------    --------------     ------------
         2004 ...............................    $          955     $          2,570    $        2,678     $      6,203
         2005 ...............................               955                2,710             2,780            6,445
         2006 ...............................               455                1,194             2,493            4,142
         2007 ...............................               448                   --             3,211            3,659
         2008 ...............................            42,981                1,332             3,823           48,136
         2009-2013 ..........................           150,000               20,160               441          170,601
         2014-2018 ..........................                --               26,209                --           26,209
         Thereafter .........................                --               10,696                --           10,696
                                                 --------------     ----------------    --------------     ------------
         Total...............................    $      195,794     $         64,871    $       15,426     $    276,091
                                                 ==============     ================    ==============     ============

      We lease certain facilities and equipment under noncancelable, long-term operating lease agreements. Minimum annual rental commitments under these leases are as follows (in thousands):

                 YEAR ENDING DECEMBER 31,
                 ------------------------
                 2004 ...............................     $     8,208
                 2005 ...............................           6,216
                 2006 ...............................           4,289
                 2007 ...............................           3,691
                 2008 ...............................           3,521
                 Thereafter .........................          16,439
                                                          -----------
                                                          $    42,364
                                                          ===========

      In 2003, we entered into capital leases totaling approximately $8.0 million for operating and transportation equipment. Future minimum lease payments, together with the present value at the minimum lease payments, are as follows (in thousands):

                 YEAR ENDED DECEMBER 31,
                 -----------------------
                      2004 .................................................    $ 3,600
                      2005 .................................................      3,520
                      2006 .................................................      3,059
                      2007 .................................................      3,610
                      2008 .................................................      3,823
                      Thereafter ...........................................        450
                                                                                -------
                 Total minimum lease payments ..............................     18,062
                 Amount representing interest ..............................     (2,636)
                                                                                -------
                      Present value of minimum lease payments ..............     15,426
                      Current maturities of capital lease obligations ......     (2,678)
                                                                                -------
                      Long-term capital lease obligations ..................    $12,748
                                                                                =======

      We believe we will have sufficient cash generated by our operations and available through our existing credit facility to provide for future working capital and capital expenditure requirements that should be adequate to meet our liquidity needs for the foreseeable future, including payment of interest on our credit facility and payments on the Nonrecourse Project Revenue Bonds. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that any cost savings and any operating improvements will be realized or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our credit facility, on commercially reasonable terms or at all.

      We have entered into various lease transactions to purchase transportation and operating equipment that have been accounted for as capital lease obligations and operating leases. The capital leases have lease terms of three to six years with interest rates from 5.0 percent to 7.18 percent. The net book value of the equipment related to these capital leases totaled approximately $7.8 million as of December 31, 2003. The operating leases have terms of two to eight years. Additionally, we have guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.4 million as of December 31, 2003.

SERIES D REDEEMABLE PREFERRED STOCK

      We have authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, we issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of our common stock computed by dividing
(i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to our common stock or any other of our equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at our option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock excluding accrued dividends were converted at December 31, 2003, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

      We have authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,254.462 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of our common stock computed by dividing (i) the sum of
(a) the number of shares to be converted multiplied by the liquidation value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to our common stock and any other of our equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at our option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock excluding accrued dividends were converted at December 31, 2003, they would represent 17,903,475 shares of common stock.

      The future issuance of Series D and Series E Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value of our common stock is higher than the conversion price at date of issuance.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives. We completed the initial impairment test required by the provisions of SFAS No. 142 as of January 1, 2002, and determined that there was no impairment of our goodwill.

      Effective January 1, 2002, we discontinued the amortization of goodwill in accordance with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The following table provides pro forma disclosure of net income (loss) and earnings (loss) per share for the year ended December 31, 2001, as if goodwill had not been amortized and disclosure of actual results for the years ended December 31, 2003 and 2002, for comparative purposes:

                                                                                         YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                             ------------------------------------
                                                                           2003              2002                2001
                                                                       ------------      -------------      -------------
                                                                                                             (unaudited)
      Reported net income (loss) applicable to common stock ........   $       (931)     $       3,405      $      10,555
      Add back: Goodwill amortization, net of tax ..................             --                 --              3,314
                                                                       ------------      -------------      -------------
      Adjusted net income (loss) ...................................   $       (931)     $       3,405      $      13,869
                                                                       ============      =============      =============

      Basic income (loss) per share:
          Reported earnings (loss) per share .......................   $       (0.05)    $        0.17      $         0.54
          Adjusted earnings (loss) per share .......................           (0.05)             0.17                0.71

      Diluted income (loss) per share:
          Reported earnings (loss) per share .......................   $       (0.05)    $        0.17      $         0.36
          Adjusted earnings (loss) per share .......................           (0.05)             0.17                0.43

      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, were as follows (in thousands):

               Balance at January 1, 2002 ..............    $    163,739
               Goodwill acquired during the year .......           4,643
               Adjustments .............................              82
                                                            ------------
               Balance at January 1, 2003 ..............        168,464
               Goodwill acquired during the year .......           3,150
               Adjustments .............................             784
                                                            ------------
               Balance at December 31, 2003 ............    $    172,398
                                                            ============

      The goodwill acquired during the year relates to our acquisition of Aspen Resources, Inc. ("Aspen") (see Note 2), while goodwill adjustments primarily represent payments of contingent consideration made on acquisitions prior to 2003.

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Among other things, SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board ("APB") Opinion No. 30. SFAS No. 145 is effective for us beginning January 1, 2003. As a result of this statement, we reclassified our write-off of $7.2 million of deferred debt costs that was originally recorded in 2002 as an extraordinary loss on early extinguishment of debt totaling $4.5 million, net of taxes of $2.8 million, to other expense and provision for income taxes, respectively, in the accompanying consolidated statement of operations for 2002.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. We adopted SFAS No. 146 during the first quarter of 2003 and there was no effect on our results of operations and financial position.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. We adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002. Additionally, on January 1, 2003, the accounting requirements were adopted with no effect on our financial position or results of operations.

      During 1996, we adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, which is effective for fiscal years beginning after December 15, 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. SFAS No. 123 requires, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an option-pricing model. We have the option of recognizing the compensation cost over the vesting period as an expense in the income statement or making pro forma disclosures in the notes to the financial statements for employee stock-based compensation.

      We continue to apply APB Opinion No. 25 and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for our stock option plans. Had we elected to apply SFAS No. 123, our net income and income
(loss) per diluted share would have approximated the pro forma amounts indicated below:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                          2003             2002             2001
                                                                       ---------        ---------        -----------
                                                                                                         (unaudited)
    Net income (loss) applicable to common stock,
      as reported .................................................    $    (931)       $   3,405        $   10,555
    Less: Compensation expense per SFAS No. 123,
      net of tax ..................................................    $   2,390        $   2,697        $    4,122
    Pro forma income (loss) after effect of SFAS No. 123 ..........    $  (3,321)       $     708        $    6,433
    Diluted earnings (loss) per share, as reported ................    $   (0.05)       $    0.17        $     0.36
    Pro forma earnings (loss) per share after effect of
      SFAS No. 123 ................................................    $   (0.17)       $    0.04        $     0.13

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value of $1.63, $1.35 and $1.49 for grants made during the years ended December 31, 2003, 2002, and 2001, respectively. The following assumptions were used for option grants made during 2003, 2002, and 2001, respectively: expected volatility of 58 percent, 42 percent and 82 percent; risk-free interest rates of
3.98 percent, 5.20 percent and 4.97 percent; expected lives of up to ten years and no expected dividends to be paid. The compensation expense included in the above pro forma data may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and we expect future grants.

      On January 1, 2003, we adopted SFAS No. 143, "Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. Our asset retirement obligations primarily consist of equipment dismantling and foundation removal at certain facilities and temporary storage facilities. During the first quarter of 2003, we recorded a charge related to the cumulative effect of change in accounting for asset retirement obligations, net of tax, totaling approximately $0.5 million (approximately $0.8 million before tax), increased liabilities to approximately $1.6 million, and increased property, plant and equipment by approximately $0.5 million. There was no impact on our cash flows as a result of adopting SFAS No. 143. The pro forma asset retirement obligation would have been approximately $1.4 million at January 1, 2001, and approximately $1.5 million and $1.6 million at December 31, 2001 and 2002, respectively, had we adopted SFAS No. 143 on January 1, 2001. The asset retirement obligation, which is included on the consolidated balance sheet in other long-term liabilities including accretion of approximately $0.1 million, was approximately $1.7 million at December 31, 2003.

      The pro forma effect on net income before preferred stock dividends, net income applicable to common stock and income per share had SFAS No. 143 been adopted as of January 1, 2001, would have been as follows:

                                     YEAR ENDED                YEAR ENDED
                                  DECEMBER 31, 2002         DECEMBER 31, 2001
                              -----------------------   -----------------------
                                  AS           PRO          AS           PRO
                               REPORTED       FORMA      REPORTED       FORMA
                              -----------   ---------   -----------   ---------
                                    (in thousands except per share data)
                                                              (unaudited)
Net income before preferred
   stock dividend ...........  $11,064      $ 10,882     $17,803      $ 17,374
Income applicable to
   common stock .............  $ 3,405      $  3,223     $10,555      $ 10,126
Income per share:
    Basic ...................  $  0.17      $   0.16     $  0.54      $   0.52
    Diluted .................  $  0.17      $   0.16     $  0.36      $   0.35

      In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 defines a variable interest entity as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires an entity to consolidate a variable interest entity if that entity will absorb a majority of the variable interest entity's expected losses if they occur, receive a majority of the variable interest entity's expected residual returns if they occur, or both. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the pronouncement were initially to be effective for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB delayed the effective date of FIN No. 46 on these entities to the first period beginning after December 15, 2003. We determined that we do not have any variable interest entities at December 31, 2003, as defined by the pronouncement.

      In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after September 30, 2003, (except for certain exceptions) and for hedging relationships designated after September 30, 2003. We adopted SFAS No. 149 in the fourth quarter of 2003 and there was no effect on our results of operations or financial position.

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

      While we do have mandatory redeemable preferred stock with characteristics of both liabilities and equity, our Series D and Series E preferred stock is also convertible to shares of our common stock at the option of the holder up until the mandatory redemption date. Additionally, the option feature held by the holder is considered to be substantive as the conversion price was less than the market price at the date of issuance. Based on the above features of the preferred stock, the adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

      In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are our significant estimates and assumptions made in preparation of our financial statements:

      Allowance for Doubtful Accounts -- We estimate losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Allowance for doubtful accounts at December 31, 2003 and 2002, was approximately $1.5 million and $1.3 million, respectively.

      Loss Contracts -- We evaluate our revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations.

      Property and Equipment/Long-Lived Assets -- Management adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during the first quarter of 2002. Property and equipment is reviewed for impairment pursuant to these provisions. The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges.

      We regularly incur costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. We recorded $14.7 million in property and long-term assets related to these activities at December 31, 2003, compared to $8.8 million at December 31, 2002. We routinely review the status of each of these projects to determine if these costs are realizable. If we are unsuccessful in obtaining the required permits, government approvals, or fulfilling the contract requirements, these costs will be expensed.

      Goodwill -- Goodwill attributable to our reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, we test for impairment annually at year end unless factors become known that impairment may have occurred prior to year end.

      Purchase Accounting -- We estimate the fair value of assets, including property, machinery and equipment and its related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition to the acquired assets and liabilities.

      Income Taxes -- We assume the deductibility of certain costs in our income tax filings and estimate the recovery of deferred income tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, we may not realize deferred tax assets to the extent we have estimated.

      Legal and Contingency Accruals -- We estimate and accrue the amount of probable exposure we may have with respect to litigation, claims and assessments. These estimates are based on management's assessment of the facts and the probabilities of the ultimate resolution of the litigation.

      Self-Insurance Reserves -- We are substantially self-insured for workers' compensation, employers' liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends, industry averages and actuarial assumptions regarding future claims development and claims incurred but not reported.

      Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

OTHER

      We maintain two leases with an affiliate of one of our stockholders. The first lease has an initial term through July 31, 2004, with an option to renew for an additional five-year period. Rental payments made under this lease in 2003 totaled approximately $0.1 million. The second lease has an initial term through December 31, 2013. Rental payments made under the second lease in 2003 totaled approximately $0.1 million.

      As of December 31, 2003, we had generated net operating loss ("NOL") carryforwards of approximately $90 million available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our carryforwards. Accordingly, our ability to utilize our NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for federal income tax purposes. We estimate that our effective tax rate in 2004 will approximate 39 percent of pre-tax income. Substantially all of our tax provision over the next several years is expected to be deferred in nature due to significant tax deductions in excess of book deductions for goodwill and depreciation.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

THE FACT THAT OUR 2001 FINANCIAL STATEMENTS INCLUDED HEREIN ARE UNAUDITED COULD HAVE MATERIAL EFFECTS ON OUR COMPANY AND OUR SHAREHOLDERS; A RE-AUDIT OF THOSE FINANCIAL STATEMENTS COULD IDENTIFY ITEMS REQUIRING RESTATEMENT.

      Since we are unable to file three years of audited financial information in our 2003 Annual Report on Form 10-K as required under Rules 3-01 and 3-02 of Regulation S-X, our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") will not be in full compliance with the requirements of the Exchange Act. As a result, the effectiveness of our Registration Statement on Form S-8 will be suspended, and we will be unable to issue shares under our stock option plans and agreements. During any period when we are not current in our SEC reports, neither our affiliates nor any person that purchased shares from us in a private offering during the preceding two years will be able to sell their shares in public markets pursuant to Rule 144 under the Securities Act of 1933.

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

WE ARE AFFECTED BY UNUSUALLY ADVERSE WEATHER AND WINTER CONDITIONS.

      Our business is adversely affected by unusual weather conditions and unseasonably heavy rainfall, which can temporarily reduce the availability of land application sites in close proximity to our business upon which biosolids can be beneficially reused and applied to crop land. Material must be transported to either a permitted storage facility (if available) or to a local landfill for disposal. In either case, this results in additional costs for disposal of the biosolids material. In addition, our revenues and operational results are adversely affected during the winter months when the ground freezes thus limiting the level of land application that can be performed. Long periods of inclement weather could reduce our revenues and operational results causing a material adverse effect on our results of operations and financial position.

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

      Our business depends on our ability to provide services to our customers. One or more of these customers may stop buying services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. For the year ended December 31, 2003, our single largest customer accounted for 17 percent of our revenues and our top ten customers accounted for approximately 37 percent of our revenues.

WE MAY NOT BE ABLE TO OBTAIN BONDING REQUIRED IN CONNECTION WITH CERTAIN CONTRACTS ON WHICH WE BID.

      Consistent with industry practice, we are required to post performance bonds in connection with certain contracts on which we bid. In addition, we are often required to post both performance and payment bonds at the time of execution of contracts for commercial, federal, state and municipal projects. The amount of bonding capacity offered by sureties is a function of the financial health of the entity requesting the bonding. Although we could issue letters of credit under our credit facility for bonding purposes, if we are unable to obtain bonding in sufficient amounts we may be ineligible to bid or negotiate on projects. As of March 26, 2004, we had a bonding capacity of approximately $172 million with approximately $117 million utilized as of that date.

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

      In addition, we may be subject to future lawsuits or legal proceedings. These claims, even if they are without merit, could be expensive and time consuming to defend and if we were to lose any future cases we could be subject to injunctions and damages that could have a material adverse effect on our business, financial position and results of operations.

WE COULD FACE CONSIDERABLE BUSINESS AND FINANCIAL RISK IN IMPLEMENTING OUR ACQUISITION STRATEGY.

      As part of our growth strategy, we intend to consider acquiring complementary businesses. We regularly engage in discussions with respect to possible acquisitions. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, which could have a material adverse effect upon our business, financial position and results of operations. Risks we could face with respect to acquisitions include:

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

WE ARE DEPENDENT ON OUR SENIOR MANAGEMENT FOR THEIR DEPTH OF INDUSTRY EXPERIENCE AND KNOWLEDGE.

      We are highly dependent on the services of our senior management team. Our senior management team has been in the industry for many years and has substantial industry knowledge and contacts. If a member of our senior management team were to terminate his association with us, we could lose valuable human capital, adversely affecting our business. We currently do not maintain key man insurance on any member of our senior management team.

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

      CERCLA Section 107 liability extends to cleanup costs necessitated by a release or threat of release of a hazardous substance. The definition of "release" under CERCLA excludes the "normal application of fertilizer." The EPA regards the land application of biosolids that meet the Part 503 Regulations as a "normal application of fertilizer," and thus not subject to CERCLA. However, if we were to transport or handle biosolids that contain hazardous substances in violation of the Part 503 Regulations, we could be liable under CERCLA.

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

IF WE DETERMINE THAT OUR GOODWILL IS IMPAIRED, WE MAY HAVE TO WRITE OFF ALL OR PART OF IT.

      Goodwill represents the aggregate purchase price paid by us in acquisitions accounted for as a purchase over the fair value of the net assets acquired. Under Statement of Financial Accounting Standards No. 142, we no longer amortize goodwill, but review annually for impairment. In the event that facts and circumstances indicate that goodwill may be impaired, an evaluation of recoverability would be performed. If a write-down to market value of all or part of our goodwill becomes necessary, our accounting results and net worth would be adversely affected. As of December 31, 2003, our total goodwill, net of amortization, was approximately $172.4 million.

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

DERIVATIVES AND HEDGING ACTIVITIES

      On July 24, 2003, we entered into two interest rate swap transactions with two financial institutions to hedge our exposure to changes in the fair value on $85 million of our $150 million 9 1/2 percent Senior Subordinated Notes due 2009 (the "Notes"). The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on our future interest payments. The terms of the interest rate swap contract and the underlying debt instruments are identical. We designated these swap agreements as fair value hedges. The swaps have notional amounts of $50 million and $35 million and mature in April 2009 to mirror the maturity of the Notes. Under the agreements, we pay on a semi-annual basis (each April 1 and October 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives a fixed-rate interest of 9 1/2 percent. During 2003, we recorded interest savings related to these interest rate swaps of $1 million, which served to reduce interest expense. The $0.8 million fair value of these derivative instruments is included in other long-term liabilities as of December 31, 2003. The carrying value of our Notes was decreased by the same amount.

      On June 25, 2001, we entered into a reverse swap on our 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the Retired Swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income recognized for the year ended December 2003 was approximately $0.5 million.

      The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. Accordingly, we discontinued using hedge accounting for the reverse swap agreement on April 17, 2002. From April 17, 2002, through June 25, 2002, the fair value of this fixed-to-floating reverse swap decreased by $1.7 million. This $1.7 million mark-to-market gain was included in other income in the second quarter of 2002 financial statements. On June 25, 2002, we entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in our reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $2.8 million is reflected in other long-term liabilities at December 31, 2003. The loss recognized during the year ended December 31, 2003, related to the floating-to-fixed interest rate swap agreement was approximately $0.2 million, while the gain recognized related to the reverse swap agreement was approximately $0.1 million. The amount of the ineffectiveness of the reverse swap agreement charged to other expense was approximately $0.1 million for the year ended December 31, 2003.

INTEREST RATE RISK

      Total debt at December 31, 2003, included approximately $44.3 million in floating rate debt attributed to the Senior Credit Agreement at a base interest rate plus 3.0 percent, or approximately 4.7 percent at December 31, 2003. We also have interest rate swaps outstanding on our fixed rate debt. As a result, our interest costs in 2004 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (i.e. LIBOR) would be approximately $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
  Report of Independent Auditors - PricewaterhouseCoopers LLP .............   37
  Consolidated Balance Sheets as of December 31, 2003 and 2002 (restated).. 38 Consolidated Statements of Operations for the Years Ended
     December 31, 2003, 2002 and 2001 (unaudited)..........................   39
  Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 2003, 2002 and 2001 (restated and unaudited).............   40
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2003, 2002 and 2001 (unaudited)..........................   41
  Notes to Consolidated Financial Statements ..............................   43

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Synagro Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Synagro Technologies, Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Asset Retirement Obligations."

As discussed in Note 1, the Company restated its previously issued consolidated financial statements for the year ended December 31, 2002.





PricewaterhouseCoopers LLP

Houston, Texas
March 29, 2004

                           SYNAGRO TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                              DECEMBER 31,
                                                                       -------------------------
                                                                          2003            2002
                                                                       ---------       ---------
                                                                                       (RESTATED)
                                                                                      (SEE NOTE 1)
                                     ASSETS
Current Assets:
  Cash and cash equivalents ........................................   $     206       $     239
  Restricted cash ..................................................       1,410           1,696
  Accounts receivable, net .........................................      59,581          54,814
  Note receivable, current .........................................         342             554
  Prepaid expenses and other current assets ........................      10,840          15,399
                                                                       ---------       ---------
          Total current assets .....................................      72,379          72,702

Property, machinery & equipment, net ...............................     213,697         213,331

Other Assets:
  Goodwill .........................................................     172,398         168,464
  Restricted cash - construction fund ..............................      12,184          17,733
  Restricted cash - debt service fund ..............................       7,275           7,491
  Other, net .......................................................      14,091          13,746
                                                                       ---------       ---------
          Total assets .............................................   $ 492,024       $ 493,467
                                                                       =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt .............................   $     955       $   1,111
  Current maturities of nonrecourse project revenue bonds ..........       2,570           2,430
  Current maturities of capital lease obligations ..................       2,678           1,280
  Accounts payable and accrued expenses ............................      47,479          48,812
                                                                       ---------       ---------
          Total current liabilities ................................      53,682          53,633

Long-Term Debt:
  Long-term debt obligations, net ..................................     194,084         210,751
  Nonrecourse project revenue bonds, net ...........................      62,301          64,841
  Capital lease obligations, net ...................................      12,748           7,938
                                                                       ---------       ---------
     Total long-term debt ..........................................     269,133         283,530
     Other long-term liabilities ...................................      17,536          12,413
                                                                       ---------       ---------
          Total liabilities ........................................     340,351         349,576

Commitments and Contingencies

Redeemable Preferred Stock, 69,792.29 shares issued and
  outstanding, redeemable at $1,000 per share ......................      86,299          78,090
Stockholders' Equity:
  Preferred stock, $.002 par value, 10,000,000 shares
     authorized, none issued or outstanding ........................          --              --
  Common stock, $.002 par value, 100,000,000 shares
     authorized, 19,775,821 and 19,775,821 shares issued
     and outstanding, respectively .................................          40              40
  Additional paid in capital .......................................      82,113          90,322
  Accumulated deficit ..............................................     (15,477)        (22,755)
  Accumulated other comprehensive loss .............................      (1,302)         (1,806)
                                                                       ---------       ---------
          Total stockholders' equity ...............................      65,374          65,801
                                                                       ---------       ---------
Total liabilities and stockholders' equity .........................   $ 492,024       $ 493,467
                                                                       =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------------------------
                                                                                   2003                2002                2001
                                                                               ------------         -----------        ------------
                                                                                                                        (UNAUDITED)
Revenue ...............................................................        $    298,552         $   272,628        $    260,196
Cost of services ......................................................             234,451             201,880             191,921
                                                                               ------------         -----------        ------------
Gross profit ..........................................................              64,101              70,748              68,275

Selling, general and administrative expenses ..........................              26,070              22,935              21,784
Reorganization costs ..................................................               1,169                 905                  --
Special credits, net ..................................................                  --                  --              (4,982)
Amortization of intangibles ...........................................                 450                 108               4,489
                                                                               ------------         -----------        ------------
  Income from operations ..............................................              36,412              46,800              46,984
                                                                               ------------         -----------        ------------
Other (income) expense:
  Other (income), net .................................................                  77               5,454                (221)
  Interest expense, net ...............................................              23,356              23,498              26,968
                                                                               ------------         -----------        ------------
     Total other expense, net .........................................              23,433              28,952              26,747
                                                                               ------------         -----------        ------------
Income before provision for income taxes ..............................              12,979              17,848              20,237
  Provision for income taxes ..........................................               5,225               6,784                 573
                                                                               ------------         -----------        ------------
Net income before cumulative effect of change in accounting
  for derivatives and asset retirement obligations and preferred
  stock dividends .....................................................               7,754              11,064              19,664
Cumulative effect of change in accounting for  derivatives ............                  --                  --               1,861
Cumulative effect of change in accounting for asset retirement
   obligations, net of tax benefit of $292 ............................                 476                  --                  --
                                                                               ------------         -----------        ------------
Net income before preferred stock dividends ...........................               7,278              11,064              17,803
Preferred stock dividends .............................................               8,209               7,659               7,248
                                                                               ------------         -----------        ------------
Net income (loss) applicable to common stock ..........................        $       (931)        $     3,405        $     10,555
                                                                               ============         ===========        ============

Earnings (loss) per share:

Basic -
  Earnings (loss) per share before cumulative effect of change in
    accounting for derivatives and asset retirement obligations .......        $      (0.03)        $      0.17        $       0.64
  Cumulative effect of change in accounting for derivatives ...........                  --                  --               (0.10)
  Cumulative effect of change in accounting for asset retirement
    obligations .......................................................               (0.02)                 --                  --
                                                                               ------------         -----------        ------------
  Earnings (loss) per share ...........................................        $      (0.05)        $      0.17        $       0.54
                                                                               ============         ===========        ============

Diluted -
  Earnings (loss) per share before preferred stock dividends, cumulative effect of change in accounting for derivatives
    and asset retirement obligations ..................................        $      (0.03)        $      0.17        $       0.40
  Cumulative effect of change in accounting for derivatives ...........                  --                  --               (0.04)
  Cumulative effect of change in accounting for asset retirement
    obligations .......................................................               (0.02)                 --                  --
                                                                               ------------         -----------        ------------
  Net earnings (loss) per share .......................................        $      (0.05)        $      0.17        $       0.36
                                                                               ============         ===========        ============

Weighted average shares:

   Weighted average shares outstanding for basic earnings
      per share calculation ...........................................          19,775,821          19,627,132          19,457,389
   Effect of dilutive stock options
                                                                                         --                  --              10,095
   Effect of convertible preferred stock under the
      "if converted" method ...........................................                  --                  --          30,180,610
                                                                               ------------         -----------        ------------
   Weighted average shares outstanding for diluted earnings
      per share .......................................................          19,775,821          19,627,132          49,648,094
                                                                               ============         ===========        ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 RESTATED                   ACCUMULATED
                                             COMMON STOCK       ADDITIONAL     RESTATED        OTHER
                                        --------------------      PAID-IN     ACCUMULATED  COMPREHENSIVE               COMPREHENSIVE
                                          SHARES      AMOUNT      CAPITAL       DEFICIT        LOSS          TOTAL     INCOME (LOSS)
                                        ----------    ------    ----------    -----------  -------------    --------   -------------
BALANCE, January 1, 2001
  As previously reported
    (unaudited)...................      19,435,781      $39      $109,086      $(55,560)      $    --       $ 53,565
  Revisions (See Note 1)
    (unaudited)...................              --       --        (3,938)        3,938            --             --
                                        ----------      ---      --------      --------       -------       --------
BALANCE, January 1, 2001, as
  restated (unaudited)............      19,435,781      $39      $105,148      $(51,622)      $    --       $ 53,565
  Change in other comprehensive
    loss (unaudited) .............              --       --            --            --        (2,310)        (2,310)     $ (2,310)
  Preferred stock dividends
   (see Note 1) (unaudited) ......              --       --        (7,248)           --            --         (7,248)       (7,248)
  Exercise of options and
    warrants (unaudited) .........          41,000       --            82            --            --            82             --
  Net income before preferred
    stock dividends (unaudited) ..              --       --            --        17,803            --         17,803        17,803
                                        ----------      ---      --------      --------       -------       --------      --------
BALANCE, December 31, 2001
    (restated)....................      19,476,781       39        97,982       (33,819)       (2,310)        61,892      $  8,245
                                        ----------      ---      --------      --------       -------       --------      ========
  Change in other comprehensive
    income .......................              --       --            --            --           504            504      $    504
  Preferred stock dividends
   (see Note 1)...................              --       --        (7,659)           --            --         (7,659)       (7,659)
  Exercise of options and
    warrants .....................         299,040        1            (1)           --            --             --            --
  Net income before preferred
    stock dividends ..............              --       --            --        11,064            --         11,064        11,064
                                        ----------      ---      --------      --------       -------       --------      --------
BALANCE, December 31, 2002
    (restated)....................      19,775,821       40        90,322       (22,755)       (1,806)        65,801      $  3,909
                                        ----------      ---      --------      --------       -------       --------      ========
  Change in other comprehensive
    income .......................              --       --            --            --           504            504      $    504
  Preferred stock dividends
   (see Note 1)...................              --       --        (8,209)           --            --         (8,209)       (8,209)
  Net income before preferred
    stock dividends ..............              --       --            --         7,278            --          7,278         7,278
                                        ----------      ---      --------      --------       -------       --------      --------
BALANCE, December 31, 2003 .......      19,775,821      $40      $ 82,113      $(15,477)      $(1,302)      $ 65,374      $   (427)
                                        ==========      ===      ========      ========       =======       ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------------------
                                                                                        2003               2002             2001
                                                                                      --------          ---------        -----------
                                                                                                                         (UNAUDITED)
Cash flows from operating activities:
   Net income (loss) applicable to common stock .............................         $   (931)         $   3,405         $ 10,555
   Adjustments to reconcile net income applicable to common
       stock to net cash provided by operating activities:
        Preferred stock dividends ...........................................            8,209              7,659            7,248
        Cumulative effect of change in accounting for derivatives ...........               --                 --            1,861
        Cumulative effect of change in accounting for asset
           retirement obligations ...........................................              476                 --               --
        Bad debt expense ....................................................              952                 --               --
        Reorganization costs ................................................            1,169                905               --
        Depreciation and amortization expense ...............................           18,626             15,288           13,579
        Amortization of debt financing costs ................................            1,140              1,376            6,454
        Write off of deferred debt costs ....................................               --              7,241               --
        Provision for deferred income taxes .................................            5,318              6,784              573
        Loss (gain) on sale of property, machinery and equipment ............                7               (244)            (221)
        Increase (decrease) in the following, net:
           Accounts receivable ..............................................           (5,633)            (4,693)            (406)
           Prepaid expenses and other current assets ........................            3,526             (8,661)          (3,211)
       Increase (decrease) in the following:
           Accounts payable and accrued expenses and
              other long-term liabilities ...................................           (8,710)               590            1,777
                                                                                      --------          ---------         --------
   Net cash provided by operating activities ................................           24,149             29,650           38,209
                                                                                      --------          ---------         --------

Cash flows from investing activities:
      Purchase of businesses, including contingent consideration,
        net of cash acquired ................................................           (4,634)            (4,553)          (1,709)
      Purchases of property, machinery and equipment ........................          (13,158)           (12,534)         (13,313)
      Proceeds from sale of property, machinery and equipment ...............           14,207                602              968
      Facility construction  funded by restricted cash ......................           (5,270)                --               --
      Decrease in restricted cash for facility construction .................            5,270                 --               --
      Other .................................................................              213               (204)               4
                                                                                      --------          ---------         --------
Net cash used in investing activities .......................................           (3,372)           (16,689)         (14,050)
                                                                                      --------          ---------         --------

Cash flows from financing activities:
      Payments of debt ......................................................          (20,816)          (226,745)         (27,079)
      Debt issuance costs ...................................................             (774)            (7,310)             (72)
      (Increase) decrease in restricted cash for debt service ...............              780              1,081           (1,435)
      Proceeds from debt ....................................................               --            220,000               --
      Exercise of options and warrants ......................................               --                 --               82
                                                                                      --------          ---------         --------
   Net cash used in financing activities ....................................          (20,810)           (12,974)         (28,504)

Net decrease in cash and cash equivalents ...................................              (33)               (13)          (4,345)
Cash and cash equivalents, beginning of period ..............................              239                252            4,597
                                                                                      --------          ---------         --------
Cash and cash equivalents, end of period ....................................         $    206          $     239         $    252
                                                                                      ========          =========         ========

Supplemental cash flow information:
   Interest paid during the period ..........................................         $ 21,437          $  20,035         $ 25,577
   Income taxes paid during the period ......................................         $    247          $     361         $    276

Noncash activities:
   Fair value of guaranteed lease residual ..................................         $    399          $      --         $     --

NONCASH INVESTING AND FINANCING ACTIVITIES

      During 2001, dividends totaled approximately $7.2 million, of which approximately $6.1 million represents the eight percent dividend on the Company's Preferred Stock that was provided for with additional shares of preferred stock, and approximately $1.1 million represents accretion and amortization of issuance costs (unaudited).

      During 2002, dividends totaled approximately $7.7 million, of which approximately $6.6 million represents the eight percent dividend on the Company's Preferred Stock that was provided for with additional shares of preferred stock, and approximately $1.1 million represents accretion and amortization of issuance costs.

      During 2002, the Company issued nonrecourse bonds totaling $21.3 million to fund the capital to build a biosolids, dewatering and heat drying/pelletizing facility for the Sacramento Regional Sanitation District.

      During 2002, the Company issued an aggregate of 299,040 shares relating to cashless exercises of certain warrants pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act.

      During 2002, the Company entered into three capital lease agreements to purchase transportation equipment totaling approximately $9.3 million.

      During 2003, dividends totaled approximately $8.2 million, of which approximately $7.2 million represents the eight percent dividend on the Company's preferred stock that was paid with additional shares of preferred stock, and approximately $1.0 million represents accretion and amortization of issuance costs.

      During 2003, the Company entered into capital lease agreements of approximately $8.0 million to purchase operating and transportation equipment.

  The accompanying notes are an integral part of these consolidated financial statements.

'                           SYNAGRO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF 2002 AND 2001 FINANCIAL STATEMENTS

      In our financial statements for the years ended December 31, 2002 and 2001, we deducted our preferred stock dividends related to our redeemable preferred stock from our accumulated deficit in our consolidated balance sheets and our consolidated statements of stockholders' equity. We recently became aware that SEC rules require that when a company has an accumulated deficit, preferred stock dividends should be deducted from additional paid in capital. Therefore, we have revised our financial statements to deduct preferred stock dividends previously charged to accumulated deficit from additional paid in capital. This revision has no impact on our total consolidated stockholders' equity. The revision also had no effect on our consolidated statements of operations or statements of cash flows for 2002 or 2001.

      This table recaps the adjustments related to the revision of our preferred stock dividends for the periods presented (in thousands):

                                           AS                                      AS
                                        REPORTED            REVISION            REVISED
                                        --------            --------            --------
Balance January 1, 2001
  Additional paid-in capital            $109,086            $ (3,938)           $105,148
  Accumulated deficit                   $(55,560)           $  3,938            $(51,622)

Balance December 31, 2001
  Additional paid-in capital            $109,168            $(11,186)           $ 97,982
  Accumulated deficit                   $(45,005)           $ 11,186            $(33,819)

Balance December 31, 2002
  Additional paid-in capital            $109,167            $(18,845)           $ 90,322
  Accumulated deficit                   $(41,600)           $ 18,845            $(22,755)

      Our financial statements for the year ended December 31, 2001, were audited by Arthur Andersen LLP, who issued an unqualified opinion on our 2001 financial statements. Since Arthur Andersen has ceased operations, they are no longer available to audit the revised reporting of the preferred stock dividends and re-issue their audit report. As we were unable to have the adjustments pertaining to our 2001 financial statements audited by our filing deadline, the Arthur Andersen unqualified opinion has been removed and our 2001 financial statements and related note disclosures contained herein are unaudited and are labeled as such. As a result, this Annual Report on Form 10-K does not completely satisfy the financial statement requirements of Regulation S-X.

      Since we are unable to file three years of audited financial information in this 2003 Annual Report on Form 10-K as required under Rules 3-01 and 3-02 of Regulation S-X, our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") will not be in full compliance with the requirements of the Exchange Act. As a result, the effectiveness of our Registration Statement on Form S-8 (No. 333-64999) will be suspended, and we will be unable to issue shares under our stock option plans and agreements. In addition, we will not be in compliance with Item 13(a) (1) of Schedule 14A under the Exchange Act in connection with our solicitation of proxies for our 2004 annual meeting of shareholders. During any period when we are not current with our SEC reports, neither our affiliates nor any person that purchased shares from us in a private offering during the preceding two years will be able to sell their shares in public markets pursuant to Rule 144 under the Securities Act of 1933.

      Because of the recent identification of this issue, it was impracticable to complete a re-audit of our 2001 financial statements by our filing deadline. While the consolidated financial statements for 2001 are unaudited, they include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for that year. The consolidated financial statements for the fiscal years ended 2003 and 2002 have been audited by PricewaterhouseCoopers LLP.

BUSINESS AND ORGANIZATION

      Synagro Technologies, Inc., a Delaware corporation ("Synagro"), and collectively with its subsidiaries (the "Company") is a national water and wastewater residuals management company serving more than 1,000 municipal and industrial water and wastewater treatment accounts and has operations in 37 states and the District of Columbia. Synagro offers many services that focus on the beneficial reuse of organic nonhazardous residuals resulting from the wastewater treatment process. Synagro provides its customers with complete, vertically integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Synagro and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

      The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

PROPERTY, MACHINERY AND EQUIPMENT

      Property, machinery and equipment are stated at cost less accumulated depreciation. Depreciation is being recorded using the straight-line method over estimated useful lives of three to thirty years, net of estimated salvage values. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

      Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property, machinery and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in other income or expense in the statements of operations.

      Interest is capitalized on certain assets under construction. Approximately $1.1 million of capitalized interest was recorded in construction in process as of December 31, 2003.

GOODWILL

      Goodwill represents the excess of aggregate purchase price paid by the Company in acquisitions accounted for as purchases over the fair value of the net tangible assets acquired. Effective January 1, 2002, the Company discontinued amortization of goodwill in accordance with its adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

      Goodwill attributable to the Company's reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually unless factors otherwise indicate that an impairment may have occurred.

NONCOMPETE AGREEMENTS

      Included in other assets are noncompete agreements. These agreements are amortized on a straight-line basis over the term of the agreement, which is generally for two to ten years after the employee has separated from the Company. Noncompete agreements, net of accumulated amortization at December 31, 2003 and 2002, totaled approximately $0.2 million and $0.3 million, respectively. Amortization expense was approximately $0.1 million in 2003, $0.1 million in 2002, and $0.1 million in 2001 (unaudited).

SELF-INSURANCE LIABILITIES

      The Company is substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends, industry averages and actuarial assumptions regarding future claims development and claims incurred but not reported.

DEFERRED FINANCING COSTS

      Deferred financing costs, net of accumulated amortization at December 31, 2003 and 2002, totaled approximately $8.5 million and $8.6 million, respectively, and are included in other assets. Deferred financing costs are amortized to interest expense on a straight-line basis over the life of the underlying instruments, which is not materially different from the effective interest method.

REVENUE RECOGNITION

      Revenues generated from facilities operations and maintenance contracts are recognized either when wastewater residuals enter the facilities or when the residuals have been processed, depending on the contract terms. All other revenues under service contracts are recognized when the service is performed. Revenues related to long-term construction projects are recognized under percentage-of-completion accounting rules.

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

            Allowance for Doubtful Accounts -- The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Allowance for doubtful accounts at December 31, 2003 and 2002, was approximately $1.5 million and $1.3 million, respectively.

            Loss Contracts -- The Company evaluates its revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations.

            Property and Equipment/Long-Lived Assets -- Management adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during the first quarter of 2002. Property and equipment is reviewed for impairment pursuant to these provisions. The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges.

      The Company regularly incurs costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. The Company has recorded $14.7 million in property and long-term assets related to these activities at December 31, 2003, compared to $8.8 million at December 31, 2002. The Company routinely reviews the status of each of these projects to determine if these costs are realizable. If the Company is unsuccessful in obtaining the required permits, government approvals, or fulfilling the contract requirements, these costs will be expensed.

            Goodwill - Goodwill attributable to the Company's reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually unless factors otherwise indicate that an impairment may have occurred.

            Purchase Accounting -- The Company estimates the fair value of assets, including property, machinery and equipment and its related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition to the acquired assets and liabilities.

            Income Taxes -- The Company assumes the deductibility of certain costs in its income tax filings and estimates the recovery of deferred income tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from its estimates, the company may not realize deferred tax assets to the extent it was estimated.

            Legal and Contingency Accruals -- The Company estimates and accrues the amount of probable exposure it may have with respect to litigation, claims and assessments. These estimates are based on management's facts and the probabilities of the ultimate resolution of the litigation.

            Self-Insurance Reserves -- The Company is substantially self-insured for workers' compensation, employers' liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends, industry averages and actuarial assumptions regarding future claims development and claims incurred but not reported.

            Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

CONCENTRATION OF CREDIT RISK

      The Company provides services to a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers including state and local agencies, municipalities and private industries. The Company had one customer that accounted for approximately 17 percent, 15 percent and 14 percent of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively. No other customers accounted for more than ten percent of revenues. The Company reviews its accounts receivable and provides estimates of allowances as deemed necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these instruments. With the exception of the $150 million Senior Subordinated Notes, management believes the carrying amounts of the current and long-term debt approximate their fair value based on interest rates for the same or similar debt offered to the Company having the same or similar terms and maturities. As of December 31, 2003, the fair value of the $150 million Senior Subordinated Notes totaled approximately $165 million.

INCOME TAXES

      The Company files a consolidated return for federal income tax purposes. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This standard provides the method for determining the appropriate asset and liability for deferred income taxes, which are computed by applying applicable tax rates to temporary differences. Therefore, expenses recorded for financial statement purposes before they are deducted for income tax purposes create temporary differences, which give rise to deferred income tax assets. Expenses deductible for income tax purposes before they are recognized in the financial statements create temporary differences which give rise to deferred income tax liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

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

      Effective January 1, 2002, the Company discontinued the amortization of goodwill in accordance with its adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The following table provides pro forma disclosure of net income (loss) and earnings (loss) per share for the year ended December 31, 2001, as if goodwill had not been amortized and disclosure of actual results for the years ended December 31, 2003 and 2002, for comparative purposes:

                                                                                            YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                                ------------------------------------
                                                                              2003              2002              2001
                                                                          ------------      -------------      ------------
                                                                                                               (UNAUDITED)
         Reported net income (loss) applicable to common stock ......     $       (931)     $       3,405      $     10,555
         Add back:  Goodwill amortization, net of tax ...............               --                 --             3,314
                                                                          ------------      -------------      ------------
         Adjusted net income (loss) .................................     $       (931)     $       3,405      $     13,869
                                                                          ============      =============      ============

         Basic income (loss) per share:
             Reported earnings (loss) per share .....................     $      (0.05)     $        0.17      $       0.54
             Adjusted earnings (loss) per share .....................            (0.05)              0.17              0.71

         Diluted income (loss) per share:
             Reported earnings (loss) per share .....................     $      (0.05)     $        0.17      $       0.36
             Adjusted earnings (loss) per share .....................            (0.05)              0.17              0.43

      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, were as follows (in thousands):

                    Balance at January 1, 2002 ..............     $     163,739
                    Goodwill acquired during the year .......             4,643
                    Adjustments .............................                82
                                                                  -------------
                    Balance at January 1, 2003 ..............           168,464
                    Goodwill acquired during the year .......             3,150
                    Adjustments .............................               784
                                                                  -------------
                    Balance at December 31, 2003 ............     $     172,398
                                                                  =============

      The goodwill acquired during the year relates to the Company's acquisition of Aspen Resources, Inc. ("Aspen") (see Note 2), while goodwill adjustments primarily represent payments of contingent consideration made on acquisitions prior to 2003.

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Among other things, SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board ("APB") Opinion No. 30. SFAS No. 145 is effective for the Company beginning January 1, 2003. As a result of this statement, the Company reclassified its write off of $7.2 million of deferred debt costs that it originally recorded in 2002 as an extraordinary loss on early extinguishment of debt of $7.2 million, net of taxes of $2.8 million, to other expense and provision for income taxes, respectively, in the accompanying consolidated statement of operations for 2002.

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

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Company adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002. Additionally, on January 1, 2003, the accounting requirements were adopted with no effect on the Company's financial position or results of operations.

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

      The Company continues to apply APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the accompanying condensed consolidated financial statements for its stock option plans. Had the Company elected to apply SFAS No. 123, the Company's net income and income per diluted share would have approximated the pro forma amounts indicated below:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     -----------------------
                                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                              2003             2002               2001
                                                                          -----------        ----------        ----------
                                                                                                               (UNAUDITED)
    Net income (loss) applicable to common stock,
      as reported ....................................................    $      (931)       $    3,405        $   10,555
    Less: Compensation expense per SFAS No. 123,
      net of tax .....................................................    $     2,390        $    2,697        $    4,122
    Pro forma income (loss) after effect of SFAS No. 123 .............    $    (3,321)       $      708        $    6,433
    Diluted earnings (loss) per share, as reported ...................    $     (0.05)       $     0.17        $     0.36
    Pro forma earnings (loss) per share after effect of
      SFAS No. 123 ...................................................    $     (0.17)       $     0.04        $     0.13

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value of $1.63, $1.35 and $1.49 for grants made during the years ended December 31, 2003, 2002, and 2001, respectively. The following assumptions were used for option grants made during 2003, 2002, and 2001, respectively: expected volatility of 58 percent, 42 percent and 82 percent; risk-free interest rates of
3.98 percent, 5.20 percent and 4.97 percent; expected lives of up to ten years and no expected dividends to be paid. The compensation expense included in the above pro forma data may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

      On January 1, 2003, the Company adopted SFAS No. 143, "Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. The Company's asset retirement obligations primarily consist of equipment dismantling and foundation removal at certain facilities and temporary storage facilities. During the first quarter of 2003, the Company recorded a charge related to the cumulative effect of change in accounting for asset retirement obligations, net of tax, totaling approximately $0.5 million (approximately $0.8 million before tax), increased liabilities to approximately $1.6 million, and increased property, plant and equipment by approximately $0.5 million. There was no impact on the Company's cash flows as a result of adopting SFAS No. 143. The pro forma asset retirement obligation would have been approximately $1.4 million at January 1, 2001, and approximately $1.5 million and $1.6 million at December 31, 2001 and 2002, respectively, had the Company adopted SFAS No. 143 on January 1, 2001 (unaudited). The asset retirement obligation, which is included on the consolidated balance sheet in other long-term liabilities including accretion of approximately $0.1 million, was approximately $1.7 million at December 31, 2003.

      The pro forma effect on net income before preferred stock dividends, net income applicable to common stock and income per share had SFAS No. 143 been adopted as of January 1, 2001, would have been as follows:

                                                     YEAR ENDED                  YEAR ENDED
                                                  DECEMBER 31, 2002          DECEMBER 31, 2001
                                                -------------------        ----------------------
                                                  AS           PRO            AS           PRO
                                               REPORTED       FORMA        REPORTED        FORMA
                                               --------      -------       --------       -------
                                                      (in thousands except per share data)
                                                                                (unaudited)
Net income before preferred stock dividend .... $11,064     $10,882        $17,803       $17,374
Income applicable to common stock ............. $ 3,405     $ 3,223        $10,555       $10,126
Income per share:
   Basic ...................................... $  0.17     $  0.16        $  0.54       $  0.52
   Diluted .................................... $  0.17     $  0.16        $  0.36       $  0.35

      In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 defines a variable interest entity as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires an entity to consolidate a variable interest entity if that entity will absorb a majority of the variable interest entity's expected losses if they occur, receive a majority of the variable interest entity's expected residual returns if they occur, or both. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the pronouncement were initially to be effective for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB delayed the effective date of FIN No. 46 on these entities to the first period beginning after December 15, 2003. We determined that we do not have any variable interest entities at December 31, 2003, as defined by the pronouncement.

      In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after September 30, 2003, (except for certain exceptions) and for hedging relationships designated after September 30, 2003. The Company adopted SFAS No. 149 in the fourth quarter of 2003 and there was no effect on the Company's results of operations or financial position.

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

      While the Company does have mandatory redeemable preferred stock with characteristics of both liabilities and equity, the Series D and Series E preferred stock is also convertible to shares of the Company's common stock at the option of the holder up until the mandatory redemption date. Additionally, the option feature held by the holder is considered to be substantive as the conversion price was less than the market price at the date of issuance. Based on the above features of the preferred stock, the adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

RECLASSIFICATIONS

      Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

(2) ACQUISITIONS

2003 ACQUISITION

      In May 2003, the Company purchased Aspen Resources, Inc. The purchase of Aspen provides the Company with added expertise in the management of pulp and paper organic residuals. The allocation of purchase price resulted in approximately $3.2 million of goodwill. The assets acquired and liabilities assumed relating to the acquisition are summarized below (in thousands):

         Cash paid, including transaction costs, net of cash acquired.........   $      3,832
         Note payable to former owner.........................................            500
         Less:  Net assets acquired...........................................         (1,182)
                                                                                 ------------
         Goodwill.............................................................   $      3,150
                                                                                 ============

      If certain post-closing conditions are met as defined in the purchase agreement, the note payable to the former owners is due in equal, monthly installments with interest payable at an annual rate of five percent. The Company currently believes these post-closing conditions will be met.

2002 ACQUISITION

      In August 2002, the Company purchased Earthwise Organics, Inc. and Earthwise Trucking (collectively "Earthwise"), a Class A biosolids and manure composting and marketing company. The purchase of Earthwise provides the Company with a distribution channel for Class A products and a strategic platform to grow the Company's product marketing presence. In connection with the purchase of Earthwise, the former owners are entitled to receive up to an additional $4.0 million subsequent to August 2005 if certain performance targets are met over this three-year period. The allocation of the purchase price resulted in approximately $4.9 million of goodwill subject to future payments to the former owners described above. The assets acquired and liabilities assumed relating to the acquisition are summarized below (in thousands):

        Cash paid, including transaction costs, net of cash acquired .........  $     3,580
        Note payable to former owner .........................................        1,500
        Less: Net assets acquired ............................................        (219)
                                                                                -----------
        Goodwill .............................................................  $     4,861
                                                                                ===========

      The note payable to the former owners is due in three equal, annual installments beginning in October 2003, with interest payable quarterly at a rate of five percent. The first payment was made September 30, 2003.

      Results of operations of Aspen and Earthwise are included in the accompanying consolidated statements of operations as of May 7, 2003, and August 26, 2002, respectively. Pro forma results of operations, as if these entities had been acquired as of the beginning of their respective acquisition years, have not been presented as such results are not considered to be materially different from the Company's actual results.

(3) PROPERTY, MACHINERY AND EQUIPMENT

      Property, machinery and equipment consist of the following:

                                                                                        DECEMBER 31,
                                                           ESTIMATED USEFUL    -------------------------------
                                                             LIFE-IN YEARS          2003              2002
                                                           ----------------    --------------    -------------
                                                                                       (IN THOUSANDS)
         Land .....................................                N/A         $        3,623    $       3,568
         Buildings and improvements ...............               7-25                 33,684           32,740
         Machinery and equipment ..................               3-30                218,558          211,161
         Office furniture and equipment ...........               3-10                  5,427            3,843
         Construction in process ..................                 --                 11,542            6,159
                                                                               --------------    -------------
                                                                               $      272,834    $     257,471
         Less:  Accumulated depreciation ..........                                    59,137           44,140
                                                                               --------------    -------------
         Property, machinery and equipment, net ...                            $      213,697    $     213,331
                                                                               ==============    =============

(4) DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

      Activity of the Company's allowance for doubtful accounts consists of the following:

                                                                                           DECEMBER 31,
                                                                            -------------------------------------------
                                                                                2003           2002            2001
                                                                            ------------   ------------    ------------
                                                                                                           (UNAUDITED)
                                                                                          (IN THOUSANDS)
          Balance at beginning of year .................................    $      1,331   $      2,165    $      1,701
          Uncollectible receivables written off ........................            (753)          (869)             --
          Additions for bad debt expense ...............................             952             --              --
          Allowance for doubtful accounts established through
            purchase accounting ........................................              --             35             463
                                                                            ------------   ------------    ------------
          Balance at end of year .......................................    $      1,530   $      1,331    $      2,164
                                                                            ============   ============    ============

      Accounts payable and accrued expenses consist of the following:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2003            2002
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
                Accounts payable .........................    $      26,519   $      30,341
                Accrued legal and other claims costs .....            1,426             799
                Accrued interest .........................            4,222           4,253
                Accrued salaries and benefits ............            2,727           3,591
                Accrued insurance ........................            3,134           2,189
                Other accrued expenses ...................            9,451           7,639
                                                              -------------   -------------
                Total ....................................    $      47,479   $      48,812
                                                              =============   =============

(5) LONG-TERM DEBT OBLIGATIONS

      Long-term debt obligations consist of the following:

                                                                                 DECEMBER 31,
                                                                      -----------------------------------
                                                                            2003               2002
                                                                      ---------------     ---------------
                                                                                (IN THOUSANDS)
         Credit facility -- term loans ............................   $        44,274     $        60,336
         Subordinated debt ........................................           150,000             150,000
         Fair value adjustment of subordinated debt
             as a result of interest rate swaps ...................              (755)                 --
         Notes payable to former owners ...........................             1,500               1,500
         Other notes payable ......................................                20                  26
                                                                      ---------------     ---------------
                   Total debt .....................................   $       195,039     $       211,862
         Less: Current maturities .................................              (955)             (1,111)
                                                                      ---------------     ---------------
                   Long-term debt, net of current maturities ......   $       194,084     $       210,751
                                                                      ===============     ===============

CREDIT FACILITY

      On January 27, 2000, the Company entered into a $110 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt, to provide working capital for operations, to fund capital expenditures and other general corporate purposes. The Senior Credit Agreement was subsequently syndicated on March 15, 2000, and was amended August 14, 2000, and February 25, 2002, to increase the capacity. The Senior Credit Agreement was amended and restated on May 8, 2002. The Senior Credit Agreement bears interest at LIBOR or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement.

      During May 2003, the Company further amended its credit facility to increase the revolving loan commitment to approximately $95 million.

      The loan commitments under the Senior Credit Agreement are as follows:

      (i)   Revolving Loan up to $95 million outstanding at any time;

      (ii) Term B Loans (which, once repaid, may not be reborrowed) of $70 million; and

      (iii) Letters of Credit up to $50 million as a subset of the Revolving Loan. At December 31, 2003, the Company had approximately $29.1 million of Letters of Credit outstanding.

      The total credit facility can be increased to $150 million upon the request of the Company and bank approval. The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                                               REVOLVING         TERM
                            PERIOD ENDING DECEMBER 31,           LOAN            LOANS
                 ------------------------------------------   ----------       ---------
                 2002 .....................................           --            0.25%
                 2003 .....................................           --            1.00%
                 2004 .....................................           --            1.00%
                 2005 .....................................           --            1.00%
                 2006 .....................................           --            1.00%
                 2007 .....................................       100.00%           1.00%
                 2008 .....................................           --           94.75%
                                                              ----------       ---------
                                                                  100.00%         100.00%
                                                              ==========       =========

      The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of December 31, 2003. The Senior Credit Agreement is collateralized by all the assets of the Company and expires on December 31, 2008. As of December 31, 2003, the Company had approximately $65.9 million of unused borrowings under the Senior Credit Agreement, of which approximately $28.3 million is available for borrowing based on the ratio limitations included in the Senior Credit Agreement. On March 9, 2004, the Company amended its credit facility to, among other things, exclude certain charges from its financial covenant calculations, to clarify certain defined terms, to increase the amount of indebtedness permitted under its total leverage ratio, and to reset capital and operating lease limitations.

SENIOR SUBORDINATED NOTES

      In April 2002, the Company issued $150 million in principal amount of its 9 1/2 percent Senior Subordinated Notes due on April 1, 2009 (the "Notes"). The Notes are unsecured senior indebtedness and are guaranteed by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries ("the Guarantors"). As of December 31, 2003, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (see Note 18), were Guarantors of the Notes. Interest on the Notes accrues from April 17, 2002, and is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2002. On or after April 1, 2006, the Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on April 1 of the years indicated below:

                                     YEARS                          LOAN
                ------------------------------------------        --------
                2006 .....................................        104.750%
                2007 .....................................        102.375%
                2008 and thereafter ......................        100.000%

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

EARLY EXTINGUISHMENT OF DEBT

      In conjunction with the issuance of the Notes and entering into the Senior Credit Agreement, the Company paid the then outstanding subordinated debt and credit facility. In 2002, the Company recognized a charge of approximately $7.2 million related to the write-off of unamortized deferred financing costs and the difference in the debt carrying value affected by prior adjustments relating to the reverse swap previously designated as a fair value hedge. In accordance with SFAS No. 145, the Company reclassified its 2002 loss on early extinguishment of debt from its previous presentation as an extraordinary item, net of tax, to other expense and provision for income taxes, respectively. (See Note 1.)

NOTES PAYABLE TO SELLERS OF ACQUIRED BUSINESSES

      In connection with the Aspen acquisition, the Company entered into a $0.5 million note payable with the former owners of Aspen. If certain post-closing conditions are met, as defined in the purchase agreement, the note is payable monthly with interest payable at an annual rate of five percent beginning in the third quarter of 2004 through 2008. The Company currently believes these conditions will be met.

      In connection with the Earthwise acquisition, the Company entered into a $1.5 million note payable with the former owners of Earthwise. The note is payable in three equal, annual installments beginning in October 2003. Interest is payable quarterly at an annual rate of five percent beginning October 1, 2002. The first payment was made on September 30, 2003.

DERIVATIVES AND HEDGING ACTIVITIES

      On July 24, 2003, the Company entered into two interest rate swap transactions with two financial institutions to hedge the Company's exposure to changes in the fair value on $85 million of its Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on the Company's future interest payments. The terms of the interest rate swap contract and the underlying debt instruments are identical. The Company has designated these swap agreements as fair value hedges. The swaps have notional amounts of $50 million and $35 million and mature in April 2009 to mirror the maturity of the Notes. Under the agreements, the Company pays on a semi-annual basis (each April 1 and October 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives a fixed-rate interest of 9 1/2 percent. During 2003, the Company recorded interest savings related to these interest rate swaps of $1 million, which served to reduce interest expense. The $0.8 million fair value of these derivative instruments is included in other long-term liabilities as of December 31, 2003. The carrying value of the Company's Notes was decreased by the same amount.

      On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the Retired Swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income recognized for the year ended December 31, 2003, was approximately $0.5 million.

      The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. Accordingly, the Company discontinued using hedge accounting for the reverse swap agreement on April 17, 2002. From April 17, 2002, through June 25, 2002, the fair value of this fixed-to-floating reverse swap decreased by $1.7 million. This $1.7 million mark-to-market gain was included in other income in the second quarter of 2002 financial statements. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $2.8 million is reflected in other long-term liabilities at December 31, 2003. The loss recognized during 2003 related to the floating-to-fixed interest rate swap agreement was approximately $0.2 million, while the gain recognized related to the reverse swap agreement was approximately $0.1 million. The amount of the ineffectiveness of the reverse swap agreement charged to other expense was approximately $0.1 million for the year ended December 31, 2003.

FUTURE PAYMENTS

      At December 31, 2003, future minimum principal payments of long-term debt, nonrecourse Project Revenue Bonds (see Note 6) and Capital Lease Obligations (see Note 7) are as follows (in thousands):

                                                                         NONRECOURSE        CAPITAL
                                                       LONG-TERM           PROJECT           LEASE
                     YEAR ENDED DECEMBER 31,              DEBT           REVENUE BONDS     OBLIGATIONS        TOTAL
              -----------------------------------     -------------     --------------    ------------     -----------
              2004 ...............................    $         955     $        2,570    $      2,678     $     6,203
              2005 ...............................              955              2,710           2,780           6,445
              2006 ...............................              455              1,194           2,493           4,142
              2007 ...............................              448                 --           3,211           3,659
              2008 ...............................           42,981              1,332           3,823          48,136
              2009-2013 ..........................          150,000             20,160             441         170,601
              2014-2018 ..........................               --             26,209              --          26,209
              Thereafter .........................               --             10,696              --          10,696
                                                      -------------     --------------    ------------     -----------
              Total...............................    $     195,794     $       64,871    $     15,426     $   276,091
                                                      =============     ==============    ============     ===========

(6) NONRECOURSE PROJECT REVENUE BONDS

                                                                                               DECEMBER 31,        DECEMBER 31,
                                                                                                   2003                2002
                                                                                               ------------        ------------
                                                                                                        (IN THOUSANDS)
      Maryland Energy Financing Administration Limited Obligation
        Solid Waste Disposal Revenue Bonds, 1996 series --
           Revenue bonds due 2001 to 2005 at stated interest
             rates of 5.45% to 5.85% .................................................           $  5,280            $  7,710
           Term revenue bond due 2010 at stated interest rate of 6.30% ...............             16,295              16,295
           Term revenue bond due 2016 at stated interest rate of 6.45% ...............             22,360              22,360
                                                                                                 --------            --------
                                                                                                   43,935              46,365
      California Pollution Control Financing Authority Solid Waste
        Revenue Bonds --
           Series 2002A -- Revenue bonds due 2008 to 2024 at
             stated interest rates of 4.375% to 5.50% ................................             19,741              19,715
           Series 2002B-- Revenue bonds due 2006 at stated interest
             rate of 4.25% ...........................................................              1,195               1,191
                                                                                                 --------            --------
                                                                                                   20,936              20,906
                                                                                                 --------            --------
      Total nonrecourse project revenue bonds ........................................             64,871              67,271
           Less:  Current maturities .................................................             (2,570)             (2,430)
                                                                                                 --------            --------
           Nonrecourse project revenue bonds, net of current maturities ..............           $ 62,301            $ 64,841
                                                                                                 ========            ========

       Amounts recorded in other assets as restricted cash -
           debt service fund .........................................................           $  7,275            $  7,491
                                                                                                 ========            ========

      In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58.6 million. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now Synagro's wholly owned subsidiary known as Synagro-Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Maryland Project Revenue Bonds in connection with its acquisition of the Bio Gro division of Waste Management, Inc. ("Bio Gro") in 2000. Maryland Project Revenue Bonds in the aggregate amount of approximately $14.6 million have already been repaid. The remaining Maryland Project Revenue Bonds bear interest at annual rates between 5.75 percent and 6.45 percent and mature on dates between December 1, 2004, and December 1, 2016.

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

      Synagro-Baltimore, L.L.C. guarantees the performance of services under the underlying service agreements with the City of Baltimore. Under the terms of the Bio Gro acquisition purchase agreement, Waste Management, Inc. also guarantees the performance of services under those service agreements. Synagro has agreed to pay Waste Management $0.5 million per year beginning in 2007 until the Maryland Project Revenue Bonds are paid or its guarantee is removed. Neither Synagro-Baltimore, L.L.C nor Waste Management has guaranteed payment of the Maryland Project Revenue Bonds or the loan funded by the Maryland Project Revenue Bonds.

      The loan agreement, based on the terms of the related indenture, requires that Synagro place certain monies in restricted fund accounts and that those funds be used for various designated purposes (e.g., debt service reserve funds, bond funds, etc.). Monies in these funds will remain restricted until the Maryland Project Revenue Bonds are paid.

      At December 31, 2003, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $55.8 million and restricted cash of approximately $6.4 million, of which approximately $5.6 million is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company's request.

      In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds in the aggregate amount of $20.9 million (net of original issue discount of $0.4 million). The nonrecourse revenue bonds consist of $19.7 million (net of original issue discount of $0.4 million) Series 2002-A ("Series A") and $1.2 million (net of original issue discount of $9,000) Series 2002-B ("Series B") (collectively, the "Bonds"). The Authority loaned the proceeds of the Bonds to Sacramento Project Finance, Inc., a wholly owned subsidiary of the Company, pursuant to a loan agreement dated December 1, 2002. The purpose of the loan is to finance the design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional Sanitation District. The Bonds bear interest at annual rates between 4.25 percent and 5.5 percent and mature on dates between December 1, 2006, and December 1, 2024.

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

      At December 31, 2003, the Bonds are partially collateralized by restricted cash of approximately $13.9 million, of which approximately $1.7 million is in a debt service fund that was established to secure certain payments and can be utilized to make the final payment at the Company's request, and the remainder is reserved for construction costs expected to be incurred after notice to proceed is received. The Company is not a guarantor of the Bonds or the loan funded by the Bonds.

      Nonrecourse Project Revenue Bonds are excluded from the financial covenant calculations required by the Company's Senior Credit Facility.

(7) CAPITAL LEASE OBLIGATIONS

      During 2003, the Company entered into various capital lease transactions to purchase transportation and operating equipment. The capital leases have lease terms of three to six years with interest rates from 5.0 percent to 7.18 percent. The net book value of the equipment related to these capital leases totaled approximately $7.8 million as of December 31, 2003.

      During 2002, the Company entered into capital lease agreements to purchase transportation equipment. The lease terms are for three to six years with interest rates from 6.03 percent to 8.61 percent. The net book value of the equipment related to these capital leases totaled approximately $8.4 million as of December 31, 2003. There were no capital leases at December 31, 2001.

      Future minimum lease payments, together with the present value of the minimum lease payments, are as follows (in thousands):

      YEAR ENDED DECEMBER 31,
      -----------------------
           2004 .................................................       $  3,600
           2005 .................................................          3,520
           2006 .................................................          3,059
           2007 .................................................          3,610
           2008 .................................................          3,823
           Thereafter ...........................................            450
                                                                        --------
      Total minimum lease payments ..............................         18,062
      Amount representing interest ..............................         (2,636)
                                                                        --------
           Present value of minimum lease payments ..............         15,426
           Current maturities of capital lease obligations ......         (2,678)
                                                                        --------
           Long-term capital lease obligations ..................       $ 12,748
                                                                        ========

(8) INCOME TAXES

      The following summarizes the provision for income taxes included in the Company's consolidated statement of operations:

                                                                      YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                 2003           2002           2001
                                                             ------------    -----------    ----------
                                                                                            (UNAUDITED)
                                                                           (IN THOUSANDS)
Provision for income taxes ...........................       $      5,225    $     6,784    $      573
Income tax benefit related to
  cumulative effect of change in
  accounting for asset retirement
  obligations ........................................               (292)            --            --
                                                             ------------    -----------    ----------
                                                             $      4,933    $     6,784    $      573
                                                             ============    ===========    ==========

      Federal and state income tax provisions are as follows:

                                               YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                          2003           2002           2001
                                       ----------    ------------   -----------
                                                                    (UNAUDITED)
                                                    (IN THOUSANDS)
Federal:
  Current ....................         $       --    $         --   $        --
  Deferred ...................              4,270           6,251           390
State:
  Current ....................                419             137           175
  Deferred ...................                244             396             8
                                       ----------    ------------   -----------
                                       $    4,933    $      6,784   $       573
                                       ==========    ============   ===========

      Actual income tax provision differs from income tax provision computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                     2003           2002           2001
                                                                   -------        -------      -----------
                                                                                               (UNAUDITED)
Provision at the statutory rate .................................     35.0%          35.0%          35.0%
Increase (decrease) resulting from:
  State income taxes, net of benefit for federal deduction ......      3.8%           2.7%           0.6%
  Other items, net ..............................................      1.6%           0.3%         (11.4)%
  Change in accounting for derivatives ..........................      0.0%           0.0%          (3.2)%
  Special credits, net ..........................................      0.0%           0.0%          (9.8)%
  Change in valuation allowance .................................      0.0%           0.0%          (8.4)%
                                                                   -------        -------        -------
                                                                      40.4%          38.0%           2.8%
                                                                   =======        =======        =======

      Significant components of the Company's deferred tax assets and liabilities for federal income taxes consist of the following (in thousands):

                                                                                     DECEMBER 31,
                                                                             -----------------------------
                                                                              2003                  2002
                                                                             -------              --------
                                                                                    (IN THOUSANDS)
      Deferred tax assets --
        Net operating loss carryforwards ..............................      $33,342              $ 31,840
        Alternative minimum tax credit ................................           40                    40
        Accruals not currently deductible for tax purposes ............        3,438                 3,755
        Allowance for bad debts .......................................          566                   403
        Other .........................................................        1,212                 1,402
                                                                             -------              --------
           Total deferred tax assets ..................................       38,598                37,440
      Valuation allowance for deferred tax assets .....................           --                   (94)
      Deferred tax liability --
        Differences between book and tax bases of fixed assets ........       39,651                35,900
        Differences between book and tax bases of goodwill ............        7,853                 5,623
                                                                             -------              --------
           Total deferred tax liabilities .............................       47,504                41,523
                                                                             -------              --------
           Net deferred tax liability .................................      $ 8,906              $  4,177
                                                                             =======              ========

      As of December 31, 2003, the Company had net operating loss ("NOL") carryforwards of approximately $90.0 million available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Accordingly, the Company's ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. The net deferred tax liability is recorded in other long-term liabilities in the accompanying consolidated balance sheet.

(9) COMMITMENTS AND CONTINGENCIES

LEASES

      The Company leases certain facilities and equipment for its corporate and operations offices under noncancelable long-term operating lease agreements. Rental expense was approximately $7.5 million, $5.0 million and $4.8 million for 2003, 2002 and 2001, respectively. Minimum annual rental commitments under these leases are as follows (in thousands):

                     YEAR ENDING DECEMBER 31,
                     ------------------------
                     2004 ...............................     $    8,208
                     2005 ...............................          6,216
                     2006 ...............................          4,289
                     2007 ...............................          3,691
                     2008 ...............................          3,521
                     Thereafter .........................         16,439
                                                              ----------
                                                              $   42,364
                                                              ==========

      During 2003, the Company entered into operating lease transactions to use transportation and operating equipment. The operating leases have terms of two to eight years. Additionally, the Company has guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.4 million as of December 31, 2003.

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

Riverside County

      The parties have settled all pending litigation between the Company and Riverside County. Synagro has agreed to pay host fees for biosolids received at the facility and that the conditional use permit ("CUP") will expire December 31, 2008, which is nine months earlier than when it was originally set to expire.

      The Company leases land and operates a composting facility in Riverside County, California, under a conditional use permit ("CUP"). The CUP allows for a reduction in material intake and CUP term in the event of noncompliance with the CUP's terms and conditions. In response to alleged noncompliance due to excessive odor, on or about June 22, 1999, the Riverside County Board of Supervisors attempted to reduce the Company's intake of biosolids from 500 tons per Day to 250 tons per day. The Company believed that this was not an authorized action by the Board of Supervisors. On September 15, 1999, the Company was granted a preliminary injunction restraining and enjoining the County of Riverside ("County") from restricting the Company's intake of biosolids at its Riverside composting facility.

      In the lawsuit that the Company filed in the Superior Court of California, County of Riverside, the Company also complained that the County's treatment of the Company is in violation of its civil rights under U.S.C. Section 1983 and that its due process rights were being affected because the County was improperly administering the odor protocol, as well as other terms in the CUP. The County alleged that the odor "violations," as well as the Company's actions in not reducing intake, could reduce the term of the CUP. The Company disagreed and challenged the County's position in the lawsuit.

      The Company has incurred approximately $667,000 of project costs in connection with the Company's efforts to relocate the facility prior to the current settlement. Since the Company will now remain at the existing Riverside County site, these costs were written off through depreciation expense in cost of services in the fourth quarter of 2003.

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

      In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. The Company estimated its exposure at approximately $1.0 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company believes accruals of approximately $1.0 million as of December 31, 2003, are adequate to provide for its exposures. The final resolution of these exposures could be substantially different from the amount recorded.

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

OTHER

      During 2003, the Company entered into a settlement agreement with one of its customers related to certain outstanding issues, including, among other things, equipment and building acceptance and warranty obligations. These obligations were assumed by the

Company in connection with the Bio Gro acquisition, which closed in August 2000. These obligations were included as a liability in the opening balance sheet recorded by the Company for the Bio Gro acquisition. Under the agreement, the customer agreed to pay approximately $0.7 million for amounts due the Company, while the Company agreed to pay the customer approximately $1.4 million in exchange for the settlement of the outstanding issues, including termination of future warranty obligations. In connection with the agreement, the Company reduced its liabilities for these obligations by approximately $2.0 million. This amount was recorded as a reduction of cost of sales in the accompanying condensed consolidated statements of operations in 2003.

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

      As of March 26, 2004, Synagro has issued performance bonds of approximately $117 million and other guarantees. Such financial instruments are given in the ordinary course of business. Synagro insures the majority of its contractual obligations through performance bonds.

SELF-INSURANCE

      The Company is substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends, industry averages, and actuarial assumptions regarding future claims development and claims incurred but not reported.

(10) OTHER COMPREHENSIVE LOSS

      The Company's accumulated comprehensive loss for the twelve months ended December 31, 2003 and 2002, is summarized as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                      2003            2002            2001
                                                                      ----            ----            ----
                                                                                 (IN THOUSANDS)
                                                                                                  (UNAUDITED)
         Cumulative effect of change in accounting for
            derivatives ......................................    $     (2,058)    $    (2,058)   $    (2,058)
         Change in fair value of derivatives .................          (2,201)         (2,201)        (2,201)
         Reclassification adjustment to earnings .............           2,159           1,346            533
         Tax benefit of changes in fair value ................             798           1,107          1,416
                                                                  ------------     -----------    -----------
                                                                  $     (1,302)    $    (1,806)   $    (2,310)
                                                                  ============     ===========    ===========

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

SERIES D REDEEMABLE PREFERRED STOCK

      The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, the Company issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock or any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock excluding accrued dividends were converted at December 31, 2003, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

      The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,254.462 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock excluding accrued dividends were converted at December 31, 2003, they would represent 17,903,475 shares of common stock.

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

      The following table summarizes the net income and weighted average shares to reconcile basic EPS and diluted EPS for the fiscal years 2003, 2002, and 2001 (in thousands except share and per share data):

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                   ------------------------------------------
                                                                                      2003            2002           2001
                                                                                   ------------    -----------   ------------
                                                                                                                 (UNAUDITED)
      Net income before cumulative effect of change in accounting for derivatives and asset retirement obligations and preferred stock
         dividends .............................................................   $      7,754    $    11,064   $     19,664
      Cumulative effect of change in accounting for asset retirement
         obligations ...........................................................            476             --             --
      Cumulative effect of change in accounting for derivatives ................             --             --          1,861
                                                                                   ------------    -----------   ------------
      Net income before preferred stock dividends ..............................          7,278         11,064         17,803
      Preferred stock dividends ................................................          8,209          7,659          7,248
                                                                                   ------------    -----------   ------------
      Net income (loss) applicable to common stock .............................   $       (931)   $     3,405   $     10,555
                                                                                   ============    ===========   ============

      Basic
         Earnings (loss) per share before cumulative effect of change in
            accounting for derivatives and asset retirement obligations ........   $      (0.03)   $      0.17   $       0.64
        Cumulative effect of change in accounting for asset retirement
            obligations ........................................................          (0.02)            --             --
         Cumulative effect of change in accounting for derivatives .............             --             --          (0.10)
                                                                                   ------------    -----------   ------------
         Net income (loss) per share ...........................................   $      (0.05)   $      0.17   $       0.54
                                                                                   ============    ===========   ============

      Weighted average shares outstanding for basic earnings per
         share calculation .....................................................     19,775,821     19,627,132     19,457,389

      Diluted
         Earnings (loss) per share before preferred stock dividends and cumulative effect of change in accounting for
            derivatives and asset retirement obligations .......................   $      (0.03)   $      0.17   $       0.40
        Cumulative effect of change in accounting for asset retirement
            obligations ........................................................          (0.02)            --             --
         Cumulative effect of change in accounting for derivatives .............             --             --          (0.04)
                                                                                   ------------    -----------   ------------
         Net income (loss) per share ...........................................   $      (0.05)   $      0.17   $       0.36
                                                                                   ============    ===========   ============

      Weighted average shares:

      Weighted average shares outstanding for basic earning per share
         calculation ...........................................................     19,775,821     19,627,132     19,457,389
      Effect of dilutive stock options .........................................             --             --         10,095
      Effect of convertible preferred stock under the "if converted"
         method ................................................................             --             --     30,180,610
                                                                                   ------------    -----------   ------------
      Weighted average shares outstanding for diluted earnings per share .......     19,775,821     19,627,132     49,648,094
                                                                                   ============    ===========   ============

      Basic and diluted EPS are the same for 2003 and 2002 because diluted EPS was less dilutive than basic EPS. Accordingly, 35,494,147 and 32,899,330 shares representing common stock equivalents have been excluded from the diluted earnings per share calculations for 2003 and 2002, respectively.

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

(12) STOCK OPTION PLANS

      At December 31, 2003, the Company had outstanding stock options granted under the 2000 Stock Option Plan (the "2000 Plan") and the Amended and Restated 1993 Stock Option Plan (the "Plan") for officers, directors and key employees of the Company (collectively, the "Option Plans").

      At December 31, 2003, there were 3,795,000 options for shares of common stock reserved under the 2000 Plan for future grants. Effective with the approval of the 2000 Plan, no further grants will be made under the 1993 Plan. The exercise price of options granted shall be at least 100 percent (110 percent for 10 percent or greater stockholders) of the fair value of Common Stock on the date of grant. Options must be granted within ten years from the date of the Plan and become exercisable at such times as determined by the Plan committee. Options are exercisable for no longer than five years for certain ten percent or greater stockholders and for no longer than ten years for others.

      A summary of the Company's stock option plans as of December 31, 2003, 2002 and 2001, and changes during those years is presented below:

2000 Plan

                                                                                                           WEIGHTED
                                                                                                            AVERAGE
                                                                   SHARES UNDER       EXERCISE             EXERCISE
                                                                      OPTION         PRICE RANGE             PRICE
                                                                   ------------     --------------         ---------
        Options outstanding at January 1, 2001 (unaudited)....         925,000      $         2.50         $    2.50
            Granted (unaudited) ..............................       4,239,471         2.50 - 6.31              2.79
            Canceled (unaudited) .............................        (729,379)        2.50 - 6.31              2.77
                                                                     ---------      --------------         ---------
        Options outstanding at
          December 31, 2001 ..................................       4,435,092      $  2.50 - 6.31         $    2.73
            Granted ..........................................         345,000                2.50              2.50
            Canceled .........................................        (218,500)               2.50              2.50
                                                                     ---------      --------------         ---------
        Options outstanding at December 31, 2002 .............       4,561,592      $  2.50 - 6.31         $    2.73
            Granted ..........................................         127,500         2.50 - 2.61              2.52
            Canceled .........................................         (45,000)               2.50              2.50
                                                                     ---------      --------------         ---------
        Options outstanding at December 31, 2003 .............       4,644,092      $  2.50 - 6.31         $    2.72
                                                                     =========      ==============         =========
        Exercisable at December 31, 2003 .....................       1,923,637      $  2.50 - 6.31         $    2.71
                                                                     =========      ==============         =========

1993 Plan

                                                                                                          WEIGHTED
                                                                                                          AVERAGE
                                                               SHARES UNDER          EXERCISE             EXERCISE
                                                                  OPTION            PRICE RANGE            PRICE
                                                               ------------      ------------------     -----------
      Options outstanding at January 1, 2001 (unaudited) ..       1,310,273      $      2.00 - 8.25     $      3.42
          Exercised (unaudited) ...........................         (41,000)                   2.00            2.00
          Canceled (unaudited) ............................        (173,600)     $      2.75 - 8.25     $      3.48
                                                               ------------      ------------------     -----------
      Options outstanding at December 31, 2001 ............       1,095,673      $      2.00 - 6.31     $      3.47
          Canceled/expired ................................         (35,000)            3.00 - 3.63            3.18
                                                               ------------      ------------------     -----------
      Options outstanding at December 31, 2002 ............       1,060,673      $      2.00 - 6.31     $      3.48
          Canceled/expired ................................        (120,000)            2.75 - 4.00            3.48
                                                               ------------      ------------------     -----------
      Options outstanding at December 31, 2003 ............         940,673      $      2.00 - 6.31     $      3.48
                                                               ============      ==================     ===========
      Exercisable at December 31, 2003 ....................         940,673      $      2.00 - 6.31     $      3.48
                                                               ============      ==================     ===========

OTHER OPTIONS

      In addition to options issuable under the above plans, the Company has other options outstanding to employees and directors of the Company which were issued at exercise prices equal to the fair market value at the grant date of the options, and are summarized as follows:

                                                                                     WEIGHTED
                                                                                      AVERAGE
                                                               SHARES UNDER          EXERCISE            EXERCISE
                                                                  OPTION            PRICE RANGE            PRICE
                                                               ------------         ------------         --------
      Options outstanding at January 1, 2001 (unaudited) ..      2,470,595          $2.00 - 6.94          $ 3.71
          Canceled (unaudited) ............................       (493,641)          2.00 - 6.31            4.98
                                                               -----------          ------------          ------
      Options outstanding at December 31, 2001 ............      1,976,954          $2.00 - 6.94          $ 3.40
          Granted .........................................      1,000,000                  2.50            2.50
                                                               -----------          ------------          ------
      Options outstanding at December 31, 2002 ............      2,976,954          $2.00 - 6.94          $ 3.10
          Granted .........................................        150,000                  2.50            2.50
                                                               -----------          ------------          ------
      Options outstanding at December 31, 2003 ............      3,126,954          $2.00 - 6.94          $ 3.07
                                                               ===========          ============          ======
      Exercisable at December 31, 2003 ....................      2,176,954          $2.00 - 6.94          $ 2.31
                                                               ===========          ===========           ======


      The following ranges of options were outstanding as of December 31, 2003:

                                                                                          WEIGHTED AVERAGE
                    OUTSTANDING SHARES            EXERCISE PRICE      WEIGHTED AVERAGE    CONTRACTUAL LIFE
                    UNDER OPTION                       RANGE           EXERCISE PRICE        (IN YEARS)        EXERCISABLE
                    ------------------            --------------      ----------------    ----------------     -----------
                    6,453,970 ...............      $2.00 - 2.99         $   2.50                7.04            2,950,770
                    1,528,326 ...............       3.00 - 3.99             3.24                4.79            1,528,326
                      180,091 ...............       4.00 - 5.99             4.76                6.66              147,836
                      549,332 ...............       6.00 - 6.94             6.39                6.66              414,332

(13) REORGANIZATION COSTS

      In response to lower-than-expected operating results, management performed a review of its overhead structure and reorganized certain administrative functions. As a result of these decisions, we recorded $1.2 million of severance costs connected with the termination of 18 employees and consultants. These costs are reported as reorganization costs in the accompanying 2003 consolidated statement of operations. Approximately $0.7 million was recorded in accrued expenses at December 31, 2003, in the accompanying 2003 consolidated balance sheet related to the 2003 reorganization.

      During 2002, the Company reorganized by reducing the number of its operating regions, which resulted in approximately $0.7 million of severance costs in connection with the termination of 24 employees and approximately $0.3 million of terminated office lease arrangements. The total costs incurred of approximately $0.9 million have been reported as reorganization costs in the accompanying 2002 consolidated statement of operations. All costs related to the 2002 reorganization were paid as of December 31, 2003.

(14) SPECIAL CREDITS, NET (UNAUDITED)

      In 2001, the Company recognized $5.0 million of net special credits, which includes the $6.1 million special credit from litigation settlement related to claims between the Company and Azurix Corp. arising from financing and merger discussions between the companies that were terminated in October 1999 and settled in September 2001, partially offset by the $1.1 million of net special charges recognized in December 2001. The $1.1 million of net special charges includes a $2.2 million charge for the Company's estimated net exposure for unpaid insurance claims and other costs related to the Company's 1998 and 1999 policy periods for which coverage may not be available due to the pending liquidation status of the Company's previous insurance underwriter, Reliance National Indemnity Company, partially offset by a $1.1 million special credit resulting from the settlement of litigation as such matter was settled in an amount favorable to prior estimates.

(15) EMPLOYEE BENEFIT PLANS

      The Company sponsors a defined contribution retirement plan for full-time and some part-time employees. The plan covers employees at all of the Company's operating locations. The defined contribution plan provides for contributions ranging from 1 percent to 15 percent of covered employees' salaries or wages. The Company may make a matching contribution as a percentage of the employee contribution. For 2003, 2002 and 2001, the matching contributions totaled approximately $1.1 million, $1.1 million and $1.0 million, respectively.

(16) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Quarterly financial information for the years ended December 31, 2003 and 2002, is summarized as follows (in thousands, except per share data).

                                                      QUARTER ENDED                                  QUARTER ENDED
                                        --------------------------------------------    -----------------------------------------
                                         (in thousands, except for per share data)      (in thousands, except for per share data)
                                        MARCH 31,   JUNE 30,   SEPT. 30,    DEC. 31,    MARCH 31,   JUNE 30,   SEPT. 30,  DEC. 31,
                                          2003        2003       2003         2003        2002        2002        2002      2002
                                        --------    -------     -------     --------    --------    --------    -------   -------
      Revenues ......................   $ 63,229    $75,641     $79,634     $ 80,049    $ 56,817    $ 69,499    $74,712   $71,601
      Gross profit ..................     11,842     20,140      18,660       13,460      13,559      19,499     19,426    18,264
      Operating income ..............      5,537     14,214      12,616        4,045       7,763      13,861     13,328    11,849
      Net income (loss) applicable to
        common stock ................   $ (2,662)   $ 2,961     $ 2,230     $ (3,460)   $   (412)   $   (303)   $ 2,537   $ 1,584
      Earnings (loss) per share
        Basic .......................   $  (0.13)   $  0.15     $  0.11     $  (0.17)   $  (0.02)   $  (0.02)   $  0.13   $  0.08
        Diluted .....................   $  (0.13)   $  0.09     $  0.08     $  (0.17)   $  (0.02)   $  (0.02)   $  0.08   $  0.07

      The sum of the individual quarterly earnings per share amounts do not agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter, and the dilutive effects of the redeemable preferred stock and stock options, if applicable, in each quarter.

(17) RELATED PARTY

      Proceeds from the sale of $150 million aggregate principal amount of Notes were used to repay and refinance existing indebtedness under the Company's previous credit facility as of April 17, 2002, and the Company's subordinated debt. Affiliates of GTCR Golder Rauner LLC and The TCW Group, Inc., the Company's preferred stockholders, were participating lenders under the subordinated debt, and as such, they received the portion of the proceeds from the sale of the Notes that were used to retire all amounts outstanding under the subordinated debt, approximately $26.4 million each.

      As part of the purchase price of Earthwise, the Company entered into a $1.5 million note agreement with the former owners who stayed on as employees. The note is payable in three equal, annual installments beginning October 2003, and has an interest rate of five percent paid quarterly. The first payment was made on September 30, 2003.

      In May 2003, the Company incurred indebtedness of $0.5 million to the former owners of Aspen in connection with the Aspen acquisition. If certain post-closing conditions are met, as defined in the purchase agreement, the note to the former owners is payable monthly at an annual interest rate of five percent. The Company currently believes the post-closing conditions will be met.

      We maintain two leases with an affiliate of one of our stockholders. The first lease has an initial term through July 31, 2004, with an option to renew for an additional five-year period. Rental payments made under this lease in 2003 totaled approximately $0.1 million. The second lease has an initial term through December 31, 2013. Rental payments made under the second lease in 2003 totaled approximately $0.1 million.

(18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      As discussed in Note 6, as of December 31, 2003, all of the Company's subsidiaries, except the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (the "Non-Guarantor Subsidiaries"), are Guarantors of the Notes. Each of the Guarantor Subsidiaries is ultimately wholly owned by the parent company and the guarantees are unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheet as of December 31, 2003, and December 31, 2002, has been provided. As the Non-Guarantor Subsidiaries had no operations and cash flows from December 31, 2002, through December 31, 2003, because the construction of the facility is still in progress, no condensed consolidating statements of operations or cash flows have been provided.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                                               NON-
                                                                               GUARANTOR     GUARANTOR
                                                                  PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                ---------     ------------  ------------  ------------  ------------
                             ASSETS

Current Assets:
  Cash and cash equivalents ..............................      $      91       $     64       $    51      $     --     $     206
  Restricted cash ........................................             --          1,410            --            --         1,410
  Accounts receivable, net ...............................             --         59,581            --            --        59,581
  Note receivable, current portion .......................             --            342            --            --           342
  Prepaid expenses and other current assets ..............             --         10,840            --            --        10,840
                                                                ---------       --------       -------      --------     ---------
          Total current assets ...........................             91         72,237            51            --        72,379

Property, machinery & equipment, net .....................             --        207,833         5,864            --       213,697

Other Assets:
  Goodwill ...............................................             --        172,398            --            --       172,398
  Investments in subsidiaries ............................         76,551             --            --       (76,551)           --
  Restricted cash - construction fund ....................             --             --        12,184            --        12,184
  Restricted cash - debt service fund ....................             --          5,561         1,714            --         7,275
  Other, net .............................................          6,217          4,902         2,972            --        14,091
                                                                ---------       --------       -------      --------     ---------
          Total assets ...................................      $  82,859       $462,931       $22,785      $(76,551)    $ 492,024
                                                                =========       ========       =======      ========     =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt ......................      $     955       $     --       $    --      $     --     $     955
  Current portion of nonrecourse project revenue bonds ...             --          2,570            --            --         2,570
  Current portion of capital lease obligations ...........             --          2,678            --            --         2,678
  Accounts payable and accrued expenses ..................             --         46,915           564            --        47,479
                                                                ---------       --------       -------      --------     ---------
          Total current liabilities ......................            955         52,163           564            --        53,682

Long-Term Debt:
  Long-term debt obligations, net ........................        194,084             --            --            --       194,084
  Nonrecourse project revenue bonds, net .................             --         41,365        20,936            --        62,301
  Intercompany ...........................................       (267,433)       267,433            --            --            --
  Capital lease obligations, net .........................             --         12,748            --            --        12,748
                                                                ---------       --------       -------      --------     ---------
     Total long-term debt ................................        (73,349)       321,546        20,936            --       269,133

Other long-term liabilities ..............................          3,580         13,956            --            --        17,536
                                                                ---------       --------       -------      --------     ---------

          Total liabilities ..............................        (68,814)       387,665        21,500            --       340,351

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share .........................         86,299             --            --            --        86,299
Stockholders' Equity:
  Capital ................................................         82,153         37,804         1,285       (39,089)       82,153
  Accumulated deficit ....................................        (15,477)        37,462            --       (37,462)      (15,477)
  Accumulated other comprehensive loss ...................         (1,302)            --            --            --        (1,302)
                                                                ---------       --------       -------      --------     ---------
          Total stockholders' equity .....................         65,374         75,266         1,285       (76,551)       65,374
                                                                ---------       --------       -------      --------     ---------
Total liabilities and stockholders' equity ...............      $  82,859       $462,931       $22,785      $(76,551)    $ 492,024
                                                                =========       ========       =======      ========     =========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)
                                   (RESTATED)

                                                                                              NON-
                                                                                            GUARANTOR     GUARANTOR
                                                                 PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                                ---------    ------------  ------------  ------------   ------------
                            ASSETS

Current Assets:
  Cash and cash equivalents ..............................      $      81       $    158      $    --      $     --       $     239
  Restricted cash ........................................             --          1,696           --            --           1,696
  Accounts receivable, net ...............................             --         54,814           --            --          54,814
  Note receivable, current portion .......................             --            554           --            --             554
  Prepaid expenses and other current assets ..............             --         15,399           --            --          15,399
                                                                ---------       --------      -------      --------       ---------
          Total current assets ...........................             81         72,621           --            --          72,702

Property, machinery & equipment, net .....................             --        213,331           --            --         213,331

Other Assets:
  Goodwill ...............................................             --        168,464           --            --         168,464
  Investments in subsidiaries ............................         77,482             --           --       (77,482)             --
  Restricted cash - construction fund ....................             --             --       17,733            --          17,733
  Restricted cash - debt service fund ....................             --          5,778        1,713            --           7,491
  Other, net .............................................          6,371          5,410        1,965            --          13,746
                                                                ---------       --------      -------      --------       ---------
          Total assets ...................................      $  83,934       $465,604      $21,411      $(77,482)      $ 493,467
                                                                =========       ========      =======      ========       =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt ......................      $   1,111       $     --      $    --      $     --       $   1,111
  Current portion of nonrecourse project revenue bonds ...             --          2,430           --            --           2,430
  Current portion of capital lease obligations ...........             --          1,280           --            --           1,280
  Accounts payable and accrued expenses ..................             --         48,812           --            --          48,812
                                                                ---------       --------      -------      --------       ---------
          Total current liabilities ......................          1,111         52,522           --            --          53,633

Long-Term Debt:
  Long-term debt obligations, net ........................        209,225          1,526           --            --         210,751
  Nonrecourse project revenue bonds, net .................             --         43,935       20,906            --          64,841
  Intercompany ...........................................       (273,729)       273,729           --            --              --
  Capital lease obligations, net .........................             --          7,938           --            --           7,938
                                                                ---------       --------      -------      --------       ---------
     Total long-term debt ................................        (64,504)       327,128       20,906            --         283,530

Other long-term liabilities ..............................          3,436          8,977           --            --          12,413
                                                                ---------       --------      -------      --------       ---------

          Total liabilities ..............................        (59,957)       388,627       20,906            --         349,576

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share .........................         78,090             --           --            --          78,090
Stockholders' Equity:
  Capital ................................................         90,362         38,585          505       (39,090)         90,362
  Accumulated deficit ....................................        (22,755)        38,392           --       (38,392)        (22,755)
  Accumulated other comprehensive loss ...................         (1,806)            --           --            --          (1,806)
                                                                ---------       --------      -------      --------       ---------
          Total stockholders' equity .....................         65,801         76,977          505       (77,482)         65,801
                                                                ---------       --------      -------      --------       ---------
Total liabilities and stockholders' equity ...............      $  83,934       $465,604      $21,411      $(77,482)      $ 493,467
                                                                =========       ========      =======      ========       =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company filed a Form 8-K on August 7, 2002, confirming the dismissal of Arthur Andersen LLP as the Company's independent auditor and appointing PricewaterhouseCoopers LLP as the Company's independent auditor.

ITEM 9A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of

1934, as amended (the "Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) that is required to be included in our periodic filings under the Exchange Act.

                                    PART III

      In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company has filed with the Securities and Exchange Commission, not later than 120 days after December 31, 2003, a definitive proxy statement pursuant to Regulation 14A involving the election of directors. Reference is made to the sections of such proxy statement entitled "Other Information - Principal Stockholders," "Other Information - Executive Compensation," "Election of Directors - Management Stockholdings," "Principal Accountant Fees," and "Other Information - Certain Transactions," which sections and subsections of such proxy statement are incorporated herein.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Financial Statements and Exhibits:

      1. Financial Statements:

                                                                                         PAGE
                                                                                         ----
            Report of Independent Auditors - PricewaterhouseCoopers LLP ..............    37
            Consolidated Balance Sheets as of December 31, 2003 and 2002 (restated) ..    38
            Consolidated Statements of Operations for the Years Ended
               December 31, 2003, 2002 and 2001 (unaudited) ..........................    39
            Consolidated Statements of Stockholders' Equity for the Years Ended
               December 31, 2003, 2002 and 2001 (restated and unaudited) .............    40
            Consolidated Statements of Cash Flows for the Years Ended
               December 31, 2003, 2002 and 2001 (unaudited) ..........................    41
            Notes to Consolidated Financial Statements ...............................    43

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

            4.8   --    Stockholders Agreement dated August 14, 2000, by and
                        between Synagro Technologies Inc., GTCR Fund VII, L.P.,
                        GTCR Co-Invest, L.P., GTCR Capital Partners, L.P.,
                        TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent
                        Mezzanine Trust II, TCW Leveraged Income Trust, L.P.,
                        TCW Leveraged Income Trust II, L.P., and TCW Leveraged
                        Income Trust IV, L.P. (Incorporated by reference to
                        Exhibit 2.9 to the Company's Current Report on Form 8-K, dated August 28, 2000).

            4.9   --    Form of TCW/Crescent Warrant (Incorporated by reference
                        to Exhibit 2.10 to the Company's Current Report on Form
                        8-K, dated August 28, 2000).

            4.10  --    Form of GTCR Warrant (Incorporated by reference to
                        Exhibit 2.11 to the Company's Current Report on Form
                        8-K, dated August 28, 2000).

            10.1  --    Form of Indemnification Agreement (Incorporated by
                        reference to Appendix F to the Company's Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated May 9, 1996).

            10.2  --    Amended and Restated 1993 Stock Option Plan dated August
                        5, 1996 (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No.
                        333-64999), dated September 30, 1998).

            10.3  --    Stock Purchase Agreement dated March 31, 2000, by and
                        between Synagro Technologies, Inc. and Compost America
                        Holding Company, Inc. (Incorporated by reference to
                        Exhibit 2.1 to the Company's Current Report on Form 8-K, dated June 30, 2000).

            10.4  --    Earn Out Agreement dated June 15, 2000, by and among
                        Synagro Technologies, Inc. and Compost America Holding
                        Company, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated June
                        30, 2000).

            10.5  --    Purchase Agreement dated January 27, 2000, by and
                        between Synagro Technologies, Inc. and GTCR Fund VII,
                        L.P. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 17,
                        2000).

            10.6  --    Professional Services Agreement, dated January 27, 2000,
                        by and between Synagro Technologies, Inc. and GTCR Fund
                        VII, L.P. (Incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K, dated February
                        17, 2000).

            10.7  --    Amended and Restated Senior Subordinated Loan Agreement,
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

            10.8  --    Stock Purchase Agreement dated April 28, 2000, by and
                        among Synagro Technologies, Inc., Resco Holdings, Inc.,
                        Waste Management Holdings, Inc., and Waste Management,
                        Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated August 28,
                        2000).

            10.9  --    Amended and Restated Monitoring Agreement dated August
                        14, 2000, by and between Synagro Technologies, Inc.,
                        GTCR Golder Rauner, L.L.C., and TCW/Crescent Mezzanine
                        Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW
                        Leveraged Income Trust, L.P., TCW Leveraged Income Trust
                        II, L.P., and TCW Leveraged Income Trust IV, L.P.
                        (Incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K, dated August 28,
                        2000).

           10.10  --    Employment Agreement dated February 19, 1999, by and
                        between Synagro Technologies, Inc. and Ross M. Patten
                        (Incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 10-K/A, dated April 30,
                        2001); Agreement Concerning Employment Rights dated
                        January 27, 2000, by and between Synagro Technologies,
                        Inc. and Ross M. Patten (Incorporated by reference to
                        Exhibit 2.8 to the Company's Current Report on Form 8-K, dated February 17, 2000).(1)

           10.11  --    Employment Agreement dated February 19, 1999, by and
                        between Synagro Technologies, Inc. and Mark A. Rome
                        (Incorporated by reference to Exhibit 10.21 to the Company's Current Report on Form 10-K/A, dated April 30,
                        2001); Agreement Concerning Employment Rights dated
                        January 27, 2000, by and between Synagro Technologies,
                        Inc. and Mark A. Rome (Incorporated by reference to
                        Exhibit 2.9 to the Company's Current Report on Form 8-K, dated February 17, 2000).(1)

           10.12  --    Employment Agreement dated February 19, 1999, by and
                        between Synagro Technologies, Inc. and Alvin L. Thomas
                        II (Incorporated by reference to Exhibit 10.22 to the Company's Current Report on Form 10-K/A, dated April 30,
                        2001); Agreement Concerning Employment Rights dated
                        January 27, 2000, by and between Synagro Technologies,
                        Inc. and Alvin L. Thomas, II (Incorporated by reference to Exhibit 2.10 to the Company's Current Report on Form
                        8-K, dated February 17, 2000).(1)

           10.13  --    Employment Agreement dated May 10, 1999, by and between
                        Synagro Technologies, Inc. and J. Paul Withrow
                        (Incorporated by reference to Exhibit 2.11 to the Company's Current Report on Form 8-K, dated February 17,
                        2000); Agreement Concerning Employment Rights dated
                        January 27, 2000, by and between Synagro Technologies,
                        Inc. and J. Paul Withrow (Incorporated by reference to
                        Exhibit 2.12 to the Company's Current Report on Form
                        8-K, dated February 17, 2000).(1)

           10.14  --    Amendment No. 2 to Agreement Concerning Employment
                        Rights dated March 1, 2001, by and between Synagro
                        Technologies, Inc. and Ross M. Patten (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).(1)

           10.15  --    Amendment No. 2 to Agreement Concerning Employment
                        Rights dated March 1, 2001, by and between Synagro
                        Technologies, Inc. and Mark A. Rome (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).(1)

           10.16  --    Amendment No. 2 to Agreement Concerning Employment
                        Rights
                        dated March 1, 2001, by and between Synagro
                        Technologies, Inc. and Alvin L. Thomas, II (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).(1)

           10.17  --    Amendment No. 2 to Agreement Concerning Employment
                        Rights dated March 1, 2001, by and between Synagro
                        Technologies, Inc. and J. Paul Withrow (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).(1)

           10.18  --    2000 Stock Option Plan dated October 31, 2000
                        (Incorporated by reference to Exhibit A to the Company's
                        Proxy Statement on Schedule 14A for Annual Meeting of
                        Stockholders, dated September 28, 2000).(1)

           10.19  --    Employment Agreement dated March 1, 2002, by and between
                        Synagro Technologies, Inc. and Robert Boucher
                        (Incorporated by reference to the Company's Annual
                        Report on Form 10-K for the year ended December 31,
                        2001).(1)

           10.20  --    Amendment No. 1 to Employment Agreement dated effective
                        February 1, 2002, by and between Synagro Technologies,
                        Inc. and Randall S. Tuttle (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).(1)

           10.21  --    Third Amended and Restated Credit Agreement dated May 8,
                        2002, among Synagro Technologies, Inc., various financial institutions, and Bank of America, N.A.
                        (Incorporated by reference to the Company's Form 10-Q for the period ended March 31, 2002).

          10.22*  --    Amendment No. 3 to Employment Agreement dated effective
                        December 30, 2003, by and between Synagro Technologies,
                        Inc. and Ross M. Patten. (1)

           10.23* --    General Release dated effective December 30, 2003,
                        executed and delivered by Ross M. Patten in favor of Synagro Technologies, Inc. (1)

           21.1*  --    Subsidiaries of Synagro Technologies, Inc.

           23.1*  --    Consent of Independent Accountants

           31.1*  --    Section 302 Certification of Chief Executive Officer

           31.2*  --    Section 302 Certification of Chief Financial Officer

           32.1*  --    Section 906 Certification of Chief Executive Officer

           32.2*  --    Section 906 Certification of Chief Financial Officer

----------

*     Filed with this Form 10-K.

(1) Management contract or compensatory plan or agreement.

      (b) Reports on Form 8-K:

      Current report on Form 8-K filed on November 6, 2003, announcing the Company's third quarter 2003 results.

      Current report on Form 8-K filed on March 5, 2004, announcing the Company's 2003 results.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SYNAGRO TECHNOLOGIES, INC.
                                            (Registrant)


                                            By: /s/ ROBERT C. BOUCHER
                                                ------------------------
                                                   Robert C. Boucher
                                                Chief Executive Officer

Date: March 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                             TITLE                          DATE
          ---------                             -----                          ----
    /s/ ROSS M. PATTEN                  Chairman of the Board             March 29, 2004
-------------------------------
      Ross M. Patten

  /s/ ROBERT  C. BOUCHER               Chief Executive Officer            March 29, 2004
-------------------------------
     Robert C. Boucher              (Principal Executive Officer)

    /s/ J. PAUL WITHROW                Chief Financial Officer            March 29, 2004
-------------------------------
      J. Paul Withrow               (Principal Accounting Officer)

     /s/ GENE MEREDITH                         Director                   March 29, 2004
-------------------------------
       Gene Meredith

/s/ KENNETH CHUAN-KAI LEUNG                    Director                   March 29, 2004
-------------------------------
  Kenneth Chuan-kai Leung

   /s/ ALFRED TYLER, 2ND                       Director                   March 29, 2004
-------------------------------
     Alfred Tyler, 2nd

   /s/ DAVID A. DONNINI                        Director                   March 29, 2004
-------------------------------
     David A. Donnini

   /s/ VINCENT J. HEMMER                       Director                   March 29, 2004
-------------------------------
     Vincent J. Hemmer

                               INDEX TO EXHIBITS

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

            4.8   --    Stockholders Agreement dated August 14, 2000, by and
                        between Synagro Technologies Inc., GTCR Fund VII, L.P.,
                        GTCR Co-Invest, L.P., GTCR Capital Partners, L.P.,
                        TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent
                        Mezzanine Trust II, TCW Leveraged Income Trust, L.P.,
                        TCW Leveraged Income Trust II, L.P., and TCW Leveraged
                        Income Trust IV, L.P. (Incorporated by reference to
                        Exhibit 2.9 to the Company's Current Report on Form 8-K, dated August 28, 2000).

            4.9   --    Form of TCW/Crescent Warrant (Incorporated by reference
                        to Exhibit 2.10 to the Company's Current Report on Form
                        8-K, dated August 28, 2000).

            4.10  --    Form of GTCR Warrant (Incorporated by reference to
                        Exhibit 2.11 to the Company's Current Report on Form
                        8-K, dated August 28, 2000).

            10.1  --    Form of Indemnification Agreement (Incorporated by
                        reference to Appendix F to the Company's Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated May 9, 1996).

            10.2  --    Amended and Restated 1993 Stock Option Plan dated August
                        5, 1996 (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No.
                        333-64999), dated September 30, 1998).

            10.3  --    Stock Purchase Agreement dated March 31, 2000, by and
                        between Synagro Technologies, Inc. and Compost America
                        Holding Company, Inc. (Incorporated by reference to
                        Exhibit 2.1 to the Company's Current Report on Form 8-K, dated June 30, 2000).

            10.4  --    Earn Out Agreement dated June 15, 2000, by and among
                        Synagro Technologies, Inc. and Compost America Holding
                        Company, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated June
                        30, 2000).

            10.5  --    Purchase Agreement dated January 27, 2000, by and
                        between Synagro Technologies, Inc. and GTCR Fund VII,
                        L.P. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 17,
                        2000).

            10.6  --    Professional Services Agreement, dated January 27, 2000,
                        by and between Synagro Technologies, Inc. and GTCR Fund
                        VII, L.P. (Incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K, dated February
                        17, 2000).

            10.7  --    Amended and Restated Senior Subordinated Loan Agreement,
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

            10.8  --    Stock Purchase Agreement dated April 28, 2000, by and
                        among Synagro Technologies, Inc., Resco Holdings, Inc.,
                        Waste Management Holdings, Inc., and Waste Management,
                        Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated August 28,
                        2000).

            10.9  --    Amended and Restated Monitoring Agreement dated August
                        14, 2000, by and between Synagro Technologies, Inc.,
                        GTCR Golder Rauner, L.L.C., and TCW/Crescent Mezzanine
                        Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW
                        Leveraged Income Trust, L.P., TCW Leveraged Income Trust
                        II, L.P., and TCW Leveraged Income Trust IV, L.P.
                        (Incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K, dated August 28,
                        2000).

           10.10  --    Employment Agreement dated February 19, 1999, by and
                        between Synagro Technologies, Inc. and Ross M. Patten
                        (Incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 10-K/A, dated April 30,
                        2001); Agreement Concerning Employment Rights dated
                        January 27, 2000, by and between Synagro Technologies,
                        Inc. and Ross M. Patten (Incorporated by reference to
                        Exhibit 2.8 to the Company's Current Report on Form 8-K, dated February 17, 2000).(1)

           10.11  --    Employment Agreement dated February 19, 1999, by and
                        between Synagro Technologies, Inc. and Mark A. Rome
                        (Incorporated by reference to Exhibit 10.21 to the Company's Current Report on Form 10-K/A, dated April 30,
                        2001); Agreement Concerning Employment Rights dated
                        January 27, 2000, by and between Synagro Technologies,
                        Inc. and Mark A. Rome (Incorporated by reference to
                        Exhibit 2.9 to the Company's Current Report on Form 8-K, dated February 17, 2000).(1)

           10.12  --    Employment Agreement dated February 19, 1999, by and
                        between Synagro Technologies, Inc. and Alvin L. Thomas
                        II (Incorporated by reference to Exhibit 10.22 to the Company's Current Report on Form 10-K/A, dated April 30,
                        2001); Agreement Concerning Employment Rights dated
                        January 27, 2000, by and between Synagro Technologies,
                        Inc. and Alvin L. Thomas, II (Incorporated by reference to Exhibit 2.10 to the Company's Current Report on Form
                        8-K, dated February 17, 2000).(1)

           10.13  --    Employment Agreement dated May 10, 1999, by and between
                        Synagro Technologies, Inc. and J. Paul Withrow
                        (Incorporated by reference to Exhibit 2.11 to the Company's Current Report on Form 8-K, dated February 17,
                        2000); Agreement Concerning Employment Rights dated
                        January 27, 2000, by and between Synagro Technologies,
                        Inc. and J. Paul Withrow (Incorporated by reference to
                        Exhibit 2.12 to the Company's Current Report on Form
                        8-K, dated February 17, 2000).(1)

           10.14  --    Amendment No. 2 to Agreement Concerning Employment
                        Rights dated March 1, 2001, by and between Synagro
                        Technologies, Inc. and Ross M. Patten (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).(1)

           10.15  --    Amendment No. 2 to Agreement Concerning Employment
                        Rights dated March 1, 2001, by and between Synagro
                        Technologies, Inc. and Mark A. Rome (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).(1)

           10.16  --    Amendment No. 2 to Agreement Concerning Employment
                        Rights
                        dated March 1, 2001, by and between Synagro
                        Technologies, Inc. and Alvin L. Thomas, II (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).(1)

           10.17  --    Amendment No. 2 to Agreement Concerning Employment
                        Rights dated March 1, 2001, by and between Synagro
                        Technologies, Inc. and J. Paul Withrow (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).(1)

           10.18  --    2000 Stock Option Plan dated October 31, 2000
                        (Incorporated by reference to Exhibit A to the Company's
                        Proxy Statement on Schedule 14A for Annual Meeting of
                        Stockholders, dated September 28, 2000).(1)

           10.19  --    Employment Agreement dated March 1, 2002, by and between
                        Synagro Technologies, Inc. and Robert Boucher
                        (Incorporated by reference to the Company's Annual
                        Report on Form 10-K for the year ended December 31,
                        2001).(1)

           10.20  --    Amendment No. 1 to Employment Agreement dated effective
                        February 1, 2002, by and between Synagro Technologies,
                        Inc. and Randall S. Tuttle (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).(1)

           10.21  --    Third Amended and Restated Credit Agreement dated May 8,
                        2002, among Synagro Technologies, Inc., various financial institutions, and Bank of America, N.A.
                        (Incorporated by reference to the Company's Form 10-Q for the period ended March 31, 2002).

          10.22*  --    Amendment No. 3 to Employment Agreement dated effective
                        December 30, 2003, by and between Synagro Technologies,
                        Inc. and Ross M. Patten. (1)

           10.23* --    General Release dated effective December 30, 2003,
                        executed and delivered by Ross M. Patten in favor of Synagro Technologies, Inc. (1)

           21.1*  --    Subsidiaries of Synagro Technologies, Inc.

           23.1*  --    Consent of Independent Accountants

           31.1*  --    Section 302 Certification of Chief Executive Officer

           31.2*  --    Section 302 Certification of Chief Financial Officer

           32.1*  --    Section 906 Certification of Chief Executive Officer

           32.2*  --    Section 906 Certification of Chief Financial Officer