Form 10-Q
period 2004-03-31
SYNAGRO TECHNOLOGIES INC
filed 2004-05-07
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004     Commission File Number 0-21054

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           CLASS                               OUTSTANDING AT MAY 7, 2004
-----------------------------                  --------------------------
Common stock, par value $.002                         19,775,821

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of March 31, 2004
(Unaudited), and December 31, 2003 (Derived From Audited Financial
Statements) ............................................................       3

Condensed Consolidated Statements of Operations for the
    Three Months Ended March 31, 2004 and 2003 (Unaudited) .............       4

Condensed Consolidated Statement of Stockholders' Equity (Unaudited) ...       5


Condensed Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 2004 and 2003 (Unaudited) .............       6

Notes to Condensed Consolidated Financial Statements ...................       7

Management's Discussion and Analysis of Financial
    Condition and Results of Operations ................................      20

Item 3. Quantitative and Qualitative Disclosures About Market Risk .....      25

Item 4. Controls and Procedures ........................................      25

PART II - OTHER INFORMATION ............................................      26

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 MARCH 31,      DECEMBER 31,
                                                                   2004            2003
                                                                 ---------       ---------
                                                                                  (DERIVED
                                                                                FROM AUDITED
                                                                                 FINANCIAL
                                                                (UNAUDITED)     STATEMENTS)
                           ASSETS
Current Assets:
   Cash and cash equivalents ..............................      $     185       $     206
   Restricted cash ........................................          1,636           1,410
   Accounts receivable, net ...............................         57,154          59,581
   Note receivable, current ...............................            620             342
   Prepaid expenses and other current assets ..............         15,056          10,840
                                                                 ---------       ---------
      Total current assets ................................         74,651          72,379

Property, machinery & equipment, net ......................        216,933         213,697

Other Assets:
   Goodwill ...............................................        172,398         172,398
   Restricted cash - construction fund ....................          9,417          12,184
   Restricted cash - debt service fund ....................          7,918           7,275
   Other, net .............................................         15,307          14,091
                                                                 ---------       ---------
Total assets ..............................................      $ 496,624       $ 492,024
                                                                 =========       =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt ...................      $     890       $     955
   Current maturities of nonrecourse project revenue bonds.          2,570           2,570
   Current maturities of capital lease obligations ........          2,678           2,678
   Accrued interest payable ...............................          8,630           4,222
   Accounts payable and accrued expenses ..................         47,627          43,257
                                                                 ---------       ---------
      Total current liabilities ...........................         62,395          53,682

Long-Term Debt:
   Long-term debt obligations, net ........................        190,385         194,084
   Nonrecourse project revenue bonds, net .................         62,308          62,301
   Capital lease obligations, net .........................         12,112          12,748
                                                                 ---------       ---------
      Total long-term debt ................................        264,805         269,133
      Other long-term liabilities .........................         16,744          17,536
                                                                 ---------       ---------

         Total liabilities ................................        343,944         340,351

Commitments and Contingencies

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share ............         88,438          86,299

Stockholders' equity:
   Preferred stock, $.002 par value, 10,000,000 shares
     authorized, none issued and outstanding ..............             --              --
   Common stock, $.002 par value, 100,000,000 shares
     authorized, 19,775,821 and 19,775,821 shares issued and
     outstanding, respectively ............................             40              40
   Additional paid-in capital .............................         79,975          82,113
   Accumulated deficit ....................................        (14,597)        (15,477)
   Accumulated other comprehensive loss ...................         (1,176)         (1,302)
                                                                 ---------       ---------
      Total stockholders' equity ..........................         64,242          65,374
                                                                 ---------       ---------
Total liabilities and stockholders' equity ................      $ 496,624       $ 492,024
                                                                 =========       =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       -------------------------------
                                                                           2004               2003
                                                                       ------------       ------------
Revenue .........................................................      $     72,660       $     63,229
Cost of services ................................................            60,344             51,387
                                                                       ------------       ------------
Gross profit ....................................................            12,316             11,842

Selling, general and administrative expenses ....................             5,822              6,305
                                                                       ------------       ------------
   Income from operations .......................................             6,494              5,537
                                                                       ------------       ------------
Other expense:
   Other (income) expense, net ..................................              (118)                29
   Interest expense, net ........................................             5,169              5,848
                                                                       ------------       ------------
      Total other expense, net ..................................             5,051              5,877
                                                                       ------------       ------------
Income (loss) before provision (benefit) for income taxes .......             1,443               (340)
   Provision (benefit) for income taxes .........................               563               (129)
                                                                       ------------       ------------
Net income (loss) before cumulative effect of change
   in accounting for asset retirement obligations and
   preferred stock dividends ....................................               880               (211)
Cumulative effect of change in accounting for
   asset retirement obligations, net of tax benefit of $292 .....                --                476
                                                                       ------------       ------------
Net income (loss) before preferred stock dividends ..............               880               (687)
Preferred stock dividends .......................................             2,138              1,975
                                                                       ------------       ------------
Net loss applicable to common stock .............................      $     (1,258)      $     (2,662)
                                                                       ============       ============

Loss per share:

Basic
   Loss per share before cumulative effect of change
      in accounting for asset retirement obligations ............      $      (0.06)      $      (0.11)
   Cumulative effect of change in accounting for
      asset retirement obligations ..............................                --              (0.02)
                                                                       ------------       ------------
   Net loss per share ...........................................      $      (0.06)      $      (0.13)
                                                                       ============       ============

Diluted
   Loss per share before cumulative effect of change
      in accounting for asset retirement obligations ............      $      (0.06)      $      (0.11)
   Cumulative effect of change in accounting for
      asset retirement obligation ...............................                --              (0.02)
                                                                       ------------       ------------
   Net loss per share ...........................................      $      (0.06)      $      (0.13)
                                                                       ============       ============

Weighted average shares:
   Weighted average shares outstanding for basic earnings per
       share calculation ........................................        19,775,821         19,775.821
   Effect of dilutive stock options .............................                --                 --
   Effect of convertible preferred stock under the "if converted"
       method ...................................................                --                 --
                                                                       ------------       ------------
    Weighted average shares outstanding for diluted earnings per
        share ...................................................        19,775,821         19,775,821
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

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                        COMMON STOCK                                       ACCUMULATED
                                  --------------------------   ADDITIONAL                     OTHER
                                                                 PAID-IN    ACCUMULATED   COMPREHENSIVE               COMPREHENSIVE
                                    SHARES          AMOUNT       CAPITAL      DEFICIT     INCOME (LOSS)      TOTAL        INCOME
                                  ----------      ----------     -------      -------     --------------     -----        ------
BALANCE, January 1, 2004 .....    19,775,821      $       40   $   82,113    $  (15,477)    $   (1,302)   $   65,374    $       --
   Change in other
     comprehensive income ....            --              --           --            --            126           126           126
   Preferred stock dividends .            --              --       (2,138)           --             --        (2,138)       (2,138)
   Net income before preferred
     stock dividends .........            --              --           --           880             --           880           880
                                  ----------      ----------   ----------    ----------     ----------    ----------    ----------
BALANCE, March 31, 2004 ......    19,775,821      $       40   $   79,975    $  (14,597)    $   (1,176)   $   64,242    $   (1,132)
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

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                     2004           2003
                                                                   --------       --------
Cash flows from operating activities:
   Net loss applicable to common stock ......................      $ (1,258)      $ (2,662)
   Adjustments to reconcile net income applicable to common
      stock to net cash provided by operating activities:
        Preferred stock dividends ...........................         2,138          1,975
        Cumulative effect of change in accounting for
           asset retirement obligations, net ................            --            476
        Depreciation and amortization .......................         4,632          4,181
        Amortization of debt financing costs ................           267            395
        Provision (benefit) for deferred income taxes .......           563           (129)
        Gain on sale of property, machinery and equipment ...          (158)            --
        (Increase) decrease in the following, net:
           Accounts receivable ..............................         2,427          2,906
           Prepaid expenses and other assets ................         1,464           (742)
        Increase (decrease) in the following:
           Accrued interest payable .........................         4,407          4,483
           Accounts payable and accrued expenses
              and other long-term liabilities ...............        (2,748)        (2,126)
                                                                   --------       --------
   Net cash provided by operating activities ................        11,734          8,757
                                                                   --------       --------

Cash flows from investing activities:
      Purchases of property, machinery and equipment ........        (4,216)        (3,928)
      Facility construction funded by restricted cash .......        (2,768)          (263)
      Proceeds from sale of property, machinery and equipment           283             --
      (Increase) decrease in restricted cash for facility
         construction .......................................         2,768            (13)
      Other .................................................          (280)          (200)
                                                                   --------       --------
      Net cash used in investing activities .................        (4,213)        (4,404)
                                                                   --------       --------

Cash flows from financing activities:
      Payments of debt ......................................        (6,498)        (3,448)
      Debt issuance costs ...................................          (175)            --
      Increase in restricted cash for debt service ..........          (869)          (971)
                                                                   --------       --------
      Net cash used in financing activities .................        (7,542)        (4,419)
                                                                   --------       --------

Net decrease in cash and cash equivalents ...................           (21)           (66)
Cash and cash equivalents, beginning of period ..............           206            239
                                                                   --------       --------
Cash and cash equivalents, end of period ....................      $    185       $    173
                                                                   ========       ========

Supplemental Cash Flow Information
   Interest paid during the period ..........................      $    506       $    601
   Taxes paid during the period .............................      $    288       $    154

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

GENERAL

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc. ("Synagro" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2004, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K for the year ended December 31, 2003.

Synagro Technologies, Inc., a Delaware corporation, and collectively with its subsidiaries is a national water and wastewater residuals management company serving more than 1,000 municipal and industrial water and wastewater treatment plants with operations in 37 states and the District of Columbia. Synagro offers services that focus on the beneficial reuse of organic nonhazardous residuals resulting from the water and wastewater treatment process. Synagro provides its customers with complete, vertically integrated services and capabilities, including facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application.

ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, the Company adopted Statement on Financial Accounting Standards ("SFAS") No. 143, "Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. The Company's asset retirement obligations primarily consist of equipment dismantling and foundation removal at certain facilities and temporary storage facilities. During the first quarter of 2003, the Company recorded a charge related to the cumulative effect of change in accounting for asset retirement obligations, net of tax, totaling approximately $0.5 million (approximately $0.8 million before tax), increased liabilities to approximately $1.6 million, and increased property, plant and equipment by approximately $0.5 million. There was no impact on the Company's cash flows as a result of adopting SFAS No. 143. The asset retirement obligation, which is included on the condensed consolidated balance sheet in other long-term liabilities including accretion of approximately $0.1 million, was approximately $1.7 million at March 31, 2004.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Companies must disclose in both annual and interim financial statements the method used to account for stock-based compensation. The Company will continue to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans. Therefore, no compensation cost has been recognized in the accompanying condensed consolidated financial statements for the Company's stock option plans.

Had the Company elected to apply SFAS No. 123, the Company's net loss and loss per diluted share would have approximated the pro forma amounts indicated below:

                                                    THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------
                                                      2004                2003
                                                   ----------          ----------
                                                (in thousands except per share data)
Net loss applicable to common stock, as
reported.....................................      $   (1,258)         $   (2,662)
Less:  Compensation expense per SFAS No.
123, net of tax .............................      $      271          $      363
                                                   ----------          ----------
Pro forma loss after effect of SFAS No. 123..      $   (1,529)         $   (3,025)
                                                   ==========          ==========
Diluted loss per share, as reported..........      $    (0.06)         $    (0.13)
Pro forma loss per share after effect of
SFAS No. 123.................................      $    (0.08)         $    (0.15)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value of $2.35 and $0.73 for grants made during the quarters ended March 31, 2004 and 2003, respectively. The following assumptions were used for option grants made during the quarters ended March 31, 2004 and 2003, respectively: expected volatility of 105 percent and 25 percent; risk-free interest rates of 3.98 percent and 4.05 percent; expected lives of up to ten years and no expected dividends to be paid. The compensation expense included in the above pro forma data may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

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

While the Company does have mandatory redeemable preferred stock with characteristics of both liabilities and equity, this stock is also convertible to shares of the Company's common stock at the option of the holder up until the mandatory redemption date. Additionally, the option feature held by the holder is considered to be substantive as the conversion price was less than the market price at the date of issuance. Based on the above features of the preferred stock, the adoption of SFAS No. 150 did not have a material effect on its financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 defines a variable interest entity as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an entity to consolidate a variable interest entity if that entity will absorb a majority of the variable interest entity's expected losses if they occur, receive a majority of the variable interest entity's expected residual returns if they occur, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the pronouncement were initially to be effective for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB delayed the effective date of FIN 46 on these entities to the first period beginning after December 15, 2003. We have determined that we do not have any variable interest entities at March 31, 2004, as defined by the pronouncement.

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

Allowance for Doubtful Accounts -- The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Allowance for doubtful accounts was approximately $1.5 million at March 31, 2004 and December 31, 2003.

Loss Contracts -- The Company evaluates its revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations.

Property and Equipment/Long-Lived Assets - Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The carrying amount of an asset (group) is considered impaired if it exceeds the sum of the Company's estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges.

The Company regularly incurs costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. The Company has recorded $17.9 million in property and long-term assets related to these activities at March 31, 2004, compared to $14.7 million at December 31, 2003. The Company routinely reviews the status of each of these projects to determine if these costs are realizable. If the Company is unsuccessful in obtaining the required permits, government approvals, or fulfilling the contract requirements, these costs will be expensed.

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

Income Taxes -- The Company assumes the deductibility of certain costs in its income tax filings and estimates the recovery of deferred income tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from its estimates, the Company may not realize deferred tax assets to the extent it was estimated.

Legal and Contingency Accruals -- The Company estimates and accrues the amount of probable exposure it may have with respect to litigation, claims and assessments. These estimates are based on management's facts and the probabilities of the ultimate resolution of the litigation.

Self-Insurance Reserves - The Company is substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based on known facts, historical trends, industry averages and actuarial assumptions regarding future claims development and claims incurred but not reported.

Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

(2) ACQUISITIONS

In May 2003, the Company purchased Aspen Resources, Inc. ("Aspen"). The purchase of Aspen provides the Company with added expertise in the management of pulp and paper organic residuals. The allocation of purchase price resulted in approximately $3.2 million of goodwill. The assets acquired and liabilities assumed relating to the acquisition are summarized below (in thousands):

Cash paid, including transaction costs, net of cash
acquired...........................................    $     3,832
Note payable to seller.............................            500
Less:  Net assets acquired.........................         (1,182)
                                                       -----------
Goodwill...........................................    $     3,150
                                                       ===========

If certain post-closing conditions are met as defined in the purchase agreement, the note payable to the former owners is due in equal, monthly installments with interest payable at an annual rate of five percent. The Company believes these post-closing conditions will be met.

Results of operations of Aspen are included in the accompanying condensed consolidated statements of operations as of May 7, 2003. Pro forma results of operations, as if Aspen had been acquired as of the beginning of its respective acquisition year, have not been presented as such results are not considered to be materially different from the Company's actual results.

(3) PREFERRED STOCK

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, which may be issued in one or more series or classes by the Board of Directors. Each such series or class shall have such powers, preferences, rights and restrictions as determined by resolution of the Board of Directors. Series A Junior Participating Preferred Stock will be issued upon exercise of the Stockholders' Rights described below.

SERIES D REDEEMABLE PREFERRED STOCK

The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, the Company issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock, excluding accrued dividends, were converted at March 31, 2004, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,254.462 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock, excluding accrued dividends, were converted at March 31, 2004, they would represent 17,903,475 shares of common stock.

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

(5) DEBT

Long-term debt obligations consist of the following:

                                                 MARCH 31,      DECEMBER 31,
                                                   2004            2003
                                                ---------      ------------
                                                      (in thousands)
Credit facility - term loans .............      $  38,411       $  44,274
Senior subordinated notes ................        150,000         150,000
Fair value adjustment of subordinated debt
  as a result of interest rate swaps .....          1,344            (755)
Notes payable to sellers of acquired
businesses ...............................          1,500           1,500
Other notes payable ......................             20              20
                                                ---------       ---------
       Total debt ........................      $ 191,275       $ 195,039
Less:  Current maturities ................           (890)           (955)
                                                ---------       ---------
       Long-term debt, net of current
             maturities ..................      $ 190,385       $ 194,084
                                                =========       =========

CREDIT FACILITY

On January 27, 2000, the Company entered into a $110 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt, to provide working capital for operations, to fund capital expenditures and for other general corporate purposes. The Senior Credit Agreement was subsequently syndicated on March 15, 2000, and amended August 14, 2000, and February 25, 2002, to increase the capacity. The Senior Credit Agreement was amended and restated on May 8, 2002. The Senior Credit Agreement bears interest at LIBOR or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement.

During May 2003, the Company further amended its credit facility to increase the revolving loan commitment to approximately $95 million.

The current loan commitments under the Senior Credit Agreement are as follows:

     (i)  Revolving Loan up to $95 million outstanding at any one time;

     (ii) Term B Loans (which, once repaid, may not be reborrowed) of $70 million; and

     (iii) Letters of Credit up to $50 million as a subset of the Revolving Loan. At March 31, 2004, the Company had approximately $32.9 million of Letters of Credit outstanding.

The total credit facility can be increased to $150 million upon the request of the Company and bank approval. The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                        REVOLVING     TERM
     PERIOD ENDING DECEMBER 31,           LOAN        LOANS
-----------------------------------     ---------     -----
2002 .............................           --        0.25%
2003 .............................           --        1.00%
2004 .............................           --        1.00%
2005 .............................           --        1.00%
2006 .............................           --        1.00%
2007 .............................       100.00%       1.00%
2008 .............................           --       94.75%
                                         ------      ------
                                         100.00%     100.00%

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of March 31, 2004. The Senior Credit Agreement is collateralized by all the assets of the Company and expires on December 31, 2008. As of March 31, 2004, the Company had approximately $62.1 million of unused borrowings under the Senior Credit Agreement, of which approximately $26.5 million is available for borrowing based on the ratio limitations included in the Senior Credit Agreement. On March 9, 2004, the Company amended its credit facility to, among other things, exclude certain charges from its financial covenant calculations, to clarify certain defined terms, to increase the amount of indebtedness permitted under its total leverage ratio, and to reset capital and operating lease limitations.

SENIOR SUBORDINATED NOTES

In April 2002, the Company issued $150 million aggregate in principal amount of its 9 1/2 percent Senior Subordinated Notes due on April 1, 2009 (the "Notes"). The Notes are unsecured senior indebtedness and are guaranteed by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries ("Guarantors"). As of March 31, 2004, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (see Note 9), were Guarantors of the Notes. Interest on the Notes accrues from April 17, 2002, and is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2002. On or after April 1, 2006, the Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on April 1 of the years indicated below:

       YEARS            LOAN
------------------      ----
2006..............     104.750%
2007..............     102.375%
2008 and thereafter    100.000%

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

The Notes and the guarantees of the Guarantors are (i) unsecured; (ii) subordinate in right of payment to all existing and future senior indebtedness (including all borrowings under the credit facility and surety obligations) of Synagro and the Guarantors; (iii) equal in right of payment to all future and senior subordinated indebtedness of Synagro and the Guarantors; and (iv) senior in right of payment to future subordinated indebtedness of Synagro and the Guarantors.

DERIVATIVES AND HEDGING ACTIVITIES

On July 24, 2003, the Company entered into two interest rate swap transactions with two financial institutions to hedge the Company's exposure to changes in the fair value on $85 million of its Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on the Company's future interest payments. The terms of the interest rate swap contract and the underlying debt instruments are identical. The Company has designated these swap agreements as fair value hedges. The swaps have notional amounts of $50 million and $35 million and mature in April 2009 to mirror the maturity of the Notes. Under the agreements, the Company pays on a semi-annual basis (each April 1 and October 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives a fixed-rate interest of 9 1/2 percent. During the three months ended March 31, 2004, the Company recorded interest savings related to these interest rate swaps of $0.6 million, which served to reduce interest expense. The $1.3 million fair value of these derivative instruments is included in other long-term assets, as of March 31, 2004. The carrying value of the Company's Notes was increased by the same amount.

On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the Retired Swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income recognized for the period ended March 31, 2004, was approximately $0.1 million.

The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $2.9 million is reflected in other long-term liabilities at March 31, 2004. The gain recognized during the period ended March 31, 2004, related to the floating-to-fixed interest rate swap agreement was approximately $1.3 million, while the loss recognized related to the reverse swap agreement was approximately $1.3 million. The amount of the ineffectiveness of the reverse swap agreement charged to other expense was approximately $40,000 for the period ended March 31, 2004.

(6) NONRECOURSE PROJECT REVENUE BONDS

                                                            MARCH 31,     DECEMBER 31,
                                                               2004           2003
                                                            ---------     ------------
                                                                  (in thousands)
Maryland Energy Financing Administration Limited
 Obligation Solid Waste Disposal Revenue Bonds, 1996
 series --
     Revenue bonds due 2001 to 2005 at stated interest
     rates of 5.45% to 5.85% ..........................      $  5,280       $  5,280
     Term revenue bond due 2010 at stated interest rate
      of 6.30% ........................................        16,295         16,295
     Term revenue bond due 2016 at stated interest rate
      of 6.45% ........................................        22,360         22,360
                                                             --------       --------
                                                               43,935         43,935

California Pollution Control Financing Authority Solid
 Waste
  Revenue Bonds --
     Series 2002A -- Revenue bonds due 2008 to 2024
       at stated interest rates of 4.375% to 5.50% ....        19,741         19,741
     Series 2002B -- Revenue bonds due 2006 at stated
       interest rate of 4.25%, net of discount ........         1,202          1,195
                                                             --------       --------
                                                               20,943         20,936
                                                             --------       --------
Total nonrecourse project revenue bonds ...............        64,878         64,871
     Less:  Current maturities ........................        (2,570)        (2,570)
                                                             --------       --------
     Nonrecourse project revenue bonds, net of current
      maturities ......................................      $ 62,308       $ 62,301
                                                             ========       ========

Amounts recorded in other assets as restricted cash -
     debt service fund ................................      $  7,918       $  7,275
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

At March 31, 2004, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $55.3 million and restricted cash of approximately $7.7 million, of which approximately $6.2 million is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company's request.

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

At March 31, 2004, the Bonds are partially collateralized by restricted cash of approximately $11.1 million, of which approximately $1.7 million is in a debt service fund that is established to secure certain payments and can be utilized to make the final payment at the Company's request, and the remainder is reserved for construction costs expected to be incurred after notice to proceed is received. The Company is not a guarantor of the Bonds or the loan funded by the Bonds.

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

LITIGATION

The Company's business activities are subject to environmental regulation under federal, state and local laws and regulations. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. The Company believes that these matters will not have a material adverse effect on its business, financial condition, results of operations and cash flows. However, the outcome of any particular proceeding cannot be predicted with certainty. The Company is required under various regulations to procure licenses and permits to conduct its operations. These licenses and permits are subject to periodic renewal without which its operations could be adversely affected. There can be no assurance that regulatory requirements will not change to the extent that it would materially affect the Company's consolidated financial statements.

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

In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty

Insurance Guaranty Association an amount ranging from $0.625 to $2.5 million depending on future circumstances. The Company believes accruals of approximately $1.0 million as of March 31, 2004, are adequate to provide for its exposures to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The final resolution of these exposures could be substantially different from the amount recorded.

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

(8) EARNINGS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. For periods in which the Company has reported a cumulative effect of an accounting change, the Company uses income from continuing operations as the "control number" in determining whether potential common shares are dilutive or antidilutive. That is, the same number of potential common shares used in computing the diluted per-share amount for income from continuing operations has been used in computing all other reported diluted per-share amounts even if those amounts will be antidilutive to their respective basic per-share amounts. Diluted EPS is computed by dividing net income before preferred stock dividends by the total of the weighted average number of common shares outstanding for the period, the weighted average number of shares of common stock that would be issued assuming conversion of the Company's preferred stock, and other common stock equivalents for options and warrants outstanding determined using the treasury stock method.

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            -------------------------------
                                                                2004               2003
                                                            ------------       ------------
                                                            (in thousands except share data)
Net income (loss) applicable to common stock:

Net income (loss) before cumulative effect of change
   in accounting for asset retirement obligations
   and preferred stock dividends .....................      $        880       $       (211)
Cumulative effect of change in accounting for
   asset retirement obligations ......................                --                476
                                                            ------------       ------------
Net income (loss) before preferred stock dividends ...               880               (687)
Preferred stock dividends ............................             2,138              1,975
                                                            ------------       ------------
Net loss applicable to common stock ..................      $     (1,258)      $     (2,662)
                                                            ============       ============

Loss per share:

Basic
   Loss per share before cumulative effect of
      change in accounting for asset retirement
      obligations ....................................      $      (0.06)      $      (0.11)
   Cumulative effect of change in accounting for
      asset retirement obligations ...................                --              (0.02)
                                                            ------------       ------------
   Net loss per share ................................      $      (0.06)      $      (0.13)
                                                            ============       ============

Weighted average shares outstanding for basic earnings
   per share calculation .............................        19,775,821         19,775,821

Diluted
   Loss per share before preferred stock
      dividends and cumulative effect of change in
      accounting for asset retirement obligations ....      $      (0.06)      $      (0.11)
   Cumulative effect of change in accounting for
      asset retirement obligations ...................                --              (0.02)
                                                            ------------       ------------
   Net loss per share ................................      $      (0.06)      $      (0.13)
                                                            ============       ============

Weighted average shares:

   Weighted average shares outstanding for basic
      earnings per share calculation .................        19,775,821         19,775,821
   Effect of dilutive stock options ..................                --                 --
   Effect of convertible preferred stock under the
      "if converted" method ..........................                --                 --
                                                            ------------       ------------
   Weighted average shares outstanding for diluted
      earnings per share .............................        19,775,821         19,775,821
                                                            ============       ============

Basic and diluted EPS are the same for the period ended March 31, 2004 and 2003, because diluted EPS was less dilutive than basic EPS ("antidilutive"). Accordingly, 37,461,672 and 34,418,346 shares representing common stock equivalents have been excluded from the diluted EPS calculations for the period ended March 31, 2004 and 2003, respectively.

(9) CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 6, as of March 31, 2004, all of the Company's subsidiaries, except the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (the "Non-Guarantor Subsidiaries"), are Guarantors of the Notes. Each of the Guarantors is ultimately wholly owned by the parent company and the guarantees are unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following consolidating balance sheets as of March 31, 2004, and December 31, 2003, have been provided. The Non-Guarantor Subsidiaries had no operations and cash flows from December 31, 2003, through March 31, 2004, because the construction of the facility is still in progress. Accordingly, no consolidating statements of operations or cash flows have been provided.

                          CONSOLIDATING BALANCE SHEETS
                              AS OF MARCH 31, 2004
                             (DOLLARS IN THOUSANDS)

                                                                                        NON-
                                                                      GUARANTOR      GUARANTOR
                                                        PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        ------      ------------    ------------   ------------   ------------
                             ASSETS
Current Assets:
  Cash and cash equivalents ....................      $      84       $      50      $      51      $      --       $     185
  Restricted cash ..............................             --           1,636             --             --           1,636
  Accounts receivable, net .....................             --          57,154             --             --          57,154
  Note receivable, current portion .............             --             620             --             --             620
  Prepaid expenses and other current assets ....             --          15,056             --             --          15,056
                                                      ---------       ---------      ---------      ---------       ---------
          Total current assets .................             84          74,516             51             --          74,651
Property, machinery & equipment, net ...........             --         208,018          8,915             --         216,933
Other Assets:
  Goodwill .....................................             --         172,398             --             --         172,398
  Investments in subsidiaries ..................         76,223              --             --        (76,223)             --
  Restricted cash - construction fund ..........             --              --          9,417             --           9,417
  Restricted cash - debt service fund ..........             --           6,204          1,714             --           7,918
  Other, net ...................................          7,550           4,785          2,972             --          15,307
                                                      ---------       ---------      ---------      ---------       ---------
          Total assets .........................      $  83,857       $ 465,921      $  23,069      $ (76,223)      $ 496,624
                                                      =========       =========      =========      =========       =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt ............      $     890       $      --      $      --      $      --       $     890
  Current portion of nonrecourse project revenue
    bonds ......................................             --           2,570             --             --           2,570
  Current portion of capital lease obligations .             --           2,678             --             --           2,678
  Accrued interest payable .....................          8,630              --             --             --           8,630
  Accounts payable and accrued expenses ........             --          46,786            841             --          47,627
                                                      ---------       ---------      ---------      ---------       ---------
          Total current liabilities ............          9,520          52,034            841             --          62,395

Long-Term Debt:
  Long-term debt obligations, net ..............        190,385              --             --             --         190,385
  Nonrecourse project revenue bonds, net .......             --          41,365         20,943             --          62,308
  Intercompany .................................       (271,593)        271,593             --             --              --
  Capital lease obligations, net ...............             --          12,112             --             --          12,112
                                                      ---------       ---------      ---------      ---------       ---------
     Total long-term debt ......................        (81,208)        325,070         20,943             --         264,805
Other long-term liabilities ....................          2,865          13,879             --             --          16,744
                                                      ---------       ---------      ---------      ---------       ---------

          Total liabilities ....................        (68,823)        390,983         21,784             --         343,944

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share ...............         88,438              --             --             --          88,438
Stockholders' Equity:
  Capital ......................................         80,015          37,804          1,285        (39,089)         80,015
  Accumulated deficit ..........................        (14,597)         37,134             --        (37,134)        (14,597)
  Accumulated other comprehensive loss .........         (1,176)             --             --             --          (1,176)
                                                      ---------       ---------      ---------      ---------       ---------
          Total stockholders' equity ...........         64,242          74,938          1,285        (76,223)         64,242
                                                      ---------       ---------      ---------      ---------       ---------
Total liabilities and stockholders' equity .....      $  83,857       $ 465,921      $  23,069      $ (76,223)      $ 496,624
                                                      =========       =========      =========      =========       =========

                          CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                                       NON-
                                                                      GUARANTOR      GUARANTOR
                                                        PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                        ------      ------------    ------------   ------------    ------------
          ASSETS
Current Assets:
  Cash and cash equivalents ....................      $      91       $      64      $      51      $      --       $     206
  Restricted cash ..............................             --           1,410             --             --           1,410
  Accounts receivable, net .....................             --          59,581             --             --          59,581
  Note receivable, current portion .............             --             342             --             --             342
  Prepaid expenses and other current assets ....             --          10,840             --             --          10,840
                                                      ---------       ---------      ---------      ---------       ---------
          Total current assets .................             91          72,237             51             --          72,379
Property, machinery & equipment, net ...........             --         207,833          5,864             --         213,697
Other Assets:
  Goodwill .....................................             --         172,398             --             --         172,398
  Investments in subsidiaries ..................         76,551              --             --        (76,551)             --
  Restricted cash - construction fund ..........             --              --         12,184             --          12,184
  Restricted cash - debt service fund ..........             --           5,561          1,714             --           7,275
  Other, net ...................................          6,217           4,902          2,972             --          14,091
                                                      ---------       ---------      ---------      ---------       ---------
          Total assets .........................      $  82,859       $ 462,931      $  22,785      $ (76,551)      $ 492,024
                                                      =========       =========      =========      =========       =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt ............      $     955       $      --      $      --      $      --       $     955
  Current portion of nonrecourse project revenue
    bonds ......................................             --           2,570             --             --           2,570
  Current portion of capital lease obligations .             --           2,678             --             --           2,678
  Accrued interest payable .....................          4,222              --             --             --           4,222
  Accounts payable and accrued expenses ........             --          42,693            564             --          43,257
                                                      ---------       ---------      ---------      ---------       ---------
          Total current liabilities ............          5,177          47,941            564             --          53,682
Long-Term Debt:
  Long-term debt obligations, net ..............        194,084              --             --             --         194,084
  Nonrecourse project revenue bonds, net .......             --          41,365         20,936             --          62,301
  Intercompany .................................       (271,655)        271,655             --             --              --
  Capital lease obligations, net ...............             --          12,748             --             --          12,748
                                                      ---------       ---------      ---------      ---------       ---------
     Total long-term debt ......................        (77,571)        325,768         20,936             --         269,133
Other long-term liabilities ....................          3,580          13,956             --             --          17,536
                                                      ---------       ---------      ---------      ---------       ---------
          Total liabilities ....................        (68,814)        387,665         21,500             --         340,351

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share ...............         86,299              --             --             --          86,299
Stockholders' Equity:
  Capital ......................................         82,153          37,804          1,285        (39,089)         82,153
  Accumulated deficit ..........................        (15,477)         37,462             --        (37,462)        (15,477)
  Accumulated other comprehensive loss .........         (1,302)             --             --             --          (1,302)
                                                      ---------       ---------      ---------      ---------       ---------
          Total stockholders' equity ...........         65,374          75,266          1,285        (76,551)         65,374
                                                      ---------       ---------      ---------      ---------       ---------
Total liabilities and stockholders' equity .....      $  82,859       $ 462,931      $  22,785      $ (76,551)      $ 492,024
                                                      =========       =========      =========      =========       =========

(10) LEASE TRANSACTIONS

During 2003, the Company entered into various capital lease transactions to purchase transportation and operating equipment. The capital leases have lease terms of three to six years with interest rates from 5.0 percent to 7.18 percent. The net book value of the equipment related to these capital leases totaled approximately $7.5 million as of March 31, 2004.

During 2003, the Company entered into operating lease transactions to use transportation and operating equipment. The operating leases have terms of two to eight years. Additionally, the Company has guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.3 million as of March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated historical financial statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2003. This discussion contains forward-looking statements regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements, but are not limited to those factors more thoroughly disclosed in our Annual Report on Form 10-K.

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

We categorize our revenues into five types -- contract, purchase order, product sales, design\build construction and event work.

Contract revenues are generated primarily from land application, collection and transportation services, dewatering, incineration, composting, drying and pelletization services and facility operations and maintenance, and are typically performed under a contract with terms ranging from 1 to 25 years. Contract revenues accounted for approximately 81 percent and 83 percent of total revenues in the first three months of 2004 and 2003, respectively.

Purchase order revenues are primarily from facility operations, maintenance services, and collection and transportation services where services are performed on a recurring basis, but not under a long-term contract. Purchase order revenues accounted for approximately three percent of total revenues in the first three months of 2004 and 2003, respectively.

Product sales revenues are primarily generated from sales of composted and pelletized biosolids from internal and external facilities. Revenues from product sales accounted for approximately five percent of total revenues in the first three months of 2004 and 2003, respectively.

Design\build construction revenues are derived from construction projects where we act as the general contractor to design and build a biosolids facility such as a drying and pelletization facility, composting facility, incineration facility or a dewatering facility. Revenues from construction projects accounted for approximately one percent of total revenues in the first three months of 2004 and 2003, respectively.

Event project revenues are typically generated from digester or lagoon cleanout projects and temporary dewatering projects. Revenue from event projects accounted for approximately ten percent and eight percent of total revenues in the first three months of 2004 and 2003, respectively.

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

HISTORICAL RESULTS OF OPERATIONS

                                                       THREE MONTHS ENDED MARCH 31,
                                          ------------------------------------------------------
                                                   2004                           2003
                                          -----------------------        -----------------------
                                                              (in thousands)
Revenue ............................      $ 72,660          100.0%       $ 63,229          100.0%
Cost of services ...................        60,344           83.0%         51,387           81.3%
                                          --------       --------        --------       --------
Gross profit .......................        12,316           17.0%         11,842           18.7%

Selling, general and administrative
  expenses .........................         5,822            8.1%          6,305           10.0%
                                          --------       --------        --------       --------
Income from operations .............         6,494            8.9%          5,537            8.7%
                                          --------       --------        --------       --------
Other expense:
  Interest expense, net ............         5,169            7.1%          5,848            9.2%
  Other (income) expense, net ......          (118)          (0.2)%            29            0.0%
                                          --------       --------        --------       --------
    Total other expense, net .......         5,051            6.9%          5,877            9.2%
                                          --------       --------        --------       --------
Income (loss) before provision for
  income taxes .....................         1,443            2.0%           (340)          (0.5)%
Provision (benefit) for income
  taxes ............................           563            0.8%           (129)          (0.2)%
                                          --------       --------        --------       --------
Net income (loss) before cumulative
  effect of change in accounting
  for asset retirement obligations
  and preferred stock dividends ....           880            1.2%           (211)          (0.3)%
Cumulative effect of change in
  accounting for asset retirement
  obligations, net of tax benefit ..            --            0.0%            476            0.8%
                                          --------       --------        --------       --------
Net income (loss) before preferred
  stock dividends ..................           880            1.2%           (687)          (1.1)%
                                                         ========                       ========
Preferred stock dividends ..........         2,138                          1,975
                                          --------                       --------
Net (loss) applicable to
  common stock .....................      $ (1,258)                      $ (2,662)
                                          ========                       ========

For the three months ended March 31, 2004, net revenue was approximately $72.7 million compared to approximately $63.2 million for the three months ended March 31, 2003, representing an increase of approximately $9.4 million, or 14.9 percent. Approximately $2.8 million of the increase related to event type work in our South and Northeast regions, approximately $0.8 million of the increase in revenue relates to an acquisition completed in May 2003 and the remainder from increased contract service revenues.

Gross profit for the three months ended March 31, 2004, was approximately $12.3 million compared to approximately $11.8 million for the three months ended March 31, 2003, an increase of approximately $0.5 million, or 4.0 percent. Gross profit as a percentage of revenue decreased to 17.0 percent in 2004 from 18.7 percent in 2003 primarily due to higher repair and maintenance costs of $1.1 million associated with our drying\pelletizaion facilities and higher margins in event work in the prior year. This decrease in gross profit as a percentage of revenue was partially offset by the increased margins associated with improvements in land application services primarily attributed to less inclement weather in the first three months of 2004 than 2003. Additionally, gross profit decreased due to an increase in depreciation and amortization expense of approximately $0.5 million.

Selling, general and administrative expenses were approximately $5.8 million, or
8.1 percent of revenue, for the three months ended March 31, 2004, compared to approximately $6.3 million, or 10.0 percent of revenue, for the three months ended March 31, 2003. The decrease as a percentage of sales relates to leverage of certain fixed administrative costs and a reduction in expenses attributed to a cost reduction initiative put in place in the fourth quarter of 2003.

As a result of the foregoing, income from operations for the three months ended March 31, 2004, was approximately $6.5 million, or 8.9 percent of revenue, compared to approximately $5.5 million, or 8.7 percent of revenue, for the three months ended March 31, 2003.

Other expense, net, for the three months ended March 31, 2004, was approximately $5.1 million compared to approximately $5.9 million for the three months ended March 31, 2003, representing a decrease of approximately $0.8 million. The decrease relates primarily to a reduction in interest expense due to payments on debt and savings associated with interest rate swaps entered into in the third quarter of 2003.

For the three months ended March 31, 2004, we recorded a provision for income taxes of approximately $0.6 million compared to a benefit of $0.1 million for the three months ended March 31, 2003. Our effective tax rate was approximately 39 percent in the first three months of 2004 compared to 38 percent in the first three months of 2003. The increase in the effective tax rate is primarily related to the increase in income taxes at the state level. Our provision for income taxes differs from the federal statutory rate primarily due to state income taxes. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.

On January 1, 2003, we adopted SFAS No. 143, "Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. During the first quarter of 2003, we recorded a cumulative effect of change in accounting for asset retirement obligations, net of tax, totaling approximately $0.5 million (approximately $0.8 million before tax).

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

In the past, our principal sources of funds were cash generated from operating activities and long-term borrowings and equity issuances. We use cash mainly for working capital, capital expenditures and debt service. In the future, we expect that we will use cash principally to fund working capital, debt service, repayment obligations and capital expenditures. In addition, we may use cash to pay dividends on preferred and common stock, the repurchase of shares and potential earn-out payments resulting from prior acquisitions. Historically, we have financed our acquisitions principally through the issuance of equity and debt securities, our credit facility, and funds provided by operating activities.

HISTORICAL CASH FLOWS

Cash Flows from Operating Activities -- For the three months ended March 31, 2004, cash flows provided from operating activities were approximately $11.7 million compared to approximately $8.8 million for the same period in 2003, an increase of approximately $2.9 million, or 33 percent. The increase primarily relates to increased operating income of $1.0 million, a $0.4 million increase in depreciation expense and a reduction in working capital of $1.0 million.

Cash Flows from Investing Activities -- For the three months ended March 31, 2004, cash flows used by investing activities were approximately $4.2 million compared to approximately $4.4 million for the same period in 2003 and relates primarily to capital expenditures. This decrease is due primarily to proceeds from the sale of fixed assets in the first three months of 2004 of $0.3 million.

Cash Flows from Financing Activities -- For the three months ended March 31, 2004, cash flows used in financing activities were approximately $7.5 million compared to approximately $4.4 million for the same period in 2003, an increase of approximately $3.1 million. The increase primarily relates to the reduction of debt of approximately $6.5 million in the first three months of 2004 versus the reduction of debt of approximately $3.4 million during the first three months of 2003.

CAPITAL EXPENDITURE REQUIREMENTS

Capital expenditures for the three months ended March 31, 2004, totaled approximately $7.0 million, which included approximately $2.8 million to fund construction of the Sacramento biosolids processing facility, compared to approximately $4.2 million in the same period of 2003. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments and growth. We expect our capital expenditures for 2004 to be approximately $28 to $30 million, which should include approximately $13.0 million related to the construction of the Sacramento biosolids processing facility. Capital expenditures related to the construction of the Sacramento biosolids processing facility are primarily funded by restricted cash (See Note
6).

DEBT SERVICE REQUIREMENTS

On March 9, 2004, we amended our credit facility to, among other things, exclude certain charges from its financial covenant calculations, to clarify certain defined terms, to increase the amount of indebtedness permitted under its total leverage ratio, and to reset capital and operating lease limitations.

In May 2003, we incurred indebtedness of $0.5 million in connection with the Aspen acquisition. If certain post-closing conditions are met, as defined in the purchase agreement, the note to the former owners is payable monthly at an annual interest rate of five percent.

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

In 1996, the Maryland Energy Financing Administration issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58,550,000. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now our wholly owned subsidiary known as Synagro -- Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. We assumed all obligations associated with the Maryland Project Revenue Bonds in connection with our acquisition of the Bio Gro Division of Waste Management, Inc. in 2000. Maryland Project Revenue Bonds in the aggregate amount of $14.6 million have already been paid, and the remaining Maryland Project Revenue Bonds bear interest at annual rates between 5.65 percent and 6.45 percent and mature on dates between December 1, 2004, and December 1, 2016.

In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds ("Sacramento Biosolids Facility Project") in the aggregate amount of $21,275,000. The nonrecourse revenue bonds consist of $20,075,000 Series 2002-A and $1,200,000 Series 2002-B (taxable) (collectively, the "Bonds"). The Authority loaned the proceeds of the Bonds to Sacramento Project Finance, Inc., one of our wholly owned subsidiaries, pursuant to a loan agreement dated December 1, 2002. The loan will finance the acquisition, design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional Sanitation District. The Bonds bear interest at annual rates between 4.25 percent and 5.5 percent and mature on dates between December 1, 2006, and December 1, 2024.

We believe we will have sufficient cash generated by our operations and available through our existing credit facility to provide for future working capital and capital expenditure requirements that will be adequate to meet our liquidity needs for the foreseeable future, including payment of interest on our credit facility and payments on the Nonrecourse Project Revenue Bonds. We cannot assure, however, that our business will generate sufficient cash flow from operations, that any cost savings and any operating improvements will be realized or that future borrowings will be available to it under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We make no assurance that we will be able to refinance any of our indebtedness, including our credit facility, on commercially reasonable terms or at all.

We have entered into various lease transactions to purchase transportation and operating equipment that have been accounted for as capital lease obligations and operating leases. The capital leases have lease terms of three to six years with interest rates from 5.0 percent to 7.18 percent. The net book value of the equipment related to these capital leases totaled approximately $15.7 million as of March 31, 2004. The operating leases have terms of two to eight years. Additionally, we have guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.3 million as of March 31, 2004.

SERIES D REDEEMABLE PREFERRED STOCK

We have authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, we issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of our common stock computed by dividing
(i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to our common stock or any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the our option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock excluding accrued dividends were converted at March 31, 2004, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

We have authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and our affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,254.462 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of our common stock computed by dividing (i) the sum of
(a) the number of shares to be converted multiplied by the liquidation value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to our common stock and any other of our equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at our option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock excluding accrued dividends were converted at March 31, 2004, they would represent 17,903,475 shares of common stock.

The future issuance of Series D and Series E Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value of our common stock is higher than the conversion price at date of issuance.

INTEREST RATE RISK

Total debt at March 31, 2004, included approximately $38.4 million in floating rate debt attributed to the Senior Credit Agreement at a base interest rate plus
3.0 percent, or approximately 4.15 percent at March 31, 2004. We also have interest rate swaps outstanding on our fixed rate debt. As a result, our interest cost in 2004 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (i.e.LIBOR) would be approximately $0.1 million.

WORKING CAPITAL

At March 31, 2004, we had working capital of approximately $12.3 million compared to approximately $18.7 million at December 31, 2003, a decrease of approximately $6.4 million. The decrease in working capital is principally due to an increase in accrued interest and a decrease in accounts receivable due to the seasonal nature of our business.

ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements can be found under the "Accounting Pronouncements" section of Note (1) to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES AND HEDGING ACTIVITIES

On July 24, 2003, we entered into two interest rate swap transactions with two financial institutions to hedge our exposure to changes in the fair value on $85 million of our Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on our future interest payments. The terms of the interest rate swap contract and the underlying debt instruments are identical. We have designated these swap agreements as fair value hedges. The swaps have notional amounts of $50 million and $35 million and mature in April 2009 to mirror the maturity of the Notes. Under the agreements, we pay on a semi-annual basis (each April 1 and October 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives a fixed-rate interest of 9 1/2 percent. During the three months ended March 31, 2004, we recorded interest savings related to these interest rate swaps of $0.6 million, which served to reduce interest expense. The $1.3 million fair value of these derivative instruments is included in other long-term assets, as of March 31, 2004. The carrying value of our Notes was increased by the same amount.

On June 25, 2001, we entered into a reverse swap on our 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the Retired Swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income recognized for the period ended March 31, 2004, was approximately $0.1 million.

The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, we entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in our reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $2.9 million is reflected in other long-term liabilities at March 31, 2004. The gain recognized during the period ended March 31, 2004, related to the floating-to-fixed interest rate swap agreement was approximately $1.3 million, while the loss recognized related to the reverse swap agreement was approximately $1.3 million. The amount of the ineffectiveness of the reverse swap agreement charged to other expense was approximately $40,000 for the period ended March 31, 2004.

INTEREST RATE RISK

Total debt at March 31, 2004, included approximately $38.4 million in floating rate debt attributed to the Senior Credit Agreement at a base interest rate plus
3.0 percent, or approximately 4.15 percent at March 31, 2004. We also have interest rate swaps outstanding on our fixed rate debt. As a result, our interest cost in 2004 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (i.e.LIBOR) would be approximately $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found under the "Litigation" section of Note (7), "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibit Index

     10.1 Fourth Amendment dated as of March 9, 2004, amending the Third Amended and Restated Credit Agreement dated as of May 8, 2002, among Synagro Technologies, Inc., various financial institutions and Bank of America, N.A.

    31.1   Certification of Chief Executive Officer
    31.2   Certification of Chief Financial Officer
    32.1   Section 1350 Certification of Chief Executive Officer
    32.2   Section 1350 Certification of Chief Financial Officer

(B) Reports on Form 8-K

    Current report on Form 8-K filed on March 5, 2004, announcing the Company's 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    SYNAGRO TECHNOLOGIES, INC.

Date: May 7, 2004                            By: /s/ Robert C. Boucher, Jr.
                                                 ------------------------------
                                                 Chief Executive Officer

Date: May 7, 2004                            By: /s/ J. Paul Withrow
                                                 ------------------------------
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

     10.1 Fourth Amendment dated as of March 9, 2004, amending the Third Amended and Restated Credit Agreement dated as of May 8, 2002, among Synagro Technologies, Inc., various financial institutions and Bank of America, N.A.
     31.1   Certification of Chief Executive Officer
     31.2   Certification of Chief Financial Officer
     32.1   Section 1350 Certification of Chief Executive Officer
     32.2   Section 1350 Certification of Chief Financial Officer