Form 10-Q
period 2004-06-30
SYNAGRO TECHNOLOGIES INC
filed 2004-08-16
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004      Commission File Number 0-21054

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

                   CLASS                     OUTSTANDING AT AUGUST 16, 2004
         -----------------------------       ------------------------------
         Common stock, par value $.002                19,775,821

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of June 30, 2004 (Unaudited),
    and December 31, 2003 (Derived from Audited Financial Statements) .........    3

Condensed Consolidated Statements of Operations for the
    Three and Six Months Ended June 30, 2004 and 2003 (Unaudited) .............    4

Condensed Consolidated Statement of Stockholders' Equity for the Six Months
    Ended June 30, 2004 (Unaudited) ...........................................    5

Condensed Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 2004 and 2003 (Unaudited) .......................    6

Notes to Condensed Consolidated Financial Statements (Unaudited) ..............    7

Management's Discussion and Analysis of Financial
    Condition and Results of Operations .......................................   20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........   26

Item 4.  Controls and Procedures ..............................................   26

PART II - OTHER INFORMATION ...................................................   27

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 JUNE 30,   DECEMBER 31,
                                                                  2004         2003
                                                                ---------    ---------
                                                                             (DERIVED
                                                                            FROM AUDITED
                                                                             FINANCIAL
                                                               (UNAUDITED)  STATEMENTS)
                           ASSETS
Current Assets:
   Cash and cash equivalents ................................   $     180    $     206
   Restricted cash ..........................................       2,304        1,410
   Accounts receivable, net .................................      58,916       59,581
   Note receivable, current portion .........................         610          342
   Prepaid expenses and other current assets ................      14,197       10,840
                                                                ---------    ---------
      Total current assets ..................................      76,207       72,379

Property, machinery & equipment, net ........................     220,006      213,697

Other Assets:
   Goodwill .................................................     172,868      172,398
   Restricted cash - construction fund ......................       4,939       12,184
   Restricted cash - debt service fund ......................       8,560        7,275
   Other, net ...............................................      13,982       14,091
                                                                ---------    ---------
         Total assets .......................................   $ 496,562    $ 492,024
                                                                =========    =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt .....................   $     937    $     955
   Current maturities of nonrecourse project revenue bonds ..       2,570        2,570
   Current maturities of capital lease obligations ..........       2,964        2,678
   Accrued interest payable .................................       4,078        4,222
   Accounts payable and accrued expenses ....................      48,788       43,257
                                                                ---------    ---------
      Total current liabilities .............................      59,337       53,682

Long-Term Debt:
   Long-term debt obligations, net ..........................     182,802      194,084
   Nonrecourse project revenue bonds, net ...................      62,314       62,301
   Capital lease obligations, net ...........................      12,376       12,748
                                                                ---------    ---------
      Total long-term debt ..................................     257,492      269,133
      Other long-term liabilities ...........................      21,734       17,536
                                                                ---------    ---------

          Total liabilities .................................     338,563      340,351

Commitments and Contingencies

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share ..............      90,613       86,299

Stockholders' Equity:
   Preferred stock, $.002 par value, 10,000,000 shares
     authorized, none issued and outstanding  ...............          --           --
   Common stock, $.002 par value, 100,000,000 shares
     authorized, 19,775,821 and 19,775,821 shares issued and
     outstanding, respectively ..............................          40           40

   Additional paid-in capital ...............................      77,799       82,113
   Accumulated deficit ......................................      (9,403)     (15,477)
   Accumulated other comprehensive loss .....................      (1,050)      (1,302)
                                                                ---------    ---------
      Total stockholders' equity ............................      67,386       65,374
                                                                ---------    ---------
Total liabilities and stockholders' equity ..................   $ 496,562    $ 492,024
                                                                =========    =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                       JUNE 30,
                                                            ----------------------------    ----------------------------
                                                                2004            2003            2004            2003
                                                            ------------    ------------    ------------    ------------
Revenue .................................................   $     82,301    $     75,641    $    154,962    $    138,870
Cost of services ........................................         63,280          55,501         123,624         106,888
                                                            ------------    ------------    ------------    ------------
Gross profit ............................................         19,021          20,140          31,338          31,982

Selling, general and administrative expenses ............          5,699           5,926          11,521          12,230
                                                            ------------    ------------    ------------    ------------
   Income from operations ...............................         13,322          14,214          19,817          19,752
Other (income) expense:
   Other income, net ....................................           (774)            (42)           (892)            (11)
   Interest expense, net ................................          5,582           6,208          10,751          12,055
                                                            ------------    ------------    ------------    ------------
      Total other expense, net ..........................          4,808           6,166           9,859          12,044
                                                            ------------    ------------    ------------    ------------
Income before provision for income taxes ................          8,514           8,048           9,958           7,708
   Provision for income taxes ...........................          3,320           3,058           3,884           2,929
                                                            ------------    ------------    ------------    ------------

Net income before cumulative effect of change
   in accounting for asset retirement obligations and
   preferred stock dividends ............................          5,194           4,990           6,074           4,779
Cumulative effect of change in accounting for asset
   Retirement obligations, net of tax benefit of $292 ...             --              --              --             476
                                                            ------------    ------------    ------------    ------------
Net income before preferred stock dividends .............          5,194           4,990           6,074           4,303
Preferred stock dividends ...............................          2,176           2,029           4,314           4,004
                                                            ------------    ------------    ------------    ------------
Net income applicable to common stock ...................   $      3,018    $      2,961    $      1,760    $        299
                                                            ============    ============    ============    ============
Earnings per share:

Basic
   Earnings per share before cumulative effect of
    change in accounting for asset retirement
    obligations .........................................   $       0.15    $       0.15    $       0.09    $       0.04

   Cumulative effect of change in accounting for asset
      retirement obligations ............................             --              --              --           (0.02)
                                                            ------------    ------------    ------------    ------------
   Earnings per share ...................................   $       0.15    $       0.15    $       0.09    $       0.02
                                                            ============    ============    ============    ============

Diluted
   Earnings per share before preferred stock
     dividends and  cumulative effect of change in
     accounting for asset retirement obligations ........   $       0.09    $       0.09    $       0.09    $       0.04
   Cumulative effect of change in accounting for asset
      retirement obligations ............................             --              --              --           (0.02)
                                                            ------------    ------------    ------------    ------------
   Earnings per share ...................................   $       0.09    $       0.09    $       0.09    $       0.02
                                                            ============    ============    ============    ============

Weighted average shares outstanding:
   Weighted average shares outstanding for basic earnings
      per share calculation .............................     19,775,821      19,775,821      19,775,821      19,775,821
   Effect of dilutive stock options .....................        679,672         171,761              --              --
   Effect of convertible preferred stock under the
      "if converted" method .............................     37,976,978      35,049,792              --              --
                                                            ------------    ------------    ------------    ------------
   Weighted average shares outstanding for diluted
      earnings per share ................................     58,432,471      54,997,374      19,775,821      19,775,821
                                                            ============    ============    ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                          COMMON STOCK                                     ACCUMULATED
                                    -------------------------    ADDITIONAL                   OTHER                    COMPREHENSIVE
                                                                  PAID-IN     ACCUMULATED  COMPREHENSIVE                  INCOME
                                      SHARES        AMOUNT        CAPITAL       DEFICIT    INCOME (LOSS)     TOTAL     (see Note 1)
                                    -----------   -----------   -----------   -----------   -----------   -----------  -------------
BALANCE, January 1, 2004 ........    19,775,821   $        40   $    82,113   $   (15,477)  $    (1,302)  $    65,374  $        --
 Change in comprehensive
   income .......................            --            --            --            --           252           252          252
 Preferred stock dividends ......                                    (4,314)                                   (4,314)
 Net income before preferred
   stock dividends ..............            --            --            --         6,074            --         6,074        6,074
                                    -----------   -----------   -----------   -----------   -----------   -----------  -----------
BALANCE, June 30, 2004 ..........    19,775,821   $        40   $    77,799   $    (9,403)  $    (1,050)  $    67,386  $     6,326
                                    ===========   ===========   ===========   ===========   ===========   ===========  ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------
                                                                           2004       2003
                                                                         --------   --------
Cash flows from operating activities:
   Net income applicable to common stock ..........................      $  1,760   $    299
   Adjustments to reconcile net income applicable to common
      stock to net cash provided by operating activities:
        Preferred stock dividends .................................         4,314      4,004
        Cumulative effect of change in accounting for
           asset retirement obligations ...........................            --        476
        Depreciation and amortization .............................         9,490      8,425
        Amortization of debt financing costs ......................           615        517
        Provision for deferred income taxes .......................         3,806      2,870
        Gain on sale of property, machinery and equipment .........          (892)       (95)
    (Increase) decrease in the following, net:
           Accounts receivable ....................................           665     (6,303)
           Prepaid expenses and other current assets ..............          (187)      (860)
    Increase (decrease) in the following, net:
           Accrued interest payable ...............................          (144)       215
           Accounts payable and accrued expenses
              and other long-term liabilities .....................           396     (4,179)
                                                                         --------   --------
   Net cash provided by operating activities ......................        19,823      5,369
                                                                         --------   --------

Cash flows from investing activities:
      Purchase of businesses ......................................          (470)    (4,418)
      Purchases of property, machinery and equipment ..............        (7,563)    (7,932)
      Proceeds from sale of property, machinery and equipment .....         1,672     14,103
      Facility construction funded by restricted cash .............        (7,240)        --
      Decrease in restricted cash for facility construction .......         7,240        461
      Increase in other restricted cash accounts ..................        (2,174)      (243)
      Other .......................................................          (269)      (169)
                                                                         --------   --------
Net cash (used) provided by investing activities ..................        (8,804)     1,802
                                                                         --------   --------
Cash flows from financing activities:
      Payments of debt ............................................       (12,869)    (6,478)
      Net increase in bank revolver borrowings ....................         2,000         --
      Debt issuance costs .........................................          (176)      (774)
                                                                         --------   --------
Net cash used in financing activities .............................       (11,045)    (7,252)
                                                                         --------   --------
Net decrease in cash and cash equivalents .........................           (26)       (81)
Cash and cash equivalents, beginning of period ....................           206        239
                                                                         --------   --------
Cash and cash equivalents, end of period ..........................      $    180   $    158
                                                                         ========   ========
Supplemental Cash Flow Information
     Interest paid during the period ..............................         9,119      8,931
     Taxes paid during the period .................................           355        154

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   BASIS OF PRESENTATION

GENERAL

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc. ("Synagro" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the six months ended June 30, 2004, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

RESTATEMENT OF COMPREHENSIVE INCOME

In our previous financial statements we deducted preferred stock dividends from our calculation of comprehensive income. We have determined that preferred stock dividends should not be included in the Company's calculation of its comprehensive income. Therefore, we have restated our financial statements for the three and six months ended June 30, 2003 and the three months ended March 31, 2004 and 2003, to exclude preferred stock dividends from comprehensive income. This restatement also had no effect on our consolidated balance sheets, statements of operations or statements of cash flows.

The following reflects the adjustments related to the restatement of our comprehensive income (loss) for the periods presented (in thousands):

                                                                    SIX MONTHS ENDED JUNE 30,
                                                     --------------------------------------------------------
                                                                             2003
                                                                         As Previously              2003
                                                      2004                 Reported              As Restated
                                                     -------             -------------           -----------
Net income before preferred stock
         dividends                                   $ 6,074                $ 4,303                 $ 4,303

Amortization of impact of
         SFAS No. 133                                    252                    252                     252

Preferred Stock Dividends                                 --                 (4,004)                     --
                                                     -------                -------                 -------

Comprehensive Income                                 $ 6,326                $   551                 $ 4,555
                                                     =======                =======                 =======

                                                                   THREE MONTHS ENDED JUNE 30,
                                                      --------------------------------------------------------
                                                                              2003
                                                                          As Previously             2003
                                                        2004                Reported             As Restated
                                                      -------             -------------          -----------
Net income before preferred stock
         dividends                                    $ 5,194                $ 4,990                 $ 4,990

Amortization of impact of
         SFAS No. 133                                     126                    126                     126

Preferred Stock Dividends                                  --                 (2,029)                     --
                                                      -------                -------                 -------

Comprehensive Income                                  $ 5,320                $ 3,087                 $ 5,116
                                                      =======                =======                 =======

                                                                    THREE MONTHS ENDED MARCH 31,
                                                    -----------------------------------------------------------
                                                        2004                            2003
                                                   As Previously       2004        As Previously       2003
                                                     Reported       As Restated      Reported       As Restated
                                                   -------------    -----------    -------------    -----------
Net income (loss) before preferred stock
         dividends                                     $  880          $  880         ($  687)        ($  687)

Amortization of impact of
         SFAS No. 133                                     126             126             126             126

Preferred Stock Dividends                              (2,138)             --          (1,975)             --
                                                      -------          ------         -------         -------

Comprehensive income (loss)                           ($1,132)         $1,006         ($2,536)        ($  561)
                                                      =======          ======         =======         =======

The Company is in the process of having a reaudit of its consolidated financial statements for the year ended December 31, 2001 completed and will file a Form 10-K/A reflecting the results of the reaudit in the near future. The Company will restate comprehensive income/(loss) by $7.2 million, $7.7 million and $8.2 million to remove preferred stock dividends for the years ended December 31, 2003, 2002 and 2001, respectively, in this Form 10-K/A. For a further discussion of the reaudit, refer to the Company's previously filed Annual Report on Form 10-K for the year ended December 31, 2003.

ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, the Company adopted Statement on Financial Accounting Standards ("SFAS") No. 143, "Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. The Company's asset retirement obligations primarily consist of equipment dismantling and foundation removal at certain facilities and temporary storage facilities. During the first quarter of 2003, the Company recorded a charge related to the cumulative effect of change in accounting for asset retirement obligations, net of tax, totaling approximately $0.5 million (approximately $0.8 million before tax), increased liabilities by approximately $1.6 million, and increased property, plant and equipment by approximately $0.5 million. There was no impact on the Company's cash flows as a result of adopting SFAS No. 143. The asset retirement obligation, which is included on the condensed consolidated balance sheet in other long-term liabilities including accretion of approximately $0.1 million, was approximately $1.8 million at June 30, 2004.

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

Had the Company elected to apply SFAS No. 123, the Company's net income (loss) and income (loss) per diluted share would have approximated the pro forma amounts indicated below (in thousands):

                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                               --------------------------     -------------------------
                                                    2004         2003             2004         2003
                                                 ----------   ----------       ----------   ----------
Net income applicable to common stock, as
  reported .................................     $    3,018   $    2,961       $    1,760   $      299
Less:  Compensation expense per SFAS No
 123, net of tax ...........................     $      289   $      368       $      554   $      732
                                                 ----------   ----------       ----------   ----------
Pro forma after effect of SFAS No. 123 .....     $    2,729   $    2,593       $    1,206   $     (433)
                                                 ==========   ==========       ==========   ==========
Diluted income per share, as reported ......     $     0.09   $     0.09       $     0.09   $     0.02
Pro forma after effect of SFAS No. 123 .....     $     0.08   $     0.08       $     0.06   $    (0.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value per share of $2.55 and $1.36 for grants made during the six months ended June 30, 2004 and 2003, respectively. The following assumptions were used for option grants in 2004 and 2003, respectively: expected volatility of 114 percent and 47 percent; risk-free interest rates of 4.34 percent and 4.03 percent; expected lives of up to ten years and no expected dividends to be paid. For the quarter ended June 30, 2004, the weighted average fair value per share was $2.74. The following assumptions were used for option grants during the three months ended June 30, 2004: expected volatility of 124 percent; risk-free interest rate of
4.69 percent; expected lives of up to ten years and no expected dividends to be paid. The compensation expense included in the above pro forma data may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

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

Allowance for Doubtful Accounts -- The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Allowance for doubtful accounts was approximately $ 1.2 million at June 30, 2004 and $1.5 million at December 31, 2003.

Loss Contracts -- The Company evaluates its revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations.

Property and Equipment/Long-Lived Assets -- Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The carrying amount of an asset (group) is considered impaired if it exceeds the sum of the Company's estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges.

The Company regularly incurs costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. The Company has recorded $23.6 million in property and long-term assets related to these activities at June 30, 2004, compared to $14.7 million at December 31, 2003. The Company routinely reviews the status of each of these projects to determine if these costs are realizable. If the Company is unsuccessful in obtaining the required permits, government approvals, or fulfilling the contract requirements, these costs will be expensed.

Goodwill -- Goodwill attributable to the Company's reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually at year end unless factors become known that an impairment may have occurred prior to year end. During the six months ended June 30, 2004, the Company recorded certain adjustments related to tax payments with previous owners and payments related to earnouts. These adjustments increased goodwill by $0.5 million as of June 30, 2004.

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

Legal and Contingency Accruals -- The Company estimates and accrues the amount of probable exposure it may have with respect to litigation, claims and assessments. These estimates are based on management's facts and probabilities of the ultimate resolution of the litigation.

Self-Insurance Reserves -- The Company is substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based on known facts, historical trends, industry averages and actuarial assumptions regarding future claims development and claims incurred but not reported.

Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

(2)   ACQUISITIONS

In May 2003, the Company purchased Aspen Resources, Inc. ("Aspen"). The purchase of Aspen provides the Company with added expertise in the management of pulp and paper organic residuals. The allocation of purchase price resulted in approximately $3.4 million of goodwill. The assets acquired and liabilities assumed relating to the acquisition are summarized below (in thousands):

Cash paid, including transaction costs, net of cash       $ 4,093
  acquired...........................................
Note payable to seller...............................         500
Less:  Net assets acquired...........................      (1,182)
                                                          -------
Goodwill.............................................     $ 3,411
                                                          =======

The note payable to the former owners is due in equal monthly installments with interest payable at an annual rate of five percent beginning May 2004.

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

(4)   REDEEMABLE PREFERRED STOCK

SERIES D REDEEMABLE PREFERRED STOCK

The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, the Company issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock, excluding accrued dividends, were converted at June 30, 2004, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,254.462 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock, excluding accrued dividends, were converted at June 30, 2004, they would represent 17,903,475 shares of common stock.

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

(6)   DEBT

Long-term debt obligations consist of the following:

                                                 JUNE 30,   DECEMBER 31,
                                                  2004         2003
                                                ---------    ---------
                                                    (IN THOUSANDS)
Senior credit facility -
     Revolving line of credit ...............   $   2,000    $      --
     Term loans .............................      32,840       44,274
Subordinated debt ...........................     150,000      150,000
Fair value adjustment of subordinated debt
  as a result  of interest rate swaps .......      (2,508)        (755)
Notes payable to sellers of acquired
  businesses ................................       1,394        1,500
Other notes payable .........................          13           20
                                                ---------    ---------
     Total debt .............................   $ 183,739    $ 195,039
Less:  Current maturities ...................        (937)        (955)
                                                ---------    ---------
     Long-term debt, net of current
      maturities  ...........................   $ 182,802    $ 194,084
                                                =========    =========

CREDIT FACILITY

On May 8, 2002, the Company entered into a $150 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt, to provide working capital for operations, to fund capital expenditures and for other general corporate purposes. The Senior Credit Agreement bears interest at LIBOR or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement.

During May 2003, the Company further amended its Senior Credit Agreement to increase the revolving loan commitment to approximately $95 million.

The current loan commitments under the Senior Credit Agreement are as follows:

      (i)   Revolving Loan up to $95 million outstanding at any one time;

      (ii) Term B Loans (which, once repaid, may not be reborrowed) of $70 million; and

      (iii) Letters of Credit up to $50 million as a subset of the Revolving Loan. At June 30, 2004, the Company had approximately $32.9 million of Letters of Credit outstanding.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                               REVOLVING   TERM
PERIOD ENDING DECEMBER 31,       LOAN      LOANS
--------------------------       ----      -----
2002 ........................       --      0.25%
2003 ........................       --      1.00%
2004 ........................       --      1.00%
2005 ........................       --      1.00%
2006 ........................       --      1.00%
2007 ........................   100.00%     1.00%
2008 ........................       --     94.75%
                                ------    ------
                                100.00%   100.00%
                                ======    ======

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of June 30, 2004. The Senior Credit Agreement is collateralized by substantially all of the Company's assets and those of it subsidiaries and expires on December 31, 2008. As of June 30, 2004, the

Company had approximately $62.1 million of unused borrowings under the Senior Credit Agreement, of which approximately $44.4 million is available for borrowing based on the ratio limitations included in the Senior Credit Agreement. On March 9, 2004, the Company amended its Senior Credit Agreement to, among other things, exclude certain charges from its financial covenant calculations, to clarify certain defined terms, to increase the amount of indebtedness permitted under its total leverage ratio, and to reset capital and operating lease limitations.

SENIOR SUBORDINATED NOTES

In April 2002, the Company issued $150 million aggregate in principal amount of its 9 1/2 percent Senior Subordinated Notes due on April 1, 2009 (the "Notes"). The Notes are unsecured senior indebtedness and are guaranteed by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries (the "Guarantors"). As of June 30, 2004, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (see Note 10), were Guarantors of the Notes. Interest on the Notes accrues from April 17, 2002, and is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2002. On or after April 1, 2006, the Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on April 1 of the years indicated below:

YEARS                       LOAN
-----                       ----
2006.................     104.750%
2007.................     102.375%
2008 and thereafter..     100.000%

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

The Notes and the guarantees of the Guarantors are (i) unsecured; (ii) subordinate in right of payment to all existing and future senior indebtedness (including all borrowings under the Senior Credit Agreement and surety obligations) of Synagro and the Guarantors; (iii) equal in right of payment to all future and senior subordinated indebtedness of Synagro and the Guarantors; and (iv) senior in right of payment to future subordinated indebtedness of Synagro and the Guarantors.

NOTES PAYABLE TO SELLERS OF ACQUIRED BUSINESSES

In connection with the Aspen acquisition, the Company entered into a $0.5 million note payable with the former owners of Aspen. The note payable is due in equal monthly installments with interest payable at an annual rate of five percent beginning May 2004.

DERIVATIVES AND HEDGING ACTIVITIES

On July 24, 2003, the Company entered into two interest rate swap transactions with two financial institutions to hedge the Company's exposure to changes in the fair value on $85 million of its Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on the Company's future interest payments. The terms of the interest rate swap contract and the underlying debt instruments are identical. The Company has designated these swap agreements as fair value hedges. The swaps have notional amounts of $50 million and $35 million and mature in April 2009 to mirror the maturity of the Notes. Under the agreements, the Company pays on a semi-annual basis (each April 1 and October 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives a fixed-rate interest of 9 1/2 percent. During the three and six months ended June 30, 2004, the Company recorded interest savings related to these interest rate swaps of $0.5 million and

$1.1 million, respectively, which served to reduce interest expense. The $2.5 million fair value of these derivative instruments is included in other long-term liabilities, as of June 30, 2004. The carrying value of the Notes was decreased by the same amount.

On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the Retired Swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income recognized for the three and six months ended June 30, 2004, was approximately $0.1 million and $0.3 million, respectively.

The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $2.5 million is reflected in other long-term liabilities at June 30, 2004. The loss recognized during the period ended June 30, 2004, related to the floating-to-fixed interest rate swap agreement was approximately $1.1 million, while the gain recognized related to the reverse swap agreement was approximately $1.1 million.

(7)   NONRECOURSE PROJECT REVENUE BONDS

                                                                         JUNE 30,  DECEMBER 31,
                                                                           2004        2003
                                                                         ------------  ----------
                                                                            (IN THOUSANDS)
Maryland Energy Financing Administration Limited Obligation
 Solid Waste Disposal Revenue Bonds, 1996 series --
    Revenue bonds due 2001 to 2005 at stated interest
      rates of 5.4% to 5.85% .........................................   $  5,280    $  5,280
    Term revenue bond due 2010 at stated interest rate of 6.30% ......     16,295      16,295
    Term revenue bond due 2016 at stated interest rate of 6.45% ......     22,360      22,360
                                                                         --------    --------
                                                                           43,935      43,935
California Pollution Control Financing Authority Solid  Waste
 Revenue Bonds --
    Series 2002A -- Revenue bonds due 2008 to 2024
      at stated interest rates of 4.375% to 5.50% ....................     19,741      19,741
    Series 2002B -- Revenue bonds due 2006 at stated
      interest rate of 4.25%, net of discount ........................      1,208       1,195
                                                                         --------    --------
                                                                           20,949      20,936
                                                                         --------    --------
Total nonrecourse project revenue bonds ..............................     64,884      64,871
    Less:  Current maturities ........................................     (2,570)     (2,570)
                                                                         --------    --------
    Nonrecourse project revenue bonds, net of current maturities .....   $ 62,314    $ 62,301
                                                                         ========    ========
    Amounts recorded in other assets as restricted cash -
      debt service fund ..............................................   $  8,560    $  7,275
                                                                         ========    ========

MARYLAND PROJECT REVENUE BONDS

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

At June 30, 2004, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $54.8 million and restricted cash of approximately $9.0 million, of which approximately $6.8 million is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company's request.

SACRAMENTO PROJECT BONDS

In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds in the aggregate amount of $20.9 million (net of original issue discount of $0.4 million). The nonrecourse revenue bonds consist of $19.7 million (net of original issue discount of $0.4 million) Series 2002-A and $1.2 million (net of original issue discount of $9,000) Series 2002-B (collectively, the "Sacramento Bonds"). The Authority loaned the proceeds of the Sacramento Bonds to Sacramento Project Finance, Inc., a wholly owned subsidiary of the Company, pursuant to a loan agreement dated December 1, 2002. The purpose of the loan is to finance the design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional Sanitation District. The Sacramento Bonds bear interest at annual rates between 4.25 percent and 5.5 percent and mature on dates between December 1, 2006, and December 1, 2024. Currently, the Company is in the construction phase of the project with a start up expected in the fourth quarter of 2004.

The Sacramento Bonds are primarily collateralized by the pledge of certain future revenues and all of the property of Sacramento Project Finance, Inc. The facility will be owned by Sacramento Project Finance, Inc. and leased to Synagro Organic Fertilizer Company of Sacramento, Inc., another wholly owned subsidiary of the Company. Synagro Organic Fertilizer Company of Sacramento, Inc. will be obligated under a lease agreement dated December 1, 2002, to pay base rent to Sacramento Project Finance, Inc. in an amount exceeding the debt service of the Sacramento Bonds. The facility will be located on property owned by the Sacramento Regional County Sanitation District ("Sanitation District"). The Sanitation District will provide the principal source of revenues to Synagro Organic Fertilizer Company of Sacramento, Inc. through a service fee under a contract that has been executed.

At the Company's option, it may cause the early redemption of some Sacramento Bonds subject to redemption prices specified in the loan agreement.

The loan agreement requires that Sacramento Project Finance, Inc. place certain monies in restricted accounts and that those funds be used for designated purposes (e.g., operation and maintenance expense account, reserve requirement accounts, etc.). Monies in these funds will remain restricted until the Sacramento Bonds are paid.

At June 30, 2004, the Sacramento Bonds are partially collateralized by restricted cash of approximately $4.9 million, of which approximately $1.7 million is in a debt service fund that is established to secure certain payments and can be utilized to make the final payment at the Company's request, and the remainder is reserved for construction costs. The Company is not a guarantor of the Sacramento Bonds or the loan funded by the Sacramento Bonds.

The Maryland Project Revenue Bonds and the Sacramento Bonds are excluded from the financial covenant calculations required by the Company's Senior Credit Agreement.

(8)   COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company's business activities are subject to environmental regulation under federal, state and local laws and regulations. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. The Company believes that these matters will not have a material adverse effect on its business, financial condition, results of operations and cash flows. However, the outcome of any particular proceeding cannot be predicted with certainty. The Company is required under various regulations to procure licenses and permits to conduct its operations. These licenses and permits are subject to periodic renewal without which its operations could be adversely affected. There can be no assurance that any changes in regulatory requirements will not have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

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

In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. The Company believes accruals of approximately $1.0 million as of June 30, 2004, are adequate to provide for its exposures to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The final resolution of these exposures could be substantially different from the amount recorded.

DESIGN AND BUILD CONTRACT RISK

The Company participates in design and build construction operations, usually as a general contractor. Virtually all design and construction work is performed by unaffiliated subcontractors. As a consequence, the Company is dependent upon the continued availability of and satisfactory performance by these subcontractors for the design and construction of its facilities. There is no assurance that there will be sufficient availability of and satisfactory performance by these unaffiliated subcontractors. In addition, inadequate subcontractor resources and unsatisfactory performance by these subcontractors could have a material adverse effect on the Company's business, financial condition, results of operation and cash flows. Further, as the general contractor, the Company is legally responsible for the performance of its contracts and, if such contracts are under-performed or nonperformed by its subcontractors, the Company could be financially responsible. Although the Company's contracts with its subcontractors typically provide for indemnification if its subcontractors do not satisfactorily perform their obligations under the contract, there can be no assurance that such indemnification would cover the Company's financial losses in attempting to fulfill the contractual obligations.

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

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                         ---------------------------   ---------------------------
                                                             2004           2003           2004           2003
                                                         ------------   ------------   ------------   ------------
                                                                     (in thousands except share data)
Net income applicable to common stock:

Net income before cumulative effect of change in
  accounting for asset retirement obligations
  and preferred stock dividends ......................   $      5,194   $      4,990   $      6,074   $      4,779
Cumulative effect of change in accounting for
  asset retirement obligations, net of tax benefit
  of $292 ............................................             --             --             --            476
                                                         ------------   ------------   ------------   ------------
Net income before preferred stock dividends ..........          5,194          4,990          6,074          4,303
Preferred stock dividends ............................          2,176          2,029          4,314          4,004
                                                         ------------   ------------   ------------   ------------
Net income applicable to common stock ................   $      3,018   $      2,961   $      1,760   $        299
                                                         ============   ============   ============   ============
Earnings per share:

Basic
 Earnings per share before cumulative effect of
   change in accounting for asset retirement
   obligation ........................................   $       0.15   $       0.15   $       0.09   $       0.04
 Cumulative effect of change in accounting for
   asset retirement obligations ......................             --             --             --          (0.02)
                                                         ------------   ------------   ------------   ------------
 Earnings per share ..................................   $       0.15   $       0.15   $       0.09   $       0.02
                                                         ============   ============   ============   ============
Weighted average shares outstanding for basic
   earnings per share calculation ....................     19,775,821     19,775,821     19,775,821     19,775,821

Diluted
 Earnings per share before preferred stock
    dividends and cumulative effect of change in
    accounting for asset retirement obligations ......   $       0.09   $       0.09   $       0.09   $       0.04
 Cumulative effect of change in accounting for
    asset retirement obligations .....................             --             --             --          (0.02)
                                                         ------------   ------------   ------------   ------------
 Earnings per share ..................................   $       0.09   $       0.09   $       0.09   $       0.02
                                                         ============   ============   ============   ============
Weighted average shares outstanding for basic
    earnings per share ...............................     19,775,821     19,775,821     19,775,821     19,775,821
Effect of dilutive stock options .....................        679,672        171,761             --             --
Effect of convertible preferred stock under the "if
    converted" method ................................     37,976,978     35,049,792             --             --
                                                         ------------   ------------   ------------   ------------
Weighted average shares outstanding for diluted
    earnings per share ...............................     58,432,471     54,997,374     19,775,821     19,775,821
                                                         ============   ============   ============   ============

Basic and diluted EPS are the same for the six months ended June 30, 2004 and 2003, because diluted EPS was less dilutive than basic EPS ("antidilutive"). Accordingly, 38,058,648 and 34,819,687 shares representing common stock equivalents (related to convertible preferred stock and stock options) have been excluded from the diluted EPS calculations for the six months ending June 30, 2004 and 2003, respectively.

(10)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 7, as of June 30, 2004, all of the Company's subsidiaries, except the subsidiaries formed to own and operate the Sacramento biosolids processing facility, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (the "Non-Guarantor Subsidiaries"), are Guarantors of the Notes. Each of the Guarantors is ultimately wholly owned by the parent company and the guarantees are unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following consolidating balance sheets as of June 30, 2004, and December 31, 2003, have been provided. The parent company has no independent assets or operations. In addition, the Non-Guarantor Subsidiaries had no operations and cash flows from December 31, 2003, through June 30, 2004 because the construction of the facility is still in progress. Accordingly, no consolidating statements of operations or cash flows have been provided.

                          CONSOLIDATING BALANCE SHEETS
                               AS OF JUNE 30, 2004
                             (DOLLARS IN THOUSANDS)

                                                                                         NON-
                                                                        GUARANTOR      GUARANTOR
                                                            PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                          ---------    ------------  -----------   ------------   ------------
                 ASSETS
Current Assets:
  Cash and cash equivalents ...........................   $      84      $      45     $      51     $      --      $     180
  Restricted cash .....................................          --          2,304            --            --          2,304
  Accounts receivable, net ............................          --         58,916            --            --         58,916
  Note receivable, current portion ....................          --            610            --            --            610
  Prepaid expenses and other current assets ...........          --         14,197            --            --         14,197
                                                          ---------      ---------     ---------     ---------      ---------
          Total current assets ........................          84         76,072            51            --         76,207
Property, machinery & equipment, net ..................          --        206,448        13,558            --        220,006
Other Assets:
  Goodwill ............................................          --        172,868            --            --        172,868
  Investments in subsidiaries .........................      79,241             --            --       (79,241)            --
  Restricted cash - construction fund .................          --             --         4,939            --          4,939
  Restricted cash - debt service fund .................          --          6,846         1,714            --          8,560
  Other, net ..........................................       6,198          4,812         2,972            --         13,982
                                                          ---------      ---------     ---------     ---------      ---------
          Total assets ................................   $  85,523      $ 467,046     $  23,234     $ (79,241)     $ 496,562
                                                          =========      =========     =========     =========      =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ................   $     334      $     603     $      --     $      --      $     937
  Current maturities of nonrecourse project
   revenue bonds ......................................          --          2,570            --            --          2,570
  Current maturities of capital lease obligations .....          --          2,964            --            --          2,964
  Accrued interest payable ............................       4,078             --            --            --          4,078
  Accounts payable and accrued expenses ...............          --         47,788         1,000            --         48,788
                                                          ---------      ---------     ---------     ---------      ---------
          Total current liabilities ...................       4,412         53,925         1,000            --         59,337

Long-Term Debt:
  Long-term debt obligations, net .....................     181,996            806            --            --        182,802
  Nonrecourse project revenue bonds, net ..............          --         41,365        20,949            --         62,314
  Intercompany ........................................    (260,149)       260,149            --            --             --
  Capital lease obligations, net ......................          --         12,376            --            --         12,376
                                                          ---------      ---------     ---------     ---------      ---------
     Total long-term debt .............................     (78,153)       314,696        20,949            --        257,492
     Other long-term liabilities ......................       1,265         20,469            --            --         21,734
                                                          ---------      ---------     ---------     ---------      ---------

          Total liabilities ...........................     (72,476)       389,090        21,949            --        338,563

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share ......................      90,613             --            --            --         90,613
Stockholders' Equity:
  Capital .............................................      77,839         37,804         1,285       (39,089)        77,839
  Accumulated deficit .................................      (9,403)        40,152            --       (40,152)        (9,403)
  Accumulated other comprehensive loss ................      (1,050)            --            --            --         (1,050)
                                                          ---------      ---------     ---------     ---------      ---------
          Total stockholders' equity ..................      67,386         77,956         1,285       (79,241)        67,386
                                                          ---------      ---------     ---------     ---------      ---------
Total liabilities and stockholders' equity ............   $  85,523      $ 467,046     $  23,234     $ (79,241)     $ 496,562
                                                          =========      =========     =========     =========      =========

                          CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                                       NON-
                                                                      GUARANTOR     GUARANTOR
                                                        PARENT       SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                       ---------      ---------     ---------     ---------      ---------
                                ASSETS
Current Assets:
  Cash and cash equivalents ........................   $      91      $      64     $      51     $      --      $     206
  Restricted cash ..................................          --          1,410            --            --          1,410
  Accounts receivable, net .........................          --         59,581            --            --         59,581
  Note receivable, current portion .................          --            342            --            --            342
  Prepaid expenses and other current assets ........          --         10,840            --            --         10,840
                                                       ---------      ---------     ---------     ---------      ---------
          Total current assets .....................          91         72,237            51            --         72,379
Property, machinery & equipment, net ...............          --        207,833         5,864            --        213,697
Other Assets:
  Goodwill .........................................          --        172,398            --            --        172,398
  Investments in subsidiaries ......................      76,551             --            --       (76,551)            --
  Restricted cash - construction fund ..............          --             --        12,184            --         12,184
  Restricted cash - debt service fund ..............          --          5,561         1,714            --          7,275
  Other, net .......................................       6,217          4,902         2,972            --         14,091
                                                       ---------      ---------     ---------     ---------      ---------
          Total assets .............................   $  82,859      $ 462,931     $  22,785     $ (76,551)     $ 492,024
                                                       =========      =========     =========     =========      =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt .............   $     955      $      --     $      --     $      --      $     955
  Current maturities of nonrecourse project
    revenue bonds ..................................          --          2,570            --            --          2,570
  Current maturities of capital lease obligations ..          --          2,678            --            --          2,678
  Accrued interest payable .........................       4,222             --            --            --          4,222
  Accounts payable and accrued expenses ............          --         42,693           564            --         43,257
                                                       ---------      ---------     ---------     ---------      ---------
          Total current liabilities ................       5,177         47,941           564            --         53,682
Long-Term Debt:
  Long-term debt obligations, net ..................     194,084             --            --            --        194,084
  Nonrecourse project revenue bonds, net ...........          --         41,365        20,936            --         62,301
  Intercompany .....................................    (271,655)       271,655            --            --             --
  Capital lease obligations, net ...................          --         12,748            --            --         12,748
                                                       ---------      ---------     ---------     ---------      ---------
     Total long-term debt ..........................     (77,571)       325,768        20,936            --        269,133
     Other long-term liabilities ...................       3,580         13,956            --            --         17,536
                                                       ---------      ---------     ---------     ---------      ---------
          Total liabilities ........................     (68,814)       387,665        21,500            --        340,351

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share ...................      86,299             --            --            --         86,299
Stockholders' Equity:
  Capital ..........................................      82,153         37,804         1,285       (39,089)        82,153
  Accumulated deficit ..............................     (15,477)        37,462            --       (37,462)       (15,477)
  Accumulated other comprehensive loss .............      (1,302)            --            --            --         (1,302)
                                                       ---------      ---------     ---------     ---------      ---------
          Total stockholders' equity ...............      65,374         75,266         1,285       (76,551)        65,374
                                                       ---------      ---------     ---------     ---------      ---------
Total liabilities and stockholders' equity .........   $  82,859      $ 462,931     $  22,785     $ (76,551)     $ 492,024
                                                       =========      =========     =========     =========      =========

(11)  LEASE TRANSACTIONS

During 2003 and 2004, the Company entered into various capital lease transactions to purchase transportation and operating equipment. The capital leases have lease terms of three to six years with interest rates from 5.0 percent to 7.18 percent. The net book value of the equipment related to these capital leases totaled approximately $16.5 million as of June 30, 2004.

During 2003 and 2004, the Company entered into operating lease transactions to use transportation and operating equipment. The operating leases have terms of two to eight years. Additionally, the Company has guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.3 million as of June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated historical financial statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2003. This discussion contains forward-looking statements regarding the business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements, but are not limited to those factors more thoroughly disclosed in our Annual Report on Form 10-K.

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

Contract revenues are generated primarily from land application, collection and transportation services, dewatering, incineration, composting, drying and pelletization services and facility operations and maintenance services, and are typically performed under a contract with terms ranging from 1 to 25 years. Contract revenues accounted for approximately 84 percent and 83 percent of total revenues in the six month periods ended June 30, 2004 and 2003, respectively, and 85 percent and 82 percent in the three month periods ended June 30, 2004 and 2003, respectively.

Purchase order revenues are primarily from facility operations, maintenance services, and collection and transportation services where services are performed on a recurring basis, but not under a long-term contract. Purchase order revenues accounted for approximately 4 percent and 5 percent of total revenues in the six months ended June 30, 2004 and 2003, respectively, and 4 percent and 5 percent of total revenues in the three months ended June 30, 2004 and 2003, respectively.

Product sales revenues are primarily generated from sales of composted and pelletized biosolids from internal and external facilities. Revenues from product sales accounted for approximately 5 percent of total revenues in the six months ended June 30, 2004 and 2003 and 4 percent of total revenues in the three months ended June 30, 2004 and 2003, respectively.

Design\build construction revenues are derived from contracts where we agree to design, build and then operate under a long term operating contract certain processing facilities (examples include drying and pelletization, composting, incineration and dewatering facilities). We typically subcontract the design/build work to subcontractors under fixed price contracts. Revenues from construction projects accounted for less than approximately 1 percent and 2 percent of total revenues in the six months and three months ended June 30, 2004 and 2003, respectively.

Event project revenues are typically generated from digester or lagoon cleanout projects and temporary dewatering projects. Revenue from event projects accounted for approximately 7 percent and 6 percent of total revenues in the six months and three months ended June 30, 2004 and 2003, respectively.

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

Our costs relating to service contracts include processing, transportation, spreading and disposal costs, and depreciation of operating assets. Our spreading, transportation and disposal costs can be adversely affected by unusual weather conditions and unseasonably heavy rainfall, which can temporarily reduce the availability of land application. Material must be transported to either a permitted storage facility (if available) or to a local landfill for disposal. In either case, this results in additional costs for transporting, storage and disposal of the biosolid materials compared to land application in a period of normal weather conditions. Our costs relating to construction contracts primarily include subcontractor costs related to design, permit and general construction. Our selling, general and administrative expenses are comprised of accounting, information systems, marketing, legal, human resources, regulatory compliance, and regional and executive management costs.

HISTORICAL RESULTS OF OPERATIONS

                                        THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                 -------------------------------------------  ------------------------------------------
                                        2004                   2003                  2004                   2003
                                 -------------------    --------------------  -------------------    -------------------
Revenue .......................  $ 82,301      100.0%   $ 75,641      100.0%  $154,962      100.0%   $138,870      100.0%
Cost of services ..............    63,280       76.9%     55,501       73.4%   123,624       79.8%    106,888       77.0%
                                 --------   --------    --------   --------   --------   --------    --------   --------
Gross profit ..................    19,021       23.1%     20,140       26.6%    31,338       20.2%     31,982       23.0%
Selling, general and
  administrative  expenses ....     5,699        6.9%      5,926        7.8%    11,521        7.4%     12,230        8.8%
                                 --------   --------    --------   --------   --------   --------    --------   --------
  Income from
    operations ................    13,322       16.2%     14,214       18.8%    19,817       12.8%     19,752       14.2%
                                 --------   --------    --------   --------   --------   --------    --------   --------
Other (income) expense:
  Other income, net ...........      (774)      (0.9)%       (42)       0.0%      (892)      (0.5)%       (11)       0.0%
  Interest expense, net .......     5,582        6.8%      6,208        8.2%    10,751        6.9%     12,055        8.7%
                                 --------   --------    --------   --------   --------   --------    --------   --------
   Total other expense,net ....     4,808        5.9%      6,166        8.2%     9,859        6.4%     12,044        8.7%
                                 --------   --------    --------   --------   --------   --------    --------   --------
Income before provision for
  income taxes ................     8,514       10.3%      8,048       10.6%     9,958        6.4%      7,708        5.5%
  Provision for income taxes ..     3,320        4.0%      3,058        4.0%     3,884        2.5%      2,929        2.1%
                                 --------   --------    --------   --------   --------   --------    --------   --------
Net income before
  cumulative effect of
  change in accounting for
  asset retirement
  obligations and preferred
  stock dividends .............     5,194        6.3%      4,990        6.6%     6,074        3.9%      4,779        3.4%
                                 --------   --------    --------   --------   --------   --------    --------   --------
Cumulative effect of
  change in accounting for
  asset retirement
  obligations, net of tax
  benefit of $292 .............        --        0.0%         --        0.0%        --        0.0%        476        0.3%
                                 --------   --------    --------   --------   --------   --------    --------   --------
Net income before preferred
  stock dividends .............     5,194        6.3%      4,990        6.6%     6,074        3.9%      4,303        3.1%
                                 --------   ========    --------   ========   --------   ========    --------   ========
Preferred stock dividends .....     2,176                  2,029                 4,314                  4,004
                                 --------               --------              --------               --------
Net income applicable to
  common stock ................  $  3,018               $  2,961              $  1,760               $    299
                                 ========               ========              ========               ========

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

For the three months ended June 30, 2004, revenue was approximately $82.3 million compared to approximately $75.6 million for the three months ended June 30, 2003, an increase of approximately $6.7 million, or 8.9 percent. Approximately $7.2 million of the increase related to contract service revenues, approximately $1.2 million of the increase related to event type work primarily in the Northeast and Central regions, and approximately $0.4 million of the increase related to an acquisition that was completed in May 2003. These increases in revenue were partially offset by declines in design/build construction and purchase order revenues in the second quarter of 2004.

Gross profit for the three months ended June 30, 2004, was approximately $19.0 million compared to approximately $20.1 million for the three months ended June 30, 2003, a decrease of $1.1 million, or 5.5 percent. Gross profit as a percentage of revenue decreased to 23.1 percent in 2004 from 26.6 percent in 2003. Gross profit in the second quarter of 2003 included a one time non-cash gain of approximately $2.1 million recorded as a reduction of cost of operations related to a positive settlement of a warranty obligation. Excluding the settlement of the warranty obligation in 2003, gross profit increased as a result of the internal growth discussed above and an improvement in land application operating margins (related to more normal weather patterns in 2004 compared to 2003) which were partially offset by an increase in repairs and maintenance expenses primarily associated with our dryer and incineration facilities.

Selling, general and administrative expenses for the three months ended June 30, 2004 were approximately $5.7 million compared to approximately $5.9 million for the three months ended June 30, 2003, a decrease of $0.2 million or 3.4 percent. Selling, general and administrative expenses as a percentage of revenues decreased to 6.9 percent in the second quarter of 2004 from 7.8 percent in the second quarter of 2003. The decrease as a percentage of revenues relates to the leverage of certain fixed administrative costs and a reduction in expenses attributed to cost reduction initiatives put in place in the fourth quarter of 2003.

As a result of the foregoing, income from operations for the three months ended June 30, 2004, was approximately $13.3 million compared to approximately $14.2 million for the three months ended June 30, 2003, a decrease of $0.9 million or
6.3 percent. Operating income as a percentage of revenues decreased to 16.2 percent for the second quarter of 2004 from 18.8 percent for the same period of 2003. As noted above, operating income in the second quarter of 2003 included a one time non-cash gain of approximately $2.1 million recorded as a reduction of cost of operations related to a positive settlement of a warranty obligation. Excluding the one time non-cash gain from the second quarter of 2003, operating income increased by approximately $1.2 million or 9.9 percent to $13.3 million.

Other expense, net, was approximately $4.8 million for the three months ended June 30, 2004, compared to approximately $6.2 million for the three months ended June 30, 2003, representing a decrease in other expense of approximately $1.4 million. The decrease relates primarily to a reduction of $0.6 million in interest expense related to reductions in debt and savings associated with interest rate swaps and an increase in other income of $ 0.7 million related primarily to gains from asset sales in the second quarter of 2004.

For the three months ended June 30, 2004, we recorded a provision for income taxes of approximately $3.3 million compared to $3.1 million for the three months ended June 30, 2003. Our effective tax rate was approximately 39 percent in the first three months of 2004 compared to 38 percent in the first three months of 2003. The increase in the effective tax rate is primarily due to the increase in state income taxes. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset future taxable income.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

For the six months ended June 30, 2004, revenue was approximately $155.0 million compared to approximately $138.9 million for the six months ended June 30, 2003, an increase of approximately $16.1 million, or 11.6 percent. Approximately $14.4 million of the increase related to contract service revenues, approximately $2.6 million related to event type work primarily in the Northeast and Central regions, and approximately $1.1 million of the increase related to the acquisition discussed above. These revenue increases were partially offset by declines in design build and purchase order revenues in the fist six months of 2004.

Gross profit for the six months ended June 30, 2004, was approximately $31.3 million compared to approximately $32.0 million for the six months ended June 30, 2003, a decrease of $0.7 million or 2.2 percent. Gross profit as a percentage of revenue decreased to 20.2 percent in 2004 from 23.0 percent in 2003. Gross profit in the second quarter included a one time non-cash gain of approximately $2.1 million recorded as a reduction of cost of operations related to a positive settlement of a warranty obligation. Excluding the settlement of the warranty obligation in 2003, gross profit increased $1.5 million or 4.9 percent as a result of the internal growth discussed above, an improvement in land application operating margins (related to more normal weather patterns in 2004 compared to 2003), which were partially offset by higher repairs and maintenance expenses at our drying and incineration facilities.

Selling, general and administrative expenses for the six months ended June 30, 2004 were approximately $11.5 million compared to approximately $12.2 million for the six months ended June 30, 2003, a decrease of $0.7 million or 5.7 percent. Selling, general and administrative expenses as a percentage of revenues decreased to 7.4 percent in the first six months of 2004 from 8.8 percent in the same period of 2003. The decrease as a percentage of revenues relates to leverage of certain fixed administrative costs and a reduction in expenses attributed to cost reduction initiatives put in place in the fourth quarter of 2003.

As a result of the foregoing, income from operations for the six months ended June 30, 2004 and 2003 was approximately $19.8 million. Operating income as a percentage of revenues decreased to 12.8 percent in the first half of 2004 from
14.2 percent for the same period of 2003. As noted above, operating income in the second quarter of 2003 included a one time non-cash gain of approximately $2.1 million recorded as a reduction of cost of operations related to a positive settlement of a warranty obligation.

Other expense, net, was approximately $9.9 million for the six months ended June 30, 2004, compared to approximately $12.0 million for the six months ended June 30, 2003, representing a decrease in other expense of approximately $2.1 million. The decrease relates primarily to a reduction of $1.3 million in interest expense related to reductions in debt and savings associated with interest rate swaps and an increase in other income of $0.9 million related primarily to gains from asset sales in the second quarter of 2004.

For the six months ended June 30, 2004, we recorded a provision for income taxes of approximately $3.9 million compared to $2.9 million for the six months ended June 30, 2003. Our effective tax rate was approximately 39 percent in the first six months of 2004 compared to 38 percent in the first six months of 2003. The increase in the effective tax rate is primarily due to the increase in state income taxes. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset future taxable income.

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

During the quarter ended June 30, 2003, we entered into a settlement agreement with one of our customers related to certain outstanding issues including, among other things, equipment and building acceptance and warranty obligations. We assumed these obligations in connection with the acquisition of Bio Gro, which closed in August 2000. We recorded these obligations as a liability in the opening balance sheet for the acquisition of Bio Gro. Under the agreement, the customer agreed to pay approximately $0.7 million for amounts due to us, while we agreed to pay the customer approximately $1.4 million in exchange for the settlement of the outstanding issues, including termination of future warranty obligations. In connection with the agreement, we reduced our liabilities for these obligations by approximately $2.1 million. This amount was recorded as a reduction of cost of sales in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal sources of funds have historically been cash generated from operating activities and long-term borrowings and equity issuances. We use cash mainly for working capital, capital expenditures and debt service. In the future, we expect that we will use cash principally to fund working capital, debt service, repayment obligations and capital expenditures. In addition, we may use cash to pay dividends on preferred and common stock, the repurchase of shares and potential earn-out payments resulting from prior acquisitions. Historically, we have financed our acquisitions principally through the issuance of equity and debt securities, our credit facility, and funds provided by operating activities.

HISTORICAL CASH FLOWS

Cash Flows from Operating Activities -- For the six months ended June 30, 2004, cash flows from operating activities were approximately $19.8 million compared to approximately $5.4 million for the same period in 2003, an increase of approximately $14.4 million or 267 percent. The increase primarily relates to an improvement in cash required for working capital of $10.5 million and increased net income.

Cash Flows from Investing Activities -- For the six months ended June 30, 2004, cash flows used by investing activities were approximately $8.8 million compared to cash flows provided of approximately $1.8 million for the same period in 2003, a decrease of approximately $10.6 million. This decrease primarily relates to $14.1 million of proceeds from asset sales in 2003. Additionally, we completed an acquisition in the second quarter of 2003 which resulted in cash payments of $3.8 million.

Cash Flows from Financing Activities -- For the six months ended June 30, 2004, cash flows used in financing activities were approximately $11.0 million compared to approximately $7.3 million for the same period in 2003, an increase of approximately $3.8 million. The increase primarily relates to net repayments on debt totaling approximately $10.9 million during the first half of 2004 compared to $6.5 million for the first half of 2003.

CAPITAL EXPENDITURE REQUIREMENTS

Capital expenditures for the six months ended June 30, 2004, totaled approximately $14.8 million (which included approximately $7.2 million to fund construction of the Sacramento biosolids processing facility) compared to approximately $7.9 million in the same period of 2003. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments, and growth. We expect our capital expenditures for 2004 to be approximately $28 million to $30 million, which should include approximately $13.0 million related to the construction of the Sacramento biosolids processing facility. Capital expenditures related to the construction of the Sacramento biosolids processing facility are primarily funded by restricted cash (See Note
7).

DEBT SERVICE REQUIREMENTS

In May 2003, we incurred indebtedness of $0.5 million in connection with the Aspen Resources acquisition. The note payable to the former owners is due monthly at an annual interest rate of five percent beginning May 2004.

In May 2002, we entered into an amended and restated $150 million Senior Credit Agreement that provides for a $70 million funded term loan and up to a $50 million revolver, with the ability to increase the total commitment to $150 million. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the private placement of our 9 1/2 percent Senior Subordinated Notes due 2009. This credit facility is secured by substantially all of our assets and those of our subsidiaries (other than assets securing nonrecourse debt) and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and sale of assets. The Senior Credit Agreement contains standard covenants, including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. During May 2003, we amended our Senior Credit Agreement to increase the revolving loan commitment to approximately $95 million. Requirements for mandatory debt payments from excess cash flows, as defined, are unchanged in the new credit facility. On March 9, 2004, we further amended our Senior Credit Agreement to, among other things, exclude certain charges from its financial covenant calculations, to clarify certain defined terms, to increase the amount of indebtedness permitted under its total leverage ratio, and to reset capital and operating lease limitations.

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

In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds ("Sacramento Biosolids Facility Project") in the aggregate amount of $21.3 million. The nonrecourse revenue bonds consist of $20.1 million Series 2002-A and $1.2 million Series 2002-B (taxable) (collectively, the "Sacramento Bonds"). The Authority loaned the proceeds of the Bonds to Sacramento Project Finance, Inc., one of our wholly owned subsidiaries, pursuant to a loan agreement dated December 1, 2002. The loan will finance the acquisition, design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional Sanitation District. The Sacramento Bonds bear interest at annual rates between 4.25 percent and 5.5 percent and mature on dates between December 1, 2006, and December 1, 2024.

We believe we will have sufficient cash generated by our operations and available through our existing credit facility to provide for future working capital and capital expenditure requirements that will be adequate to meet our liquidity needs for the foreseeable future, including payment of interest on our credit facility and payments on the Maryland Project Revenue Bonds and the Sacramento Bonds. We cannot assure, however, that our business will generate sufficient cash flow from operations, that any cost savings and any operating improvements will be realized or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We make no assurance that we will be able to refinance any of our indebtedness, including our credit facility, on commercially reasonable terms or at all.

We have entered into various lease transactions to purchase transportation and operating equipment that have been accounted for as capital lease obligations and operating leases. The capital leases have lease terms of three to six years with interest rates from 5.0 percent to 7.18 percent. The net book value of the equipment related to these capital leases totaled approximately $16.6 million as of June 30, 2004. The operating leases have terms of two to eight years. Additionally, we have guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.3 million as of June 30, 2004.

SERIES D REDEEMABLE PREFERRED STOCK

We have authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, we issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of our common stock computed by dividing
(i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to our common stock or any other of our equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at our option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock excluding accrued dividends were converted at June 30, 2004, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

We have authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,254.462 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of our common stock computed by dividing (i) the sum of
(a) the number of shares to be converted multiplied by the liquidation value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to our common stock and any other of our equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at our option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock excluding accrued dividends were converted at June 30, 2004, they would represent 17,903,475 shares of common stock.

The future issuance of Series D and Series E Preferred Stock may result in non-cash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value of our common stock is higher than the conversion price at date of issuance.

INTEREST RATE RISK

Total debt at June 30, 2004, included approximately $32.8 million in floating rate debt attributed to the Senior Credit Agreement at a base interest rate plus
3.0 percent, or approximately 4.25 percent at June 30, 2004. We also have interest rate swaps outstanding on our fixed rate debt. As a result, our interest cost in 2004 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (i.e. LIBOR) would be approximately $0.1 million.

WORKING CAPITAL

At June 30, 2004, we had working capital of approximately $16.9 million compared to approximately $18.7 million at December 31, 2003, a decrease of approximately $1.8 million. The decrease in working capital is principally due to the increase in accounts payable and accrued expenses offset by a reduction in accounts receivable due to the seasonal increase in activity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES AND HEDGING ACTIVITIES

On July 24, 2003, we entered into two interest rate swap transactions with two financial institutions to hedge our exposure to changes in the fair value on $85 million of our Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on our future interest payments. The terms of the interest rate swap contract and the underlying debt instruments are identical. We have designated these swap agreements as fair value hedges. The swaps have notional amounts of $50 million and $35 million and mature in April 2009 to mirror the maturity of the Notes. Under the agreements, we pay on a semi-annual basis (each April 1 and October 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives a fixed-rate interest of 9 1/2 percent. During the three and six months ended June 30, 2004, we recorded interest savings related to these interest rate swaps of $0.5 million and $1.1 million, respectively, which served to reduce interest expense. The $2.5 million fair value of these derivative instruments is included in other long-term liabilities, as of June 30, 2004. The carrying value of our Notes was decreased by the same amount.

On June 25, 2001, we entered into a reverse swap on our 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the Retired Swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income recognized for the three and six months ended June 30, 2004, was approximately $0.1 million and $0.3 million, respectively.

The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, we entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in our reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $2.5 million is reflected in other long-term liabilities at June 30, 2004. The loss recognized during the period ended June 30, 2004, related to the floating-to-fixed interest rate swap agreement was approximately $1.1 million, while the gain recognized related to the reverse swap agreement was approximately $1.1 million.

INTEREST RATE RISK

Total debt at June 30, 2004, included approximately $32.8 million in floating rate debt attributed to the Senior Credit Agreement at a base interest rate plus
3.0 percent, or approximately 4.25 percent at June 30, 2004. We also have interest rate swaps outstanding on our fixed rate debt. As a result, our interest cost in 2004 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (i.e. LIBOR) would be approximately $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

There has been no change in our internal control over financial reporting (as defined in Rules 13a - 13(f) and 15d - 15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found under the "Litigation" section of Note (8), "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 2004, the annual meeting of stockholders was held, at which the only item for voting was the election of directors.

Election of Directors:

     DIRECTOR                VOTES FOR     VOTES WITHHELD
     --------                ---------     --------------
Ross M. Patten               42,415,500      1,091,808
Kenneth Ch'uan-k'ai Leung    42,826,512        680,796
Gene Meredith                42,826,712        680,596
Alfred Tyler 2nd             42,826,712        680,596
David A. Donnini             42,327,300      1,180,008
Vincent J. Hemmer            42,416,500      1,090,808
Robert C. Boucher, Jr.       42,415,000      1,092,308
J. Paul Withrow              42,416,000      1,091,308
George E. Sperzel            42,336,700      1,170,608

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibit Index

    31.1     Certification of Chief Executive Officer
    31.2     Certification of Chief Financial Officer
    32.1     Section 1350 Certification of Chief Executive Officer
    32.2     Section 1350 Certification of Chief Financial Officer

(B)   Reports on Form 8-K

Current report on Form 8-K furnished on May 10, 2004, announcing the Company's first quarter earnings.

Current report on Form 8-K furnished on August 13, 2004, announcing the Company's second quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    SYNAGRO TECHNOLOGIES, INC.

Date:    August 16, 2004                         By:  /s/ Robert C. Boucher, Jr.
                                                      --------------------------
                                                      Chief Executive Officer

Date:    August 16, 2004                         By:  /s/ J. Paul Withrow
                                                      --------------------------
                                                      Chief Financial Officer

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