Form 10-K/A
period 2003-12-31
SYNAGRO TECHNOLOGIES INC
filed 2004-10-20
CIK 895565

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO.

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act of 1934 Rule 12b-2).Yes [ ] No [X].

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

================================================================================

EXPLANATORY STATEMENT

      We are filing this Amendment No. 1 (the "Amendment") on Form 10-K/A to restate our 2001, 2002 and 2003 financial statements (See Note 2 to the consolidated financial statements in Item 8). The 2001 financial statements were originally audited by Arthur Andersen LLP, who issued an unqualified opinion. Because Arthur Andersen has ceased operations, they were unable to audit the adjustments, to be included in our 2001 financial statements. Consequently, our 2001 consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 originally filed on March 30, 2004 (the "Original Filing") were unaudited. As a result of the reaudit, certain additional errors were found in our 2001 consolidated financial statements and these items have been restated in this Amendment relating to 2001, 2002, and 2003 (see Note 2). This Amendment also includes a revision to the Original Filing for a restatement to Comprehensive Income for the years ended December 31, 2003, 2002 and 2001 (See Note 2). Other than the revisions mentioned in this Explanatory Statement and Note 2, we have made no other material modifications to the Original Filing in this Amendment.

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

      We are including the following cautionary statements to secure the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for all forward-looking statements made by us in this Annual Report on Form 10-K/A. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or trends, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. In addition, from time to time, we (or our representatives) may make forward-looking statements of this nature in our annual report to shareholders, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases or in oral or written presentations to shareholders, securities analysts, members of the financial press or others. All such forward-looking statements, whether written or oral, and whether made by or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the forward-looking statements speak only of the Company's views as of the date the statement was made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date thereof. Forward-looking statements involve risks and uncertainties which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. We believe that all forward-looking statements made by us have a reasonable basis, but there can be no assurance that management's expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Factors that could cause actual results to differ materially are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Which May Affect Future Results."

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

            Financial Stability. With assets of $491 million and total capitalization of $426 million as of December 31, 2003, we believe we have a degree of financial stability greater than our local and regional competitors, which makes us an attractive, long-term partner for municipal and industrial customers.

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

                   [WASTEWATER RESIDUALS SERVICES FLOW CHART]

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

                    COMPANY                           DATE ACQUIRED     U.S. MARKET SERVED      CAPABILITIES ACQUIRED
--------------------------------------------------  ----------------   ---------------------   -------------------------
A&J Cartage, Inc..................................  June 1998          Midwest                 Land Application
Recyc, Inc........................................  July 1998          West                    Composting
Environmental Waste Recycling, Inc................  November 1998      Southeast               Land Application
National Resource Recovery, Inc...................  March 1999         Midwest                 Land Application
Anti-Pollution Associates.........................  April 1999         Florida Keys            Facility Operations
D&D Pumping, Inc..................................  April 1999         Florida Keys            Land Application
Vital Cycle, Inc..................................  April 1999         Southwest               Product Marketing
AMSCO, Inc........................................  May 1999           Southeast               Land Application
Residual Technologies, LP.........................  January 2000       Northeast               Incineration
Davis Water Analysis, Inc.........................  February 2000      Florida Keys            Facility Operations
AKH Water Management, Inc.........................  February 2000      Florida Keys            Facility Operations
Ecosystematics, Inc...............................  February 2000      Florida Keys            Facility Operations
Rehbein, Inc......................................  March 2000         Midwest                 Land Application
Whiteford Construction Company....................  March 2000         Mid-Atlantic            Cleanouts
Environmental Protection & Improvement Co.........  March 2000         Mid-Atlantic            Rail Transportation
Earthwise Organics, Inc...........................  August 2002        West                    Composting
Earthwise Trucking................................  August 2002        West                    Transportation

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

                              HIGH     LOW
                              -----   -----
FISCAL YEAR 2003
First Quarter...............  $2.68   $2.12
Second Quarter..............   2.90    2.22
Third Quarter...............   2.88    2.15
Fourth Quarter..............   2.48    2.02
FISCAL YEAR 2002
First Quarter...............  $2.54   $2.00
Second Quarter..............   3.50    2.31
Third Quarter...............   3.35    2.07
Fourth Quarter..............   2.73    1.95

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

EQUITY COMPENSATION PLAN INFORMATION

      The following table summarizes as of December 31, 2003, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans:

                                                                                          NUMBER OF SECURITIES
                                                     NUMBER OF                           REMAINING AVAILABLE FOR
                                                 SECURITIES TO BE                         FUTURE ISSUANCE UNDER
                                                    ISSUED UPON      WEIGHTED AVERAGE      EQUITY COMPENSATION
                                                    EXERCISE OF      EXERCISE PRICE OF            PLANS
                                                OUTSTANDING STOCK   OUTSTANDING STOCK     (EXCLUDING SECURITIES
                                                     OPTIONS             OPTIONS         REFLECTED IN COLUMN (a))
              PLAN CATEGORY                            (a)                 (b)                     (c)
--------------------------------------------    -----------------   ------------------   ------------------------
Equity compensation plans approved by
 security holders (1).......................         5,584,765           $  2.84                  3,795,000
Equity compensation not approved by
 security holders (2).......................         3,126,954           $  3.07                         --
                                                     ---------                                    ---------
Total.......................................         8,711,719                                    3,795,000
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

ITEM 6. SELECTED FINANCIAL DATA

      The following table summarizes selected consolidated financial data of the Company for each fiscal year of the five-year period ended December 31, 2003. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, included elsewhere herein. See Note 2 to the consolidated financial statements in Item 8 for a discussion of the restatement of previously issued financial statements.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------------------------
                                                                      2003          2002        2001         2000         1999
                                                                    ---------    ---------   ---------    ---------    ---------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                             (RESTATED)
Revenue .........................................................   $ 298,552    $ 272,628   $ 260,196    $ 163,098    $  56,463
Gross profit ....................................................      64,101       70,748      68,095       43,198       13,992
Selling, general and administrative expenses ....................      26,070       22,935      21,958       14,337        6,876
Reorganization costs ............................................       1,169          905          --           --           --
Special charges, net ............................................          --           --       1,018           --        1,500
Amortization of intangibles .....................................         450          108       4,458        3,516        1,527
Gain from litigation settlement .................................          --           --      (6,000)          --           --
Interest expense, net ...........................................      23,356       23,498      26,968       18,908        3,236
Net income before cumulative effect of change in accounting
 for derivatives and asset retirement obligations, preferred
 stock dividends and noncash beneficial conversion charge .......       7,754       11,064      17,568        6,551        1,148
Cumulative effect of change in accounting for derivatives .......          --           --       1,153           --           --
Cumulative effect of change in accounting for asset
 retirement obligations .........................................         476           --          --           --           --
Preferred stock dividends .......................................       8,209        7,659       7,248        3,939           --
Noncash beneficial conversion charge ............................          --           --          --       37,045           --
Net income (loss) applicable to common stock ....................   $    (931)   $   3,405   $   9,167    $ (34,433)   $   1,148
Basic -
 Earnings (loss) per share before cumulative effect of
  change in accounting for derivatives and asset retirement
  obligations, and noncash beneficial conversion charge .........   $   (0.03)   $    0.17   $    0.53    $    0.14    $    0.07
 Cumulative effect of change in accounting for derivatives ......          --           --       (0.06)          --           --
 Cumulative effect of change in accounting for asset
   retirement obligations .......................................       (0.02)          --          --           --           --
 Noncash beneficial conversion charge ...........................   $      --    $      --   $      --    $   (1.92)   $      --
                                                                    ---------    ---------   ---------    ---------    ---------
 Net income (loss) per share - basic ............................   $   (0.05)   $    0.17   $    0.47    $   (1.78)   $    0.07
                                                                    =========    =========   =========    =========    =========
Diluted -
 Earnings (loss) per share before preferred stock dividends
  (when dilutive), cumulative effect of change in accounting for derivatives and asset retirement obligations and
  noncash beneficial conversion charge ..........................   $   (0.03)   $    0.17   $    0.35    $    0.14    $    0.07
 Cumulative effect of change in accounting for derivatives ......          --           --       (0.02)          --           --
 Cumulative effect of change in accounting for asset
   retirement obligations .......................................       (0.02)          --          --           --           --
 Noncash beneficial conversion charge ...........................   $      --    $      --   $      --    $   (1.92)   $      --
                                                                    ---------    ---------   ---------    ---------    ---------
 Net income (loss) per common share - diluted ...................   $   (0.05)   $    0.17   $    0.33    $   (1.78)   $    0.07
                                                                    =========    =========   =========    =========    =========

                                                                    (RESTATED)   (RESTATED)  (RESTATED)   (RESTATED)
Working capital..................................................   $  20,517    $  20,890   $   9,135    $  17,734    $   3,982
Total assets.....................................................     490,677      492,120     448,775      449,398       99,172
Total long-term debt, net of current maturities..................     269,133      283,530     249,016      279,098       42,182
Redeemable preferred stock.......................................      86,299       78,090      70,431       63,367           --
Stockholders' equity.............................................      64,022       64,449      60,540       53,601       45,314

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

      We are filing this Amendment to restate our 2001, 2002 and 2003 financial statements (See Note 2). The 2001 financial statements were originally audited by Arthur Andersen LLP, who issued an unqualified opinion. Because Arthur Andersen has ceased operations, they were unable to audit the adjustments, to be included in our 2001 financial statements. Consequently, our 2001 consolidated financial statements included in the Original Filing were unaudited. As a result of the reaudit, certain additional errors were found in our 2001 consolidated financial statements and these items have been restated in this Amendment relating to 2001, 2002 and 2003 (See Note 2). This Amendment also includes a revision to the Original Filing for a restatement to Comprehensive Income for the years ended December 31, 2003, 2002 and 2001 (See Note 2). Other than the revisions previously stated and in Note 2, we have made no other significant modifications to the Original Filing in this Amendment. Our discussion and analysis of our financial condition and results of operations has been revised to incorporate the restatements in Note 2.

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

RESULTS OF OPERATIONS

      The following table sets forth certain items included in the Selected Financial Data as a percentage of revenue for the periods indicated (in thousands):

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------
                                                         2003                 2002                2001
                                                 -------------------  ------------------  ------------------
                                                                                               (RESTATED)
Revenue.......................................   $  298,552   100.0%  $ 272,628   100.0%  $  260,196   100.0%
Cost of services..............................      234,451    78.5%    201,880    74.0%     192,101    73.8%
                                                 ----------   -----   ---------   -----   ----------   -----
Gross profit..................................       64,101    21.5%     70,748    26.0%      68,095    26.2%

Selling, general and administrative
  expenses....................................       26,070     8.7%     22,935     8.4%      21,958     8.4%
Reorganization costs..........................        1,169     0.4%        905     0.4%          --      --
Special charges, net..........................           --      --          --      --        1,018     0.4%
Amortization of intangibles...................          450     0.2%        108     0.0%       4,458     1.7%
                                                 ----------   -----   ---------   -----   ----------   -----
  Income from operations......................       36,412    12.2%     46,800    17.2%      40,661    15.7%
                                                 ----------   -----   ---------   -----   ----------   -----
Other (income) expense:
  Other (income) expense, net.................           77     0.0%      5,454     2.0%        (221)   (0.1)%
  Gain from litigation settlement.............           --      --          --      --       (6,000)   (2.3)%
  Interest expense, net.......................       23,356     7.9%     23,498     8.6%      26,968    10.4%
                                                 ----------   -----   ---------   -----   ----------   -----
   Total other expense, net...................       23,433     7.9%     28,952    10.6%      20,747     8.0%
                                                 ----------   -----   ---------   -----   ----------   -----
Income before provision for income taxes......       12,979     4.3%     17,848     6.6%      19,914     7.7%
  Provision for income taxes..................        5,225     1.7%      6,784     2.5%       2,346     1.0%
                                                 ----------   -----   ---------   -----   ----------   -----
Net income before cumulative effect of
  change in accounting for derivatives and
  asset retirement obligations and
  preferred stock dividends...................        7,754     2.6%     11,064     4.1%      17,568     6.7%
Cumulative effect of change in accounting
  for derivatives.............................           --      --          --      --        1,153     0.4%
Cumulative effect of change in accounting
  for asset retirement obligations............          476     0.2%         --      --           --      --
                                                 ----------   -----   ---------   -----   ----------   -----
Net income before preferred stock dividends...        7,278     2.4%     11,064     4.1%      16,415     6.3%
                                                              =====               =====                =====
  Preferred stock dividends...................        8,209               7,659                7,248
                                                 ----------           ---------           ----------
  Net income (loss) applicable to common
    stock.....................................   $     (931)          $   3,405           $    9,167
                                                 ==========           =========           ==========

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

      Other expense for the year ended December 31, 2003, was approximately $0.1 million compared to approximately $5.5 million in 2002, a decrease of approximately $5.4 million. The decrease relates primarily to the write off of deferred debt costs of $7.2 million related to the refinancing of debt in 2002, offset by a gain associated with an offset swap arrangement entered into in 2002 of approximately $1.7 million. There was no such swap activity in 2003.

      Interest expense for the year ended December 31, 2003, remained flat at approximately $23.4 million compared to approximately $23.5 million in 2002.

      For the year ended December 31, 2003, we recorded a provision for income taxes of approximately $5.2 million compared to $6.8 million in the prior year. Our effective tax rate was 40.4 percent in 2003 compared to 38 percent in 2002. The increase in the effective tax rate is primarily related to the increase in income taxes at the state level. Our provision for income taxes differs from the federal statutory rate primarily due to state income taxes. Our 2003 tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.

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

      Gross profit for the year ended December 31, 2002, was approximately $70.7 million compared to approximately $68.1 million for the year ended 2001. Gross profit, as a percentage of revenue, was 26.0 percent in 2002 compared to 26.2 percent in 2001.

      Selling, general and administrative expenses were approximately $22.9 million, or 8.4 percent of revenues, for the year ended December 31, 2002, compared to approximately $22.0 million, or 8.4 percent of revenues, for 2001, an increase of approximately $0.9 million.

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

      In 2001, we recognized approximately $1.0 million of special charges, net, including a $2.2 million charge for our estimated net exposure for unpaid insurance claims and other costs related to our 1998 and 1999 policy periods for which coverage may not be available due to the pending liquidation status of our previous insurance underwriter, Reliance National Indemnity Company, offset by a $1.1 million special credit resulting from the settlement of litigation as such matter was settled in an amount favorable to prior estimates (See Note 15 to the Company's consolidated financial statements). There were no special charges or credits in 2002.

      In 2001, we recognized gains from a litigation settlement of approximately $6.0 million related to claims between us and Azurix Corp. arising from financing and merger discussions between the companies that were terminated in October 1999 and settled in September 2001.

      Amortization of intangibles decreased from approximately $4.5 million in 2001 to approximately $0.1 million in 2002 as a result of the adoption of SFAS No. 142 in January 2002, which no longer allows the amortization of goodwill.

      As a result of the foregoing, income from operations for the year ended December 31, 2002, was approximately $46.8 million compared to approximately $40.7 million for the same period in 2001, an increase of approximately $6.1 million, or 15.0 percent.

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

      For the year ended December 31, 2002, we recorded a provision for income taxes of approximately $6.8 million compared to approximately $2.3 million in the prior year. Our effective tax rate was 38.0% in 2002 compared to 11.8% in 2001. The increase in the effective tax rate from 2001 to 2002 is primarily due to a nontaxable gain from a litigation settlement in 2001, acquisition expenses deducted for income tax purposes in 2001 and a reduction in the deferred tax valuation allowance. The valuation allowance was decreased in 2002 from 2001 due to an increase in deferred tax liabilities related primarily to basis differences in fixed assets increasing the likelihood that deferred tax assets related to operating loss carryforwards would be realized. Our 2002 tax provision is principally a deferred provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.

      As a result of the foregoing, net income before cumulative effect of change in accounting for derivatives and preferred stock dividends of approximately $11.1 million was reported for the year ended December 31, 2002, compared to approximately $17.6 million in 2001.

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

      Cash Flows from Investing Activities. For the year ended December 31, 2003, cash flows used for investing activities decreased to approximately $2.6 million from approximately $15.6 million for the same period in 2002, a decrease of approximately $13.0 million. The decrease is primarily due to approximately $14.2 million of proceeds from a sales-leaseback transaction in the second quarter of 2003.

      Cash Flows from Financing Activities. For the year ended December 31, 2003, cash flows used for financing activities increased to approximately $21.6 million from approximately $14.1 million for the same period in 2002, an increase of approximately $7.5 million. Cash flows used for financing activities in 2003 primarily relates to $20.8 million of payments on debt, while 2002 relates to payments on debt, net of proceeds from debt totaling $6.7 million and $7.3 million of debt issuance costs.

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

      At December 31, 2003, future minimum principal payments of long-term debt and Nonrecourse Project Revenue Bonds (see Note 7) and Capital Lease Obligations (see Note 6) are as follows (in thousands):

                                                    NONRECOURSE        CAPITAL
                                    LONG-TERM         PROJECT           LEASE
     YEAR ENDED DECEMBER 31,          DEBT         REVENUE BONDS     OBLIGATIONS     TOTAL
-------------------------------    -----------     -------------     -----------  -----------
2004...........................    $       955       $   2,570        $   2,678   $     6,203
2005...........................            955           3,300            2,780         7,035
2006...........................            455           3,480            2,493         6,428
2007...........................            448           3,710            3,211         7,369
2008...........................         42,981           3,935            3,823        50,739
2009-2013......................        150,000          23,520              441       173,961
2014-2018......................             --          14,915               --        14,915
Thereafter.....................             --           9,780               --         9,780
                                   -----------       ---------        ---------   -----------
Total..........................    $   195,794       $  65,210        $  15,426   $   276,430
                                   ===========       =========        =========   ===========

      We lease certain facilities and equipment under noncancelable, long-term operating lease agreements. Minimum annual rental commitments under these leases are as follows (in thousands):

    YEAR ENDING DECEMBER 31,
--------------------------------
2004............................  $    8,208
2005............................       6,216
2006............................       4,289
2007............................       3,691
2008............................       3,521
Thereafter......................      16,439
                                  ----------
                                  $   42,364
                                  ==========

      In 2003, we entered into capital leases totaling approximately $8.0 million for operating and transportation equipment. Future minimum lease payments, together with the present value at the minimum lease payments, are as follows (in thousands):

               YEAR ENDED DECEMBER 31,
               -----------------------
     2004..............................................   $    3,600
     2005..............................................        3,520
     2006..............................................        3,059
     2007..............................................        3,610
     2008..............................................        3,823
     Thereafter........................................          450
                                                          ----------
Total minimum lease payments...........................       18,062
Amount representing interest...........................       (2,636)
                                                          ----------
     Present value of minimum lease payments...........       15,426
     Current maturities of capital lease obligations...       (2,678)
                                                          ----------
     Long-term capital lease obligations...............   $   12,748
                                                          ==========

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

RECENT ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that we recognize all derivative instruments as assets or liabilities in our balance sheet and measure them at their fair value. Changes in the fair value of a derivative are recorded in income or directly to equity, depending on the instrument's designated use. For derivative instruments that are designated and qualify as a cashflow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into income when the hedged transaction affects income, while the ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current income during the period of the change in fair values. The transition adjustment related to the adoption of this statement has been reflected as a "cumulative effect of change in accounting for derivatives" of approximately $1.2 million, net of tax, charged to net income and approximately $2.1 million charged to accumulated other comprehensive income included in stockholders' equity as of January 1, 2001. See Note 6 to our consolidated financial statements for discussion of our current derivative contracts and hedging activities.

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

                                                                            YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                  ------------------------------------------
                                                                    2003            2002             2001
                                                                  ---------       --------        ----------
                                                                                                  (RESTATED)
Reported net income (loss) applicable to common stock.......      $   (931)       $  3,405        $    9,167
Add back: Goodwill amortization, net of tax.................            --              --             3,283
                                                                  --------        --------        ----------
Adjusted net income (loss)..................................      $   (931)       $  3,405        $   12,450
                                                                  ========        ========        ==========
Basic income (loss) per share:
  Reported earnings (loss) per share........................      $  (0.05)       $   0.17        $     0.47
  Adjusted earnings (loss) per share........................         (0.05)           0.17              0.64
Diluted income (loss) per share:
  Reported earnings (loss) per share........................      $  (0.05)       $   0.17        $     0.33
  Adjusted earnings (loss) per share........................         (0.05)           0.17              0.40

      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, were as follows (in thousands):

                                                (RESTATED)
Balance at January 1, 2002...............       $  162,392
Goodwill acquired during the year........            4,643
Adjustments..............................               82
                                                ----------
Balance at January 1, 2003...............          167,117
Goodwill acquired during the year........            3,150
Adjustments..............................              784
                                                ----------
Balance at December 31, 2003.............       $  171,051
                                                ==========

      The goodwill acquired during the year relates to our acquisition of Aspen Resources, Inc. ("Aspen") (see Note 3), while goodwill adjustments primarily represent payments of contingent consideration made on acquisitions prior to 2003.

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

      We continue to apply APB Opinion No. 25 and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for our stock option plans. Had we elected to apply SFAS No. 123, our net income and income (loss) per diluted share would have approximated the pro forma amounts indicated below:

                                                                          YEAR ENDED DECEMBER 31,
                                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                   2003            2002            2001
                                                                ----------       --------       ----------
                                                                                                (RESTATED)
Net income (loss) applicable to common stock, as reported...    $     (931)      $  3,405       $    9,167
Less: Compensation expense per SFAS No. 123, net of tax.....    $    2,390       $  2,697       $    4,122
                                                                ----------       --------       ----------
Pro forma income (loss) after effect of SFAS No. 123........    $   (3,321)      $    708       $    5,045
                                                                ==========       ========       ==========
Diluted earnings (loss) per share, as reported..............    $    (0.05)      $   0.17       $     0.33
Pro forma earnings (loss) per share after effect of SFAS
 No. 123....................................................    $    (0.17)      $   0.04       $     0.25

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

      The pro forma effect on net income before preferred stock dividends, net income applicable to common stock and income per share had SFAS No. 143 been adopted as of January 1, 2001, would have been as follows:

                                               YEAR ENDED                YEAR ENDED
                                            DECEMBER 31, 2002         DECEMBER 31, 2001
                                         ----------------------    ----------------------
                                            AS           PRO          AS           PRO
                                         REPORTED       FORMA      REPORTED       FORMA
                                         ---------    ---------    ---------    ---------
                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                        (RESTATED)
Net income before preferred stock
  dividend.........................      $  11,064    $  10,882    $  16,415    $  15,986
Income applicable to common stock..      $   3,405    $   3,223    $   9,167    $   8,738
Income per share:
  Basic............................      $    0.17    $    0.16    $    0.47    $    0.45
  Diluted..........................      $    0.17    $    0.16    $    0.33    $    0.32

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

IF WE DETERMINE THAT OUR GOODWILL IS IMPAIRED, WE MAY HAVE TO WRITE OFF ALL OR PART OF IT.

      Goodwill represents the aggregate purchase price paid by us in acquisitions accounted for as a purchase over the fair value of the net assets acquired. Under Statement of Financial Accounting Standards No. 142, we no longer amortize goodwill, but review annually for impairment. In the event that facts and circumstances indicate that goodwill may be impaired, an evaluation of recoverability would be performed. If a write-down to market value of all or part of our goodwill becomes necessary, our accounting results and net worth would be adversely affected. As of December 31, 2003, our total goodwill, net of amortization, was approximately $171.1 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                  PAGE
                                                                                  ----
Report of Independent Registered Public Accounting Firm  -
 PricewaterhouseCoopers LLP....................................................     37
Consolidated Balance Sheets as of December 31, 2003 and 2002 (restated)........     38
Consolidated Statements of Operations for the Years Ended
   December 31, 2003, 2002 and 2001 (restated).................................     39
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 2003, 2002 and 2001 (restated).................................     40
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2003, 2002 and 2001 (restated).................................     41
Notes to Consolidated Financial Statements.....................................     43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Synagro Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Synagro Technologies, Inc. and its subsidiaries (the "Company") at December 31, 2003, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. The financial statements of Synagro Technologies, Inc. as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 13, 2002, prior to the restatement of the financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Asset Retirement Obligations."

As discussed in Note 2, the Company restated its previously issued consolidated financial statements for the years ended December 31, 2003, 2002 and 2001.

PricewaterhouseCoopers LLP

Houston, Texas
March 29, 2004 (except for the audit of the consolidated financial statements at
December 31, 2001 and for the year then ended and the matters discussed in Note 2, as to which the date is October 4, 2004)

                           SYNAGRO TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,
                                                                            -----------------------
                                                                               2003         2002
                                                                               ----         ----
                                                                            (RESTATED)   (RESTATED)
                                                                            ----------   ----------
                                                                                          (NOTE 2)
                                                                                        ------------
                                               ASSETS

Current Assets:
  Cash and cash equivalents.............................................   $       206    $       239
  Restricted cash.......................................................         1,410          1,696
  Accounts receivable, net..............................................        59,581         54,814
  Note receivable, current..............................................           342            554
  Prepaid expenses and other current assets.............................        10,840         15,399
                                                                           -----------    -----------
       Total current assets.............................................        72,379         72,702

Property, machinery & equipment, net....................................       213,697        213,331

Other Assets:
  Goodwill..............................................................       171,051        167,117
  Restricted cash - construction fund...................................        12,184         17,733
  Restricted cash - debt service fund...................................         7,275          7,491
  Other, net............................................................        14,091         13,746
                                                                           -----------    -----------
       Total assets.....................................................   $   490,677    $   492,120
                                                                           ===========    ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt..................................   $       955    $     1,111
  Current maturities of nonrecourse project revenue bonds...............         2,570          2,430
  Current maturities of capital lease obligations.......................         2,678          1,280
  Accounts payable and accrued expenses.................................        45,659         46,991
                                                                           -----------    -----------
       Total current liabilities........................................        51,862         51,812

Long-Term Debt:
  Long-term debt obligations, net.......................................       194,084        210,751
  Nonrecourse project revenue bonds, net................................        62,301         64,841
  Capital lease obligations, net........................................        12,748          7,938
                                                                           -----------    -----------
     Total long-term debt...............................................       269,133        283,530
     Other long-term liabilities........................................        19,361         14,239
                                                                           -----------    -----------
          Total liabilities.............................................       340,356        349,581

Commitments and Contingencies
Redeemable Preferred Stock, 69,792.29 shares issued and
  outstanding, redeemable at $1,000 per share...........................        86,299         78,090
Stockholders' Equity:
  Preferred stock, $.002 par value, 10,000,000 shares
     authorized, none issued or outstanding.............................            --             --
  Common stock, $.002 par value, 100,000,000 shares
     authorized, 19,775,821 and 19,775,821 shares issued
     and outstanding, respectively......................................            40             40
  Additional paid in capital............................................        82,113         90,322
  Accumulated deficit...................................................       (16,829)       (24,107)
  Accumulated other comprehensive loss..................................        (1,302)        (1,806)
                                                                           -----------    -----------
          Total stockholders' equity....................................        64,022         64,449
                                                                           -----------    -----------
Total liabilities and stockholders' equity..............................   $   490,677    $   492,120
                                                                           ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                            2003            2002           2001
                                                                        ------------    ------------   ------------
                                                                                                        (RESTATED)
                                                                                                         (NOTE 2)
Revenue...............................................................  $    298,552    $    272,628   $    260,196
Cost of services......................................................       234,451         201,880        192,101
                                                                        ------------    ------------   ------------
Gross profit..........................................................        64,101          70,748         68,095
Selling, general and administrative expenses..........................        26,070          22,935         21,958
Reorganization costs..................................................         1,169             905             --
Special credits, net..................................................            --              --          1,018
Amortization of intangibles...........................................           450             108          4,458
                                                                        ------------    ------------   ------------
  Income from operations..............................................        36,412          46,800         40,661
                                                                        ------------    ------------   ------------
Other (income) expense:
  Other (income), net.................................................            77           5,454           (221)
  Gain from litigation settlement.....................................            --              --         (6,000)
  Interest expense, net...............................................        23,356          23,498         26,968
                                                                        ------------    ------------   ------------
     Total other expense, net.........................................        23,433          28,952         20,747
                                                                        ------------    ------------   ------------
Income before provision for income taxes..............................        12,979          17,848         19,914
  Provision for income taxes..........................................         5,225           6,784          2,346
                                                                        ------------    ------------   ------------
Net income before cumulative effect of change in accounting
  for derivatives and asset retirement obligations and preferred
  stock dividends.....................................................         7,754          11,064         17,568
Cumulative effect of change in accounting for  derivatives net of tax
  of $707.............................................................            --              --          1,153
Cumulative effect of change in accounting for asset retirement
   obligations, net of tax benefit of $292............................           476              --             --
                                                                        ------------    ------------   ------------
Net income before preferred stock dividends...........................         7,278          11,064         16,415
Preferred stock dividends.............................................         8,209           7,659          7,248
                                                                        ------------    ------------   ------------
Net income (loss) applicable to common stock..........................  $       (931)   $      3,405   $      9,167
                                                                        ============    ============   ============

Earnings (loss) per share:
Basic -
  Earnings (loss) per share before cumulative effect of change in
    accounting for derivatives and asset retirement obligations.......  $      (0.03)   $       0.17   $       0.53
  Cumulative effect of change in accounting for derivatives...........            --              --          (0.06)
  Cumulative effect of change in accounting for asset retirement
    obligations.......................................................         (0.02)             --             --
                                                                        ------------    ------------   ------------
  Earnings (loss) per share...........................................  $      (0.05)   $       0.17   $       0.47
                                                                        ============    ============   ============

Diluted -
  Earnings (loss) per share before cumulative effect of change in
    accounting for derivatives and asset retirement obligations.......  $      (0.03)   $       0.17   $       0.35
  Cumulative effect of change in accounting for derivatives...........            --              --          (0.02)
  Cumulative effect of change in accounting for asset retirement
    obligations.......................................................         (0.02)             --             --
                                                                        ------------    ------------   ------------
  Net earnings (loss) per share.......................................  $      (0.05)   $       0.17   $       0.33
                                                                        ============    ============   ============
Weighted average shares:

   Weighted average shares outstanding for basic earnings
      per share calculation...........................................    19,775,821      19,627,132     19,457,389
   Effect of dilutive stock options...................................            --              --         10,095
   Effect of convertible preferred stock under the "if converted"
      method..........................................................            --              --     30,180,610
                                                                        ------------    ------------   ------------
   Weighted average shares outstanding for diluted earnings
      per share.......................................................    19,775,821      19,627,132     49,648,094
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

                                                          (RESTATED)                 ACCUMULATED                 (RESTATED)
                                    COMMON STOCK          ADDITIONAL    (RESTATED)      OTHER                   COMPREHENSIVE
                               -----------------------     PAID-IN     ACCUMULATED  COMPREHENSIVE  (RESTATED)      INCOME
                                SHARES        AMOUNT       CAPITAL       DEFICIT        LOSS         TOTAL         (LOSS)
                               ----------   ----------   ----------    ----------    ----------    ----------    ----------
BALANCE, January 1, 2001
  as previously reported.....  19,435,781   $       39   $  109,086    $  (55,560)   $       --    $   53,565
Adjustment (see Note 2)......          --           --       (3,938)        3,974            --            36
                               ----------   ----------   ----------    ----------    ----------    ----------
BALANCE, January 1, 2001, as
  adjusted...................  19,435,781   $       39   $  105,148    $  (51,586)   $       --    $   53,601
  Change in other
   comprehensive loss........          --           --           --            --        (2,310)       (2,310)   $   (2,310)
  Preferred stock dividends
   (see Note 2)..............          --           --       (7,248)           --            --        (7,248)           --
  Exercise of options and
    warrants.................      41,000           --           82            --            --            82            --
  Net income before
   preferred
   stock dividends...........          --           --           --        16,415            --        16,415        16,415
                               ----------   ----------   ----------    ----------    ----------    ----------    ----------
BALANCE,
December 31, 2001
    (restated)...............  19,476,781           39       97,982       (35,171)       (2,310)       60,540    $   14,105
                               ----------   ----------   ----------    ----------    ----------    ----------    ==========
  Change in other
    comprehensive  income....          --           --           --            --           504           504    $      504
  Preferred stock dividends
   (see Note 2)..............          --           --       (7,659)           --            --        (7,659)           --
  Exercise of options and
    Warrants.................     299,040            1           (1)           --            --            --            --
  Net income before
   preferred
   stock dividends...........          --           --           --        11,064            --        11,064        11,064
                               ----------   ----------   ----------    ----------    ----------    ----------    ----------
BALANCE, December 31, 2002
    (restated)...............  19,775,821           40       90,322       (24,107)       (1,806)       64,449    $   11,568
                               ----------   ----------   ----------    ----------    ----------    ----------    ==========
  Change in other
   comprehensive
   Income....................          --           --           --            --           504           504    $      504
  Preferred stock dividends
   (see Note 2)..............          --           --       (8,209)           --            --        (8,209)           --
  Net income before
   preferred
   stock dividends...........          --           --           --         7,278            --         7,278         7,278
                               ----------   ----------   ----------    ----------    ----------    ----------    ----------
BALANCE,
December 31, 2003
(restated)...................  19,775,821   $       40   $   82,113    $  (16,829)   $   (1,302)   $   64,022    $    7,782
                               ==========   ==========   ==========    ==========    ==========    ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                         2003          2002         2001
                                                                       ---------    ---------    ---------
                                                                                                 (RESTATED)
                                                                                                  (NOTE 2)
Cash flows from operating activities:
   Net income (loss) applicable to common stock ...................    $    (931)   $   3,405    $   9,167
   Adjustments to reconcile net income applicable to common
      stock to net cash provided by operating activities:
        Preferred stock dividends .................................        8,209        7,659        7,248
        Cumulative effect of change in accounting for derivatives..           --           --        1,153
        Cumulative effect of change in accounting for asset
           retirement obligations .................................          476           --           --
        Bad debt expense ..........................................          952           --          438
        Reorganization costs ......................................        1,169          905           --
        Depreciation and amortization expense .....................       18,626       15,288       13,579
        Amortization of debt financing costs ......................        1,140        1,376        6,454
        Write off of deferred debt costs ..........................           --        7,241           --
        Provision for deferred income taxes .......................        5,318        6,784        2,346
        Loss (gain) on sale of property, machinery and equipment...            7         (244)        (221)
   (Increase) decrease in the following, net:
        Accounts receivable .......................................       (5,633)      (4,693)        (406)
        Prepaid expenses and other current assets .................        3,526       (8,661)      (3,211)
   Increase (decrease) in the following:
        Accounts payable and accrued expenses and
           other long-term liabilities ............................       (8,710)         590        1,662
                                                                       ---------    ---------    ---------
   Net cash provided by operating activities ......................       24,149       29,650       38,209
                                                                       ---------    ---------    ---------

Cash flows from investing activities:
      Purchase of businesses, including contingent consideration,
        net of cash acquired ......................................       (4,634)      (4,553)      (1,709)
      Purchases of property, machinery and equipment ..............      (13,158)     (12,534)     (13,313)
      Proceeds from sale of property, machinery and equipment .....       14,207          602          968
      Facility construction  funded by restricted cash ............       (5,270)          --           --
      Decrease in restricted cash for facility construction .......        5,270           --           --
      (Increase) decrease in other restricted cash accounts .......          780        1,081       (1,435)
      Other .......................................................          213         (204)           4
                                                                       ---------    ---------    ---------
   Net cash used in investing activities ..........................       (2,592)     (15,608)     (15,485)
                                                                       ---------    ---------    ---------

Cash flows from financing activities:
      Payments of debt ............................................      (20,816)    (226,745)     (27,079)
      Debt issuance costs .........................................         (774)      (7,310)         (72)
      Proceeds from debt ..........................................           --      220,000           --
      Exercise of options and warrants ............................           --           --           82
                                                                       ---------    ---------    ---------
   Net cash used in financing activities ..........................      (21,590)     (14,055)     (27,069)
Net decrease in cash and cash equivalents .........................          (33)         (13)      (4,345)
Cash and cash equivalents, beginning of period ....................          239          252        4,597
                                                                       ---------    ---------    ---------
Cash and cash equivalents, end of period ..........................    $     206    $     239    $     252
                                                                       =========    =========    =========
Supplemental cash flow information:
   Interest paid during the period ................................    $  21,437    $  20,035    $  25,577
   Income taxes paid during the period ............................    $     247    $     361    $     276
Noncash activities:
   Fair value of guaranteed lease residual ........................    $     399    $      --    $      --

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

NONCOMPETE AGREEMENTS

      Included in other assets are noncompete agreements. These agreements are amortized on a straight-line basis over the term of the agreement, which is generally for two to ten years after the employee has separated from the Company. Noncompete agreements, net of accumulated amortization at December 31, 2003 and 2002, totaled approximately $0.2 million and $0.3 million, respectively. Amortization expense was approximately $0.1 million in 2003, $0.1 million in 2002, and $0.1 million in 2001.

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

Changes in the fair value of a derivative are recorded in income or directly to equity, depending on the instrument's designated use. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into income when the hedged transaction affects income, while the ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current income during the period of the change in fair values. The transition adjustment related to the adoption of this statement has been reflected as a "cumulative effect of change in accounting for derivatives" of approximately $1.2 million, net of tax, charged to net income and approximately $2.1 million charged to accumulated other comprehensive income included in stockholders' equity as of January 1, 2001. See Note 6 for discussion of the Company's current derivative contracts and hedging activities.

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

                                                                         YEAR ENDED DECEMBER 31,
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                  2003             2002            2001
                                                                  ----             ----            ----
                                                                                               (RESTATED)
Reported net income (loss) applicable to common stock.....      $   (931)        $  3,405       $    9,167
Add back:  Goodwill amortization, net of tax..............            --               --            3,283
                                                                --------         --------       ----------
Adjusted net income (loss)................................      $   (931)        $  3,405       $   12,450
                                                                ========         ========       ==========
Basic income (loss) per share:
    Reported earnings (loss) per share....................      $  (0.05)        $   0.17       $     0.47
    Adjusted earnings (loss) per share....................         (0.05)            0.17             0.64
Diluted income (loss) per share:
    Reported earnings (loss) per share....................      $  (0.05)        $   0.17       $     0.33
    Adjusted earnings (loss) per share....................         (0.05)            0.17             0.40

      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, were as follows (in thousands):

                                       (RESTATED)
Balance at January 1, 2002.........  $   162,392
Goodwill acquired during the year..        4,643
Adjustments........................           82
                                     -----------
Balance at January 1, 2003.........      167,117
Goodwill acquired during the year..        3,150
Adjustments........................          784
                                     -----------
Balance at December 31, 2003.......  $   171,051
                                     ===========

      The goodwill acquired during 2003 relates to the Company's acquisition of Aspen Resources, Inc. ("Aspen") (see Note 3), while goodwill adjustments primarily represent payments of contingent consideration made on acquisitions prior to 2003.

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

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                                   2003           2002            2001
                                                                   ----           ----            ----
                                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                                               (RESTATED)
Net income (loss) applicable to common stock,
  as reported............................................      $     (931)      $  3,405       $    9,167
Less: Compensation expense per SFAS No. 123,
  net of tax.............................................      $    2,390       $  2,697       $    4,122
                                                               ----------       --------       ----------
Pro forma income (loss) after effect of SFAS No. 123.....      $   (3,321)      $    708       $    5,045
                                                               ==========       ========       ==========
Diluted earnings (loss) per share, as reported...........      $    (0.05)      $   0.17       $     0.33
Pro forma earnings (loss) per share after effect of
  SFAS No. 123...........................................      $    (0.17)      $   0.04       $     0.25

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

      The pro forma effect on net income before preferred stock dividends, net income applicable to common stock and income per share had SFAS No. 143 been adopted as of January 1, 2001, would have been as follows:

                                                        YEAR ENDED                 YEAR ENDED
                                                     DECEMBER 31, 2002          DECEMBER 31, 2001
                                                  ----------------------     -----------------------
                                                     AS           PRO           AS           PRO
                                                  REPORTED       FORMA       REPORTED       FORMA
                                                  --------     ---------     ---------    ---------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                                  (RESTATED)
Net income before preferred stock dividend....    $  11,064    $  10,882     $  16,415    $  15,986
Income applicable to common stock.............    $   3,405    $   3,223     $   9,167    $   8,738
Income per share:
   Basic......................................    $    0.17    $    0.16     $    0.47    $    0.45
   Diluted....................................    $    0.17    $    0.16     $    0.33    $    0.32

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

(2) RESTATEMENTS

      In the Company's previously filed financial statements for the years ended December 31, 2002 and 2001, the Company deducted preferred stock dividends related to its redeemable preferred stock from its accumulated deficit in its consolidated balance sheets and its consolidated statements of stockholders' equity. However when a company has an accumulated deficit, preferred stock dividends should be deducted from additional paid in capital. Therefore, the Company revised its financial statements to deduct preferred stock dividends previously charged to accumulated deficit from additional paid in capital and this restatement was included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 which was previously filed on March 30, 2004 (the "Original Filing"). This revision had no impact on the Company's total consolidated stockholders' equity. The revision also had no effect on the Company's consolidated statements of operations or statements of cash flows for 2002 or 2001.

      The Company's financial statements for the year ended December 31, 2001, were audited by Arthur Andersen LLP, who issued an unqualified opinion on its 2001 financial statements. Since Arthur Andersen has ceased operations, it was no longer available to audit the revised reporting of the preferred stock dividends and re-issue its audit report. As the Company was unable to have the adjustments pertaining to its 2001 financial statements audited by its Original Filing deadline, the Arthur Andersen unqualified opinion was removed and the Company's 2001 financial statements and related note disclosures contained in the Original Filing were marked as unaudited. Since that time the Company has had its 2001 financial statements included herein reaudited by its current auditors.

      In the course of completing the reaudit, certain adjustments were recorded to the consolidated financial statements for the year ended December 31, 2001 included herein. In the aggregate, diluted earnings per share decreased from $0.36 per share as previously reported to $0.33 per share as restated. The net impact of each of these adjustments is less than $0.01 per share except as noted below. The adjustments are as follows:

      - Increase cost of services by approximately $0.2 million and increase accrued expenses by approximately $0.2 million related to self-insurance reserves. This adjustment relates to an increase in self-insurance reserves based on known facts, historical trends and actuarial assumptions regarding future claims development and claims incurred but not reported.

      - Increase selling, general and administrative expenses by approximately $0.2 million and reduce goodwill by approximately $0.2 million. This adjustment relates to approximately $0.2 million of acquired receivables that the Company has determined should have been recorded as bad debt expense in 2001.

      - Decrease the income tax provision and increase deferred income tax assets by approximately $0.2 million for the tax effect of the adjustments discussed above.

      - Reduce accrued expenses by approximately $2.0 million, reduce goodwill by approximately $1.2 million and reduce deferred tax assets by approximately $0.8 million to reverse an entry originally recorded in 1999. This accrual and related tax benefit was recorded in 1999 for contingent consideration to former owners of an acquired business in conjunction with an indemnification clause related to the acquisition. It was subsequently determined that no contingent consideration should have been recorded.

      - Amortization of intangibles has been decreased by approximately $31,000, goodwill has been increased by approximately $67,000 and accumulated deficit has been reduced by approximately $36,000 to reverse the amortization expense recorded related to the $1.2 million of goodwill that was reversed (see above discussion).

      - Increase income tax provision by approximately $1.2 million and decrease deferred tax assets by approximately $1.2 million to reduce deferred income taxes previously recorded for state net operating loss carryforwards by approximately $0.3 million and to increase our deferred tax asset valuation allowance for net operating loss carryforwards that may not be realized during carryforward periods by approximately $0.9 million. This increase in tax provision decreased diluted earnings per share as previously reported by $0.02.

      - Increase income tax provision and decrease cumulative effect of change in accounting for derivatives by approximately $0.8 million to record the cumulative effect of change in accounting for derivatives of approximately $1.9 million, net of tax of approximately $0.8 million.

      - Decrease special charges and increase other income from litigation settlement by approximately $6.0 million to reclassify a gain from a litigation settlement from income from operations to other (income) expense. (See Note 15.)

      The impact of these adjustments on the previously filed consolidated financial statements for the year ended December 31, 2001, 2002 and 2003 is recapped below:

                                                                                     YEAR ENDED DECEMBER 31, 2001
                                                                                     ----------------------------
                                                                                 AS PREVIOUSLY
                                                                                 -------------
                                                                                    REPORTED            AS RESTATED
                                                                                    --------            -----------
                                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
Selected consolidated statement of operations data:.......................
   Cost of services.......................................................       $      191,921       $      192,101
   Gross profit...........................................................               68,275               68,095
   Selling, general and administrative expenses...........................               21,784               21,958
   Special charges (credits), net.........................................               (4,982)               1,018
   Amortization of intangibles............................................                4,489                4,458
   Income from operations.................................................               46,984               40,661
   Gain from litigation settlement........................................                   --               (6,000)
   Total other expense, net...............................................               26,747               20,747
   Income before provision for income taxes...............................               20,237               19,914
   Provision for income taxes.............................................                  573                2,346
   Net income before cumulative effect of change in accounting for derivatives and asset retirement obligations and preferred
      stock dividends.....................................................               19,664               17,568
   Cumulative effect of change in accounting for derivatives..............                1,861                1,153
   Net income before preferred stock dividends............................               17,803               16,415
   Net income applicable to common stock..................................       $       10,555       $        9,167

   Basic and diluted earnings per share:
   Basic -
      Earnings per share before cumulative effect of change in
          accounting for derivatives and asset retirement obligations.....       $         0.64       $         0.53
      Cumulative effect of change in accounting for derivatives...........       $        (0.10)      $        (0.06)
                                                                                 --------------       --------------
      Earnings per share..................................................       $         0.54       $         0.47
                                                                                 ==============       ==============

   Diluted -
      Earnings per share before cumulative effect of change in
          accounting for derivatives and asset retirement obligations.....       $         0.40       $         0.35
      Cumulative effect of change in accounting for derivatives...........       $        (0.04)      $        (0.02)
                                                                                 --------------       --------------
      Earnings per share..................................................       $         0.36       $         0.33
                                                                                 ==============       ==============

                                                                             AS OF DECEMBER 31,
                                                                             ------------------
                                                             2003                             2002
                                                             ----                             ----
                                                        AS PREVIOUSLY                     AS PREVIOUSLY
                                                        -------------                     -------------
                                                           REPORTED       AS RESTATED       REPORTED      AS RESTATED
                                                           --------       -----------       --------      -----------
                                                                                (IN THOUSANDS)
Selected consolidated balance sheet data:
    Goodwill........................................     $   172,398      $   171,051     $   168,464     $   167,117
    Total assets....................................         492,024          490,677         493,467         492,120
    Accounts payable and accrued expenses...........          47,479           45,659          48,812          46,991
    Total current liabilities.......................          53,682           51,862          53,633          51,812
    Other long-term liabilities.....................          17,536           19,361          12,413          14,239
    Total liabilities...............................         340,351          340,356         349,576         349,581
    Accumulated deficit.............................         (15,477)         (16,829)        (22,755)        (24,107)
    Total stockholders' equity......................          65,374           64,022          65,801          64,449
    Total liabilities and stockholders' equity......     $   492,024      $   490,677      $  493,467     $   492,120

      Additionally, in the Company's previously issued financial statements it deducted preferred stock dividends from its calculation of comprehensive income. Subsequent to filing the Company's financial statements for the three years ended December 31, 2003, included in the Original Filing, it determined that preferred stock dividends should not be included in the Company's calculation of its comprehensive income. Therefore, the Company has restated its financial statements for the years ended December 31, 2003, 2002 and 2001, to exclude preferred stock dividends from comprehensive income. This restatement had no effect on the Company's consolidated balance sheets, statements of operations or statements of cash flows.

The following reflects the adjustments related to the restatement of the Company's comprehensive income (loss) for the periods presented (in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                         2003                         2002                         2001
                                              ------------------------      ----------------------      ----------------------
                                                  AS                           AS                           AS
                                              PREVIOUSLY         AS        PREVIOUSLY        AS         PREVIOUSLY       AS
                                               REPORTED       RESTATED      REPORTED      RESTATED       REPORTED     RESTATED
                                               --------       --------      --------      --------       --------     --------
Net income before preferred
     stock dividends....................      $  7,278        $  7,278      $ 11,064      $ 11,064      $  17,803     $ 16,415
Change in other comprehensive loss .....           504             504           504           504         (2,310)      (2,310)
Preferred stock dividends...............        (8,209)             --        (7,659)           --         (7,248)          --
                                              --------        --------      --------      --------      ---------     --------
Comprehensive income (loss).............          (427)       $  7,782      $  3,909      $ 11,568      $   8,245     $ 14,105
                                              ========        ========      ========      ========      =========     ========

(3) ACQUISITIONS

2003 ACQUISITION

      In May 2003, the Company purchased Aspen Resources, Inc. The purchase of Aspen provides the Company with added expertise in the management of pulp and paper organic residuals. The allocation of purchase price resulted in approximately $3.2 million of goodwill. The assets acquired and liabilities assumed relating to the acquisition are summarized below (in thousands):

Cash paid, including transaction costs, net of cash acquired...  $    3,832
Note payable to former owner...................................         500
Less:  Net assets acquired.....................................      (1,182)
                                                                 ----------
Goodwill.......................................................  $    3,150
                                                                 ==========

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

Cash paid, including transaction costs, net of cash acquired...  $   3,580
Note payable to former owner...................................      1,500
Less: Net assets acquired......................................       (219)
                                                                 ---------
Goodwill.......................................................  $   4,861
                                                                 =========

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

(4) PROPERTY, MACHINERY AND EQUIPMENT

      Property, machinery and equipment consist of the following:

                                                                       DECEMBER 31,
                                              ESTIMATED USEFUL       ----------------
                                                LIFE IN YEARS        2003        2002
                                                -------------        ----        ----
                                                                      (IN THOUSANDS)
Land......................................           N/A          $   3,623   $   3,568
Buildings and improvements................          7-25             33,684      32,740
Machinery and equipment...................          3-30            218,558     211,161
Office furniture and equipment............          3-10              5,427       3,843
Construction in process...................            --             11,542       6,159
                                                                  ---------   ---------
                                                                  $ 272,834   $ 257,471
Less:  Accumulated depreciation...........                           59,137      44,140
                                                                  ---------   ---------
Property, machinery and equipment, net....                        $ 213,697   $ 213,331
                                                                  =========   =========

(5) DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

      Activity of the Company's allowance for doubtful accounts consists of the following:

                                                                   DECEMBER 31,
                                                      --------------------------------------
                                                        2003           2002           2001
                                                      --------       --------       --------
                                                                   (IN THOUSANDS)  (RESTATED)
Balance at beginning of year........................  $  1,331       $  2,165       $  1,701
Uncollectible receivables written off...............      (753)          (869)          (174)
Additions for bad debt expense......................       952             --            438
Other...............................................        --             35            200
                                                      --------       --------       --------
Balance at end of year..............................  $  1,530       $  1,331       $  2,165
                                                      ========       ========       ========

      Accounts payable and accrued expenses consist of the following:

                                                  DECEMBER 31,
                                            ------------------------
                                               2003           2002
                                            ----------    ----------
                                                  (IN THOUSANDS)
                                             (RESTATED)    (RESTATED)
Accounts payable.......................     $   26,519    $   30,341
Accrued legal and other claims costs...          1,426           799
Accrued interest.......................          4,222         4,253
Accrued salaries and benefits..........          2,727         3,591
Accrued insurance......................          3,314         2,369
Other accrued expenses.................          7,451         5,638
                                            ----------    ----------
Total..................................     $   45,659    $   46,991
                                            ==========    ==========

(6) LONG-TERM DEBT OBLIGATIONS

      Long-term debt obligations consist of the following:

                                                               DECEMBER 31,
                                                        ------------------------
                                                            2003         2002
                                                        -----------  -----------
                                                             (IN THOUSANDS)
Credit facility -- term loans.........................  $    44,274  $    60,336
Subordinated debt.....................................      150,000      150,000
Fair value adjustment of subordinated debt
    as a result of interest rate swaps................         (755)          --
Notes payable to former owners........................        1,500        1,500
Other notes payable...................................           20           26
                                                        -----------  -----------
          Total debt..................................  $   195,039  $   211,862
Less: Current maturities..............................         (955)      (1,111)
                                                        -----------  -----------
          Long-term debt, net of current maturities...  $   194,084  $   210,751
                                                        ===========  ===========

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

      The total credit facility can be increased to $150 million upon the request of the Company and bank approval. The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                       REVOLVING     TERM
PERIOD ENDING DECEMBER 31,               LOAN       LOANS
--------------------------             ---------   -------
2002..............................          --       0.25%
2003..............................          --       1.00%
2004..............................          --       1.00%
2005..............................          --       1.00%
2006..............................          --       1.00%
2007..............................      100.00%      1.00%
2008..............................          --      94.75%
                                        ------     ------
                                        100.00%    100.00%
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

SENIOR SUBORDINATED NOTES

      In April 2002, the Company issued $150 million in principal amount of its 9 1/2 percent Senior Subordinated Notes due on April 1, 2009 (the "Notes"). The Notes are unsecured senior indebtedness and are guaranteed by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries ("the Guarantors"). As of December 31, 2003, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (see Note 20), were Guarantors of the Notes. Interest on the Notes accrues from April 17, 2002, and is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2002. On or after April 1, 2006, the Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on April 1 of the years indicated below:

YEARS                                  LOAN
-----                                  ----
2006..............................   104.750%
2007..............................   102.375%
2008 and thereafter...............   100.000%

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

FUTURE PAYMENTS

      At December 31, 2003, future minimum principal payments of long-term debt, nonrecourse Project Revenue Bonds (see Note 7) and Capital Lease Obligations (see Note 8) are as follows (in thousands):

                                               NONRECOURSE         CAPITAL
                                LONG-TERM        PROJECT            LEASE
YEAR ENDED DECEMBER 31,           DEBT        REVENUE BONDS      OBLIGATIONS      TOTAL
-----------------------       -----------     -------------      -----------   -----------
2004..................        $       955       $   2,570        $   2,678    $     6,203
2005..................                955           3,300            2,780          7,035
2006..................                455           3,480            2,493          6,428
2007..................                448           3,710            3,211          7,369
2008..................             42,981           3,935            3,823         50,739
2009-2013.............            150,000          23,520              441        173,961
2014-2018.............                 --          14,915               --         14,915
Thereafter............                 --           9,780               --          9,780
                              -----------       ---------        ---------    -----------
Total.................        $   195,794       $  65,210        $  15,426    $   276,430
                              ===========       =========        =========    ===========

(7) NONRECOURSE PROJECT REVENUE BONDS

                                                                                       DECEMBER 31,     DECEMBER 31,
                                                                                          2003             2002
                                                                                        ----------       ----------
                                                                                              (IN THOUSANDS)
Maryland Energy Financing Administration Limited Obligation
  Solid Waste Disposal Revenue Bonds, 1996 series --
     Revenue bonds due 2001 to 2005 at stated interest
       rates of 5.45% to 5.85%.....................................................     $    5,280       $    7,710
     Term revenue bond due 2010 at stated interest rate of 6.30%...................         16,295           16,295
     Term revenue bond due 2016 at stated interest rate of 6.45%...................         22,360           22,360
                                                                                        ----------       ----------
                                                                                            43,935           46,365
California Pollution Control Financing Authority Solid Waste
  Revenue Bonds --
     Series 2002A -- Revenue bonds due 2008 to 2024 at
       stated interest rates of 4.375% to 5.50% net of discount of $333,000........         19,741           19,715
     Series 2002B-- Revenue bonds due 2006 at stated interest
       rate of 4.25% net of discount of $5,750.....................................          1,195            1,191
                                                                                        ----------       ----------
                                                                                            20,936           20,906
                                                                                        ----------       ----------
Total nonrecourse project revenue bonds............................................         64,871           67,271
     Less:  Current maturities.....................................................         (2,570)          (2,430)
                                                                                        ----------       ----------
     Nonrecourse project revenue bonds, net of current maturities..................     $   62,301       $   64,841
                                                                                        ==========       ==========
 Amounts recorded in other assets as restricted cash -
     debt service fund.............................................................     $    7,275       $    7,491
                                                                                        ==========       ==========

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

(8) CAPITAL LEASE OBLIGATIONS

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

      Future minimum lease payments, together with the present value of the minimum lease payments, are as follows (in thousands):

YEAR ENDED DECEMBER 31,
-----------------------
     2004...............................................   $  3,600
     2005...............................................      3,520
     2006...............................................      3,059
     2007...............................................      3,610
     2008...............................................      3,823
     Thereafter.........................................        450
                                                           --------
Total minimum lease payments............................     18,062
Amount representing interest............................     (2,636)
                                                           --------
     Present value of minimum lease payments............     15,426
     Current maturities of capital lease obligations....     (2,678)
                                                           --------
     Long-term capital lease obligations................   $ 12,748
                                                           ========

(9) INCOME TAXES

      The following summarizes the provision for income taxes included in the Company's consolidated statement of operations:

                                            YEAR ENDED DECEMBER 31,
                                      ----------------------------------
                                        2003       2002           2001
                                      ---------  ----------    ---------
                                                             (RESTATED)
                                                (IN THOUSANDS)
Provision for income taxes.........   $   5,225  $   6,784     $ 2,346
Income tax benefit related to
  cumulative effect of change
  in accounting for asset retirement
  obligations in 2003 and
  derivatives in 2001..............        (292)        --        (707)
                                      ---------  ---------     -------
                                      $   4,933  $   6,784     $ 1,639
                                      =========  =========     =======

      Federal and state income tax provisions are as follows:

                                 YEAR ENDED DECEMBER 31,
                           -----------------------------------
                             2003       2002          2001
                           ---------  ---------     ---------
                                                    (RESTATED)
                                     (IN THOUSANDS)
Federal:
  Current..............    $      --  $      --     $    --
  Deferred.............        4,270      6,251       1,455
State:
  Current..............          419        137         183
  Deferred.............          244        396           1
                           ---------  ---------     -------
                           $   4,933  $   6,784     $ 1,639
                           =========  =========     =======

      Actual income tax provision differs from income tax provision computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                   2003       2002         2001
                                                                   ----       ----         ----
                                                                                        (RESTATED)
Provision at the statutory rate.............................       35.0%      35.0%        35.0 %
Increase (decrease) resulting from:
  State income taxes, net of benefit for federal deduction..        3.8%       2.7%         0.6 %
  Gain from litigation settlement..........................          --         --        (10.0)%
  Acquisition expenses......................................         --         --         (4.6)%
  Other items, net..........................................        1.6%       0.3%        (5.3)%
  Change in valuation allowance.............................         --         --         (3.9)%
                                                                   ----       ----         ----
                                                                   40.4%      38.0%        11.8 %
                                                                   ====       ====         ====

      Significant components of the Company's deferred tax assets and liabilities for federal income taxes consist of the following (in thousands):

                                                                       DECEMBER 31,
                                                                 ------------------------
                                                                    2003           2002
                                                                    ----           ----
                                                                      (IN THOUSANDS)
                                                                        (RESTATED)
Deferred tax assets --
  Net operating loss carryforwards..........................     $   33,127    $   31,624
  Alternative minimum tax credit............................             40            40
  Accruals not currently deductible for tax purposes........          2,764         3,081
  Allowance for bad debts...................................            566           403
  Other.....................................................          1,212         1,402
                                                                 ----------    ----------
     Total deferred tax assets..............................         37,709        36,550
Valuation allowance for deferred tax assets.................           (920)       (1,014)
Deferred tax liability --
  Differences between book and tax bases of fixed assets....         39,651        35,900
  Differences between book and tax bases of goodwill........          7,853         5,623
                                                                 ----------    ----------
     Total deferred tax liabilities.........................         47,504        41,523
                                                                 ----------    ----------
     Net deferred tax liability.............................     $   10,715    $    5,987
                                                                 ==========    ==========

      As of December 31, 2003, the Company had net operating loss ("NOL") carryforwards of approximately $90.0 million available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Accordingly, the Company's ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. The net deferred tax liability is recorded in other long-term liabilities in the accompanying consolidated balance sheet. Changes in the valuation allowance from 2002 to 2003 of approximately $0.1 million relates to adjustments from purchase accounting.


(10)   COMMITMENTS AND CONTINGENCIES

LEASES

      The Company leases certain facilities and equipment for its corporate and operations offices under noncancelable long-term operating lease agreements. Rental expense was approximately $7.5 million, $5.0 million and $4.8 million for 2003, 2002 and 2001, respectively. Minimum annual rental commitments under these leases are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2004....................  $    8,208
2005....................       6,216
2006....................       4,289
2007....................       3,691
2008....................       3,521
Thereafter..............      16,439
                          ----------
                          $   42,364
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

OTHER

      During 2003, the Company entered into a settlement agreement with one of its customers related to certain outstanding issues, including, among other things, equipment and building acceptance and warranty obligations. These obligations were assumed by the Company in connection with the Bio Gro acquisition, which closed in August 2000. These obligations were included as a liability in the opening balance sheet recorded by the Company for the Bio Gro acquisition. Under the agreement, the customer agreed to pay approximately $0.7 million for amounts due the Company, while the Company agreed to pay the customer approximately $1.4 million in exchange for the settlement of the outstanding issues, including termination of future warranty obligations. In connection with the agreement, the Company reduced its liabilities for these obligations by approximately $2.1 million. This amount was recorded as a reduction of cost of sales in the accompanying condensed consolidated statements of operations in 2003.

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

(11)  OTHER COMPREHENSIVE LOSS

      The Company's accumulated comprehensive loss for the twelve months ended December 31, 2003, 2002 and 2001, is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  --------------------------------------
                                                      2003         2002          2001
                                                      ----         ----          ----
                                                             (IN THOUSANDS)
Cumulative effect of change in accounting for
   derivatives..................................  $   (2,058)  $   (2,058)    $  (2,058)
Change in fair value of derivatives.............      (2,201)      (2,201)       (2,201)
Reclassification adjustment to earnings.........       2,159        1,346           533
Tax benefit of changes in fair value............         798        1,107         1,416
                                                  ----------   ----------     ---------
                                                  $   (1,302)  $   (1,806)    $  (2,310)
                                                  ==========   ==========     =========

(12)  STOCKHOLDERS' EQUITY

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

      The following table summarizes the net income and weighted average shares to reconcile basic EPS and diluted EPS for the fiscal years 2003, 2002, and 2001 (in thousands except share and per share data):

                                                                                          YEAR ENDED DECEMBER 31,
                                                                              -------------------------------------------------
                                                                                   2003              2002             2001
                                                                              --------------    --------------   --------------
                                                                                                                    (RESTATED)
Net Income:
      Net income before cumulative effect of change in accounting for derivatives and asset retirement obligations and preferred stock
         dividends..........................................................  $        7,754    $       11,064   $       17,568
      Cumulative effect of change in accounting for derivatives.............              --                --            1,153
      Cumulative effect of change in accounting for asset retirement
         obligations........................................................             476                --               --
                                                                              --------------    --------------   --------------
      Net income before preferred stock dividends...........................           7,278            11,064           16,415
      Preferred stock dividends.............................................           8,209             7,659            7,248
                                                                              --------------    --------------   --------------
      Net income (loss) applicable to common stock..........................  $         (931)   $        3,405   $        9,167
                                                                              ==============    ==============   ==============
Earnings (loss) per share:
      Basic
         Earnings (loss) per share before cumulative effect of change in
            accounting for derivatives and asset retirement obligations.....  $        (0.03)   $         0.17   $         0.53
         Cumulative effect of change in accounting for derivatives .........              --               --             (0.06)
         Cumulative effect of change in accounting for asset retirement
            obligations.....................................................           (0.02)               --               --
                                                                              --------------    --------------   --------------
         Net income (loss) per share........................................  $        (0.05)   $         0.17   $         0.47
                                                                              ==============    ==============   ==============
      Weighted average shares outstanding for basic earnings per
         share calculation..................................................      19,775,821        19,627,132       19,457,389
      Diluted
         Earnings (loss) per share before preferred stock dividends and cumulative effect of change in accounting for
            derivatives and asset retirement obligations....................  $        (0.03)   $         0.17   $         0.35
         Cumulative effect of change in accounting for derivatives .........              --                --            (0.02)
         Cumulative effect of change in accounting for asset retirement
            obligations.....................................................           (0.02)               --               --
                                                                              --------------    --------------   --------------
         Net income (loss) per share........................................  $        (0.05)   $         0.17   $         0.33
                                                                              ==============    ==============   ==============
      Weighted average shares:
      Weighted average shares outstanding for basic earning per share
         calculation........................................................      19,775,821        19,627,132       19,457,389
      Effect of dilutive stock options......................................              --                --           10,095
      Effect of convertible preferred stock under the "if converted"
         method.............................................................              --                --       30,180,610
                                                                              --------------    --------------   --------------
      Weighted average shares outstanding for diluted earnings per share....      19,775,821        19,627,132       49,648,094
                                                                              ==============    ==============   ==============

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

(13)  STOCK OPTION PLANS

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

      A summary of the Company's stock option plans as of December 31, 2003, 2002 and 2001, and changes during those years is presented below:

2000 Plan

                                                                                          WEIGHTED
                                                                                           AVERAGE
                                                          SHARES UNDER       EXERCISE     EXERCISE
                                                             OPTION         PRICE RANGE     PRICE
                                                          ------------      -----------   --------
Options outstanding at January 1, 2001...............         925,000      $       2.50    $  2.50
    Granted..........................................       4,239,471       2.50 - 6.31       2.79
    Canceled.........................................        (729,379)      2.50 - 6.31       2.77
                                                           ----------      ------------    -------
Options outstanding at December 31, 2001.............       4,435,092      $2.50 - 6.31    $  2.73
    Granted..........................................         345,000              2.50       2.50
    Canceled.........................................        (218,500)             2.50       2.50
                                                           ----------      ------------    -------
Options outstanding at December 31, 2002.............       4,561,592      $2.50 - 6.31    $  2.73
    Granted..........................................         127,500       2.50 - 2.61       2.52
    Canceled.........................................         (45,000)             2.50       2.50
                                                           ----------      ------------    -------
Options outstanding at December 31, 2003.............       4,644,092      $2.50 - 6.31    $  2.72
                                                           ==========      ============    =======
Exercisable at December 31, 2003.....................       1,923,637      $2.50 - 6.31    $  2.71
                                                           ==========      ============    =======

1993 Plan

                                                                                           WEIGHTED
                                                                                            AVERAGE
                                                           SHARES UNDER       EXERCISE     EXERCISE
                                                              OPTION         PRICE RANGE     PRICE
                                                            ----------      ------------    -------
Options outstanding at January 1, 2001................       1,310,273      $2.00 - 8.25    $  3.42
    Exercised.........................................         (41,000)             2.00       2.00
    Canceled..........................................        (173,600)     $2.75 - 8.25    $  3.48
                                                            ----------      ------------    -------
Options outstanding at December 31, 2001..............       1,095,673      $2.00 - 6.31    $  3.47
    Canceled/expired..................................         (35,000)      3.00 - 3.63       3.18
                                                            ----------      ------------    -------
Options outstanding at December 31, 2002..............       1,060,673      $2.00 - 6.31    $  3.48
    Canceled/expired..................................        (120,000)      2.75 - 4.00       3.48
                                                            ----------      ------------    -------
Options outstanding at December 31, 2003..............         940,673      $2.00 - 6.31    $  3.48
                                                            ==========      ============    =======
Exercisable at December 31, 2003......................         940,673      $2.00 - 6.31    $  3.48
                                                            ==========      ============    =======

Other Options

      In addition to options issuable under the above plans, the Company has other options outstanding to employees and directors of the Company which were issued at exercise prices equal to the fair market value at the grant date of the options, and are summarized as follows:

                                                                             WEIGHTED
                                                                              AVERAGE
                                                           SHARES UNDER      EXERCISE      EXERCISE
                                                              OPTION        PRICE RANGE      PRICE
                                                           ------------     ------------   --------
Options outstanding at January 1, 2001................       2,470,595      $2.00 - 6.94   $  3.71
    Canceled..........................................        (493,641)      2.00 - 6.31      4.98
                                                            ----------      ------------   -------
Options outstanding at December 31, 2001..............       1,976,954      $2.00 - 6.94   $  3.40
    Granted...........................................       1,000,000              2.50      2.50
                                                            ----------      ------------   -------
Options outstanding at December 31, 2002..............       2,976,954      $2.00 - 6.94   $  3.10
    Granted...........................................         150,000              2.50      2.50
                                                            ----------      ------------   -------
Options outstanding at December 31, 2003..............       3,126,954      $2.00 - 6.94   $  3.07
                                                            ==========      ============   =======
Exercisable at December 31, 2003......................       2,176,954      $2.00 - 6.94   $  2.31
                                                            ==========      ============   =======

      The following ranges of options were outstanding as of December 31, 2003:

                                                              WEIGHTED AVERAGE
OUTSTANDING SHARES    EXERCISE PRICE    WEIGHTED AVERAGE      CONTRACTUAL LIFE
   UNDER OPTION           RANGE          EXERCISE PRICE          (IN YEARS)       EXERCISABLE
------------------    --------------    ----------------      ----------------    -----------
   6,453,970...        $2.00 - 2.99         $  2.50                7.04            2,950,770
   1,528,326...         3.00 - 3.99            3.24                4.79            1,528,326
     180,091...         4.00 - 5.99            4.76                6.66              147,836
     549,332...         6.00 - 6.94            6.39                6.66              414,332

(14)  REORGANIZATION COSTS

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

(15)  SPECIAL CHARGES, NET

      In 2001, the Company recognized approximately $1.0 million of special charges, net, including a $2.2 million charge for its estimated net exposure for unpaid insurance claims and other costs related to its 1998 and 1999 policy periods for which coverage may not be available due to the pending liquidation status of its previous insurance underwriter, Reliance National Indemnity Company, offset by a $1.1 million special credit resulting from the settlement of litigation as such matter was settled in an amount favorable to prior estimates. There were no special charges or credits in 2002.

(16)  OTHER (INCOME) EXPENSE, NET

      In 2001, the Company recognized in other (income) expense, net a $6.0 million gain from a litigation settlement related to claims between the Company and Azurix Corp. arising from financing and merger discussions between the companies that were terminated in October 1999 and settled in September 2001.

(17)  EMPLOYEE BENEFIT PLANS

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

(18)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Quarterly financial information for the years ended December 31, 2003 and 2002, is summarized as follows (in thousands, except per share data).

                                                      QUARTER ENDED                                     QUARTER ENDED
                                     ----------------------------------------------   ----------------------------------------------
                                         (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)       (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                      MARCH 31,    JUNE 30,    SEPT. 30,   DEC. 31,    MARCH 31,    JUNE 30,    SEPT. 30,   DEC. 31,
                                        2003         2003        2003        2003        2002         2002        2002        2002
                                     ----------   ---------   ---------   ---------   ----------   ---------   ---------   -------
Revenues.........................      $63,229    $ 75,641    $ 79,634    $ 80,049     $ 56,817    $ 69,499    $ 74,712    $ 71,601
Gross profit.....................       11,842      20,140      18,660      13,460       13,559      19,499      19,426      18,264
Operating income.................        5,537      14,214      12,616       4,045        7,763      13,861      13,328      11,849
Net income (loss) applicable to
     common stock................      $(2,662)   $  2,961    $  2,230    $ (3,460)    $   (412)   $   (303)   $  2,537    $  1,584
Earnings (loss) per share
     Basic.......................      $ (0.13)   $   0.15    $   0.11    $  (0.17)    $  (0.02)   $  (0.02)   $   0.13    $   0.08
     Diluted.....................      $ (0.13)   $   0.09    $   0.08    $  (0.17)    $  (0.02)   $  (0.02)   $   0.08    $   0.07

      The sum of the individual quarterly earnings per share amounts do not agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter, and the dilutive effects of the redeemable preferred stock and stock options, if applicable, in each quarter.

      In the Company's report on Form 10-Q during fiscal year 2003, it presented comprehensive income in its Consolidated Statement of Stockholders' Equity net of preferred stock dividends. The Company recently became aware that comprehensive income should be presented including preferred stock dividends. Therefore, its restated comprehensive income (loss) presented for each of the periods ended March 31, 2003, June 30, 2003 and September 30, 2003 is $(0.6) million, $4.6 million and $9.0 million, respectively. Comprehensive income for each of the periods ended March 31, 2002, June 30, 2002 and September 30, 2002 is $1.6 million, $3.3 million and $7.9 million, respectively.

(19)  RELATED PARTY

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

(20)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      As discussed in Note 7, as of December 31, 2003, all of the Company's subsidiaries, except the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (the "Non-Guarantor Subsidiaries"), are Guarantors of the Notes. Each of the Guarantor Subsidiaries is ultimately wholly owned by the parent company and the guarantees are unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheet as of December 31, 2003, and December 31, 2002, has been provided. As the Non-Guarantor Subsidiaries had no operations and cash flows from December 31, 2002, through December 31, 2003, because the construction of the facility is still in progress, no condensed consolidating statements of operations or cash flows have been provided.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)
                                   (RESTATED)

                                                                                      NON-
                                                                    GUARANTOR       GUARANTOR
                                                       PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                     ----------   ------------    ------------   ------------     ------------
                         ASSETS
Current Assets:
  Cash and cash equivalents.......................   $       91    $      64        $     51       $      --        $     206
  Restricted cash.................................           --        1,410              --              --            1,410
  Accounts receivable, net........................           --       59,581              --              --           59,581
  Note receivable, current portion................           --          342              --              --              342
  Prepaid expenses and other current assets.......           --       10,840              --              --           10,840
                                                     ----------    ---------        --------       ---------        ---------
          Total current assets....................           91       72,237              51              --           72,379
Property, machinery & equipment, net..............           --      207,833           5,864              --          213,697
Other Assets:
  Goodwill........................................           --      171,051              --              --          171,051
  Investments in subsidiaries.....................       75,199           --              --         (75,199)              --
  Restricted cash - construction fund.............           --           --          12,184              --           12,184
  Restricted cash - debt service fund.............           --        5,561           1,714              --            7,275
  Other, net......................................        6,217        4,902           2,972              --           14,091
                                                     ----------    ---------        --------       ---------        ---------
          Total assets............................   $   81,507    $ 461,584        $ 22,785       $ (75,199)       $ 490,677
                                                     ==========    =========        ========       =========        =========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt...............   $      955    $      --        $     --       $      --        $     955
  Current portion of nonrecourse project revenue
     bonds........................................           --        2,570              --              --            2,570
  Current portion of capital lease obligations....           --        2,678              --              --            2,678
  Accounts payable and accrued expenses...........           --       45,095             564              --           45,659
                                                     ----------    ---------        --------       ---------        ---------
          Total current liabilities...............          955       50,343             564              --           51,862
Long-Term Debt:
  Long-term debt obligations, net.................      194,084           --              --              --          194,084
  Nonrecourse project revenue bonds, net..........           --       41,365          20,936              --           62,301
  Intercompany....................................     (267,433)     267,433              --              --               --
  Capital lease obligations, net..................           --       12,748              --              --           12,748
                                                     ----------    ---------        --------       ---------        ---------
     Total long-term debt.........................      (73,349)     321,546          20,936              --          269,133
Other long-term liabilities.......................        3,580       15,781              --              --           19,361
                                                     ----------    ---------        --------       ---------        ---------
          Total liabilities.......................      (68,814)     387,670          21,500              --          340,356

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share..................       86,299           --              --              --           86,299
Stockholders' Equity:
  Capital.........................................       82,153       37,804           1,285         (39,089)          82,153
  Accumulated deficit.............................      (16,829)      36,110              --         (36,110)         (16,829)
  Accumulated other comprehensive loss............       (1,302)          --              --              --           (1,302)
                                                     ----------    ---------        --------       ---------        ---------
          Total stockholders' equity..............       64,022       73,914           1,285         (75,199)          64,022
                                                     ----------    ---------        --------       ---------        ---------
Total liabilities and stockholders' equity........   $   81,507    $ 461,584        $ 22,785       $ (75,199)       $ 490,677
                                                     ==========    =========        ========       =========        =========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)
                                   (RESTATED)

                                                                                         NON-
                                                                                       GUARANTOR      GUARANTOR
                                                           PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                           ------    ------------    ------------   ------------     ------------
                            ASSETS
Current Assets:
  Cash and cash equivalents.........................    $       81    $     158        $     --       $      --        $     239
  Restricted cash...................................            --        1,696              --              --            1,696
  Accounts receivable, net..........................            --       54,814              --              --           54,814
  Note receivable, current portion..................            --          554              --              --              554
  Prepaid expenses and other current assets.........            --       15,399              --              --           15,399
                                                        ----------    ---------        --------       ---------        ---------
          Total current assets......................            81       72,621              --              --           72,702
Property, machinery & equipment, net................            --      213,331              --              --          213,331
Other Assets:
  Goodwill..........................................            --      167,117              --              --          167,117
  Investments in subsidiaries.......................        76,130           --              --         (76,130)              --
  Restricted cash - construction fund...............            --           --          17,733              --           17,733
  Restricted cash - debt service fund...............            --        5,778           1,713              --            7,491
  Other, net........................................         6,371        5,410           1,965              --           13,746
                                                        ----------    ---------        --------       ---------        ---------
          Total assets..............................    $   82,582    $ 464,257        $ 21,411       $ (76,130)       $ 492,120
                                                        ==========    =========        ========       =========        =========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.................    $    1,111    $      --        $     --       $      --        $   1,111
  Current portion of nonrecourse project revenue
    bonds...........................................            --        2,430              --              --            2,430
  Current portion of capital lease obligations......            --        1,280              --              --            1,280
  Accounts payable and accrued expenses.............            --       46,991              --              --           46,991
                                                        ----------    ---------        --------       ---------        ---------
          Total current liabilities.................         1,111       50,701              --              --           51,812
Long-Term Debt:
  Long-term debt obligations, net...................       209,225        1,526              --              --          210,751
  Nonrecourse project revenue bonds, net............            --       43,935          20,906              --           64,841
  Intercompany......................................      (273,729)     273,729              --              --               --
  Capital lease obligations, net....................            --        7,938              --              --            7,938
                                                        ----------    ---------        --------       ---------        ---------
     Total long-term debt...........................       (64,504)     327,128          20,906              --          283,530
Other long-term liabilities.........................         3,436       10,803              --              --           14,239
                                                        ----------    ---------        --------       ---------        ---------
          Total liabilities.........................       (59,957)     388,632          20,906              --          349,581

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share....................        78,090           --              --              --           78,090
Stockholders' Equity:
  Capital...........................................        90,362       38,585             505         (39,090)          90,362
  Accumulated deficit...............................       (24,107)      37,040              --         (37,040)         (24,107)
  Accumulated other comprehensive loss..............        (1,806)          --              --              --           (1,806)
                                                        ----------    ---------        --------       ---------        ---------
          Total stockholders' equity................        64,449       75,625             505         (76,130)          64,449
                                                        ----------    ---------        --------       ---------        ---------
Total liabilities and stockholders' equity..........    $   82,582    $ 464,257        $ 21,411       $ (76,130)       $ 492,120
                                                        ==========    =========        ========       =========        =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company filed a Form 8-K on August 7, 2002, confirming the dismissal of Arthur Andersen LLP as the Company's independent auditor and appointing PricewaterhouseCoopers LLP as the Company's independent auditor.

ITEM 9A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer originally concluded in the initial filing of the Company's Form 10-K on March 30, 2004, that the Company's disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) that is required to be included in our periodic filings under the Exchange Act. Subsequent to the initial filing of the Company's Form 10-K in March 2004, the Company engaged PricewaterhouseCoopers (PWC) to re-audit the

Company's financial statements for 2001. During the course of completing this re-audit certain adjustments were identified that resulted in the restatement of the Company's financial statements. Accordingly, the Chief Executive Officer and Chief Financial Officer have now concluded in this amended filing of the Company's Form 10-K, that the disclosure controls and procedures were ineffective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) that is required to be included in our periodic filings under the Exchange Act.


The Company has been advised by PWC that pursuant to the standards established by the Public Company Accounting Oversight Board, the control weaknesses related to our financial reporting processes constitutes a material weakness in our internal controls over financial reporting. This is due to the fact that the adjustments which resulted in the restatement of the financial statements were not identified by our existing control structure. The re-audit and these adjustments are more fully described in Note 2 to the consolidated financial statements included elsewhere herein and primarily relate to purchase accounting and deferred income taxes. Since the original filing of the December 31, 2001 Form 10-K in March 2002, the Company has continued to review and enhance its financial reporting process. Management has taken several steps to correct the weaknesses in its internal controls over financial reporting, including:


      - the hiring of employees with financial reporting technical expertise, including public company financial reporting experience,

      - the addition of new personnel with specific responsibility for internal and external reporting oversight, tax planning and reporting, finance, and cash management,

      - the implementation of new management and tax reporting systems, and associated procedure changes, to enhance our external financial reporting, internal legal entity reporting, internal management reporting, and planning and budgeting processes,

      - requiring employees to attend technical training and updates on financial reporting matters, including information on Sarbanes Oxley planning and implementation issues, and

      - providing employee access to on-line research databases necessary to research technical financial and tax accounting and reporting matters.

Management believes that the steps taken have addressed the identified weaknesses in internal controls over financial reporting.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Financial Statements and Exhibits:

      1. Financial Statements:

                                                                                  PAGE
                                                                                  ----
Report of Independent Registered Public Accounting Firm -
   PricewaterhouseCoopers LLP................................................      37
Consolidated Balance Sheets as of December 31, 2003 and 2002 (restated)......      38
Consolidated Statements of Operations for the Years Ended
   December 31, 2003, 2002 and 2001 (restated)...............................      39
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 2003, 2002 and 2001 (restated)...............................      40
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2003, 2002 and 2001 (restated)...............................      41
Notes to Consolidated Financial Statements...................................      43

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

                 10.6    -- Professional Services Agreement, dated January 27,
                            2000,by and between Synagro Technologies, Inc. and GTCR Fund VII, L.P. (Incorporated by reference to
                            Exhibit 2.7 to the Company's Current Report on Form 8-K, dated February 17, 2000).

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

                10.19    -- Employment Agreement dated March 1, 2002, by and
                            between Synagro Technologies, Inc. and Robert Boucher Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).(1)

                10.20    -- Amendment No. 1 to Employment Agreement dated
                            effective February 1, 2002, by and between Synagro Technologies, Inc. and Randall S. Tuttle (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
                            2001).(1)

                10.21    -- Third Amended and Restated Credit Agreement dated
                            May 8, 2002, among Synagro Technologies, Inc., various financial institutions, and Bank of America, N.A. (Incorporated by reference to the Company's Form 10-Q for the period ended March 31, 2002).

               10.22**   -- Amendment No. 3 to Employment Agreement dated
                            effective December 30, 2003, by and between Synagro Technologies, Inc. and Ross M. Patten. (1)

               10.23**   -- General Release dated effective December 30, 2003,
                            executed and delivered by Ross M. Patten in favor of Synagro Technologies, Inc. (1)

                21.1**   -- Subsidiaries of Synagro Technologies, Inc.

                23.1*    -- Consent of Independent Registered Public Accounting
                            Firm

                31.1*    -- Section 302 Certification of Chief Executive Officer

                31.2*    -- Section 302 Certification of Chief Financial Officer

                32.1*    -- Section 906 Certification of Chief Executive Officer

                32.2*    -- Section 906 Certification of Chief Financial Officer

---------------------

*    Filed with this Form 10-K/A.

**   Previously filed

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

                                               SYNAGRO TECHNOLOGIES, INC.
                                               (Registrant)
                                               By: /s/ ROBERT C. BOUCHER, JR
                                                   -----------------------------
                                               Robert C. Boucher Jr.
                                                Chief Executive Officer

Date: October 20, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                    DATE
          ---------                          -----                    ----
      /s/ ROSS M. PATTEN             Chairman of the Board      October 20, 2004
      ------------------
        Ross M. Patten

  /s/ ROBERT C. BOUCHER, JR.        Chief Executive Officer     October 20, 2004
  --------------------------              and Director
    Robert C. Boucher, Jr.       (Principal Executive Officer)

     /s/ J. PAUL WITHROW            Chief Financial Officer     October 20, 2004
     -------------------                  and Director
       J. Paul Withrow           (Principal Accounting Officer)

      /s/ GENE MEREDITH                    Director             October 20, 2004
      -----------------
        Gene Meredith

/s/ KENNETH CH'UAN-K'AI LEUNG              Director             October 20, 2004
-----------------------------
  Kenneth Ch'uan-k'ai Leung

    /s/ ALFRED TYLER, 2ND                  Director             October 20, 2004
    ---------------------
      Alfred Tyler, 2nd

     /s/ DAVID A. DONNINI                  Director             October 20, 2004
     --------------------
       David A. Donnini

    /s/ VINCENT J. HEMMER                  Director             October 20, 2004
    ---------------------
      Vincent J. Hemmer

    /s/ GEORGE E. SPERZEL                  Director             October 20, 2004
    ---------------------
      George E. Sperzel

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

10.22**    -- Amendment No. 3 to Employment Agreement dated effective December
              30, 2003, by and between Synagro Technologies, Inc. and Ross M. Patten. (1)

10.23**    -- General Release dated effective December 30, 2003, executed and delivered by Ross M. Patten in favor of Synagro Technologies, Inc.
              (1)

 21.1**    -- Subsidiaries of Synagro Technologies, Inc.

 23.1*     -- Consent of Independent Registered Public Accounting Firm

 31.1*     -- Section 302 Certification of Chief Executive Officer

 31.2*     -- Section 302 Certification of Chief Financial Officer

 32.1*     -- Section 906 Certification of Chief Executive Officer

 32.2*     -- Section 906 Certification of Chief Financial Officer

*  Filed with this Form 10-K/A

** Previously filed