Form 10-Q/A
period 2004-03-31
SYNAGRO TECHNOLOGIES INC
filed 2004-10-20
CIK 895565

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004     Commission File Number 0-21054

                           SYNAGRO TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its Charter)

                DELAWARE                                  88-0219860
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                   Identification No.)

     1800 BERING DRIVE, SUITE 1000
             HOUSTON, TEXAS                                  77057
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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

               CLASS                     OUTSTANDING AT MAY 7, 2004
----------------------------------   ------------------------------
Common stock, par value $.002                    19,775,821

EXPLANATORY STATEMENT

This Amendment No. 1 (the "Amendment") on Form 10-Q/A restates our consolidated balance sheet as of March 31, 2004 and December 31, 2003 previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 7, 2004 (the "Original Filing"). This Amendment reflects the balance sheet effects of adjustments recorded to our 2003, 2002 and 2001 consolidated financial statements resulting from the reaudit of our 2001 consolidated financial statements performed this year (See Note 2). This Amendment also includes a revision to the Original Filing for a restatement to Comprehensive Income for the quarter ended March 31, 2004 (See Note 2). Other than the revisions mentioned in this Explanatory Statement and Note 2, we have made no other material modifications to the Original Filing in this Amendment.

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

                                                                              PAGE
                                                                              ----
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of March 31, 2004
  (Unaudited), and December 31, 2003 (Derived From Audited Financial
  Statements) (restated)....................................................    4

Condensed Consolidated Statements of Operations for the
  Three Months Ended March 31, 2004 and 2003 (Unaudited)....................    5

Condensed Consolidated Statement of Stockholders' Equity
  (Unaudited) (restated)....................................................    6

Condensed Consolidated Statements of Cash Flows for the
  Three Months Ended March 31, 2004 and 2003 (Unaudited)....................    7

Notes to Condensed Consolidated Financial Statements........................    8

Management's Discussion and Analysis of Financial Condition and
  Results of Operations.....................................................   23

Item 3. Quantitative and Qualitative Disclosures About Market
  Risk......................................................................   28

Item 4. Controls and Procedures.............................................   29

PART II - OTHER INFORMATION.................................................   30

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (RESTATED)

                                                                MARCH 31,     DECEMBER 31,
                                                                  2004            2003
                                                              ------------    ------------
                                                                                (DERIVED
                                                                              FROM AUDITED
                                                                               FINANCIAL
                                                               (UNAUDITED)    STATEMENTS)
                           ASSETS

Current Assets:
   Cash and cash equivalents ................................ $        185    $        206
   Restricted cash ..........................................        1,636           1,410
   Accounts receivable, net .................................       57,154          59,581
   Note receivable, current .................................          620             342
   Prepaid expenses and other current assets ................       15,056          10,840
                                                              ------------    ------------
      Total current assets ..................................       74,651          72,379

Property, machinery & equipment, net ........................      216,933         213,697

Other Assets:
   Goodwill .................................................      171,051         171,051
   Restricted cash - construction fund ......................        9,417          12,184
   Restricted cash - debt service fund ......................        7,918           7,275
   Other, net ...............................................       15,307          14,091
                                                              ------------    ------------
Total assets ................................................ $    495,277    $    490,677
                                                              ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt ..................... $        890    $        955
   Current maturities of nonrecourse project revenue bonds...        2,570           2,570
   Current maturities of capital lease obligations ..........        2,678           2,678
   Accrued interest payable .................................        8,630           4,222
   Accounts payable and accrued expenses ....................       45,806          41,437
                                                              ------------    ------------
      Total current liabilities .............................       60,574          51,862

Long-Term Debt:
   Long-term debt obligations, net ..........................      190,385         194,084
   Nonrecourse project revenue bonds, net ...................       62,308          62,301
   Capital lease obligations, net ...........................       12,112          12,748
                                                              ------------    ------------
      Total long-term debt ..................................      264,805         269,133
      Other long-term liabilities ...........................       18,571          19,361
                                                              ------------    ------------

         Total liabilities ..................................      343,950         340,356

Commitments and Contingencies

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share ..............       88,437          86,299

Stockholders' equity:
   Preferred stock, $.002 par value, 10,000,000 shares
     authorized, none issued and outstanding ................           --              --
   Common stock, $.002 par value, 100,000,000 shares
     authorized, 19,775,821 and 19,775,821 shares issued
     and outstanding, respectively ..........................           40              40
   Additional paid-in capital ...............................       79,975          82,113
   Accumulated deficit ......................................      (15,949)        (16,829)
   Accumulated other comprehensive loss .....................       (1,176)         (1,302)
                                                              ------------    ------------
      Total stockholders' equity ............................       62,890          64,022
                                                              ------------    ------------
Total liabilities and stockholders' equity .................. $    495,277    $    490,677
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

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              --------------------------
                                                                  2004          2003
                                                              -----------    -----------
Revenue ...................................................   $    72,660    $    63,229
Cost of services ..........................................        60,344         51,387
                                                              -----------    -----------
Gross profit ..............................................        12,316         11,842

Selling, general and administrative expenses ..............         5,822          6,305
                                                              -----------    -----------
   Income from operations .................................         6,494          5,537
                                                              -----------    -----------
Other expense:
   Interest expense, net ..................................         5,169          5,848
   Other (income) expense, net ............................          (118)            29
                                                              -----------    -----------
      Total other expense, net ............................         5,051          5,877
                                                              -----------    -----------
Income (loss) before provision (benefit) for income taxes..         1,443           (340)
   Provision (benefit) for income taxes ...................           563           (129)
                                                              -----------    -----------
Net income (loss) before cumulative effect of change
   in accounting for asset retirement obligations and
   preferred stock dividends ..............................           880           (211)
Cumulative effect of change in accounting for
   asset retirement obligations, net of tax benefit of
   $292 ...................................................            --            476
                                                              -----------    -----------
Net income (loss) before preferred stock dividends ........           880           (687)
Preferred stock dividends .................................         2,138          1,975
                                                              -----------    -----------
Net loss applicable to common stock .......................   $    (1,258)   $    (2,662)
                                                              ===========    ===========

Loss per share:

Basic
   Loss per share before cumulative effect of change
      in accounting for asset retirement obligations ......   $     (0.06)   $     (0.11)
   Cumulative effect of change in accounting for
      asset retirement obligations ........................            --          (0.02)
                                                              -----------    -----------
   Net loss per share .....................................   $     (0.06)   $     (0.13)
                                                              ===========    ===========

Diluted
   Loss per share before cumulative effect of change
      in accounting for asset retirement obligations ......   $     (0.06)   $     (0.11)
   Cumulative effect of change in accounting for
      asset retirement obligation .........................            --          (0.02)
                                                              -----------    -----------
   Net loss per share .....................................   $     (0.06)   $     (0.13)
                                                              ===========    ===========

Weighted average shares:
   Weighted average shares outstanding for basic earnings
      per share calculation ...............................    19,775,821     19,775,821
   Effect of dilutive stock options .......................            --             --
   Effect of convertible preferred stock under the
       "if converted" method ..............................            --             --
                                                              -----------    -----------
   Weighted average shares outstanding for diluted
       earnings per share .................................    19,775,821     19,775,821
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

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                         ACCUMULATED                    RESTATED
                                          COMMON STOCK      ADDITIONAL     RESTATED         OTHER                     COMPREHENSIVE
                                     --------------------    PAID-IN      ACCUMULATED   COMPREHENSIVE     RESTATED       INCOME
                                       SHARES      AMOUNT    CAPITAL        DEFICIT     INCOME (LOSS)      TOTAL      (SEE NOTE 2)
                                     ----------   -------   ---------    ------------   -------------   -----------   -------------
BALANCE, January 1, 2004.........    19,775,821   $    40   $  82,113    $    (16,829)   $    (1,302)   $    64,022     $     --
   Change in other  comprehensive
     income......................            --        --          --              --            126            126          126
   Preferred stock dividends.....            --        --      (2,138)             --             --         (2,138)
   Net income before preferred
     stock dividends.............            --        --          --             880             --            880          880
                                     ----------   -------   ---------    ------------    -----------    -----------     --------
BALANCE, March 31, 2004..........    19,775,821   $    40   $  79,975    $    (15,949)   $    (1,176)   $    62,890     $  1,006
                                     ==========   =======   =========    ============    ===========    ===========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                              2004        2003
                                                                        -------------  -------------
Cash flows from operating activities:
   Net loss applicable to common stock .........................            $ (1,258)   $ (2,662)
   Adjustments to reconcile net income applicable to common
      stock to net cash provided by operating activities:
        Preferred stock dividends ..............................               2,138       1,975
        Cumulative effect of change in accounting for
           asset retirement obligations, net ...................                  --         476
        Depreciation and amortization ..........................               4,632       4,181
        Amortization of debt financing costs ...................                 267         395
        Provision (benefit) for deferred income taxes ..........                 563        (129)
        Gain on sale of property, machinery and equipment ......                (158)         --
        (Increase) decrease in the following, net:
           Accounts receivable .................................               2,427       2,906
           Prepaid expenses and other assets ...................               1,464        (742)
        Increase (decrease) in the following:
           Accrued interest payable.............................               4,407       4,483
           Accounts payable and accrued expenses
              and other long-term liabilities ..................              (2,748)     (2,126)
                                                                            --------    --------
   Net cash provided by operating activities ...................              11,734       8,757
                                                                            --------    --------

Cash flows from investing activities:
      Purchases of property, machinery and equipment ...........              (4,216)     (3,928)
      Facility construction funded by restricted cash ..........              (2,768)       (263)
      Proceeds from sale of property, machinery and equipment ..                 283          --
      (Increase)  decrease in  restricted  cash for  facility
        construction ...........................................               2,768         (13)
      Other ....................................................                (280)       (200)
                                                                            --------    --------
      Net cash used in investing activities ....................              (4,213)     (4,404)
                                                                            --------    --------

Cash flows from financing activities:
      Payments of debt .........................................              (6,498)     (3,448)
      Debt issuance costs ......................................                (175)         --
      Increase in restricted cash for debt service .............                (869)       (971)
                                                                            --------    --------
      Net cash used in financing activities ....................              (7,542)     (4,419)
                                                                            --------    --------

Net decrease in cash and cash equivalents ......................                 (21)        (66)
Cash and cash equivalents, beginning of period .................                 206         239
                                                                            --------    --------
Cash and cash equivalents, end of period .......................            $    185    $    173
                                                                            ========    ========

Supplemental Cash Flow Information
   Interest paid during the period .............................            $    506    $    601
   Taxes paid during the period ................................            $    288    $    154

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

GENERAL

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc. ("Synagro" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q/A pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2004, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K/A for the year ended December 31, 2003.

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

Had the Company elected to apply SFAS No. 123, the Company's net loss and loss per diluted share would have approximated the pro forma amounts indicated below:

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                          2004                2003
                                                          ----                ----
                                                    (in thousands except per share data)
Net loss applicable to common stock, as
reported.........................................      $   (1,258)         $  (2,662)
Less: Compensation expense per SFAS No.
123, net of tax .................................      $      271          $     363
                                                       ----------          ---------
Pro forma loss after effect of SFAS No. 123......      $   (1,529)         $  (3,025)
                                                       ==========          =========
Diluted loss per share, as reported..............      $    (0.06)         $   (0.13)
Pro forma loss per share after effect of
SFAS No. 123.....................................      $    (0.08)         $   (0.15)

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

(2) RESTATEMENTS

    In the Company's previously filed financial statements for the years ended December 31, 2002 and 2001, the Company deducted its preferred stock dividends related to its redeemable preferred stock from its accumulated deficit in its consolidated balance sheets and its consolidated statements of stockholders' equity. However when a company has an accumulated deficit, preferred stock dividends should be deducted from additional paid in capital. Therefore, the Company revised its financial statements to deduct preferred stock dividends previously charged to accumulated deficit from additional paid in capital and this restatement was included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 which was previously filed on March 30, 2004 (the "Original Filing"). This revision had no impact on the Company's total consolidated stockholders' equity. The revision also had no effect on the Company's consolidated statements of operations or statements of cash flows for 2002 or 2001.

    The Company's financial statements for the year ended December 31, 2001, were audited by Arthur Andersen LLP, who issued an unqualified opinion on the Company's 2001 financial statements. Since Arthur Andersen has ceased operations, they were no longer available to audit the revised reporting of the preferred stock dividends and re-issue their audit report. As the Company was unable to have the adjustments pertaining to its 2001 financial statements audited by the Original Filing deadline, the Arthur Andersen unqualified opinion was removed and the 2001 financial statements and related note disclosures were labeled unaudited. The Company's current auditors have subsequently performed a reaudit of our financial statements for 2001.

    In the course of completing the reaudit, certain adjustments were recorded to the consolidated financial statements for the years ended December 31, 2003, 2002 and 2001. The adjustments are explained in detail in the Company's Form 10-K/A Amendment No. 1 which has been filed with the Securities and Exchange Commission. There is no impact to the accompanying condensed consolidated statements of operations or cash flows. The net effect of the adjustments recorded related to the 2003, 2002 and 2001 consolidated financial statements, which have been recorded in the accompanying condensed consolidated balance sheet and statement of stockholders' equity, is as follows:

                                                             AS OF MARCH 31,              AS OF DECEMBER 31,
                                                     ------------------------------------------------------------
                                                                  2004                           2003
                                                     ------------------------------------------------------------
                                                     AS REPORTED      AS RESTATED     AS REPORTED     AS RESTATED
                                                     -----------      -----------     -----------     -----------
                                                                          (IN THOUSANDS)
Selected consolidated balance sheet data:
  Goodwill........................................   $   172,398      $   171,051     $   172,398     $   171,051
  Total assets....................................       496,624          495,277         492,024         490,677
  Accounts payable and accrued expenses...........        47,627           45,806          43,257          41,437
  Total current liabilities.......................        62,395           60,574          53,682          51,862
  Other long-term liabilities.....................        16,744           18,571          17,536          19,361
  Total liabilities...............................       343,944          343,950         340,351         340,356
  Accumulated deficit.............................       (14,597)         (15,949)        (15,477)        (16,829)
  Total stockholders' equity......................        64,242           62,890          65,374          64,022
  Total liabilities and stockholders' equity......   $   496,624      $   495,277     $   492,024     $   490,677

RESTATEMENT OF COMPREHENSIVE INCOME

    Additionally, in the Company's previous financial statements it deducted preferred stock dividends from its calculation of comprehensive income. Subsequent to filing the Company's financial statements for the period ended March 31, 2004, it determined that preferred stock dividends should not be included in its calculation of comprehensive income. Therefore, the Company has restated its financial statements for the period ended March 31, 2004, to exclude preferred stock dividends from comprehensive income. This restatement had no effect on the Company's condensed consolidated balance sheets, statements of operations or statements of cash flows.


The following reflects the adjustments related to the restatement of the Company's comprehensive income (loss) for the periods presented (in thousands):

                                                       PERIOD ENDED MARCH 31,
                                                       ----------------------
                                                                2004
                                                       ----------------------
                                                           AS
                                                       PREVIOUSLY      AS
                                                        REPORTED    RESTATED
                                                        --------    --------
Net income before preferred
    stock dividends................................     $    880   $     880
Amortization of impact of SFAS
    No. 133........................................          126         126
Preferred stock dividends..........................       (2,138)         --
                                                        --------   ---------
Comprehensive income (loss)........................     $ (1,132)  $   1,006
                                                        ========   =========

(3) ACQUISITIONS

In May 2003, the Company purchased Aspen Resources, Inc. ("Aspen"). The purchase of Aspen provides the Company with added expertise in the management of pulp and paper organic residuals. The allocation of purchase price resulted in approximately $3.2 million of goodwill. The assets acquired and liabilities assumed relating to the acquisition are summarized below (in thousands):

Cash paid, including transaction costs, net of
 cash acquired.....................................    $     3,832
Note payable to seller.............................            500
Less: Net assets acquired..........................         (1,182)
                                                       -----------
Goodwill...........................................    $     3,150
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

(4) PREFERRED STOCK

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

(6) DEBT

Long-term debt obligations consist of the following:

                                                  MARCH 31,       DECEMBER 31,
                                                    2004              2003
                                               -------------      ------------
                                                        (in thousands)
Credit facility - term loans...............    $      38,411      $     44,274
Senior subordinated notes..................          150,000           150,000
Fair value adjustment of subordinated debt
  as a result of interest rate swaps.......            1,344              (755)
Notes payable to sellers of acquired
  businesses...............................            1,500             1,500
Other notes payable........................               20                20
                                               -------------      ------------
          Total debt.......................    $     191,275      $    195,039
Less: Current maturities...................             (890)             (955)
                                               -------------      ------------
          Long-term debt, net of current
           maturities......................    $     190,385      $    194,084
                                               =============      ============

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

The total credit facility can be increased to $150 million upon the request of the Company and bank approval. The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                        REVOLVING     TERM
     PERIOD ENDING DECEMBER 31,           LOAN        LOANS
-----------------------------------     ---------    -------
2002 .............................           --        0.25%
2003 .............................           --        1.00%
2004 .............................           --        1.00%
2005 .............................           --        1.00%
2006 .............................           --        1.00%
2007 .............................       100.00%       1.00%
2008 .............................           --       94.75%
                                         ------      ------
                                         100.00%     100.00%
                                         ======      ======

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of March 31, 2004. The Senior Credit Agreement is collateralized by all the assets of the Company and expires on December 31, 2008. As of March 31, 2004, the Company had approximately $62.1 million of unused borrowings under the Senior Credit Agreement, of which approximately $40.1 million is available for borrowing based on the ratio limitations included in the Senior Credit Agreement. On March 9, 2004, the Company amended its credit facility to, among other things, exclude certain charges from its financial covenant calculations, to clarify certain defined terms, to increase the amount of indebtedness permitted under its total leverage ratio, and to reset capital and operating lease limitations.

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

       YEARS                 LOAN
----------------------    -------
2006..................     104.750%
2007..................     102.375%
2008 and thereafter...     100.000%

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

(7) NONRECOURSE PROJECT REVENUE BONDS

                                                                     MARCH 31,         DECEMBER 31,
                                                                       2004               2003
                                                                   ------------        -----------
                                                                            (in thousands)
Maryland Energy Financing Administration Limited Obligation
 Solid Waste Disposal Revenue Bonds, 1996 series --
   Revenue bonds due 2001 to 2005 at stated interest
    rates of 5.45% to 5.85%..................................      $      5,280        $     5,280
   Term revenue bond due 2010 at stated interest rate
    of 6.30%.................................................            16,295             16,295
   Term revenue bond due 2016 at stated interest rate
    of 6.45%.................................................            22,360             22,360
                                                                   ------------        -----------
                                                                         43,935             43,935
California Pollution Control Financing Authority Solid Waste
 Revenue Bonds --
   Series 2002A -- Revenue bonds due 2008 to 2024 at
    stated interest rates of 4.375% to 5.50%.................            19,741             19,741
   Series 2002B -- Revenue bonds due 2006 at stated interest
    rate of 4.25%, net of discount...........................             1,202              1,195
                                                                   ------------        -----------
                                                                         20,943             20,936
                                                                   ------------        -----------
Total nonrecourse project revenue bonds......................            64,878             64,871
   Less: Current maturities..................................            (2,570)            (2,570)
                                                                   ------------        -----------
   Nonrecourse project revenue bonds, net of current
    maturities...............................................      $     62,308        $    62,301
                                                                   ============        ===========

Amounts recorded in other assets as restricted cash -
 debt service fund...........................................      $      7,918        $     7,275
                                                                   ============        ===========

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

(9) EARNINGS PER COMMON SHARE

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

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                   -------------------------------
                                                                       2004               2003
                                                                   ------------       ------------
                                                                   (in thousands except share data)
Net income (loss) applicable to common stock:

Net income (loss) before cumulative effect of change in
  accounting for asset retirement obligations and preferred
  stock dividends............................................      $        880       $       (211)
Cumulative effect of change in accounting for asset
  retirement obligations.....................................                --                476
                                                                   ------------       ------------
Net income (loss) before preferred stock dividends ..........               880               (687)
Preferred stock dividends....................................             2,138              1,975
                                                                   ------------       ------------
Net loss applicable to common stock..........................      $     (1,258)      $     (2,662)
                                                                   ============       ============

Loss per share:

Basic
  Loss per share  before  cumulative  effect of
    change in accounting for asset retirement obligations....      $      (0.06)      $      (0.11)
  Cumulative effect of change in accounting for asset
    retirement obligations...................................                --              (0.02)
                                                                   ------------       ------------
  Net loss per share.........................................      $      (0.06)      $      (0.13)
                                                                   ============       ============

Weighted average shares outstanding for basic earnings
    per share calculation....................................        19,775,821         19,775,821

Diluted
  Loss per share before preferred stock dividends and
    cumulative effect of change in accounting for asset
    retirement obligations...................................      $      (0.06)      $      (0.11)
  Cumulative effect of change in accounting for asset
    retirement obligations...................................                --              (0.02)
                                                                   ------------       ------------
  Net loss per share ........................................      $      (0.06)      $      (0.13)
                                                                   ============       ============

Weighted average shares:

Weighted average shares outstanding for basic earnings
  per share calculation......................................        19,775,821         19,775,821
Effect of dilutive stock options.............................                --                 --
Effect of convertible preferred stock under the "if
  converted" method..........................................                --                 --
                                                                   ------------       ------------
Weighted average shares outstanding for diluted
  earnings per share.........................................        19,775,821         19,775,821
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

(10) CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 7, as of March 31, 2004, all of the Company's subsidiaries, except the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (the "Non-Guarantor Subsidiaries"), are Guarantors of the Notes. Each of the Guarantors is ultimately wholly owned by the parent company and the guarantees are unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following consolidating balance sheets as of March 31, 2004, and December 31, 2003, have been provided. The Non-Guarantor Subsidiaries had no operations and cash flows from December 31, 2003, through March 31, 2004, because the construction of the facility is still in progress. Accordingly, no consolidating statements of operations or cash flows have been provided.

                          CONSOLIDATING BALANCE SHEETS
                              AS OF MARCH 31, 2004
                             (DOLLARS IN THOUSANDS)
                                   (RESTATED)

                                                                                     NON-
                                                                     GUARANTOR     GUARANTOR
                                                        PARENT      SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS   CONSOLIDATED
                                                      ---------     ------------  ------------ ------------   ------------
               ASSETS
Current Assets:
  Cash and cash equivalents ....................      $      84       $     50      $    51      $     --       $     185
  Restricted cash ..............................             --          1,636           --            --           1,636
  Accounts receivable, net .....................             --         57,154           --            --          57,154
  Note receivable, current portion .............             --            620           --            --             620
  Prepaid expenses and other current assets ....             --         15,056           --            --          15,056
                                                      ---------       --------      -------      --------       ---------
     Total current assets ......................             84         74,516           51            --          74,651
Property, machinery & equipment, net ...........             --        208,018        8,915            --         216,933
Other Assets:
  Goodwill .....................................             --        171,051           --            --         171,051
  Investments in subsidiaries ..................         74,870             --           --       (74,870)             --
  Restricted cash - construction fund ..........             --             --        9,417            --           9,417
  Restricted cash - debt service fund ..........             --          6,204        1,714            --           7,918
  Other, net ...................................          7,550          4,785        2,972            --          15,307
                                                      ---------       --------      -------      --------       ---------
     Total assets ..............................      $  82,504       $464,574      $23,069      $(74,870)      $ 495,277
                                                      =========       ========      =======      ========       =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt ............      $     890       $     --      $    --      $     --       $     890
  Current portion of nonrecourse project
   revenue bonds ...............................             --          2,570           --            --           2,570
  Current portion of capital lease obligations .             --          2,678           --            --           2,678
  Accrued interest payable .....................          8,630             --           --            --           8,630
  Accounts payable and accrued expenses ........             --         44,965          841            --          45,806
                                                      ---------       --------      -------      --------       ---------
     Total current liabilities .................          9,520         50,213          841            --          60,574

Long-Term Debt:
  Long-term debt obligations, net ..............        190,385             --           --            --         190,385
  Nonrecourse project revenue bonds, net .......             --         41,365       20,943            --          62,308
  Intercompany .................................       (271,593)       271,593           --            --              --
  Capital lease obligations, net ...............             --         12,112           --            --          12,112
                                                      ---------       --------      -------      --------       ---------
   Total long-term debt ........................        (81,208)       325,070       20,943            --         264,805
Other long-term liabilities ....................          2,865         15,706           --            --          18,571
                                                      ---------       --------      -------      --------       ---------
     Total liabilities .........................        (68,823)       390,989       21,784            --         343,950

Commitments and Contingencies
Redeemable Preferred Stock, 69,792.29 shares
  issued and outstanding, redeemable at $1,000
  per share ....................................         88,437             --           --            --          88,437
Stockholders' Equity:
  Capital ......................................         80,015         37,804        1,285       (39,089)         80,015
  Accumulated deficit ..........................        (15,949)        35,781           --       (35,781)        (15,949)
  Accumulated other comprehensive loss .........         (1,176)            --           --            --          (1,176)
                                                      ---------       --------      -------      --------       ---------
     Total stockholders' equity ................         62,890         73,585        1,285       (74,870)         62,890
                                                      ---------       --------      -------      --------       ---------
Total liabilities and stockholders' equity .....      $  82,504       $464,574      $23,069      $(74,870)      $ 495,277
                                                      =========       ========      =======      ========       =========

                          CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)
                                   (RESTATED)

                                                                                     NON-
                                                                     GUARANTOR     GUARANTOR
                                                        PARENT      SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS   CONSOLIDATED
                                                      ---------     ------------  ------------ ------------   ------------
               ASSETS
Current Assets:
  Cash and cash equivalents ....................      $      91       $     64      $    51      $     --       $     206
  Restricted cash ..............................             --          1,410           --            --           1,410
  Accounts receivable, net .....................             --         59,581           --            --          59,581
  Note receivable, current portion .............             --            342           --            --             342
  Prepaid expenses and other current assets ....             --         10,840           --            --          10,840
                                                      ---------       --------      -------      --------       ---------
     Total current assets ......................             91         72,237           51            --          72,379
Property, machinery & equipment, net ...........             --        207,833        5,864            --         213,697
Other Assets:
  Goodwill .....................................             --        171,051           --            --         171,051
  Investments in subsidiaries ..................         75,199             --           --       (75,199)             --
  Restricted cash - construction fund ..........             --             --       12,184            --          12,184
  Restricted cash - debt service fund ..........             --          5,561        1,714            --           7,275
  Other, net ...................................          6,217          4,902        2,972            --          14,091
                                                      ---------       --------      -------      --------       ---------
     Total assets ..............................      $  81,507       $461,584      $22,785      $(75,199)      $ 490,677
                                                      =========       ========      =======      ========       =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt ............      $     955       $     --      $    --      $     --       $     955
  Current portion of nonrecourse project
   revenue bonds ...............................             --          2,570           --            --           2,570
  Current portion of capital lease obligations .             --          2,678           --            --           2,678
  Accrued interest Payable .....................          4,222             --           --            --           4,222
  Accounts payable and accrued expenses ........             --         40,873          564            --          41,437
                                                      ---------       --------      -------      --------       ---------
     Total current liabilities .................          5,177         46,121          564            --          51,862
Long-Term Debt:
  Long-term debt obligations, net ..............        194,084             --           --            --         194,084
  Nonrecourse project revenue bonds, net .......             --         41,365       20,936            --          62,301
  Intercompany .................................       (271,655)       271,655           --            --              --
  Capital lease obligations, net ...............             --         12,748           --            --          12,748
                                                      ---------       --------      -------      --------       ---------
   Total long-term debt ........................        (77,571)       325,768       20,936            --         269,133
Other long-term liabilities ....................          3,580         15,781           --            --          19,361
                                                      ---------       --------      -------      --------       ---------
     Total liabilities .........................        (68,814)       387,670       21,500            --         340,356
Commitments and Contingencies
Redeemable Preferred Stock, 69,792.29 shares
  issued and outstanding, redeemable at $1,000
  per share ....................................         86,299             --           --            --          86,299
Stockholders' Equity:
  Capital ......................................         82,153         37,804        1,285       (39,089)         82,153
  Accumulated deficit ..........................        (16,829)        36,110           --       (36,110)        (16,829)
  Accumulated other comprehensive loss .........         (1,302)            --           --            --          (1,302)
                                                      ---------       --------      -------      --------       ---------
     Total stockholders' equity ................         64,022         73,914        1,285       (75,199)         64,022
                                                      ---------       --------      -------      --------       ---------
Total liabilities and stockholders' equity .....      $  81,507       $461,584      $22,785      $(75,199)      $ 490,677
                                                      =========       ========      =======      ========       =========

(11) LEASE TRANSACTIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated historical financial statements and related notes thereto included elsewhere in this Form 10-Q/A and the Annual Report on Form 10-K/A for the year ended December 31, 2003. This discussion contains forward-looking statements regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements, but are not limited to those factors more thoroughly disclosed in our Annual Report on Form 10-K/A.

RESTATEMENT

We have restated our consolidated balance sheets as of March 31, 2004 and December 31, 2003 previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 7, 2004 (the "Original Filing"). This Form 10-Q/A reflects the balance sheet effects of adjustments recorded to our 2001 consolidated financial statements resulting from the reaudit of our 2003, 2002 and 2001 consolidated financial statements performed this year (See Note 2). This Form 10-Q/A also includes a revision to the Original Filing for a restatement to Comprehensive Income for the quarter ended March 31, 2004 (See Note 2). Other than the revisions mentioned in the Explanatory Statement and Note 2, we have made no other material modifications to the Original Filing in this Form 10-Q/A.

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

HISTORICAL RESULTS OF OPERATIONS

                                                   THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------------------
                                                 2004                        2003
                                         --------------------        --------------------
                                                          (in thousands)
Revenue ...........................      $ 72,660       100.0%       $ 63,229       100.0%
Cost of services ..................        60,344        83.0%         51,387        81.3%
                                         --------       -----        --------       -----
Gross profit ......................        12,316        17.0%         11,842        18.7%

Selling, general and administrative
 expenses .........................         5,822         8.1%          6,305        10.0%
                                         --------       -----        --------       -----
Income from operations ............         6,494         8.9%          5,537         8.7%
                                         --------       -----        --------       -----
Other expense:
 Interest expense, net ............         5,169         7.1%          5,848         9.2%
 Other (income) expense, net ......          (118)       (0.2)%            29         0.0%
                                         --------       -----        --------       -----
   Total other expense, net .......         5,051         6.9%          5,877         9.2%
                                         --------       -----        --------       -----
Income (loss) before provision for
 income taxes .....................         1,443         2.0%           (340)       (0.5)%
Provision (benefit) for income
 taxes ............................           563         0.8%           (129)       (0.2)%
                                         --------       -----        --------       -----
Net income (loss) before
 cumulative effect of change in
 accounting for asset retirement
 obligations and preferred stock
 dividends ........................           880         1.2%           (211)       (0.3)%
Cumulative effect of change in
 accounting for asset retirement
 obligations, net of tax benefit ..            --         0.0%            476         0.8%
                                         --------       -----        --------       -----
Net income (loss) before preferred
 stock dividends ..................           880         1.2%           (687)       (1.1)%
                                                        =====                       =====
Preferred stock dividends .........         2,138                       1,975
                                         --------                    --------
Net (loss) applicable to common
 stock ............................      $ (1,258)                   $ (2,662)
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

WORKING CAPITAL

At March 31, 2004, we had working capital of approximately $14.1 million compared to approximately $20.5 million at December 31, 2003, a decrease of approximately $6.4 million. The decrease in working capital is principally due to an increase in accrued interest and a decrease in accounts receivable due to the seasonal nature of our business.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q/A, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer originally concluded in the initial filing of the Company's Form 10-Q on May 7, 2004, that the Company's disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) that is required to be included in our periodic filings under the Exchange Act. Subsequent to the initial filing of the Company's Form 10-K on March 30, 2004, the Company engaged PricewaterhouseCoopers (PWC) to re-audit the Company's financial statements for 2001. During the course of completing this re-audit certain adjustments were identified that resulted in the restatement of the Company's financial statements. Accordingly, the Chief Executive Officer and Chief Financial Officer have now concluded in the amended filing of the Company's Form 10-K, that the disclosure controls and procedures were ineffective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) that is required to be included in our periodic filings under the Exchange Act.

The Company has been advised by PWC that pursuant to the standards established by the Public Company Accounting Oversight Board, the control weaknesses related to our financial reporting processes constitutes a material weakness in our internal controls over financial reporting. This is due to the fact that the adjustments which resulted in the restatement of the financial statements were not identified by our existing control structure. The re-audit and these adjustments are more fully described in Note 2 to the condensed consolidated financial statements included elsewhere herein and primarily relate to purchase accounting and deferred income taxes. Since the original filing of the December 31, 2001 Form 10-K in March 2002, the Company has continued to review and enhance its financial reporting process. Management has taken several steps to correct the weaknesses in its internal controls over financial reporting, including:

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

    SYNAGRO TECHNOLOGIES, INC.

Date: October 20, 2004                  By: /s/ Robert C. Boucher, Jr.
                                            ------------------------------------
                                            Chief Executive Officer and Director

Date: October 20, 2004                  By: /s/ J. Paul Withrow
                                            ------------------------------------
                                            Chief Financial Officer and Director

                                 EXHIBIT INDEX

Exhibit No              Description

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