Form 10-Q/A
period 2004-06-30
SYNAGRO TECHNOLOGIES INC
filed 2004-10-20
CIK 895565

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

                                 Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                CLASS                      OUTSTANDING AT AUGUST 16, 2004
  ----------------------------------      --------------------------------
    Common stock, par value $.002                   19,775,821

EXPLANATORY STATEMENT

      This Amendment No. 1 (the "Amendment") on Form 10-Q/A restates our consolidated balance sheet as of June 30, 2004 and December 31, 2003 previously reported on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 16, 2004 (the "Original Filing"). This Amendment reflects the balance sheet effects of adjustments recorded to our 2003, 2002 and 2001 consolidated financial statements resulting from the reaudit of our 2001 consolidated financial statements performed this year (See Note 2). Other than the revisions mentioned in this Explanatory Statement and Note 2, we have made no other material modifications to the Original Filing in this Amendment.

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of June 30, 2004 (Unaudited),
   and December 31, 2003 (Derived from Audited Financial Statements)
   (restated)...........................................................       4

Condensed Consolidated Statements of Operations for the Three and Six
   Months Ended June 30, 2004 and 2003 (Unaudited)......................       5

Condensed Consolidated Statement of Stockholders' Equity for the Six
   Months Ended June 30, 2004 (Unaudited) (restated)....................       6

Condensed Consolidated Statements of Cash Flows for the Six Months
   Ended June 30, 2004 and 2003 (Unaudited).............................       7

Notes to Condensed Consolidated Financial Statements (Unaudited)........       8

Management's Discussion and Analysis of Financial Condition and Results
   of Operations........................................................      22

Item 3. Quantitative and Qualitative Disclosures About Market Risk......      28

Item 4.  Controls and Procedures........................................      29

PART II-OTHER INFORMATION...............................................      30

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (RESTATED)

                                                                 JUNE 30,     DECEMBER 31,
                                                                  2004           2003
                                                                ---------     ------------
                                                                               (DERIVED
                                                                              FROM AUDITED
                                                                               FINANCIAL
                                                               (UNAUDITED)    STATEMENTS)
                            ASSETS
Current Assets:
   Cash and cash equivalents..................................  $     180     $        206
   Restricted cash............................................      2,304            1,410
   Accounts receivable, net...................................     58,916           59,581
   Note receivable, current portion...........................        610              342
   Prepaid expenses and other current assets..................     14,197           10,840
                                                                ---------     ------------
      Total current assets....................................     76,207           72,379

Property, machinery & equipment, net..........................    220,006          213,697

Other Assets:
   Goodwill...................................................    171,521          171,051
   Restricted cash - construction fund........................      4,939           12,184
   Restricted cash - debt service fund........................      8,560            7,275
   Other, net.................................................     13,982           14,091
                                                                ---------     ------------
         Total assets.........................................  $ 495,215     $    490,677
                                                                =========     ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt.......................  $     937     $        955
   Current maturities of nonrecourse project revenue bonds....      2,570            2,570
   Current maturities of capital lease obligations............      2,964            2,678
   Accrued interest payable...................................      4,078            4,222
   Accounts payable and accrued expenses......................     46,968           41,437
                                                                ---------     ------------
      Total current liabilities...............................     57,517           51,862

Long-Term Debt:
   Long-term debt obligations, net............................    182,802          194,084
   Nonrecourse project revenue bonds, net.....................     62,314           62,301
   Capital lease obligations, net.............................     12,376           12,748
                                                                ---------     ------------
      Total long-term debt....................................    257,492          269,133
      Other long-term liabilities.............................     23,559           19,361
                                                                ---------     ------------
          Total liabilities...................................    338,568          340,356

Commitments and Contingencies

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share................     90,613           86,299

Stockholders' Equity:
   Preferred stock, $.002 par value, 10,000,000 shares
      authorized, none issued and outstanding..............            --               --
   Common stock, $.002 par value, 100,000,000 shares
      authorized, 19,775,821 and 19,775,821 shares issued
      and outstanding, respectively...........................         40               40
   Additional paid-in capital.................................     77,799           82,113
   Accumulated deficit........................................    (10,755)         (16,829)
   Accumulated other comprehensive loss.......................     (1,050)          (1,302)
                                                                ---------     ------------
      Total stockholders' equity..............................     66,034           64,022
                                                                ---------     ------------
Total liabilities and stockholders' equity....................  $ 495,215     $    490,677
                                                                =========     ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            JUNE 30,                            JUNE 30,
                                                                ------------------------------      ------------------------------
                                                                    2004              2003              2004              2003
                                                                ------------      ------------      ------------      ------------
Revenue......................................................   $     82,301      $     75,641      $    154,962      $    138,870
Cost of services.............................................         63,280            55,501           123,624           106,888
                                                                ------------      ------------      ------------      ------------
Gross profit.................................................         19,021            20,140            31,338            31,982

Selling, general and administrative expenses.................          5,699             5,926            11,521            12,230
                                                                ------------      ------------      ------------      ------------
   Income from operations....................................         13,322            14,214            19,817            19,752
Other (income) expense:
   Interest  expense, net....................................          5,582             6,208            10,751            12,055
   Other  income, net........................................           (774)              (42)             (892)              (11)
                                                                ------------      ------------      ------------      ------------
      Total other expense, net...............................          4,808             6,166             9,859            12,044
                                                                ------------      ------------      ------------      ------------
Income before provision for income taxes.....................          8,514             8,048             9,958             7,708
   Provision for income taxes................................          3,320             3,058             3,884             2,929
                                                                ------------      ------------      ------------      ------------

Net income before cumulative effect of change
   in accounting for asset retirement obligations and
   preferred stock dividends.................................          5,194             4,990             6,074             4,779
Cumulative effect of change in accounting for asset
   Retirement obligations, net of tax benefit of $292........             --                --                --               476
                                                                ------------      ------------      ------------      ------------
Net income before preferred stock dividends..................          5,194             4,990             6,074             4,303
Preferred stock dividends....................................          2,176             2,029             4,314             4,004
                                                                ------------      ------------      ------------      ------------
Net income applicable to common stock........................   $      3,018      $      2,961      $      1,760      $        299
                                                                ============      ============      ============      ============

Earnings per share:

Basic
   Earnings per share before cumulative effect of
      change in accounting for asset retirement obligations..   $       0.15      $       0.15      $       0.09      $       0.04
   Cumulative effect of change in accounting for asset
      retirement obligations.................................             --                --                --             (0.02)
                                                                ------------      ------------      ------------      ------------
   Earnings per share........................................   $       0.15      $       0.15      $       0.09      $       0.02
                                                                ============      ============      ============      ============

Diluted
   Earnings per share before preferred stock
      dividends and cumulative effect of change in
      accounting for asset retirement obligations............   $       0.09      $       0.09      $       0.09      $       0.04
   Cumulative effect of change in accounting for asset
      retirement obligations.................................             --                --                --             (0.02)
                                                                ------------      ------------      ------------      ------------
   Earnings per share........................................   $       0.09      $       0.09      $       0.09      $       0.02
                                                                ============      ============      ============      ============

Weighted average shares outstanding:
   Weighted average shares outstanding for basic
      earnings per share calculation.........................     19,775,821        19,775,821        19,775,821        19,775,821
   Effect of dilutive stock options..........................        679,672           171,761                --                --
   Effect of convertible preferred stock under the
      "if converted" method..................................     37,976,978        35,049,792                --                --
                                                                ------------      ------------      ------------      ------------
   Weighted average shares outstanding for diluted
      earnings per share.....................................     58,432,471        54,997,374        19,775,821        19,775,821
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

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                         ACCUMULATED
                                        COMMON STOCK        ADDITIONAL   (RESTATED)         OTHER                    COMPREHENSIVE
                                   ----------------------    PAID-IN     ACCUMULATED    COMPREHENSIVE   (RESTATED)      INCOME
                                      SHARES      AMOUNT     CAPITAL      DEFICIT       INCOME (LOSS)      TOTAL     (SEE NOTE 2)
                                   -----------    -------   ----------   -----------    -------------   ----------   -------------
BALANCE, January 1, 2004..........  19,775,821    $    40   $   82,113   $   (16,829)   $      (1,302)  $   64,022   $          --
 Change in comprehensive income...          --         --           --            --              252          252             252
 Preferred stock dividends........                              (4,314)                                     (4,314)
 Net income before preferred
    stock dividends...............          --         --           --         6,074               --        6,074           6,074
                                   -----------    -------   ----------   -----------    -------------   ----------   -------------
BALANCE, June 30, 2004............  19,775,821    $    40   $   77,799   $   (10,755)   $      (1,050)  $   66,034   $       6,326
                                   ===========    =======   ==========   ===========    =============   ===========  =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                       2004             2003
                                                                     --------         --------
Cash flows from operating activities:
   Net income applicable to common stock.........................    $  1,760         $    299
   Adjustments to reconcile net income applicable to common
      stock to net cash provided by operating activities:
        Preferred stock dividends................................       4,314            4,004
        Cumulative effect of change in accounting for
           asset retirement obligations..........................          --              476
        Depreciation and amortization............................       9,490            8,425
        Amortization of debt financing costs.....................         615              517
        Provision for deferred income taxes......................       3,806            2,870
        Gain on sale of property, machinery and equipment........        (892)             (95)
      (Increase) decrease in the following, net:
           Accounts receivable...................................         665           (6,303)
           Prepaid expenses and other current assets ............        (187)            (860)
      Increase (decrease) in the following, net:
           Accrued interest payable..............................        (144)             215
           Accounts payable and accrued expenses
              and other long-term liabilities....................         396           (4,179)
                                                                     --------         --------
   Net cash provided by operating activities.....................      19,823            5,369
                                                                     --------         --------
Cash flows from investing activities:
      Purchase of businesses.....................................        (470)          (4,418)
      Purchases of property, machinery and equipment ............      (7,563)          (7,932)
      Proceeds from sale of property, machinery and equipment....       1,672           14,103
      Facility construction funded by restricted cash ...........      (7,240)              --
      Decrease in restricted cash for facility construction .....       7,240              461
      Increase in other restricted cash accounts.................      (2,174)            (243)
      Other......................................................        (269)            (169)
                                                                     --------         --------
Net cash (used) provided by investing activities.................      (8,804)           1,802
                                                                     --------         --------
Cash flows from financing activities:
      Payments of debt...........................................     (12,869)          (6,478)
      Net increase in bank revolver borrowings...................       2,000               --
      Debt issuance costs........................................        (176)            (774)
                                                                     --------         --------
Net cash used in financing activities............................     (11,045)          (7,252)
                                                                     --------         --------
Net decrease in cash and cash equivalents........................         (26)             (81)
Cash and cash equivalents, beginning of period...................         206              239
                                                                     --------         --------
Cash and cash equivalents, end of period.........................    $    180         $    158
                                                                     ========         ========
Supplemental Cash Flow Information
     Interest paid during the period.............................    $  9,119         $  8,931
     Taxes paid during the period................................    $    355         $    154

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

Had the Company elected to apply SFAS No. 123, the Company's net income (loss) and income (loss) per diluted share would have approximated the pro forma amounts indicated below (in thousands):

                                                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------     -------------------------
                                                              2004           2003            2004           2003
                                                           ----------    -------------     ---------    ------------
Net income applicable to common stock, as reported..       $    3,018    $       2,961     $   1,760    $        299
Less:  Compensation expense per SFAS No. 123,
  net of tax........................................       $      289    $         368     $     554    $        732
                                                           ----------    -------------     ---------    ------------
Pro forma after effect of SFAS No. 123..............       $    2,729    $       2,593     $   1,206    $       (433)
                                                           ==========    =============     =========    ======---===
Diluted income per share, as reported...............       $     0.09    $        0.09     $    0.09    $       0.02
Pro forma after effect of SFAS No. 123..............       $     0.08    $        0.08     $    0.06    $      (0.02)

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

      The Company's financial statements for the year ended December 31, 2001, were audited by Arthur Andersen LLP, who issued an unqualified opinion on the Company's 2001 financial statements. Since Arthur Andersen has ceased operations, they were no longer available to audit the revised reporting of the preferred stock dividends and re-issue their audit report. As the Company was unable to have the adjustments pertaining to its 2001 financial statements audited by the Original Filing deadline, the Arthur Andersen unqualified opinion was removed and the 2001 financial statements and related note disclosures were labeled unaudited. The Company's current auditors have subsequently performed a reaudit of the financial statements for 2001.

      In the course of completing the reaudit, certain adjustments were recorded to the consolidated financial statements for the years ended December 31, 2003, 2002 and 2001. The adjustments are explained in detail in the Company's Form 10-K/A Amendment No. 1 which has been filed with the Securities and Exchange Commission. There is no impact to the accompanying condensed consolidated statements of operations or statements of cash flows. The net effect of the adjustments recorded related to the 2003, 2002 and 2001 consolidated financial statements, which have been recorded in the accompanying condensed consolidated balance sheet and statement of stockholders' equity, is as follows:

                                                            AS OF JUNE 30,             AS OF DECEMBER 31,
                                                                 2004                         2003
                                                      AS REPORTED    AS RESTATED    AS REPORTED   AS RESTATED
                                                      -----------    -----------    -----------   -----------
                                                                           (IN THOUSANDS)
Selected consolidated balance sheet data:
  Goodwill..........................................  $   172,868    $   171,521    $   172,398   $   171,051
  Total assets......................................      496,562        495,215        492,024       490,677
  Accounts payable and accrued expenses.............       48,788         46,968         43,257        41,437
  Total current liabilities.........................       59,337         57,517         53,682        51,862
  Other long-term liabilities.......................       21,734         23,559         17,536        19,361
  Total liabilities.................................      338,563        338,568        340,351       340,356
  Accumulated deficit...............................       (9,403)       (10,755)       (15,477)      (16,829)
  Total stockholders' equity........................       67,386         66,034         65,374        64,022
  Total liabilities and stockholders' equity........  $   496,562    $   495,215    $   492,024   $   490,677

RESTATEMENT OF COMPREHENSIVE INCOME

In the Company's financial statements filed prior to June 30, 2004, the Company deducted preferred stock dividends from its calculation of comprehensive income. The Company has determined that preferred stock dividends should not be included in the Company's calculation of its comprehensive income. Therefore, the Company has restated its financial statements for the three months ended March 31, 2004 on Form 10-Q/A and for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 on Form 10-K/A filed with the Securities and Exchange Commission to exclude preferred stock dividends from comprehensive income. This restatement also had no effect on the Company's condensed consolidated balance sheets, statements of operations or statements of cash flows.

(3) ACQUISITIONS

In May 2003, the Company purchased Aspen Resources, Inc. ("Aspen"). The purchase of Aspen provides the Company with added expertise in the management of pulp and paper organic residuals. The allocation of purchase price resulted in approximately $3.4 million of goodwill. The assets acquired and liabilities assumed relating to the acquisition are summarized below (in thousands):

Cash paid, including transaction costs, net of cash
acquired...........................................    $     4,093
Note payable to seller.............................            500
Less:  Net assets acquired.........................         (1,182)
                                                       -----------
Goodwill...........................................    $     3,411
                                                       ===========

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

(5) REDEEMABLE PREFERRED STOCK

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

(6) STOCKHOLDERS' RIGHTS PLAN

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

(7) DEBT

Long-term debt obligations consist of the following:

                                                JUNE 30,     DECEMBER 31,
                                                  2004          2003
                                               ---------      ---------
                                                    (IN THOUSANDS)
Senior credit facility -
          Revolving line of credit........     $   2,000      $      --
          Term loans......................        32,840         44,274
Subordinated debt.........................       150,000        150,000
Fair value adjustment of subordinated debt
   as a result of interest rate swaps.....        (2,508)          (755)
Notes payable to sellers of acquired
   businesses.............................         1,394          1,500
Other notes payable.......................            13             20
                                               ---------      ---------
          Total debt......................     $ 183,739      $ 195,039
Less: Current maturities..................          (937)          (955)
                                               ---------      ---------
          Long-term debt, net of current
            maturities....................     $ 182,802      $ 194,084
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

The current loan commitments under the Senior Credit Agreement are as follows:

      (i)Revolving Loan up to $95 million outstanding at any one time;

      (ii)Term B Loans (which, once repaid, may not be reborrowed) of $70 million; and

      (iii)Letters of Credit up to $50 million as a subset of the Revolving Loan. At June 30, 2004, the Company had approximately $32.9 million of Letters of Credit outstanding.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                   REVOLVING      TERM
     PERIOD ENDING DECEMBER 31,      LOAN        LOANS
-------------------------------    ---------    ------
2002...........................           --      0.25%
2003...........................           --      1.00%
2004...........................           --      1.00%
2005...........................           --      1.00%
2006...........................           --      1.00%
2007...........................       100.00%     1.00%
2008...........................           --     94.75%
                                   ---------    ------
                                      100.00%   100.00%
                                   =========    ======

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of June 30, 2004. The Senior Credit Agreement is collateralized by substantially all of the Company's assets and those of it subsidiaries and expires on December 31, 2008. As of June 30, 2004, the Company had approximately $60.1 million of unused borrowings under the Senior Credit Agreement, of which approximately $44.4 million is available for borrowing based on the ratio limitations included in the Senior Credit Agreement. On March 9, 2004, the Company amended its Senior Credit Agreement to, among other things, exclude certain charges from its financial covenant calculations, to clarify certain defined terms, to increase the amount of indebtedness permitted under its total leverage ratio, and to reset capital and operating lease limitations.

SENIOR SUBORDINATED NOTES

In April 2002, the Company issued $150 million aggregate in principal amount of its 9 1/2 percent Senior Subordinated Notes due on April 1, 2009 (the "Notes"). The Notes are unsecured senior indebtedness and are guaranteed by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries (the "Guarantors"). As of June 30, 2004, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (see Note 11), were Guarantors of the Notes. Interest on the Notes accrues from April 17, 2002, and is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2002. On or after April 1, 2006, the Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on April 1 of the years indicated below:

       YEARS                 LOAN
------------------          -------
2006..................      104.750%
2007..................      102.375%
2008 and thereafter...      100.000%

At any time prior to April 1, 2005, the Company may redeem up to 35 percent of the original aggregate principal amount of the Notes at a premium of 9-1/2 percent with the net cash of public offerings of equity, provided that at least 65 percent of the original aggregate principal amount of the Notes remains outstanding after the redemption. Upon the occurrence of specified change of control events, unless the Company has exercised its option to redeem all the Notes as described above, each holder will have the right to require the Company to repurchase all or a portion of such holder's Notes at a purchase price in cash equal to 101 percent of the aggregate principal amount of the Notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the Notes repurchased, to the applicable date of purchase. The Notes were issued under an indenture, dated as of April 17, 2002, among the Company, the Guarantors and Wells Fargo Bank Minnesota, National Association, as trustee (the "Indenture"). The Indenture limits the ability of the Company and the restricted subsidiaries to, among other things, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of certain of its subsidiaries to pay dividends or other payments to the Company, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

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

(8) NONRECOURSE PROJECT REVENUE BONDS

                                                                       JUNE 30,     DECEMBER 31,
                                                                         2004          2003
                                                                       --------      --------
                                                                           (IN THOUSANDS)
Maryland Energy Financing Administration Limited
  Obligation Solid Waste Disposal Revenue Bonds, 1996 series --
     Revenue bonds due 2001 to 2005 at stated interest rates of
       5.4% to 5.85%................................................   $  5,280      $  5,280
     Term revenue bond due 2010 at stated interest rate of 6.30%....     16,295        16,295
     Term revenue bond due 2016 at stated interest rate of 6.45%....     22,360        22,360
                                                                       --------      --------
                                                                         43,935        43,935
California Pollution Control Financing Authority Solid Waste
  Revenue Bonds --
     Series 2002A -- Revenue bonds due 2008 to 2024 at stated
       interest rates of 4.375% to 5.50%............................     19,741        19,741
     Series 2002B -- Revenue bonds due 2006 at stated interest
       rate of 4.25%, net of discount...............................      1,208         1,195
                                                                       --------      --------
                                                                         20,949        20,936
                                                                       --------      --------
Total nonrecourse project revenue bonds.............................     64,884        64,871
     Less:  Current maturities .....................................     (2,570)       (2,570)
                                                                       --------      --------
     Nonrecourse project revenue bonds, net of current
        maturities..................................................   $ 62,314      $ 62,301
                                                                       ========      ========
Amounts recorded in other assets as restricted cash - debt
     service fund ..................................................   $  8,560      $  7,275
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

(9) COMMITMENTS AND CONTINGENCIES

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

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                         ----------------------------     -----------------------------
                                                            2004             2003             2004             2003
                                                         -----------     ------------     ------------     ------------
                                                                           (in thousands except share data)
Net income applicable to common stock:

Net income before cumulative effect of change in
   accounting for asset retirement obligations
   and preferred stock dividends.....................   $      5,194     $      4,990     $      6,074     $      4,779
Cumulative effect of change in accounting for
   asset retirement obligations, net of tax benefit
   of $292...........................................             --               --               --              476
                                                        ------------     ------------     ------------     ------------
Net income before preferred stock dividends..........          5,194            4,990            6,074            4,303
Preferred stock dividends............................          2,176            2,029            4,314            4,004
                                                        ------------     ------------     ------------     ------------
Net income applicable to common stock................   $      3,018     $      2,961     $      1,760     $        299
                                                        ============     ============     ============     ============

Earnings per share:

Basic
   Earnings per share before cumulative effect of
      change in accounting for asset retirement
      obligations....................................   $       0.15     $       0.15     $       0.09     $       0.04
   Cumulative effect of change in accounting for
      asset retirement obligations...................             --               --               --            (0.02)
                                                        ------------     ------------     ------------     ------------
   Earnings per share................................   $       0.15     $       0.15     $       0.09     $       0.02
                                                        ============     ============     ============     ============

Weighted average shares outstanding for basic
      earnings per share calculation.................     19,775,821       19,775,821       19,775,821       19,775,821

Diluted
   Earnings per share before preferred stock
      dividends and cumulative effect of change in
      accounting for asset retirement obligations....   $       0.09     $       0.09     $       0.09     $       0.04
   Cumulative effect of change in accounting for
      asset retirement obligations...................             --               --               --            (0.02)
                                                        ------------     ------------     ------------     ------------
   Earnings per share................................   $       0.09     $       0.09     $       0.09     $       0.02
                                                        ============     ============     ============     ============

Weighted average shares outstanding for basic
   earnings per share................................     19,775,821       19,775,821       19,775,821       19,775,821

Effect of dilutive stock options.....................        679,672          171,761               --               --
Effect of convertible preferred stock under the "if
   converted" method.................................     37,976,978       35,049,792               --               --
                                                        ------------     ------------     ------------     ------------
Weighted average shares outstanding for diluted
   earnings per share................................     58,432,471       54,997,374       19,775,821       19,775,821
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

(11) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 8, as of June 30, 2004, all of the Company's subsidiaries, except the subsidiaries formed to own and operate the Sacramento biosolids processing facility, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (the "Non-Guarantor Subsidiaries"), are Guarantors of the Notes. Each of the Guarantors is ultimately wholly owned by the parent company and the guarantees are unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following consolidating balance sheets as of June 30, 2004, and December 31, 2003, have been provided. The parent company has no independent assets or operations. In addition, the Non-Guarantor Subsidiaries had no operations and cash flows from December 31, 2003, through June 30, 2004 because the construction of the facility is still in progress. Accordingly, no consolidating statements of operations or cash flows have been provided.

                          CONSOLIDATING BALANCE SHEETS
                               AS OF JUNE 30, 2004
                             (DOLLARS IN THOUSANDS)
                                   (RESTATED)

                                                                                     NON-
                                                                     GUARANTOR    GUARANTOR
                                                          PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                          ------   ------------  ------------  ------------  ------------
                   ASSETS
Current Assets:
  Cash and cash equivalents..........................   $      84    $      45     $      51     $      --    $     180
  Restricted cash....................................          --        2,304            --            --        2,304
  Accounts receivable, net...........................          --       58,916            --            --       58,916
  Note receivable, current portion...................          --          610            --            --          610
  Prepaid expenses and other current assets..........          --       14,197            --            --       14,197
                                                        ---------    ---------     ---------     ---------    ---------
          Total current assets.......................          84       76,072            51            --       76,207
Property, machinery & equipment, net.................          --      206,448        13,558            --      220,006
Other Assets:
  Goodwill...........................................          --      171,521            --            --      171,521
  Investments in subsidiaries........................      77,889           --            --       (77,889)          --
  Restricted cash - construction fund................          --           --         4,939            --        4,939
  Restricted cash - debt service fund................          --        6,846         1,714            --        8,560
  Other, net.........................................       6,198        4,812         2,972            --       13,982
                                                        ---------    ---------     ---------     ---------    ---------
          Total assets...............................   $  84,171    $ 465,699     $  23,234     $ (77,889)   $ 495,215
                                                        =========    =========     =========     =========    =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt...............   $     334    $     603     $      --     $      --    $     937
  Current maturities of nonrecourse project
      revenue bonds..................................          --        2,570            --            --        2,570
  Current maturities of capital lease obligations....          --        2,964            --            --        2,964
  Accrued interest payable...........................       4,078           --            --            --        4,078
  Accounts payable and accrued expenses..............          --       45,968         1,000            --       46,968
                                                        ---------    ---------     ---------     ---------    ---------
          Total current liabilities..................       4,412       52,105         1,000            --       57,517

Long-Term Debt:
  Long-term debt obligations, net....................     181,996          806            --            --      182,802
  Nonrecourse project revenue bonds, net.............          --       41,365        20,949            --       62,314
  Intercompany.......................................    (260,149)     260,149            --            --           --
  Capital lease obligations, net.....................          --       12,376            --            --       12,376
                                                        ---------    ---------     ---------     ---------    ---------
     Total long-term debt............................     (78,153)     314,696        20,949            --      257,492
     Other long-term liabilities.....................       1,265       22,294            --            --       23,559
                                                        ---------    ---------     ---------     ---------    ---------

          Total liabilities..........................     (72,476)     389,095        21,949            --      338,568

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share.....................      90,613           --            --            --       90,613
Stockholders' Equity:
  Capital............................................      77,839       37,804         1,285       (39,089)      77,839
  Accumulated deficit................................     (10,755)      38,800            --       (38,800)     (10,755)
  Accumulated other comprehensive loss...............      (1,050)          --            --            --       (1,050)
                                                        ---------    ---------     ---------     ---------    ---------
          Total stockholders' equity.................      66,034       76,604         1,285       (77,889)      66,034
                                                        ---------    ---------     ---------     ---------    ---------
Total liabilities and stockholders' equity...........   $  84,171    $ 465,699     $  23,234     $ (77,889)   $ 495,215
                                                        =========    =========     =========     =========    =========

                          CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)
                                   (RESTATED)

                                                                                      NON-
                                                                   GUARANTOR       GUARANTOR
                                                       PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                       ------     ------------    ------------   ------------     ------------
                  ASSETS
Current Assets:
  Cash and cash equivalents.......................   $       91    $      64        $     51       $      --        $     206
  Restricted cash.................................           --        1,410              --              --            1,410
  Accounts receivable, net........................           --       59,581              --              --           59,581
  Note receivable, current portion................           --          342              --              --              342
  Prepaid expenses and other current assets.......           --       10,840              --              --           10,840
                                                     ----------    ---------        --------       ---------        ---------
          Total current assets....................           91       72,237              51              --           72,379
Property, machinery & equipment, net..............           --      207,833           5,864              --          213,697
Other Assets:
  Goodwill........................................           --      171,051              --              --          171,051
  Investments in subsidiaries.....................       75,199           --              --         (75,199)              --
  Restricted cash - construction fund.............           --           --          12,184              --           12,184
  Restricted cash - debt service fund.............           --        5,561           1,714              --            7,275
  Other, net......................................        6,217        4,902           2,972              --           14,091
                                                     ----------    ---------        --------       ---------        ---------
          Total assets............................   $   81,507    $ 461,584        $ 22,785       $ (75,199)       $ 490,677
                                                     ==========    =========        ========       =========        =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt...............   $      955    $      --        $     --       $      --        $     955
  Current portion of nonrecourse project
      revenue bonds...............................           --        2,570              --              --            2,570
  Current portion of capital lease obligations....           --        2,678              --              --            2,678
  Accrued interest payable........................        4,222           --              --              --            4,222
  Accounts payable and accrued expenses...........           --       40,873             564              --           41,437
                                                     ----------    ---------        --------       ---------        ---------
          Total current liabilities...............        5,177       46,121             564              --           51,862
Long-Term Debt:
  Long-term debt obligations, net.................      194,084           --              --              --          194,084
  Nonrecourse project revenue bonds, net..........           --       41,365          20,936              --           62,301
  Intercompany....................................     (271,655)     271,655              --              --               --
  Capital lease obligations, net..................           --       12,748              --              --           12,748
                                                     ----------    ---------        --------       ---------        ---------
     Total long-term debt.........................      (77,571)     325,768          20,936              --          269,133
Other long-term liabilities.......................        3,580       15,781              --              --           19,361
                                                     ----------    ---------        --------       ---------        ---------
          Total liabilities.......................      (68,814)     387,670          21,500              --          340,356

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share..................       86,299           --              --              --           86,299
Stockholders' Equity:
  Capital.........................................       82,153       37,804           1,285         (39,089)          82,153
  Accumulated deficit.............................      (16,829)      36,110              --         (36,110)         (16,829)
  Accumulated other comprehensive loss............       (1,302)          --              --              --           (1,302)
                                                     ----------    ---------        --------       ---------        ---------
          Total stockholders' equity..............       64,022       73,914           1,285         (75,199)          64,022
                                                     ----------    ---------        --------       ---------        ---------
Total liabilities and stockholders' equity........   $   81,507    $ 461,584        $ 22,785       $ (75,199)       $ 490,677
                                                     ==========    =========        ========       =========        =========

(12) LEASE TRANSACTIONS

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

RESTATEMENT

We have restated our consolidated balance sheets as of June 30, 2004 and December 31, 2003 previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 16, 2004 (the "Original Filing"). This Form 10-Q/A reflects the balance sheet effects of adjustments recorded to our 2003, 2002 and 2001 consolidated financial statements resulting from the reaudit of our 2001 consolidated financial statements performed this year (See Note 2). Other than the revisions mentioned in the Explanatory Statement and Note 2, we have made no other material modifications to the Original Filing in this Form 10-Q/A.

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

Contract revenues are generated primarily from land application, collection and transportation services, dewatering, incineration, composting, drying and pelletization services and facility operations and maintenance services, and are typically performed under a contract with terms ranging from 1 to 25 years. Contract revenues accounted for approximately 84 percent and 83 percent of total revenues in the six month periods ended June 30, 2004 and 2003, respectively, and 85 percent and 82 percent in the three months periods ended June 30, 2004 and 2003, respectively.

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

HISTORICAL RESULTS OF OPERATIONS

                                           THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                    -----------------------------------------  ---------------------------------------
                                           2004                 2003                  2004                 2003
                                    ------------------   ------------------    ------------------   ------------------
Revenue..........................   $  82,301    100.0%  $  75,641    100.0%   $ 154,962    100.0%  $ 138,870    100.0%
Cost of services.................      63,280     76.9%     55,501     73.4%     123,624     79.8%    106,888     77.0%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
Gross profit.....................      19,021     23.1%     20,140     26.6%      31,338     20.2%     31,982     23.0%
Selling, general and
  administrative expenses........       5,699      6.9%      5,926      7.8%      11,521      7.4%     12,230      8.8%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
  Income from operations.........      13,322     16.2%     14,214     18.8%      19,817     12.8%     19,752     14.2%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
Other (income) expense:
  Other income, net..............        (774)    (0.9)%       (42)     0.0%        (892)    (0.5)%       (11)     0.0%
  Interest expense, net..........       5,582      6.8%      6,208      8.2%      10,751      6.9%     12,055      8.7%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
    Total other expense, net.....       4,808      5.9%      6,166      8.2%       9,859      6.4%     12,044      8.7%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
Income before provision for
    income taxes.................       8,514     10.3%      8,048     10.6%       9,958      6.4%      7,708      5.5%
  Provision for income taxes.....       3,320      4.0%      3,058      4.0%       3,884      2.5%      2,929      2.1%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
Net income before
  cumulative effect of
  change in accounting for
  asset retirement obligations
  and preferred stock
  dividends......................       5,194      6.3%      4,990      6.6%       6,074      3.9%      4,779      3.4%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
Cumulative effect of change
  in accounting for asset
  retirement obligations, net
  of tax benefit of $292.........          --      0.0%         --      0.0%          --      0.0%        476      0.3%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
Net income before preferred
   stock dividends...............       5,194      6.3%      4,990      6.6%       6,074      3.9%      4,303      3.1%
                                    ---------    =====   ---------    =====    ---------    =====   ---------    =====
Preferred stock dividends........       2,176                2,029                 4,314                4,004
                                    ---------            ---------             ---------            ---------
Net income applicable to
  common stock...................   $   3,018            $   2,961             $   1,760            $     299
                                    =========            =========             =========            =========

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

Selling, general and administrative expenses for the three months ended June 30, 2004 were approximately $5.7 million compared to approximately $5.9 million for the three months ended June 30, 2003, a decrease of $0.2 million or 3.8 percent. Selling, general and administrative expenses as a percentage of revenues decreased to 6.9 percent in the second quarter of 2004 from 7.8 percent in the second quarter of 2003. The decrease as a percentage of revenues relates to the leverage of certain fixed administrative costs and a reduction in expenses attributed to cost reduction initiatives put in place in the fourth quarter of 2003.

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

For the three months ended June 30, 2004, we recorded a provision for income taxes of approximately $3.3 million compared to $3.1 million for the three months ended June 30, 2003. Our effective tax rate was approximately 39 percent in the second quarter of 2004 compared to 38 percent in the second quarter of 2003. The increase in the effective tax rate is primarily due to the increase in state income taxes. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset future taxable income.

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

CAPITAL EXPENDITURE REQUIREMENTS

Capital expenditures for the six months ended June 30, 2004, totaled approximately $14.8 million (which included approximately $7.2 million to fund construction of the Sacramento biosolids processing facility) compared to approximately $7.9 million in the same period of 2003. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments, and growth. We expect our capital expenditures for 2004 to be approximately $28 million to $30 million, which should include approximately $13.0 million related to the construction of the Sacramento biosolids processing facility. Capital expenditures related to the construction of the Sacramento biosolids processing facility are primarily funded by restricted cash (See Note
8).

DEBT SERVICE REQUIREMENTS

In May 2003, we incurred indebtedness of $0.5 million in connection with the Aspen Resources acquisition. The note payable to the former owners is due monthly at an annual interest rate of five percent beginning May 2004.

In May 2002, we entered into an amended and restated $150 million Senior Credit Agreement that provides for a $70 million funded term loan and up to a $50 million revolver, with the ability to increase the total commitment to $150 million. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the private placement of our 9 -1/2 percent Senior Subordinated Notes due 2009. This credit facility is secured by substantially all of our assets and those of our subsidiaries (other than assets securing nonrecourse debt) and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and sale of assets. The Senior Credit Agreement contains standard covenants, including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. During May 2003, we amended our Senior Credit Agreement to increase the revolving loan commitment to approximately $95 million. Requirements for mandatory debt payments from excess cash flows, as defined, are unchanged in the new credit facility. On March 9, 2004, we further amended our Senior Credit Agreement to, among other things, exclude certain charges from its financial covenant calculations, to clarify certain defined terms, to increase the amount of indebtedness permitted under its total leverage ratio, and to reset capital and operating lease limitations.

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

WORKING CAPITAL

At June 30, 2004, we had working capital of approximately $18.7 million compared to approximately $20.5 million at December 31, 2003, a decrease of approximately $1.8 million. The decrease in working capital is principally due to the increase in accounts payable and accrued expenses offset by a reduction in accounts receivable due to the seasonal increase in activity.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q/A, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer originally concluded in the initial filing of the Company's Form 10-Q on August 16, 2004, that the Company's disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) that is required to be included in our periodic filings under the Exchange Act. Subsequent to the initial filing of the Company's Form 10-K on March 30, 2004, the Company engaged PricewaterhouseCoopers (PWC) to re-audit the Company's financial statements for 2001. During the course of completing this re-audit certain adjustments were identified that resulted in the restatement of the Company's financial statements. Accordingly, the Chief Executive Officer and Chief Financial Officer have now concluded in the amended filing of the Company's Form 10-K, that the disclosure controls and procedures were ineffective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) that is required to be included in our periodic filings under the Exchange Act.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found under the "Litigation" section of Note (9), "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.

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