Form 10-Q
period 2004-09-30
SYNAGRO TECHNOLOGIES INC
filed 2004-11-05
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004      Commission File Number
                                                               0-21054

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                  CLASS                   OUTSTANDING AT NOVEMBER 5, 2004
   ---------------------------------      -------------------------------
   Common stock, par value $.002                    19,775,821

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

                                                                                                                      PAGE
                                                                                                                      ----
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited),
  and December 31, 2003 (Derived From Audited Financial Statements)................................................     3

Condensed Consolidated Statements of Operations for the
  Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)..............................................     4

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)...............................................     5

Condensed Consolidated Statements of Cash Flows for the
  Nine Months Ended September 30, 2004 and 2003 (Unaudited)........................................................     6

Notes to Condensed Consolidated Financial Statements...............................................................     7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations..............................................................................    20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................    26

Item 4.  Controls and Procedures...................................................................................    26

PART II - OTHER INFORMATION........................................................................................    27

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                    2004                 2003
                                                                -------------        ------------
                                                                                       (DERIVED
                                                                                     FROM AUDITED
                                                                                       FINANCIAL
                                                                  (UNAUDITED)         STATEMENTS)
                           ASSETS

Current Assets:
   Cash and cash equivalents.................................   $        335         $        206
   Restricted cash...........................................            999                1,410
   Accounts receivable, net..................................         65,628               59,581
   Note receivable, current portion..........................            604                  342
   Cost and estimated earnings in excess of billings.........          6,766                  864
   Prepaid expenses and other current assets.................         10,057                9,976
                                                                ------------         ------------
      Total current assets...................................         84,389               72,379

Property, machinery & equipment, net.........................        225,765              213,697

Other Assets:
   Goodwill..................................................        171,855              171,051
   Restricted cash - construction fund.......................          3,483               12,184
   Restricted cash - debt service fund.......................          9,203                7,275
   Other, net................................................         14,112               14,091
                                                                ------------         ------------
Total assets.................................................   $    508,807         $    490,677
                                                                ============         ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short term debt...........................................   $      4,000         $         --
   Current portion of long-term debt.........................            889                  955
   Current portion of nonrecourse project revenue bonds......          2,570                2,570
   Current portion of capital lease obligations..............          3,002                2,678
   Accrued interest payable..................................          8,631                4,222
   Accounts payable and accrued expenses.....................         48,632               41,437
                                                                ------------         ------------
      Total current liabilities..............................         67,724               51,862

Long-Term Debt:
   Long-term debt obligations, net...........................        181,327              194,084
   Nonrecourse project revenue bonds, net....................         62,321               62,301
   Capital lease obligations, net............................         11,602               12,748
                                                                ------------         ------------
      Total long-term debt...................................        255,250              269,133
Other long-term liabilities..................................         24,511               19,361
                                                               -------------         ------------

Total liabilities............................................        347,485              340,356

Commitments and Contingencies

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share...............         92,850               86,299

Stockholders' equity:
   Preferred stock, $.002 par value, 10,000,000 shares
      authorized, none issued and outstanding................             --                   --

   Common stock, $.002 par value, 100,000,000 shares
      authorized, 19,775,821 shares issued and outstanding...             40                   40
   Additional paid-in capital................................         75,562               82,113
   Accumulated deficit.......................................         (6,206)             (16,829)
   Accumulated other comprehensive loss......................           (924)              (1,302)
                                                                ------------         ------------
      Total stockholders' equity.............................         68,472               64,022
                                                                ------------         ------------
Total liabilities and stockholders' equity...................   $    508,807         $    490,677
                                                                ============         ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                            ------------------------------        -------------------------------
                                                               2004               2003                2004               2003
                                                            -----------        -----------        ------------       ------------
Revenue...................................................  $    86,294        $    79,634        $    241,255       $    218,503
Cost of services..........................................       66,636             60,974             190,260            167,862
                                                            -----------        -----------        ------------       ------------
Gross profit..............................................       19,658             18,660              50,995             50,641

Selling, general and administrative expenses..............        6,128              6,044              17,649             18,274
Special charge............................................          320                 --                 320                 --
                                                            -----------        -----------        ------------       ------------
   Income from operations.................................       13,210             12,616              33,026             32,367
Other expense:
   Interest expense, net..................................        5,677              5,566              16,428             17,622
   Other (income) expense, net............................           76                 92                (816)                78
                                                            -----------        -----------        ------------       ------------
      Total other expense, net............................        5,753              5,658              15,612             17,700
                                                            -----------        -----------        ------------       ------------
Income before provision for income taxes..................        7,457              6,958              17,414             14,667
   Provision for income taxes.............................        2,908              2,644               6,791              5,574
                                                            -----------        -----------        ------------       ------------
Net income before cumulative effect of change
   in accounting for asset retirement obligations and
   preferred stock dividends..............................        4,549              4,314              10,623              9,093
Cumulative effect of change in accounting for asset
   retirement obligations, net of tax benefit of $292.....           --                 --                  --                476
                                                            -----------        -----------        ------------       ------------
Net income before preferred stock dividends...............        4,549              4,314              10,623              8,617
Preferred stock dividends.................................        2,237              2,084               6,551              6,088
                                                            -----------        -----------        ------------       ------------
Net income applicable to common stock.....................  $     2,312        $     2,230        $      4,072       $      2,529
                                                            ===========        ===========        ============       ============

Earnings per share:

Basic
   Earnings per share before cumulative effect of
      change in accounting for asset retirement
obligations...............................................  $      0.12        $      0.11        $        0.21      $        0.15
   Cumulative effect of change in accounting for asset
      retirement obligations..............................           --                 --                   --              (0.02)
                                                            -----------        -----------        -------------      -------------
   Net earnings per share.................................  $      0.12        $      0.11        $        0.21      $        0.13
                                                            ===========        ===========        =============      =============

Diluted
   Earnings per share before preferred stock
      dividends and cumulative effect of change in
      accounting for asset retirement obligations.........  $      0.08        $      0.08        $        0.18      $        0.15
   Cumulative effect of change in accounting for asset
      retirement obligations..............................           --                 --                   --              (0.02)
                                                            -----------        -----------        -------------      -------------
   Net earnings per share.................................  $      0.08        $      0.08        $        0.18      $        0.13
                                                            ===========        ===========        =============      =============

Weighted average shares:

   Weighted average shares outstanding for basic
     earnings per share calculation.......................   19,775,821         19,775,821           19,775,821        19,775,821
   Effect of dilutive stock options.......................      515,777             52,954              478,547                --
   Effect of convertible preferred stock under the
      "if converted" method...............................   38,741,956         35,755,808           37,982,012                --
                                                            -----------        -----------        -------------      ------------
   Weighted average shares outstanding for diluted
      earnings per share..................................   59,033,554         55,584,583           58,236,380        19,775,821
                                                            ===========        ===========        =============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                           ACCUMULATED
                                                           ADDITIONAL                        OTHER
                                       COMMON STOCK         PAID-IN       ACCUMULATED     COMPREHENSIVE                COMPREHENSIVE
                                     SHARES     AMOUNT      CAPITAL         DEFICIT       INCOME (LOSS)       TOTAL       INCOME
                                   ----------  --------   ------------    -------------   --------------   -----------    --------
BALANCE, December 31, 2003.....    19,775,821  $     40   $     82,113    $    (16,829)    $    (1,302)    $    64,022    $     --
   Change in comprehensive
     income....................            --        --             --              --             378             378         378
   Preferred stock dividend....            --        --         (6,551)             --              --          (6,551)         --
   Net income before preferred
     stock dividends...........            --        --             --          10,623              --          10,623      10,623
                                   ----------  --------   ------------    ------------     -----------     -----------    --------
BALANCE, September 30, 2004....    19,775,821  $     40   $     75,562    $     (6,206)    $      (924)    $    68,472    $ 11,001
                                   ==========  ========   ============    ============     ===========     ===========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                      2004               2003
                                                                   -----------        -----------
Cash flows from operating activities:
   Net income applicable to common stock..................         $     4,072        $     2,529
   Adjustments to reconcile net income applicable to common
      stock to net cash provided by operating activities:
        Preferred stock dividend..........................               6,551              6,088
        Cumulative effect of change in accounting for
           asset retirement obligations, net..............                  --                476
        Depreciation and amortization.....................              14,346             12,857
        Amortization of debt financing costs..............                 930                762
        Bad debt expense..................................                 150                 --
        Provision for deferred income taxes...............               6,656              5,574
        Gain on sale of property, machinery and equipment.                (850)                (1)
        (Increase) decrease in the following, net:
           Accounts receivable............................              (6,199)            (9,392)
           Prepaid expenses and other current assets......              (4,094)               640
        Increase (decrease) in the following:
           Accrued interest payable.......................               4,408              4,513
           Accounts payable and accrued expenses
              and other long-term liabilities.............               1,341             (8,232)
                                                                   -----------        -----------
   Net cash provided by operating activities..............              27,311             15,814
                                                                   -----------        -----------
Cash flows from investing activities:
      Purchase of businesses..............................                (804)            (4,634)
      Purchases of property, machinery and equipment......             (11,534)           (11,134)
      Proceeds from sale of property, machinery and equipment            1,764             14,219
      Facility construction funded by restricted cash.....              (8,699)            (2,787)
      Decrease in restricted cash for facility construction              8,699              2,787
      Increase in other restricted cash accounts..........              (1,515)            (2,318)
      Other...............................................                (262)               470
                                                                   -----------        -----------
Net cash used in investing activities.....................             (12,351)            (3,397)
                                                                   -----------        -----------
Cash flows from financing activities:
      Payments of debt....................................             (18,155)           (11,679)
      Debt issuance costs.................................                (176)              (774)
      Net increase in bank revolver borrowings............               3,500                 --
                                                                   -----------        -----------
   Net cash used in financing activities..................             (14,831)           (12,453)
                                                                   -----------        -----------
Net increase (decrease) in cash and cash equivalents......                 129                (36)
Cash and cash equivalents, beginning of period............                 206                239
                                                                   -----------        -----------
Cash and cash equivalents, end of period..................         $       335        $       203
                                                                   ===========        ===========
Supplemental Cash Flow Information
   Interest paid during the period........................         $    10,510        $     9,747
   Taxes paid during the period...........................         $       385        $       190

Non-cash investing and financing activities:
   Short-term debt issued for purchase of land                     $     4,000        $        --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

GENERAL

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc. ("Synagro" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The results for the nine months ended September 30, 2004, are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, the Company adopted Statement on Financial Accounting Standards ("SFAS") No. 143, "Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. The Company's asset retirement obligations primarily consist of equipment dismantling and foundation removal at certain facilities and temporary storage facilities. During the first quarter of 2003, the Company recorded a charge related to the cumulative effect of change in accounting for asset retirement obligations, net of tax, totaling approximately $0.5 million (approximately $0.8 million before tax), increased liabilities to approximately $1.6 million, and increased property, machinery and equipment by approximately $0.5 million. There was no impact on the Company's cash flows as a result of adopting SFAS No. 143. The asset retirement obligation, which is included on the condensed consolidated balance sheet in other long-term liabilities including accretion of approximately $0.1 million, was approximately $1.8 million at September 30, 2004.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 123 provides that companies record compensation expense for the estimated fair-value of stock-based compensation, but also allows companies to continue to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans. Companies must disclose in both annual and interim financial statements the method used to account for stock-based compensation. The Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for its plans. Therefore, no compensation cost has been recognized in the accompanying condensed consolidated financial statements for the Company's stock option plans.

Had the Company elected to apply SFAS No. 123, the Company's net income and income per diluted share would have approximated the pro forma amounts indicated below (in thousands):

                                                  THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------          -------------------------------
                                                      2004                2003                 2004                2003
                                                   ----------          ----------           ---------           ---------
Net income applicable to common stock, as          $    2,312          $    2,230           $   4,072           $   2,529
  reported................................
Less:  Compensation expense per SFAS No.
  123, net of tax.........................                312                 373                 875               1,106
                                                   ----------          ----------           ---------           ---------
Pro forma after effect of SFAS No. 123....         $    2,000          $    1,857           $   3,197           $   1,423
                                                   ==========          ==========           =========           =========
Diluted income per share, as reported.....         $     0.08          $     0.08           $    0.18           $    0.13
Pro forma after effect of SFAS No. 123....         $     0.07          $     0.07           $    0.17           $    0.07


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value per share of $2.51 and $1.59 for grants made during the nine months ended September 30, 2004 and 2003, respectively. The following assumptions were used for option grants in 2004 and 2003, respectively: expected volatility of 111 percent and 56 percent; risk-free interest rates of 4.33 percent and 3.99 percent; expected lives of up to ten years and no expected dividends to be paid. For the quarters ended September 30, 2004 and 2003, the weighted average fair value per share was $2.11 and $1.76, respectively. The following assumptions were used for option grants during the three months ended September 30, 2004 and 2003: expected volatility of 80 percent and 63.5 percent; risk-free interest rate of 4.24 percent and 4.0 percent; expected lives of up to ten years and no expected dividends to be paid. The compensation expense included in the above pro forma data may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

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

Allowance for Doubtful Accounts -- The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Allowance for doubtful accounts was approximately $ 1.2 million at September 30, 2004 and $1.5 million at December 31, 2003.

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

The Company regularly incurs costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. The Company has recorded $31.4 million in property and long-term assets related to these activities at September 30, 2004, compared to $14.7 million at December 31, 2003. The Company routinely reviews the status of each of these projects to determine if these costs are realizable. If the Company is unsuccessful in obtaining the required permits, government approvals, or fulfilling the contract requirements, these costs will be expensed.

Goodwill -- Goodwill attributable to the Company's reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually at year end unless factors become known that an impairment may have occurred prior to year end. During the nine months ended September 30, 2004, the Company recorded certain adjustments totaling $0.8 million related to earn out payments to former owners.

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

Self-Insurance Reserves -- The Company is substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses are estimated and accrued based on known facts, historical trends, industry averages and actuarial assumptions regarding future claims development and claims incurred but not reported.

Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

(2) ACQUISITIONS

In May 2003, the Company purchased Aspen Resources, Inc. The purchase of Aspen provides the Company with added expertise in the management of pulp and paper organic residuals. The allocation of the purchase price resulted in approximately $3.4 million of goodwill. The assets acquired and liabilities assumed relating to the acquisition are summarized below (in thousands):

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

During the nine months ended September 30, 2004, the Company recorded certain adjustments totaling $0.8 million related to earn out payments to former owners.

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

(4) REDEEMABLE PREFERRED STOCK

SERIES D REDEEMABLE PREFERRED STOCK

The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, the Company issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock, excluding accrued dividends, were converted at September 30, 2004, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,254.462 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share, provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock, excluding accrued dividends, were converted at September 30, 2004, they would represent 17,903,475 shares of common stock.

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

(6) SHORT TERM DEBT

In August 2004, the Company entered into a $4.0 million short term note with a bank for the purchase of land. The note is repayable in February 2005 and bears interest at LIBOR or prime plus a margin which currently approximates 4.67 percent. The Company plans to use the land as part of the development of a compost facility in Southern California. The total capital required to develop the project is estimated at $30 to $35 million and the facility is expected to generate annual revenues of approximately $12 million upon commencement of operations which is expected in 2006. The Company is currently considering alternatives for the permanent financing of this project, which would include the repayment of the short term note.

(7) DEBT

Long-term debt obligations consist of the following:

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  2004              2003
                                                             -------------      ------------
                                                                      (in thousands)
Senior credit facility -
    Revolving line of credit...............                  $       3,500      $         --
    Term loans.............................                         28,315            44,274
Subordinated debt..........................                        150,000           150,000
Fair value adjustment of subordinated debt
  as a result of interest rate swaps.......                           (983)             (755)
Notes payable to sellers of acquired
  businesses...............................                          1,371             1,500
Other notes payable........................                             13                20
                                                             -------------      ------------
          Total debt.......................                  $     182,216      $    195,039
Less:  Current maturities..................                           (889)             (955)
                                                             -------------      ------------
          Long-term debt, net of current
           maturities.....................                   $     181,327      $    194,084
                                                             =============      ============

CREDIT FACILITY

On May 8, 2002, the Company entered into a $150 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt, to provide working capital for operations, to fund capital expenditures and for other general corporate purposes. The Senior Credit Agreement bears interest at LIBOR or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement which currently approximates 6.25 percent for the Revolving Loan and 4.72 percent on the Term B loans.

During May 2003, the Company further amended its Senior Credit Agreement to increase the revolving loan commitment to approximately $95 million.

The current loan commitments under the Senior Credit Agreement, as amended, are as follows:

      (i)   Revolving Loan up to $95 million outstanding at any one time;

      (ii) Term B Loans (which, once repaid, may not be reborrowed) of $70 million; and

      (iii) Letters of Credit up to $50 million as a subset of the Revolving Loan. At September 30, 2004, the Company had approximately $33.5 million of Letters of Credit outstanding.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                         REVOLVING     TERM
PERIOD ENDING DECEMBER 31,                 LOAN        LOANS
--------------------------               ---------     -----
2002 .............................           --        0.25%
2003 .............................           --        1.00%
2004 .............................           --        1.00%
2005 .............................           --        1.00%
2006 .............................           --        1.00%
2007 .............................       100.00%       1.00%
2008 .............................           --       94.75%
                                          ------     ------
                                          100.00%    100.00%
                                          ======     ======

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of September 30, 2004. The Senior Credit Agreement is collateralized by substantially all of the Company's assets and those of its subsidiaries and expires on December 31, 2008. As of September 30, 2004, the Company had approximately $58.0 million of unused borrowings under the Senior Credit Agreement, of which approximately $45.8 million is available for borrowing based on the ratio limitations included in the Senior Credit Agreement. On March 9, 2004, the Company amended its Senior Credit Agreement to, among other things, exclude certain charges from its financial covenant calculations, to clarify certain defined terms, to increase the amount of indebtedness permitted under its total leverage ratio, and to reset capital and operating lease limitations.

SENIOR SUBORDINATED NOTES

In April 2002, the Company issued $150 million aggregate in principal amount of its 9 1/2 percent Senior Subordinated Notes due on April 1, 2009 (the "Notes"). The Notes are unsecured senior indebtedness and are guaranteed by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries ("the Guarantors"). As of September 30, 2004, all of the Company's wholly owned domestic subsidiaries, other than the subsidiaries formed to own and operate the compost project in Southern California, South Kern Industrial Center, L.L.C. (see Note 6), and the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (see Note 8), were Guarantors of the Notes. Interest on the Notes accrues from April 17, 2002, and is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2002. On or after April 1, 2006, the Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on April 1 of the years indicated below:

       YEARS             LOAN
       -----             ----
2006..............     104.750%
2007..............     102.375%
2008 and thereafter    100.000%

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

NOTES PAYABLE TO SELLERS OF ACQUIRED BUSINESSES

In connection with previous acquisitions, the Company has $1.4 million in notes payable with certain former owners. The notes payable are due over 5 years in installments with interest payable at an annual rate of five percent.

DERIVATIVES AND HEDGING ACTIVITIES

On September 21, 2004, the Company entered into an interest rate swap transaction on $67 million of its 9 1/2 percent Senior Subordinated Notes due 2009 that matures on April 1, 2005. Under the terms of the agreement, the Company pays a fixed rate of 2.62 percent and receives a floating rate based on six month LIBOR. The mark to market value of this swap was recorded as a reduction in interest expense of $33,000 during the quarter ended September 30, 2004.

On July 24, 2003, the Company entered into two interest rate swap transactions with two financial institutions to hedge the Company's exposure to changes in the fair value on $85 million of its Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on the Company's future interest payments. The terms of the interest rate swap contract and the underlying debt instruments are identical. The Company has designated these swap agreements as fair value hedges. On September 23, 2004, the Company unwound $18 million of these swaps and received a settlement payment of approximately $0.1 million that was deducted from interest expense. Accordingly, the Company currently has $67 million of the original $85 million of interest rate swaps outstanding. The swaps have notional amounts of $50 million and $17 million and mature in April 2009 to mirror the maturity of the Notes. Under the agreements, the Company pays on a semi-annual basis (each April 1 and October 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives a fixed-rate interest of 9 1/2 percent. During the three and nine months ended September 30, 2004, the Company recorded interest savings related to these interest rate swaps of $ 0.1 million and $1.3 million, respectively, which reduced interest expense. The $1.0 million fair value of these derivative instruments is included in other long-term liabilities, as of September 30, 2004. The carrying value of the Notes was decreased by the same amount.

The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $2.5 million is reflected in other long-term liabilities at September 30, 2004. The gain recognized during the nine months ended September 30, 2004, related to the floating-to-fixed interest rate swap agreement was approximately $32,000, while the loss recognized related to the reverse swap agreement was approximately $67,000. The amount of the ineffectiveness of the reverse swap agreement charged to other expense was approximately $35,000 for the nine months ended September 30, 2004.

On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the Retired Swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income recognized for the three and nine months ended September 30, 2004, was approximately $0.1 million and $0.4 million, respectively.

(8) NONRECOURSE PROJECT REVENUE BONDS

                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                         2004               2003
                                                                     ------------       ------------
                                                                              (in thousands)
Maryland Energy Financing Administration Limited
     Obligation Solid Waste Disposal Revenue Bonds, 1996
     series --
     Revenue bonds due 2001 to 2005 at stated interest
       rates of 5.4% to 5.85%...............................         $      5,280        $     5,280
     Term revenue bond due 2010 at stated interest rate
       of 6.30%.............................................               16,295             16,295
     Term revenue bond due 2016 at stated interest rate
       of 6.45%.............................................               22,360             22,360
                                                                     ------------        -----------
                                                                           43,935             43,935
California Pollution Control Financing Authority Solid
Waste Revenue Bonds --
     Series 2002A -- Revenue bonds due 2008 to 2024 at
       stated interest rates of 4.375% to 5.50%, net
       of discount of $316 .................................               19,759             19,741
     Series 2002B -- Revenue bonds due 2006 at stated
       interest rate of 4.25%, net of discount of $4 .......                1,197              1,195
                                                                     ------------        -----------
                                                                           20,956             20,936
                                                                     ------------        -----------
Total nonrecourse project revenue bonds.....................               64,891             64,871
     Less:  Current maturities..............................               (2,570)            (2,570)
                                                                     ------------        -----------
     Nonrecourse project revenue bonds, net of current
        maturities..........................................         $     62,321        $    62,301
                                                                     ============        ===========

 Amounts recorded in other assets as restricted cash -
     Debt service fund......................................         $      9,203        $     7,275
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

At September 30, 2004, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $54.1 million and restricted cash of approximately $8.5 million, of which approximately $7.5 million is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company's request.

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

The Sacramento Bonds are primarily collateralized by the pledge of certain revenues and all of the property of Sacramento Project Finance, Inc. The facility will be owned by Sacramento Project Finance, Inc. and leased to Synagro Organic Fertilizer Company of Sacramento, Inc., another wholly owned subsidiary of the Company. Synagro Organic Fertilizer Company of Sacramento, Inc. will be obligated under a lease agreement dated December 1, 2002, to pay base rent to Sacramento Project Finance, Inc. in an amount exceeding the debt service of the Sacramento Bonds. The facility will be located on property owned by the Sacramento Regional County Sanitation District ("Sanitation District"). The Sanitation District will provide the principal source of revenues to Synagro Organic Fertilizer Company of Sacramento, Inc. through a service fee under a contract that has been executed.

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

At September 30, 2004, the Sacramento Bonds are partially collateralized by restricted cash of approximately $5.2 million, of which approximately $1.7 million is in a debt service fund that is established to secure certain payments and can be utilized to make the final payment at the Company's request, and the remainder is reserved for construction costs expected to be incurred after notice to proceed is received. The Company is not a guarantor of the Sacramento Bonds or the loan funded by the Sacramento Bonds.

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

In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. The Company believes accruals of approximately $1.0 million as of September 30, 2004, are adequate to provide for its exposures to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The final resolution of these exposures could be substantially different from the amount recorded.

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

SELF-INSURANCE

The Company is substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends, industry averages, and actuarial assumptions regarding future claims development and claims incurred but not reported.

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

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                         ------------------------------       -------------------------------
                                                             2004              2003               2004               2003
                                                         -----------       ------------       ------------       ------------
                                                                          (in thousands except share data)
Net income applicable to common stock:

Net income before cumulative effect of change
   in accounting for asset retirement obligations
   and preferred stock dividends...................      $     4,549       $     4,314        $     10,623       $      9,093
Cumulative effect of change in accounting for
   asset retirement obligations, net of tax benefit
   of $292.........................................               --                --                  --                476
                                                         -----------       -----------        ------------       ------------
Net income before preferred stock dividends........            4,549             4,314              10,623              8,617
Preferred stock dividends..........................            2,237             2,084               6,551              6,088
                                                         -----------       -----------        ------------       ------------
Net income applicable to common stock..............      $     2,312       $     2,230        $      4,072       $      2,529
                                                         ===========       ===========        ============       ============

Earnings per share:

Basic
   Earnings per share before cumulative effect of
      change in accounting for asset retirement
      obligations..................................      $      0.12       $       0.11       $       0.21       $       0.15
   Cumulative effect of change in accounting for
      asset retirement obligations.................               --                 --                 --              (0.02)
                                                         -----------       ------------       ------------       ------------
   Net income per share............................      $      0.12       $       0.11       $       0.21       $       0.13
                                                         ===========       ============       ============       ============

Weighted average shares outstanding for basic
   earnings per share calculation..................       19,775,821         19,775,821         19,775,821         19,775,821

Diluted

   Earnings per share before preferred stock
      dividends and cumulative effect of change in
      accounting for asset retirement obligations..      $      0.08       $       0.08       $       0.18       $       0.15

   Cumulative effect of change in accounting for
      asset retirement obligations.................               --                 --                 --              (0.02)
                                                         -----------       ------------       ------------       ------------
   Net income per share............................      $      0.08       $       0.08       $       0.18       $       0.13
                                                         ===========       ============       ============       ============

Weighted average shares:

   Weighted average shares outstanding for basic
      earnings per share calculation...............       19,775,821         19,775,821         19,775,821         19,775,821
   Effect of dilutive stock options................          515,777             52,954            478,547                 --
   Effect of convertible preferred stock under the
      "if converted" method........................       38,741,956         35,755,808         37,982,012                 --
                                                         -----------       ------------        -----------       ------------
   Weighted average shares outstanding for diluted
      earnings per share...........................       59,033,554         55,584,583         58,236,380         19,775,821
                                                         ===========       ============        ===========       ============

Basic and diluted EPS are the same for the nine months ended September 30, 2003 because diluted earnings per share was less dilutive than basic earnings per share ("antidilutive"). Accordingly, 35,149,761 shares representing common stock equivalents (related to convertible preferred stock and stock options) have been excluded from the diluted EPS calculations for the nine months ended September 30, 2003.

(11)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 8, as of September 30, 2004, all of the Company's wholly owned domestic subsidiaries, except the subsidiaries formed to own and operate the compost project in southern California, South Kern Industrial Center, L.L.C. (see Note 6), and the Sacramento biosolids processing facility, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (see
Note 8) (collectively the "Non-Guarantor Subsidiaries"), are Guarantors of the Notes. Each of the Guarantors is 100 percent owned by the parent company and the guarantees are unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheets as of September 30, 2004, and December 31, 2003, have been provided. The parent company has no independent assets or operations. In addition, the Non-Guarantor Subsidiaries had no operations and cash flows from December 31, 2003, through September 30, 2004, because the construction of the related facilities is still in progress, and operations have not commenced. Accordingly, no condensed consolidating statements of operations or cash flows have been provided

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2004
                             (DOLLARS IN THOUSANDS)

                                                                                          NON-
                                                                       GUARANTOR        GUARANTOR
                                                        PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                        ------        ------------     ------------    ------------     ------------
                             ASSETS
Current Assets:
  Cash and cash equivalents.....................       $      14        $      48        $   273        $      --         $     335
  Restricted cash...............................              --              999             --               --               999
  Accounts receivable, net......................              --           65,628             --               --            65,628
  Note receivable, current portion..............              --              604             --               --               604
  Prepaid expenses and other current assets.....              --           16,823             --               --            16,823
                                                       ---------        ---------        -------        ---------         ---------
          Total current assets..................              14           84,102            273               --            84,389
Property, machinery & equipment, net............              --          205,083         20,682               --           225,765
Other Assets:
  Goodwill......................................              --          171,855             --               --           171,855
  Investments in subsidiaries...................          81,553               --             --          (81,553)               --
  Restricted cash - construction fund...........              --               --          3,483               --             3,483
  Restricted cash - debt service fund...........              --            7,489          1,714               --             9,203
  Other, net....................................           5,869            5,218          3,025               --            14,112
                                                       ---------        ---------        -------        ---------         ---------
          Total assets..........................       $  87,436        $ 473,747        $29,177        $ (81,553)        $ 508,807
                                                       =========        =========        =======        =========         =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short term debt...............................       $      --        $      --        $ 4,000        $      --         $   4,000
  Current maturities of long-term debt..........             286              603             --               --               889
  Current maturities of nonrecourse project                   --            2,570             --               --             2,570
    revenue bonds...............................
  Current maturities of capital lease
    obligations.................................              --            3,002             --               --             3,002
  Accrued interest payable......................           8,229               --            402               --             8,631
  Accounts payable and accrued expenses.........              --           47,264          1,368               --            48,632
                                                       ---------        ---------        -------        ---------         ---------
          Total current liabilities.............           8,515           53,439          5,770               --            67,724

Long-Term Debt:
  Long-term debt obligations, net...............         180,546              781             --               --           181,327
  Nonrecourse project revenue bonds, net........              --           41,365         20,956               --            62,321
  Intercompany..................................        (265,461)         265,461             --               --                --
  Capital lease obligations, net................              --           11,602             --               --            11,602
                                                       ---------        ---------        -------        ---------         ---------
     Total long-term debt.......................         (84,915)         319,209         20,956               --           255,250
Other long-term liabilities.....................           2,514           21,997             --               --            24,511
                                                       ---------        ---------        -------        ---------         ----------
          Total liabilities.....................         (73,886)         394,645         26,726               --           347,485

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share................          92,850               --              --              --            92,850
Stockholders' Equity:
  Capital.......................................          75,602           36,638           2,451         (39,089)           75,602
  Accumulated deficit...........................          (6,206)          42,464              --         (42,464)           (6,206)
  Accumulated other comprehensive loss..........            (924)              --              --              --              (924)
                                                       ---------        ---------         -------       ---------         ---------
          Total stockholders' equity............          68,472           79,102           2,451         (81,553)           68,472
                                                       ---------        ---------         -------       ---------         ---------
Total liabilities and stockholders' equity......       $  87,436        $ 473,747         $29,177       $ (81,553)        $ 508,807
                                                       =========        =========         =======       =========         =========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                                          NON-
                                                                        GUARANTOR       GUARANTOR
                                                            PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                            ------    ------------    ------------   ------------     ------------
                             ASSETS

Current Assets:
  Cash and cash equivalents..........................    $       91    $      64        $     51       $      --        $     206
  Restricted cash....................................            --        1,410              --              --            1,410
  Accounts receivable, net...........................            --       59,581              --              --           59,581
  Note receivable, current portion...................            --          342              --              --              342
  Prepaid expenses and other current assets..........            --       10,840              --              --           10,840
                                                         ----------    ---------        --------       ---------        ---------
          Total current assets.......................            91       72,237              51              --           72,379
Property, machinery & equipment, net.................            --      207,833           5,864              --          213,697
Other Assets:
  Goodwill...........................................            --      171,051              --              --          171,051
  Investments in subsidiaries........................        75,199           --              --         (75,199)              --
  Restricted cash - construction fund................            --           --          12,184              --           12,184
  Restricted cash - debt service fund................            --        5,561           1,714              --            7,275
  Other, net.........................................         6,217        4,902           2,972              --           14,091
                                                         ----------    ---------        --------       ---------        ---------
          Total assets...............................    $   81,507    $ 461,584        $ 22,785       $ (75,199)       $ 490,677
                                                         ==========    =========        ========       =========        =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Current maturities of long-term debt...............    $      955    $      --        $     --       $      --        $     955
  Current maturities of nonrecourse project
    revenue bonds....................................            --        2,570              --              --            2,570
  Current maturities of capital lease obligations....            --        2,678              --              --            2,678
  Accrued interest payable...........................         4,222           --              --              --            4,222
  Accounts payable and accrued expenses..............            --       40,873             564              --           41,437
                                                         ----------    ---------        --------       ---------        ---------
          Total current liabilities..................         5,177       46,121             564              --           51,862
Long-Term Debt:
  Long-term debt obligations, net....................       194,084           --              --              --          194,084
  Nonrecourse project revenue bonds, net.............            --       41,365          20,936              --           62,301
  Intercompany.......................................      (271,655)     271,655              --              --               --
  Capital lease obligations, net.....................            --       12,748              --              --           12,748
                                                         ----------    ---------        --------       ---------        ---------
     Total long-term debt............................       (77,571)     325,768          20,936              --          269,133
Other long-term liabilities..........................         3,580       15,781              --              --           19,361
                                                         ----------    ---------        --------       ---------        ---------
          Total liabilities..........................       (68,814)     387,670          21,500              --          340,356

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share.....................        86,299           --              --              --           86,299
Stockholders' Equity:
  Capital............................................        82,153       37,804           1,285         (39,089)          82,153
  Accumulated deficit................................       (16,829)      36,110              --         (36,110)         (16,829)
  Accumulated other comprehensive loss...............        (1,302)          --              --              --           (1,302)
                                                         ----------    ---------        --------       ---------        ---------
          Total stockholders' equity.................        64,022       73,914           1,285         (75,199)          64,022
                                                         ----------    ---------        --------       ---------        ---------
Total liabilities and stockholders' equity...........    $   81,507    $ 461,584        $ 22,785       $ (75,199)       $ 490,677
                                                         ==========    =========        ========       =========        =========

(12)  LEASE TRANSACTIONS

During 2003 and 2004, the Company entered into various capital lease transactions to purchase transportation and operating equipment. The capital leases have lease terms of three to six years with interest rates from 5.0 percent to 7.18 percent. The net book value of the equipment related to these capital leases totaled approximately $15.8 million as of September 30, 2004.

During 2003 and 2004, the Company entered into operating lease transactions to use transportation and operating equipment. The operating leases have terms of two to eight years. Additionally, the Company has guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.2 million as of September 30, 2004 and is included in current liabilities.

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

Contract revenues are generated primarily from land application, collection and transportation services, dewatering, incineration, composting, drying and pelletization services and facility operations and maintenance services, and are typically performed under a contract with terms ranging from 1 to 25 years. Contract revenues accounted for approximately 85 percent and 83 percent of total revenues in the nine month periods ended September 30, 2004 and 2003, respectively, and 84 percent and 83 percent in the three months periods ended September 30, 2004 and 2003, respectively.

Purchase order revenues are primarily from facility operations, maintenance services, and collection and transportation services where services are performed on a recurring basis, but not under a long-term contract. Purchase order revenues accounted for approximately 3 percent and 4 percent of total revenues in the nine months ended September 30, 2004 and 2003, respectively, and 3 percent and 4 percent of total revenues in the three months ended September 30, 2004 and 2003, respectively.

Product sales revenues are primarily generated from sales of composted and pelletized biosolids from internal and external facilities. Revenues from product sales accounted for approximately 4 percent of total revenues in each of the nine months and three months ended September 30, 2004 and 2003.

Design/build construction revenues are derived from contracts where we agree to design, build and then operate under a long term operating contract certain processing facilities (examples include drying and pelletization, composting, incineration and dewatering facilities). We typically subcontract the design/build work to subcontractors under fixed price contracts. Revenues from construction projects accounted for approximately 1 percent and 2 percent of total revenues in the nine months and three months ended September 30, 2004 and 2003, respectively.

Event project revenues are typically generated from digester or lagoon cleanout projects and temporary dewatering projects. Revenue from event projects accounted for approximately 7 percent of total revenues in the nine months ended September 30, 2004 and 2003 and 8 percent and 7 percent for the three months ended September 30, 2004 and 2003, respectively.

Revenues under our facilities operations and maintenance contracts are recognized either when wastewater residuals enter the facility or when the residuals have been processed, depending on the contract terms. All other revenues under service contracts are recognized when the service is performed. Revenues from design/build construction projects as well as certain other projects which meet the criteria for construction contracts are accounted for under the percentage-of-completion method of accounting. We provide for losses in connection with long-term contracts where an obligation exists to perform services and it becomes evident that the projected contract costs will exceed the related revenue.

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

HISTORICAL RESULTS OF OPERATIONS

                                         THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                              --------------------------------------------------   ----------------------------------------------
                                       2004                       2003                      2004                     2003
                              ----------------------    ------------------------   ----------------------    --------------------
                                                                            (in thousands)
Revenue.....................  $    86,294      100.0%   $    79,634       100.0%   $     241,255    100.0%   $  218,503    100.0%
Cost of services............       66,636       77.2%        60,974        76.6%         190,260     78.9%      167,862     76.8%
                              -----------      -----    -----------       -----    -------------    -----    ----------    -----
Gross profit................       19,658       22.8%        18,660        23.4%          50,995     21.1%       50,641     23.2%

Selling, general and
  administrative
  expenses..................        6,128        7.1%         6,044         7.6%          17,649      7.3%       18,274      8.4%
Special charge..............          320        0.4%            --          --%             320      0.1%           --       --%
                              -----------      -----    -----------       -----    -------------    -----    ----------    -----
  Income from
    operations..............       13,210       15.3%        12,616        15.8%          33,026     13.7%       32,367     14.8%
                              -----------      -----    -----------       -----    -------------    -----    ----------    -----
Other expense:
  Other (income) expense,
    net.....................           76        0.1%            92         0.1%            (816)    (0.3)%          78      0.0%
  Interest expense, net.....        5,677        6.6%         5,566         7.0%          16,428      6.8%       17,622      8.1%
                               ----------      -----    -----------       -----    -------------    -----    ----------     ----
    Total other expense,
     net....................        5,753        6.7%         5,658         7.1%          15,612      6.5%       17,700      8.1%
                              -----------      -----    -----------       -----    -------------    -----    ----------     ----
Income before provision
  for income taxes..........        7,457        8.6%         6,958         8.7%          17,414      7.2%       14,667      6.7%
  Provision for income
        taxes...............        2,908        3.3%         2,644         3.3%           6,791      2.8%        5,574      2.5%
                              -----------      -----    -----------       -----    -------------    -----    ----------    -----
Net income before
  cumulative effect of
  change in accounting
  for asset retirement
  obligations and
  preferred stock
  Dividends.................        4,549        5.3%         4,314         5.4%          10,623      4.4%        9,093      4.2%
Cumulative effect of
  change in accounting
  for asset retirement
  obligations, net of
  tax benefit of $292.......           --        0.0%            --         0.0%              --      0.0%          476      0.2%
                              -----------      -----    -----------       -----    -------------    -----    ----------    -----
Net income before
  preferred stock
  dividends.................        4,549        5.3%         4,314         5.4%          10,623      4.4%        8,617      4.0%
                                               =====                      =====                     =====                  =====
Preferred stock dividends...        2,237                     2,084                        6,551                  6,088
                              -----------               -----------                -------------             ----------
Net income applicable to
  common stock..............  $     2,312               $     2,230                $       4,072             $    2,529
                              ===========               ===========                =============             ==========

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

For the three months ended September 30, 2004, revenue was approximately $86.3 million compared to approximately $79.6 million for the three months ended September 30, 2003, an increase of approximately $6.7 million, or 8.4 percent. Approximately $6.8 million of the increase related to contract service revenues and approximately $1.0 million of the increase related to event type work primarily in the Northeast and Central regions. These increases in revenue were partially offset by declines in design/build construction and purchase order revenues in the third quarter of 2004.

Gross profit for the three months ended September 30, 2004, was approximately $19.7 million compared to approximately $18.7 million for the three months ended September 30, 2003, an increase of $1.0 million, or 5.3 percent. Gross profit increased as a result of the internal growth discussed above, an improvement in land application (related to more normal weather patterns in 2004 compared to 2003) and cleanout operating margins, which were partially offset by a $0.4 million increase in depreciation expense and an increase in repairs and maintenance expenses primarily associated with our dryer and incineration facilities. Gross profit as a percentage of revenue decreased to 22.8 percent in 2004 from 23.4 percent in 2003 as a result of the increase in depreciation expense and repairs and maintenance expenses discussed above.

Selling, general and administrative expenses for the three months ended September 30, 2004 were approximately $6.1 million compared to approximately $6.0 million for the three months ended September 30, 2003, an increase of $0.1 million or 1.4 percent. Selling, general and administrative expenses as a percentage of revenues decreased to 7.1 percent in the third quarter of 2004 from 7.6 percent in the third quarter of 2003. The decrease as a percentage of revenues relates to the leverage of certain fixed administrative costs and a reduction in expenses attributed to cost reduction initiatives put in place in the fourth quarter of 2003.

We incurred a special charge of $0.3 million for costs associated with the re-audit of our 2001 financial statements during the third quarter of 2004. There was no such special charge during 2003.

As a result of the foregoing, income from operations for the three months ended September 30, 2004, was approximately $13.2 million compared to approximately $12.6 million for the three months ended September 30, 2003, an increase of $0.6 million or 4.7 percent. Operating income as a percentage of revenues decreased to 15.3 percent (15.7 percent excluding the $0.3 million of costs associated with the re-audit of our 2001 financial statements) for the third quarter of 2004 from 15.8 percent for the same period of 2003.

Other expense, net, was approximately $5.8 million for the three months ended September 30, 2004, compared to approximately $5.7 million for the three months ended September 30, 2003, representing an increase in other expense of approximately $0.1 million. The increase relates primarily to an increase in interest expense due to an increase in market interest rates partially offset by savings due to debt repayments.

For the three months ended September 30, 2004, we recorded a provision for income taxes of approximately $2.9 million compared to $2.6 million for the three months ended September 30, 2003. Our effective tax rate was approximately 39 percent in the third quarter of 2004 compared to 38 percent in the third quarter of 2003. The increase in the effective tax rate is primarily due to the increase in state income taxes. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset future taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

For the nine months ended September 30, 2004, revenue was approximately $241.3 million compared to approximately $218.5 million for the nine months ended September 30, 2003, an increase of approximately $22.8 million, or 10.4 percent. Approximately $22.7 million of the increase related to contract service revenues, approximately $2.2 million related to event type work primarily in the Northeast and Central regions, and approximately $1.2 million of the increase related to an acquisition that was completed in the second quarter of 2003. These revenue increases were partially offset by declines in design/build and purchase order revenues in the first nine months of 2004.

Gross profit for the nine months ended September 30, 2004, was approximately $51.0 million compared to approximately $50.6 million for the nine months ended September 30, 2003, an increase of $0.4 million or 0.7 percent. Gross profit in the second quarter of 2003 included a one-time non-cash gain of approximately $2.1 million recorded as a reduction of cost of operations related to a positive settlement of a warranty obligation. Excluding the settlement of the warranty obligation in 2003, gross profit increased $2.5 million or 5.1 percent as a result of the increased revenue growth discussed above, an improvement in land application (related to more normal weather patterns in 2004 compared to 2003) and cleanout operating margins partially offset by an increase of $0.4 million in depreciation expense and higher repairs and maintenance expenses at our drying and incineration facilities. Gross profit as a percentage of revenue decreased to 21.1 percent in 2004 from 23.2 percent in 2003 primarily due to the increase in depreciation expense and repairs and maintenance expense in 2004 and the reversal of the $2.1 million warranty settlement in 2003 as discussed above.

Selling, general and administrative expenses for the nine months ended September 30, 2004 were approximately $17.6 million compared to approximately $18.3 million for the nine months ended September 30, 2003, a decrease of $0.6 million or 3.4 percent. Selling, general and administrative expenses as a percentage of revenues decreased to 7.3 percent in the first nine months of 2004 from 8.4 percent in the same period of 2003. The decrease as a percentage of revenues relates to leverage of certain fixed administrative costs and a reduction in expenses attributed to cost reduction initiatives put in place in the fourth quarter of 2003.

We incurred a special charge of $0.3 million for costs associated with the re-audit of our 2001 financial statements during the third quarter of 2004. There was no such special charge during 2003.

As a result of the foregoing, income from operations for the nine months ended September 30, 2004 was approximately $33.0 million compared to approximately $32.4 million for the same period in 2003. Operating income as a percentage of revenues decreased to 13.7 percent in the first nine months of 2004 from 14.8 percent for the same period of 2003. As noted above, operating income in the second quarter of 2003 included a one time non-cash gain of approximately $2.1 million recorded as a reduction of cost of operations related to a positive settlement of a warranty obligation.

Other expense, net, was approximately $15.6 million for the nine months ended September 30, 2004, compared to approximately $17.7 million for the nine months ended September 30, 2003, representing a decrease in other expense of approximately $2.1 million. The decrease relates primarily to a reduction of $1.2 million in interest expense related to reductions in debt and savings associated with interest rate swaps and an increase in other income of $0.9 million related primarily to gains from asset sales in the second quarter of 2004.

For the nine months ended September 30, 2004, we recorded a provision for income taxes of approximately $6.8 million compared to $5.6 million for the nine months ended September 30, 2003. Our effective tax rate was approximately 39 percent in the first nine months of 2004 compared to 38 percent in the first nine months of 2003. The increase in the effective tax rate is primarily due to the increase in state income taxes. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset future taxable income.

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

During the quarter ended June 30, 2003, we entered into a settlement agreement with one of our customers related to certain outstanding issues including, among other things, equipment and building acceptance and warranty obligations. We assumed these obligations in connection with the acquisition of the Bio Gro division of Waste Management, Inc., which closed in August 2000. We recorded these obligations as a liability in the opening balance sheet for the acquisition of Bio Gro. Under the agreement, the customer agreed to pay approximately $0.7 million for amounts due to us, while we agreed to pay the customer approximately $1.4 million in exchange for the settlement of the outstanding issues, including termination of future warranty obligations. In connection with the agreement, we reduced our liabilities for these obligations by approximately $2.1 million. This amount was recorded as a reduction of cost of sales in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2003.

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

HISTORICAL CASH FLOWS

Cash Flows from Operating Activities -- For the nine months ended September 30, 2004, cash flows from operating activities were approximately $27.3 million compared to approximately $15.8 million for the same period in 2003, an increase of approximately $11.5 million or 72.7 percent. The increase primarily relates to increased net income and a reduction of cash required for working capital of $7.9 million.

Cash Flows from Investing Activities -- For the nine months ended September 30, 2004, cash flows used by investing activities were approximately $12.4 million compared to cash flows used of approximately $3.4 million for the same period in 2003, an increase of approximately $9.0 million. This increase primarily relates to $14.2 million of proceeds from asset sales in 2003. Additionally, we completed an acquisition in the second quarter of 2003 which resulted in cash payments of $3.8 million.

Cash Flows from Financing Activities -- For the nine months ended September 30, 2004, cash flows used in financing activities were approximately $14.8 million compared to approximately $12.5 million for the same period in 2003, an increase of approximately $2.4 million. The increase primarily relates to net repayments on debt totaling approximately $14.7 million during the first nine months of 2004 compared to $11.7 million for the same period in 2003.

CAPITAL EXPENDITURE REQUIREMENTS

Capital expenditures for the nine months ended September 30, 2004, totaled approximately $20.2 million (which included approximately $8.7 million to fund construction of the Sacramento biosolids processing facility) compared to approximately $13.9 million (which included $2.8 million to fund construction of the Sacramento biosolids processing facility) in the same period of 2003. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments, and growth. We expect our capital expenditures for 2004 to be approximately $28 million to $30 million, which should include approximately $13.0 million related to the construction of the Sacramento biosolids processing facility. Capital expenditures related to the construction of the Sacramento biosolids processing facility are primarily funded by restricted cash (See Note 8).

DEBT SERVICE REQUIREMENTS

In May 2003, we incurred indebtedness of $0.5 million in connection with the Aspen Resources acquisition. The note payable to the former owners is due monthly over 5 years at an annual interest rate of five percent beginning May 2004.

In May 2002, we entered into an amended and restated $150 million Senior Credit Agreement that provides for a $70 million funded term loan and up to a $50 million revolver, with the ability to increase the total commitment to $150 million. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the private placement of our 9 -1/2 percent Senior Subordinated Notes due 2009. This credit facility is secured by substantially all of our assets and those of our subsidiaries (other than assets securing nonrecourse debt) and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and sale of assets. The Senior Credit Agreement contains standard covenants, including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers, and compliance with certain financial covenants. During May 2003, we amended our Senior Credit Agreement to increase the revolving loan commitment to approximately $95 million. Requirements for mandatory debt payments from excess cash flows, as defined, are unchanged in the new credit facility. On March 9, 2004, we further amended our Senior Credit Agreement to, among other things, exclude certain charges from its financial covenant calculations, to clarify certain defined terms, to increase the amount of indebtedness permitted under its total leverage ratio, and to reset capital and operating lease limitations.

In 1996, the Maryland Energy Financing Administration issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58.6 million. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now our wholly owned subsidiary known as Synagro -- Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. We assumed all obligations associated with the Maryland Project Revenue Bonds in connection with our acquisition of Bio Gro in 2000. Maryland Project Revenue Bonds in the aggregate amount of $14.6 million have already been paid, and the remaining Maryland Project Revenue Bonds bear interest at annual rates between
5.75 percent and 6.45 percent and mature on dates between December 1, 2004, and December 1, 2016.

In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds ("Sacramento Biosolids Facility Project") in the aggregate face amount of $21.3 million. The nonrecourse revenue bonds consist of a face amount of $20.1 million Series 2002-A and of a face amount of $1.2 million Series 2002-B (taxable) (collectively, the "Sacramento Bonds"). The Authority loaned the proceeds of the Sacramento Bonds to Sacramento Project Finance, Inc., one of our wholly owned subsidiaries, pursuant to a loan agreement dated December 1, 2002. The loan will finance the acquisition, design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional Sanitation District. The Sacramento Bonds bear interest at annual rates between 4.25 percent and 5.5 percent and mature on dates between December 1, 2006, and December 1, 2024.

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

We have entered into various lease transactions to purchase transportation and operating equipment that have been accounted for as capital lease obligations and operating leases. The capital leases have lease terms of three to six years with interest rates from 5.0 percent to 7.18 percent. The net book value of the equipment related to these capital leases totaled approximately $15.8 million as of September 30, 2004. The operating leases have terms of two to eight years. Additionally, we have guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.2 million as of September 30, 2004 and is included in current liabilities.

SERIES D REDEEMABLE PREFERRED STOCK

We have authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, we issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of our common stock computed by dividing
(i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to our common stock or any other of our equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at our option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock excluding accrued dividends were converted at September 30, 2004, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

We have authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,254.462 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of our common stock computed by dividing (i) the sum of
(a) the number of shares to be converted multiplied by the liquidation value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to our common stock and any other of our equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at our option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock excluding accrued dividends were converted at September 30, 2004, they would represent 17,903,475 shares of common stock.

The future issuance of Series D and Series E Preferred Stock may result in non-cash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value of our common stock is higher than the conversion price at date of issuance.

INTEREST RATE RISK

Total debt at September 30, 2004, included approximately $28.3 million in floating rate debt attributed to the Senior Credit Agreement at a base interest rate plus 3.0 percent, or approximately 4.72 percent at September 30, 2004. We also have interest rate swaps outstanding on our fixed rate debt. As a result, our interest cost in 2004 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (i.e. LIBOR) would be approximately $0.2 million.

WORKING CAPITAL

At September 30, 2004, we had working capital of approximately $16.7 million compared to approximately $20.5 million at December 31, 2003, a decrease of approximately $3.8 million. The decrease in working capital is principally due to a $4.0 million short term note for the purchase of land (see Note 6) as increases in receivables and other assets were offset by increases in accounts payable and accrued expenses due to the seasonal increase in business activity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES AND HEDGING ACTIVITIES

On September 21, 2004, we entered into an interest rate swap transaction on $67 million of our 9 1/2 percent Senior Subordinated Notes due 2009 that matures on April 1, 2005. Under the terms of the agreement, we pay a fixed rate of 2.62 percent and receives a floating rate based on six month LIBOR. The mark to market value of this swap was recorded as a reduction in interest expense of $33,000 during the quarter ended September 30, 2004.

On July 24, 2003, we entered into two interest rate swap transactions with two financial institutions to hedge our exposure to changes in the fair value on $85 million of our Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on our future interest payments. The terms of the interest rate swap contract and the underlying debt instruments are identical. We have designated these swap agreements as fair value hedges. On September 23, 2004, we unwound $18 million of these swaps and received a settlement payment of approximately $0.1 million that was deducted from interest expense. Accordingly, we currently have $67 million of the original $85 million of interest rate swaps outstanding. The swaps have notional amounts of $50 million and $17 million and mature in April 2009 to mirror the maturity of the Notes. Under the agreements, we pay on a semi-annual basis (each April 1 and October 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives a fixed-rate interest of 9 1/2 percent. During the three and nine months ended September 30, 2004, we recorded interest savings related to these interest rate swaps of $0.1 million and $1.3 million, respectively, which reduced interest expense. The $1.0 million fair value of these derivative instruments is included in other long-term liabilities, as of September 30, 2004. The carrying value of our Notes was decreased by the same amount.

The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, we entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in our reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $2.5 million is reflected in other long-term liabilities at September 30, 2004. The gain recognized during the nine months ended September 30, 2004, related to the floating-to-fixed interest rate swap agreement was approximately $32,000, while the loss recognized related to the reverse swap agreement was approximately $67,000. The amount of the ineffectiveness of the reverse swap agreement charged to other expense was approximately $35,000 million for the nine months ended September 30, 2004.

On June 25, 2001, we entered into a reverse swap on our 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the Retired Swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income recognized for the three and nine months ended September 30, 2004, was approximately $0.1 million and $0.4 million, respectively.

INTEREST RATE RISK

Total debt at September 30, 2004, included approximately $28.3 million in floating rate debt attributed to the Senior Credit Agreement at a base interest rate plus 3.0 percent, or approximately 4.72 percent at September 30, 2004. We also have interest rate swaps outstanding on our fixed rate debt. As a result, our interest cost in 2004 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (i.e. LIBOR) would be approximately $0.2 million.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding the Company's legal proceedings can be found under the "Litigation" section of Note (9), "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS

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

    SYNAGRO TECHNOLOGIES, INC.

Date: November 5, 2004                By: /s/ Robert C. Boucher, Jr.
                                          --------------------------------------
                                          Chief Executive Officer and Director

Date: November 5, 2004                By: /s/ J. Paul Withrow
                                          --------------------------------------
                                          Chief Financial Officer and Director

                                 EXHIBIT INDEX

31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32.1     Section 1350 Certification of Chief Executive Officer

31.2     Section 1350 Certification of Chief Financial Officer