Form 10-Q/A
period 2004-03-31
SYNAGRO TECHNOLOGIES INC
filed 2005-03-22
CIK 895565

                                   FORM 10-Q/A


                                 AMENDMENT NO. 2


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

EXPLANATORY STATEMENT


The purpose for this Amendment No. 2 to Synagro's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004, is to restate our financial statements to include reportable segment disclosures pursuant to FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" as further discussed in footnotes 2 and 12 to the consolidated financial statements. Additionally, we have reclassified our reporting of gains and losses from the sale of fixed assets from other income or expense to income from operations for all periods presented.



We have restated footnotes 2 and 12 to our financial statements, made changes to Management's Discussion and Analysis of Financial Condition and Results of Operations and revised our Item 4 disclosures as necessary to reflect the results of the restatements discussed above. No other changes have been made to our Quarterly Report for the quarter ended March 31, 2004. No attempt has been made in this Form 10-Q/A to modify or update any disclosures except as required to reflect the results of the restatements discussed above and any changes made to prior period financial information for which a Form 10-Q/A was not filed. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.

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

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              --------------------------
                                                                  2004
                                                               (RESTATED)       2003
                                                              -----------    -----------
Revenue ...................................................   $    72,660    $    63,229
Cost of services ..........................................        60,344         51,387
                                                              -----------    -----------
Gross profit ..............................................        12,316         11,842

Selling, general and administrative expenses ..............         5,822          6,305
Gain on sale of assets ....................................          (158)            (3)
                                                              -----------    -----------
   Income from operations .................................         6,652          5,540
                                                              -----------    -----------
Other expense:
   Interest expense, net ..................................         5,169          5,848
   Other (income) expense, net ............................            40             32
                                                              -----------    -----------
      Total other expense, net ............................         5,209          5,880
                                                              -----------    -----------
Income (loss) before provision (benefit) for income taxes..         1,443           (340)
   Provision (benefit) for income taxes ...................           563           (129)
                                                              -----------    -----------
Net income (loss) before cumulative effect of change
   in accounting for asset retirement obligations and
   preferred stock dividends ..............................           880           (211)
Cumulative effect of change in accounting for
   asset retirement obligations, net of tax benefit of
   $292 ...................................................            --            476
                                                              -----------    -----------
Net income (loss) before preferred stock dividends ........           880           (687)
Preferred stock dividends .................................         2,138          1,975
                                                              -----------    -----------
Net loss applicable to common stock .......................   $    (1,258)   $    (2,662)
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

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                              2004        2003
                                                                        -------------  -------------
Cash flows from operating activities:
   Net loss applicable to common stock .........................            $ (1,258)   $ (2,662)
   Adjustments to reconcile net income applicable to common
      stock to net cash provided by operating activities:
        Preferred stock dividends ..............................               2,138       1,975
        Cumulative effect of change in accounting for
           asset retirement obligations, net ...................                  --         476
        Depreciation and amortization ..........................               4,632       4,181
        Amortization of debt financing costs ...................                 267         395
        Provision (benefit) for deferred income taxes ..........                 563        (129)
        Gain on sale of property, machinery and equipment ......                (158)         (3)
        (Increase) decrease in the following, net:
           Accounts receivable .................................               2,427       2,906
           Prepaid expenses and other assets ...................               1,464        (742)
        Increase (decrease) in the following:
           Accrued interest payable.............................               4,407       4,483
           Accounts payable and accrued expenses
              and other long-term liabilities ..................              (2,748)     (2,123)
                                                                            --------    --------
   Net cash provided by operating activities ...................              11,734       8,757
                                                                            --------    --------

Cash flows from investing activities:
      Purchases of property, machinery and equipment ...........              (4,216)     (3,928)
      Facility construction funded by restricted cash ..........              (2,768)       (263)
      Proceeds from sale of property, machinery and equipment ..                 283          --
      (Increase)  decrease in  restricted  cash for  facility
        construction ...........................................               2,768         (13)
      Other ....................................................                (280)       (200)
                                                                            --------    --------
      Net cash used in investing activities ....................              (4,213)     (4,404)
                                                                            --------    --------

Cash flows from financing activities:
      Payments of debt .........................................              (6,498)     (3,448)
      Debt issuance costs ......................................                (175)         --
      Increase in restricted cash for debt service .............                (869)       (971)
                                                                            --------    --------
      Net cash used in financing activities ....................              (7,542)     (4,419)
                                                                            --------    --------

Net decrease in cash and cash equivalents ......................                 (21)        (66)
Cash and cash equivalents, beginning of period .................                 206         239
                                                                            --------    --------
Cash and cash equivalents, end of period .......................            $    185    $    173
                                                                            ========    ========

Supplemental Cash Flow Information
   Interest paid during the period .............................            $    506    $    601
   Taxes paid during the period ................................            $    288    $    154


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
                                                        ========   =========


RESTATEMENT-AMENDMENT NO. 2



Pursuant to SFAS 131, "Disclosures about segments of an Enterprise and Related Information", the Company has restated its segment disclosure from one reporting segment as was originally reported to three reporting segments (see Note 12).


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

                          CONSOLIDATING BALANCE SHEETS
                              AS OF MARCH 31, 2004
                             (DOLLARS IN THOUSANDS)
                                   (RESTATED)


                                                                                     NON-
                                                                     GUARANTOR     GUARANTOR
                                                        PARENT      SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS   CONSOLIDATED
                                                      ---------     ------------  ------------ ------------   ------------
               ASSETS
Current Assets:
  Cash and cash equivalents ....................      $      84       $     50      $    51      $     --       $     185
  Restricted cash ..............................             --          1,636           --            --           1,636
  Accounts receivable, net .....................             --         57,154           --            --          57,154
  Note receivable, current portion .............             --            620           --            --             620
  Prepaid expenses and other current assets ....             --         15,056           --            --          15,056
                                                      ---------       --------      -------      --------       ---------
     Total current assets ......................             84         74,516           51            --          74,651
Property, machinery & equipment, net ...........             --        208,018        8,915            --         216,933
Other Assets:
  Goodwill .....................................             --        171,051           --            --         171,051
  Investments in subsidiaries ..................         74,870             --           --       (74,870)             --
  Intercompany .................................        271,593             --           --      (271,593)             --
  Restricted cash - construction fund ..........             --             --        9,417            --           9,417
  Restricted cash - debt service fund ..........             --          6,204        1,714            --           7,918
  Other, net ...................................          7,550          4,785        2,972            --          15,307
                                                      ---------       --------      -------      --------       ---------
     Total assets ..............................      $ 354,097       $464,574      $23,069     $(346,463)      $ 495,277
                                                      =========       ========      =======      ========       =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt ............      $     890       $     --      $    --      $     --       $     890
  Current portion of nonrecourse project
   revenue bonds ...............................             --          2,570           --            --           2,570
  Current portion of capital lease obligations .             --          2,678           --            --           2,678
  Accrued interest payable .....................          8,630             --           --            --           8,630
  Accounts payable and accrued expenses ........             --         44,965          841            --          45,806
                                                      ---------       --------      -------      --------       ---------
     Total current liabilities .................          9,520         50,213          841            --          60,574

Long-Term Debt:
  Long-term debt obligations, net ..............        190,385             --           --            --         190,385
  Nonrecourse project revenue bonds, net .......             --         41,365       20,943            --          62,308
  Intercompany .................................             --        271,593           --      (271,593)             --
  Capital lease obligations, net ...............             --         12,112           --            --          12,112
                                                      ---------       --------      -------      --------       ---------
   Total long-term debt ........................        190,385        325,070       20,943      (271,593)        264,805
Other long-term liabilities ....................          2,865         15,706           --            --          18,571
                                                      ---------       --------      -------      --------       ---------
     Total liabilities .........................        202,770        390,989       21,784      (271,593)        343,950

Commitments and Contingencies
Redeemable Preferred Stock, 69,792.29 shares
  issued and outstanding, redeemable at $1,000
  per share ....................................         88,437             --           --            --          88,437
Stockholders' Equity:
  Capital ......................................         80,015         37,804        1,285       (39,089)         80,015
  Accumulated deficit ..........................        (15,949)        35,781           --       (35,781)        (15,949)
  Accumulated other comprehensive loss .........         (1,176)            --           --            --          (1,176)
                                                      ---------       --------      -------      --------       ---------
     Total stockholders' equity ................         62,890         73,585        1,285       (74,870)         62,890
                                                      ---------       --------      -------      --------       ---------
Total liabilities and stockholders' equity .....      $ 354,097       $464,574      $23,069     $(346,463)      $ 495,277
                                                      =========       ========      =======      ========       =========

                          CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)
                                   (RESTATED)


                                                                                     NON-
                                                                     GUARANTOR     GUARANTOR
                                                        PARENT      SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS   CONSOLIDATED
                                                      ---------     ------------  ------------ ------------   ------------
               ASSETS
Current Assets:
  Cash and cash equivalents ....................      $      91       $     64      $    51      $     --       $     206
  Restricted cash ..............................             --          1,410           --            --           1,410
  Accounts receivable, net .....................             --         59,581           --            --          59,581
  Note receivable, current portion .............             --            342           --            --             342
  Prepaid expenses and other current assets ....             --         10,840           --            --          10,840
                                                      ---------       --------      -------      --------       ---------
     Total current assets ......................             91         72,237           51            --          72,379
Property, machinery & equipment, net ...........             --        207,833        5,864            --         213,697
Other Assets:
  Goodwill .....................................             --        171,051           --            --         171,051
  Investments in subsidiaries ..................         75,199             --           --       (75,199)             --
  Intercompany .................................        271,655             --           --      (271,655)             --
  Restricted cash - construction fund ..........             --             --       12,184            --          12,184
  Restricted cash - debt service fund ..........             --          5,561        1,714            --           7,275
  Other, net ...................................          6,217          4,902        2,972            --          14,091
                                                      ---------       --------      -------      --------       ---------
     Total assets ..............................      $ 353,162       $461,584      $22,785     $(346,854)      $ 490,677
                                                      =========       ========      =======      ========       =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt ............      $     955       $     --      $    --      $     --       $     955
  Current portion of nonrecourse project
   revenue bonds ...............................             --          2,570           --            --           2,570
  Current portion of capital lease obligations .             --          2,678           --            --           2,678
  Accrued interest Payable .....................          4,222             --           --            --           4,222
  Accounts payable and accrued expenses ........             --         40,873          564            --          41,437
                                                      ---------       --------      -------      --------       ---------
     Total current liabilities .................          5,177         46,121          564            --          51,862
Long-Term Debt:
  Long-term debt obligations, net ..............        194,084             --           --            --         194,084
  Nonrecourse project revenue bonds, net .......             --         41,365       20,936            --          62,301
  Intercompany .................................             --        271,655           --      (271,655)             --
  Capital lease obligations, net ...............             --         12,748           --            --          12,748
                                                      ---------       --------      -------      --------       ---------
   Total long-term debt ........................        194,084        325,768       20,936      (271,655)        269,133
Other long-term liabilities ....................          3,580         15,781           --            --          19,361
                                                      ---------       --------      -------      --------       ---------
     Total liabilities .........................        202,841        387,670       21,500      (271,655)        340,356
Commitments and Contingencies
Redeemable Preferred Stock, 69,792.29 shares
  issued and outstanding, redeemable at $1,000
  per share ....................................         86,299             --           --            --          86,299
Stockholders' Equity:
  Capital ......................................         82,153         37,804        1,285       (39,089)         82,153
  Accumulated deficit ..........................        (16,829)        36,110           --       (36,110)        (16,829)
  Accumulated other comprehensive loss .........         (1,302)            --           --            --          (1,302)
                                                      ---------       --------      -------      --------       ---------
     Total stockholders' equity ................         64,022         73,914        1,285       (75,199)         64,022
                                                      ---------       --------      -------      --------       ---------
Total liabilities and stockholders' equity .....      $ 353,162       $461,584      $22,785     $(346,854)      $ 490,677
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


(12) SEGMENT INFORMATION (Restated)



The Company has determined that its interim segment disclosures for 2004 and 2003 should be restated to expand its segment disclosures from one reporting segment as was originally reported to three reporting segments as presented herein.



The Company's Chief Operating Decision Maker regularly evaluates operating results, assesses performance and allocates resources on a geographic basis, with the exception of its rail operations and its engineering, facilities, and development (EFD) group which are separately managed. Accordingly, the Company reports the results of its activities in three reporting segments, which include: Residuals Management Operations, Rail Transportation, and EFD.



Residuals Management Operations include the Company's business activities that are managed on a geographic basis in the Northeast, Central, South, and West regions of the United States. These geographic areas have been aggregated and reported as a segment because they meet the aggregation criteria of SFAS 131. Rail Transportation includes the transfer and rail haul of materials across several states where the material is typically either land applied or landfill disposed. Rail Transportation is a separate segment because it is monitored separately and because it only offers long-distance land application and disposal services to its customers. EFD includes construction management activities and first year of operations for certain new processing facilities as well as the marketing and sale of certain pellets and compost fertilizers.



The Company's operations by reportable segment are summarized below ($ in thousands):



                                               RESIDUALS                       ENGINEERING
                                               MANAGEMENT         RAIL         FACILITIES     SEGMENTS     CORPORATE/
                                               OPERATIONS    TRANSPORTATION    DEVELOPMENT    COMBINED    ELIMINATIONS  CONSOLIDATED
                                               ----------    --------------    -----------    --------    ------------  ------------
Three Months Ended March 31, 2004
Revenue from external services................   $61,197         $9,606          $ 1,857       $72,660      $    --        $72,660
Revenues from other segments..................        --            785               --           785         (785)            --
Income (loss) from operations.................     9,636          1,355             (601)       10,390       (3,738)         6,652

Three Months Ended March 31, 2003
Revenue from external services................   $54,201         $6,915          $ 2,113       $63,229      $    --        $63,229
Revenues from other segments..................        --            957               --           957         (957)            --
Income (loss) from operations.................     9,518            503           (1,148)        8,873       (3,333)         5,540



The accounting policies of the Company's segments are the same as those described for the Company in footnote 1. Revenues from transactions with other segments are based on terms substantially similar to transactions with unrelated third party customers. The following reconciles segment income from operations to the Company's consolidated income before provision for income taxes:



                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                         2004                  2003
                                                        -------               ------
                                                               (IN THOUSANDS)
Segment income from operations.......................   $10,390               $8,873
Corporate............................................     3,738                3,333
                                                        -------               ------
Income from operations...............................     6,652                5,540
Total other expense, net.............................     5,209                5,880
                                                        -------               ------
Income (loss) before provision for income taxes......    $1,443               $ (340)
                                                         ======               ======

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

RESTATEMENT


We have restated our footnote disclosures included in our consolidated financial statements as of March 31, 2004 previously reported in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on October 20, 2004. This Form 10-Q/A reflects the restatement of our segment disclosure from one reporting segment as was originally reported to three reporting segments.


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

HISTORICAL RESULTS OF OPERATIONS


                                                   THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------------------
                                                 2004                        2003
                                         --------------------        --------------------
                                                          (in thousands)
Revenue ...........................      $ 72,660       100.0%       $ 63,229       100.0%
Cost of services ..................        60,344        83.0%         51,387        81.3%
                                         --------       -----        --------       -----
Gross profit ......................        12,316        17.0%         11,842        18.7%

Selling, general and administrative
 expenses .........................         5,822         8.0%          6,305        10.0%
Gain on sale of assets ............          (158)       (0.2)%            (3)       (0.0)%
                                         --------       -----        --------       -----
Income from operations ............         6,652         9.2%          5,540         8.7%
                                         --------       -----        --------       -----
Other expense:
 Interest expense, net ............         5,169         7.1%          5,848         9.2%
 Other (income) expense, net ......            40         0.1%             32         0.0%
                                         --------       -----        --------       -----
   Total other expense, net .......         5,209         7.2%          5,880         9.2%
                                         --------       -----        --------       -----
Income (loss) before provision for
 income taxes .....................         1,443         2.0%           (340)       (0.5)%
Provision (benefit) for income
 taxes ............................           563         0.8%           (129)       (0.2)%
                                         --------       -----        --------       -----
Net income (loss) before
 cumulative effect of change in
 accounting for asset retirement
 obligations and preferred stock
 dividends ........................           880         1.2%           (211)       (0.3)%
Cumulative effect of change in
 accounting for asset retirement
 obligations, net of tax benefit ..            --         0.0%            476         0.8%
                                         --------       -----        --------       -----
Net income (loss) before preferred
 stock dividends ..................           880         1.2%           (687)       (1.1)%
                                                        =====                       =====
Preferred stock dividends .........         2,138                       1,975
                                         --------                    --------
Net (loss) applicable to common
 stock ............................      $ (1,258)                   $ (2,662)
                                         ========                    ========




Revenue and income from operations are summarized by reporting segment, as follows (in thousands):



                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31,
                                                 ---------------------------
                                                   2004               2003
                                                 --------           --------
Revenue
  Residuals Management Operations.............   $ 61,197           $ 54,201
  Rail Transportation.........................     10,391              7,872
  Engineering, Facilities, and Development....      1,857              2,113
  Elimination.................................       (785)              (957)
                                                 --------           --------
                                                 $ 72,660           $ 63,229
                                                 ========           ========
Income (loss) from operations
  Residuals Management Operations.............   $  9,636           $  9,518
  Rail Transportation.........................      1,355                503
  Engineering, Facilities, and Development....      (601)             (1,148)
  Corporate...................................    (3,738)             (3,333)
                                                 --------           --------
                                                 $  6,652           $  5,540
                                                 ========           ========



For the three months ended March 31, 2004, net revenue was approximately $72.7 million compared to approximately $63.2 million for the three months ended March 31, 2003, representing an increase of approximately $9.4 million, or 14.9 percent. Approximately $2.8 million of the increase related to event type work in our South and Northeast regions, approximately $0.8 million of the increase in revenue relates to an acquisition completed in May 2003 and the remainder from increased contract service revenues. Our Residuals Management Operations revenues for the three months ended March 31, 2004, increased approximately $7.0 million or 13 percent to $61.2 million compared to $54.2 million for 2003 due primarily to the increase in contract (including acquisition revenue) and event revenues described above. Our Rail Transportation revenues for the three months ended March 31, 2004, increased approximately $2.5 million or 32 percent to $10.4 million compared to $7.9 million for 2003 due primarily to an increase in contract services. Our Engineering, Facilities, and Development revenues for the three months ended March 31, 2004, decreased approximately $0.2 million to $1.9 million compared to $2.1 million for 2003 due primarily to a decrease in product marketing revenues.


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


As a result of the foregoing, income from operations for the three months ended March 31, 2004, was approximately $6.7 million, or 9.2 percent of revenue, compared to approximately $5.5 million, or 8.7 percent of revenue, for the three months ended March 31, 2003. Our Residuals Management Operations income from operations for the three months ended March 31, 2004, totaled approximately
$9.6 million compared to $9.5 million for 2003 due primarily to the improvement in land application and event margins, which was offset by an approximately
$1.1 million increase in facilities repairs and maintenance costs described above. Our Rail Transportation income from operations increased from $0.5 million in 2003 to $1.4 million in 2004 due primarily to the increase in contract services revenues and the improvement in land application margins described above. Our Engineering, Facilities, and Development loss from operations decreased from a loss of $1.1 million in 2003 to a loss of $0.6 million in 2004 due primarily to the startup costs of new facilities in 2003.



Other expense, net, for the three months ended March 31, 2004, was approximately $5.2 million compared to approximately $5.9 million for the three months ended March 31, 2003, representing a decrease of approximately $0.7 million. The decrease relates primarily to a reduction in interest expense due to payments on debt and savings associated with interest rate swaps entered into in the third quarter of 2003.


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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q/A, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer originally concluded in the initial filing of the Company's Form 10-Q on May 7, 2004, that the Company's disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) that is required to be included in our periodic filings under the Exchange Act. Subsequent to the initial filing of the Company's Form 10-K on March 30, 2004, the Company engaged PricewaterhouseCoopers (PWC) to re-audit the Company's financial statements for 2001. During the course of completing this re-audit certain adjustments were identified that resulted in the restatement of the Company's financial statements that were reflected in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003; Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2004 and the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2004, all of which were filed with the SEC on October 20, 2004 (collectively, the "October 2004 Restatement").


The Company determined that pursuant to the standards established by the Public Company Accounting Oversight Board, the control weaknesses related to its financial reporting processes constituted a material weakness in our internal controls over financial reporting. This was due to the fact that the adjustments which resulted in the restatement of the financial statements were not identified by its existing control structure. The re-audit and the adjustments primarily related to purchase accounting and deferred income taxes. Since the original filing of the December 31, 2001 Form 10-K in March 2002, the Company has continued to review and enhance its financial reporting process. Management took several steps to correct the weaknesses in its internal controls over financial reporting, including:


         o the hiring of employees with financial reporting technical expertise, including public company financial reporting experience,
         o the addition of new personnel with specific responsibility for internal and external reporting oversight, tax planning and reporting, finance, and cash management,
         o the implementation of new management and tax reporting systems, and associated procedure changes, to enhance our external financial reporting, internal legal entity reporting, internal management reporting, and planning and budgeting processes,
         o requiring employees to attend technical training and updates on financial reporting matters, including information on Sarbanes Oxley planning and implementation issues, and

         o providing employee access to on-line research databases necessary to research technical financial and tax accounting and reporting matters.


In preparing its consolidated financial statements for the year ended December 31, 2004, the Company determined that its segment disclosures should be restated from one reporting segment as was originally reported to three reporting segments. Accordingly the segment information originally presented has been restated. The revised disclosures are more fully described in Note 12 to the condensed consolidated financial statements included elsewhere herein. The Company concluded, with the concurrence of the Audit Committee, that condensed consolidated financial statements for the quarterly period ended March 31, 2004 required restatement. The restatement is reflected in this Amendment No. 2 to Form 10-Q/A for the quarterly period ended March 31, 2004 (the "Segment Reporting Restatement").



The Company has also concluded that the errors resulting in the Segment Reporting Restatement were attributable to control weaknesses related to its financial reporting processes constituting a material weakness in our internal controls over financial reporting. This is due to the fact that disclosures which resulted in the March 2005 Segment Reporting Restatement were not identified by its existing control structure.



The Chief Executive Officer and Chief Financial Officer previously concluded after the October 2004 Restatement in the filing of the Company's Form 10-Q/A on October 20, 2004, that the disclosure controls and procedures were ineffective at March 31, 2004.



During 2005, management has begun to put procedures in place to correct the weaknesses in its internal control over financial reporting, in addition to actions discussed above. The Company has begun to formulate procedures related to documenting and analyzing complex technical issues which will formally document its conclusions regarding such matters.

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

    SYNAGRO TECHNOLOGIES, INC.


Date: March 21, 2005                    By: /s/ Robert C. Boucher, Jr.
                                            ------------------------------------
                                            Chief Executive Officer and Director



Date: March 21, 2005                    By: /s/ J. Paul Withrow
                                            ------------------------------------
                                            Chief Financial Officer and Director

                                 EXHIBIT INDEX

Exhibit No              Description




31.1        Certification of Chief Executive Officer

31.2        Certification of Chief Financial Officer

32.1        Section 1350 Certification of Chief Executive Officer

32.2        Section 1350 Certification of Chief Financial Officer