Form 10-Q/A
period 2004-06-30
SYNAGRO TECHNOLOGIES INC
filed 2005-03-22
CIK 895565

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

EXPLANATORY STATEMENT

The purpose for this Amendment No. 2 to Synagro's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, is to restate our financial statements to include reportable segment disclosures pursuant to FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" as further discussed in footnotes 2 and 13 to the consolidated financial statements. We have also made an adjustment to revenue recognized under the percentage-of-completion method of accounting for imputed interest on receivables associated with a long-term contract that will be collected over an extended period following completion of the contract. Additionally, we have reclassified our reporting of gains and losses from the sale of fixed assets from other income or expense to income from operations for all periods presented.

We have restated footnotes 2 and 13 to our financial statements, made changes to Management's Discussion and Analysis of Financial Condition and Results of Operations and revised our Item 4 disclosures as necessary to reflect the results of the restatements discussed above. No other changes have been made to our Quarterly Report for the quarter ended June 30, 2004. No attempt has been made in this Form 10-Q/A to modify or update any disclosures except as required to reflect the results of the restatements discussed above and any changes made to prior period financial information for which a Form 10-Q/A was not filed. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.

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

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                 JUNE 30,     DECEMBER 31,
                                                                  2004           2003
                                                                ---------     ------------
                                                               (RESTATED)      (DERIVED
                                                                              FROM AUDITED
                                                                               FINANCIAL
                                                               (UNAUDITED)    STATEMENTS)
                            ASSETS
Current Assets:
   Cash and cash equivalents..................................  $     180     $        206
   Restricted cash............................................      2,304            1,410
   Accounts receivable, net...................................     58,779           59,581
   Note receivable, current portion...........................        610              342
   Prepaid expenses and other current assets..................     14,197           10,840
                                                                ---------     ------------
      Total current assets....................................     76,070           72,379

Property, machinery & equipment, net..........................    220,006          213,697

Other Assets:
   Goodwill...................................................    171,521          171,051
   Restricted cash - construction fund........................      4,939           12,184
   Restricted cash - debt service fund........................      8,560            7,275
   Other, net.................................................     13,982           14,091
                                                                ---------     ------------
         Total assets.........................................  $ 495,078     $    490,677
                                                                =========     ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt.......................  $     937     $        955
   Current maturities of nonrecourse project revenue bonds....      2,570            2,570
   Current maturities of capital lease obligations............      2,964            2,678
   Accrued interest payable...................................      4,078            4,222
   Accounts payable and accrued expenses......................     46,941           41,437
                                                                ---------     ------------
      Total current liabilities...............................     57,490           51,862

Long-Term Debt:
   Long-term debt obligations, net............................    182,802          194,084
   Nonrecourse project revenue bonds, net.....................     62,314           62,301
   Capital lease obligations, net.............................     12,376           12,748
                                                                ---------     ------------
      Total long-term debt....................................    257,492          269,133
      Other long-term liabilities.............................     23,516           19,361
                                                                ---------     ------------
          Total liabilities...................................    338,498          340,356

Commitments and Contingencies

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share................     90,613           86,299

Stockholders' Equity:
   Preferred stock, $.002 par value, 10,000,000 shares
      authorized, none issued and outstanding..............            --               --
   Common stock, $.002 par value, 100,000,000 shares
      authorized, 19,775,821 and 19,775,821 shares issued
      and outstanding, respectively...........................         40               40
   Additional paid-in capital.................................     77,799           82,113
   Accumulated deficit........................................    (10,822)         (16,829)
   Accumulated other comprehensive loss.......................     (1,050)          (1,302)
                                                                ---------     ------------
      Total stockholders' equity..............................     65,967           64,022
                                                                ---------     ------------
Total liabilities and stockholders' equity....................  $ 495,078     $    490,677
                                                                =========     ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            JUNE 30,                            JUNE 30,
                                                                ------------------------------      ------------------------------
                                                                    2004              2003              2004              2003
                                                                ------------      ------------      ------------      ------------
                                                                 (RESTATED)                          (RESTATED)
Revenue......................................................   $     82,164      $     75,641      $    154,825      $    138,870
Cost of services.............................................         63,253            55,501           123,597           106,888
                                                                ------------      ------------      ------------      ------------
Gross profit.................................................         18,911            20,140            31,228            31,982

Selling, general and administrative expenses.................          5,699             5,926            11,521            12,230
Gain on sale of assets.......................................           (734)              (92)             (892)              (95)
                                                                ------------      ------------      ------------      ------------
   Income from operations....................................         13,946            14,306            20,599            19,847
Other (income) expense:
   Interest  expense, net....................................          5,582             6,208            10,751            12,055
   Other  income, net........................................            (40)               50                --                84
                                                                ------------      ------------      ------------      ------------
      Total other expense, net...............................          5,542             6,258            10,751            12,139
                                                                ------------      ------------      ------------      ------------
Income before provision for income taxes.....................          8,404             8,048             9,848             7,708
   Provision for income taxes................................          3,278             3,058             3,841             2,929
                                                                ------------      ------------      ------------      ------------

Net income before cumulative effect of change
   in accounting for asset retirement obligations and
   preferred stock dividends.................................          5,126             4,990             6,007             4,779
Cumulative effect of change in accounting for asset
   Retirement obligations, net of tax benefit of $292........             --                --                --               476
                                                                ------------      ------------      ------------      ------------
Net income before preferred stock dividends..................          5,126             4,990             6,007             4,303
Preferred stock dividends....................................          2,176             2,029             4,314             4,004
                                                                ------------      ------------      ------------      ------------
Net income applicable to common stock........................   $      2,950      $      2,961      $      1,693      $        299
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

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                                         ACCUMULATED                   RESTATED
                                        COMMON STOCK        ADDITIONAL   (RESTATED)         OTHER                    COMPREHENSIVE
                                   ----------------------    PAID-IN     ACCUMULATED    COMPREHENSIVE    RESTATED       INCOME
                                      SHARES      AMOUNT     CAPITAL      DEFICIT       INCOME (LOSS)      TOTAL     (SEE NOTE 2)
                                   -----------    -------   ----------   -----------    -------------   ----------   -------------
BALANCE, January 1, 2004..........  19,775,821    $    40   $   82,113   $   (16,829)   $      (1,302)  $   64,022   $          --
 Change in comprehensive income...          --         --           --            --              252          252             252
 Preferred stock dividends........                              (4,314)                                     (4,314)
 Net income before preferred
    stock dividends (restated)....          --         --           --         6,007               --        6,007           6,007
                                   -----------    -------   ----------   -----------    -------------   ----------   -------------
BALANCE, June 30, 2004............  19,775,821    $    40   $   77,799   $   (10,822)   $      (1,050)  $   65,967   $       6,259
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

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                       2004             2003
                                                                     --------         --------
                                                                    (RESTATED)
Cash flows from operating activities:
   Net income applicable to common stock.........................    $  1,693         $    299
   Adjustments to reconcile net income applicable to common
      stock to net cash provided by operating activities:
        Preferred stock dividends................................       4,314            4,004
        Cumulative effect of change in accounting for
           asset retirement obligations..........................          --              476
        Depreciation and amortization............................       9,490            8,425
        Amortization of debt financing costs.....................         615              517
        Provision for deferred income taxes......................       3,764            2,870
        Gain on sale of property, machinery and equipment........        (892)             (95)
      (Increase) decrease in the following, net:
           Accounts receivable...................................         803           (6,303)
           Prepaid expenses and other current assets ............        (187)            (860)
      Increase (decrease) in the following, net:
           Accrued interest payable..............................        (144)             215
           Accounts payable and accrued expenses
              and other long-term liabilities....................         367           (4,179)
                                                                     --------         --------
   Net cash provided by operating activities.....................      19,823            5,369
                                                                     --------         --------
Cash flows from investing activities:
      Purchase of businesses.....................................        (470)          (4,418)
      Purchases of property, machinery and equipment ............      (7,563)          (7,932)
      Proceeds from sale of property, machinery and equipment....       1,672           14,103
      Facility construction funded by restricted cash ...........      (7,240)              --
      Decrease in restricted cash for facility construction .....       7,240              461
      Increase in other restricted cash accounts.................      (2,174)            (243)
      Other......................................................        (269)            (169)
                                                                     --------         --------
Net cash (used) provided by investing activities.................      (8,804)           1,802
                                                                     --------         --------
Cash flows from financing activities:
      Payments of debt...........................................     (12,869)          (6,478)
      Net increase in bank revolver borrowings...................       2,000               --
      Debt issuance costs........................................        (176)            (774)
                                                                     --------         --------
Net cash used in financing activities............................     (11,045)          (7,252)
                                                                     --------         --------
Net decrease in cash and cash equivalents........................         (26)             (81)
Cash and cash equivalents, beginning of period...................         206              239
                                                                     --------         --------
Cash and cash equivalents, end of period.........................    $    180         $    158
                                                                     ========         ========
Supplemental Cash Flow Information
     Interest paid during the period.............................    $  9,119         $  8,931
     Taxes paid during the period................................    $    355         $    154


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

Had the Company elected to apply SFAS No. 123, the Company's net income (loss) and income (loss) per diluted share would have approximated the pro forma amounts indicated below (in thousands):


                                                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------     -------------------------
                                                              2004           2003            2004           2003
                                                           ----------    -------------     ---------    ------------
                                                           (RESTATED)                      (RESTATED)
Net income applicable to common stock, as reported..       $    2,950    $       2,961     $   1,693    $        299
Less:  Compensation expense per SFAS No. 123,
  net of tax........................................       $      289    $         368     $     554    $        732
                                                           ----------    -------------     ---------    ------------
Pro forma after effect of SFAS No. 123..............       $    2,661    $       2,593     $   1,139    $       (433)
                                                           ==========    =============     =========    ======---===
Diluted income per share, as reported...............       $     0.09    $        0.09     $    0.09    $       0.02
Pro forma after effect of SFAS No. 123..............       $     0.08    $        0.08     $    0.06    $      (0.02)


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

RESTATEMENT - AMENDMENT NO. 2

The Company has determined that its financial results for the second quarter of 2004 should be restated to reflect an adjustment to revenue recognized under the percentage-of-completion method of accounting for imputed interest on receivables associated with a long-term contract that will be collected over an extended period following completion of the contract. The net effect of the adjustments to the June 30, 2004 condensed consolidated financial statements which have been recorded in the accompanying condensed consolidated balance sheet, statement of operations and statement of stockholders' equity are as follows:


                                                                AS OF JUNE 30, 2004
                                                            --------------------------
                                                            AS PREVIOUSLY
                                                             REPORTED(1)   AS RESTATED
                                                            ------------   -----------
                                                                  (IN THOUSANDS)
Selected consolidated balance sheet data:
    Accounts receivable, net ...............................    $58,916     $58,779
    Total current assets ...................................     76,207      76,070
    Total assets ...........................................    495,215     495,078
    Accounts payable and accrued expenses ..................     46,968      46,941
    Total current liabilities ..............................     57,517      57,490
    Other long-term liabilities ............................     23,559      23,516
    Total liabilities ......................................    338,568     338,498
    Accumulated deficit ....................................    (10,755)    (10,822)
    Total stockholders' equity .............................     66,034      65,967
    Total liabilities and stockholders' equity .............   $495,215    $495,078



(1) from Amendment No. 1



                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                   JUNE 30,
                                                          -------------------------  ---------------------------
                                                                    2004                         2004
                                                         --------------------------  ---------------------------
                                                         AS PREVIOUSLY               AS PREVIOUSLY
                                                           REPORTED     AS RESTATED    REPORTED    AS RESTATED
                                                         ------------   -----------  ------------    -----------
                                                                (IN THOUSANDS)             (IN THOUSANDS)
    ...................................................
Selected consolidated statement of operations data:
    Revenue ...........................................     $82,301       $82,164       $154,962       $154,825
    Cost of services ..................................      63,280        63,253        123,624        123,597
    Gross profit ......................................      19,021        18,911         31,338         31,228
    Income from operations ............................      13,322        13,946         19,817         20,599
    Income before provision for income taxes ..........       8,514         8,404          9,958          9,848
    Provision for income taxes ........................       3,320         3,278          3,884          3,841
    Net income before preferred stock dividends .......       5,194         5,126          6,074          6,007
    Net income applicable to common stock .............       3,018         2,950          1,760          1,693
    Earnings per share - basic ........................        0.15          0.15           0.09           0.09
    Earnings per share - diluted ......................        0.09          0.09           0.11           0.10



The results of the restatement included a reduction to revenue for the three and six month periods ended June 30, 2004 of approximately $137,000. There was also an impact on cost of services of approximately $27,000 for the three and six months ended June 30, 2004. Net income was impacted, net of taxes, by approximately $67,000 for the same periods as well. Earnings per share on a diluted basis was reduced by $0.01 per share for the six months ended June 30, 2004 and there was no change for the three months ended June 30, 2004.



Additionally, pursuant to SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has restated its segment disclosure from one reporting segment as was originally reported to three reporting segments (see Note 13).


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


                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                         ----------------------------     -----------------------------
                                                            2004             2003             2004             2003
                                                          (RESTATED)                       (RESTATED)
                                                         -----------     ------------     ------------     ------------
                                                                           (in thousands except share data)
Net income applicable to common stock:

Net income before cumulative effect of change in
   accounting for asset retirement obligations
   and preferred stock dividends.....................   $      5,126     $      4,990     $      6,007     $      4,779
Cumulative effect of change in accounting for
   asset retirement obligations, net of tax benefit
   of $292...........................................             --               --               --              476
                                                        ------------     ------------     ------------     ------------
Net income before preferred stock dividends..........          5,126            4,990            6,007            4,303
Preferred stock dividends............................          2,176            2,029            4,314            4,004
                                                        ------------     ------------     ------------     ------------
Net income applicable to common stock................   $      2,950     $      2,961     $      1,693     $        299
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

                          CONSOLIDATING BALANCE SHEETS
                               AS OF JUNE 30, 2004

                             (DOLLARS IN THOUSANDS)
                                   (RESTATED)


                                                                                     NON-
                                                                     GUARANTOR    GUARANTOR
                                                          PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                          ------   ------------  ------------  ------------  ------------
                   ASSETS
Current Assets:
  Cash and cash equivalents..........................   $      84    $      45     $      51     $      --    $     180
  Restricted cash....................................          --        2,304            --            --        2,304
  Accounts receivable, net...........................          --       58,779            --            --       58,779
  Note receivable, current portion...................          --          610            --            --          610
  Prepaid expenses and other current assets..........          --       14,197            --            --       14,197
                                                        ---------    ---------     ---------     ---------    ---------
          Total current assets.......................          84       75,935            51            --       76,070
Property, machinery & equipment, net.................          --      206,448        13,558            --      220,006
Other Assets:
  Goodwill...........................................          --      171,521            --            --      171,521
  Investments in subsidiaries........................      79,174           --            --       (79,174)          --
  Intercompany.......................................     258,796           --            --      (258,796)          --
  Restricted cash - construction fund................          --           --         4,939            --        4,939
  Restricted cash - debt service fund................          --        6,846         1,714            --        8,560
  Other, net.........................................       6,198        4,812         2,972            --       13,982
                                                        ---------    ---------     ---------     ---------    ---------
          Total assets...............................   $ 344,252    $ 465,562     $  23,234     $(337,970)   $ 495,078
                                                        =========    =========     =========     =========    =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt...............   $     334    $     603     $      --     $      --    $     937
  Current maturities of nonrecourse project
      revenue bonds..................................          --        2,570            --            --        2,570
  Current maturities of capital lease obligations....          --        2,964            --            --        2,964
  Accrued interest payable...........................       4,078           --            --            --        4,078
  Accounts payable and accrued expenses..............          --       45,941         1,000            --       46,941
                                                        ---------    ---------     ---------     ---------    ---------
          Total current liabilities..................       4,412       52,078         1,000            --       57,490

Long-Term Debt:
  Long-term debt obligations, net....................     181,996          806            --            --      182,802
  Nonrecourse project revenue bonds, net.............          --       41,365        20,949            --       62,314
  Intercompany.......................................          --      258,796            --      (258,796)          --
  Capital lease obligations, net.....................          --       12,376            --            --       12,376
                                                        ---------    ---------     ---------     ---------    ---------
     Total long-term debt............................     181,996      313,343        20,949      (258,796)     257,492
     Other long-term liabilities.....................       1,264       22,252            --            --       23,516
                                                        ---------    ---------     ---------     ---------    ---------

          Total liabilities..........................     187,672     387,673        21,949       (258,796)    338,498

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share.....................      90,613           --            --            --       90,613
Stockholders' Equity:
  Capital............................................      77,839       37,804         1,285       (39,089)      77,839
  Accumulated deficit................................     (10,822)      40,085            --       (40,085)     (10,822)
  Accumulated other comprehensive loss...............      (1,050)          --            --            --       (1,050)
                                                        ---------    ---------     ---------     ---------    ---------
          Total stockholders' equity.................      65,967       77,889         1,285       (79,174)      65,967
                                                        ---------    ---------     ---------     ---------    ---------
Total liabilities and stockholders' equity...........   $ 344,252    $ 465,562     $  23,234     $(337,970)   $ 495,078
                                                        =========    =========     =========     =========    =========

                          CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)
                                   (RESTATED)


                                                                                      NON-
                                                                   GUARANTOR       GUARANTOR
                                                       PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                       ------     ------------    ------------   ------------     ------------
                  ASSETS
Current Assets:
  Cash and cash equivalents.......................   $       91    $      64        $     51       $      --        $     206
  Restricted cash.................................           --        1,410              --              --            1,410
  Accounts receivable, net........................           --       59,581              --              --           59,581
  Note receivable, current portion................           --          342              --              --              342
  Prepaid expenses and other current assets.......           --       10,840              --              --           10,840
                                                     ----------    ---------        --------       ---------        ---------
          Total current assets....................           91       72,237              51              --           72,379
Property, machinery & equipment, net..............           --      207,833           5,864              --          213,697
Other Assets:
  Goodwill........................................           --      171,051              --              --          171,051
  Investments in subsidiaries.....................       75,199           --              --         (75,199)              --
  Intercompany....................................      271,655           --              --        (271,655)              --
  Restricted cash - construction fund.............           --           --          12,184              --           12,184
  Restricted cash - debt service fund.............           --        5,561           1,714              --            7,275
  Other, net......................................        6,217        4,902           2,972              --           14,091
                                                     ----------    ---------        --------       ---------        ---------
          Total assets............................   $  353,162    $ 461,584        $ 22,785       $(346,854)       $ 490,677
                                                     ==========    =========        ========       =========        =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt...............   $      955    $      --        $     --       $      --        $     955
  Current portion of nonrecourse project
      revenue bonds...............................           --        2,570              --              --            2,570
  Current portion of capital lease obligations....           --        2,678              --              --            2,678
  Accrued interest payable........................        4,222           --              --              --            4,222
  Accounts payable and accrued expenses...........           --       40,873             564              --           41,437
                                                     ----------    ---------        --------       ---------        ---------
          Total current liabilities...............        5,177       46,121             564              --           51,862
Long-Term Debt:
  Long-term debt obligations, net.................      194,084           --              --              --          194,084
  Nonrecourse project revenue bonds, net..........           --       41,365          20,936              --           62,301
  Intercompany....................................           --      271,655              --        (271,655)              --
  Capital lease obligations, net..................           --       12,748              --              --           12,748
                                                     ----------    ---------        --------       ---------        ---------
     Total long-term debt.........................      194,084      325,768          20,936        (271,655)         269,133
Other long-term liabilities.......................        3,580       15,781              --              --           19,361
                                                     ----------    ---------        --------       ---------        ---------
          Total liabilities.......................      202,841      387,670          21,500        (271,655)         340,356

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share..................       86,299           --              --              --           86,299
Stockholders' Equity:
  Capital.........................................       82,153       37,804           1,285         (39,089)          82,153
  Accumulated deficit.............................      (16,829)      36,110              --         (36,110)         (16,829)
  Accumulated other comprehensive loss............       (1,302)          --              --              --           (1,302)
                                                     ----------    ---------        --------       ---------        ---------
          Total stockholders' equity..............       64,022       73,914           1,285         (75,199)          64,022
                                                     ----------    ---------        --------       ---------        ---------
Total liabilities and stockholders' equity........   $  353,162    $ 461,584        $ 22,785       $(346,854)       $ 490,677
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


(13) SEGMENT INFORMATION (RESTATED)



The Company has determined that its interim segment disclosures for 2004 and 2003 should be restated to expand its segment disclosures from one reporting segment as was originally reported to three reporting segments as presented herein.



The Company's Chief Operating Decision Maker regularly evaluates operating results, assesses performance and allocates resources on a geographic basis, with the exception of its rail operations and its engineering, facilities and development (EFD) group which are separately managed. Accordingly, the Company reports the results of its activities in three reporting segments, which include: Residuals Management Operations, Rail Transportation, and EFD.



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



The Company's operations by reportable segment are summarized below ($ in thousands):



                                             RESIDUALS                        ENGINEERING
                                             MANAGEMENT         RAIL          FACILITIES       SEGMENTS     CORPORATE/
                                             OPERATIONS    TRANSPORTATION     DEVELOPMENT      COMBINED    ELIMINATIONS CONSOLIDATED
                                            ------------   ---------------   --------------   -----------  ------------ ------------
Three Months Ended June 30, 2004
Revenue from external services............  $     70,356   $        10,012   $        1,796   $    82,164   $       --    $  82,164
Revenue from other segments...............            --               674               --           674         (674)          --
Income (loss) from operations.............        15,992             1,767             (644)       17,115       (3,169)      13,946

Three Months Ended June 30, 2003
Revenue from external services............  $     64,121   $         9,462   $        2,058   $    75,641   $       --    $  75,641
Revenue from other segments...............            --             1,004               --         1,004       (1,004)          --
Income (loss) from operations.............        13,433             2,111             (766)       14,778         (472)      14,306



                                             RESIDUALS                        ENGINEERING
                                             MANAGEMENT         RAIL          FACILITIES       SEGMENTS     CORPORATE/
                                             OPERATIONS    TRANSPORTATION     DEVELOPMENT      COMBINED    ELIMINATIONS CONSOLIDATED
                                            ------------   ---------------   --------------   -----------  ------------ ------------
Six Months Ended June 30, 2004
Revenue from external services............  $    131,555   $        19,618   $        3,652   $   154,825   $       --    $ 154,825
Revenue from other segments...............            --             1,459               --         1,459       (1,459)          --
Income (loss) from operations.............        25,629             3,122           (1,245)       27,506       (6,907)      20,599

Six Months Ended June 30, 2003
Revenue from external services............  $    118,323   $        16,376   $        4,171   $   138,870   $       --    $ 138,870
Revenue from other segments...............            --             1,962               --         1,962       (1,962)          --
Income (loss) from operations.............        22,952             2,613           (1,915)       23,650       (3,803)      19,847



The accounting policies of the Company's segments are the same as those described for the Company in footnote 1. Revenues from transactions with other segments are based on terms substantially similar to transactions with unrelated third party customers. The following reconciles segment income from operations to the Company's consolidated income before provision for income taxes.



                                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------       -------------------------
                                                          2004             2003            2004             2003
                                                       ----------     ----------        ----------     ----------
                                                            (In Thousands)                   (In Thousands)
Segment income from operations ...................     $   17,115     $   14,778        $   27,506     $   23,650
Corporate expenses and adjustments ...............         (3,169)          (472)           (6,907)        (3,803)
                                                       ----------     ----------        ----------     ----------
Income from operations ...........................         13,946         14,306            20,599         19,847
Total other expense, net .........................          5,542          6,258            10,751         12,139
                                                       ----------     ----------        ----------     ----------
Income (loss) before provision for income taxes ...     $   8,404     $    8,048         $   9,848     $    7,708
                                                       ==========     ==========        ==========     ==========

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

RESTATEMENT


We have restated our consolidated balance sheets as of June 30, 2004 and December 31, 2003 previously reported in our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on October 20, 2004 (the "Original Filing"). This Form 10-Q/A includes an adjustment to revenue recognized under the percentage-of-completion method of accounting for imputed interest on receivables associated with a long-term contract that will be collected over an extended period following completion of the contract (Note 1). Additionally, it reflects the restatement of our segment disclosure from one reporting segment as was originally reported to three reporting segments. Other than the revisions mentioned in the Explanatory Statement and Note 2, we have made no other material modifications to the Original Filing in this Form 10-Q/A.


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

HISTORICAL RESULTS OF OPERATIONS


                                           THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                    -----------------------------------------  ---------------------------------------
                                           2004                 2003                  2004                 2003
                                        (RESTATED)                                 (RESTATED)
                                    ------------------   ------------------    ------------------   ------------------
Revenue..........................   $  82,164    100.0%  $  75,641    100.0%   $ 154,825    100.0%  $ 138,870    100.0%
Cost of services.................      63,253     77.0%     55,501     73.4%     123,597     79.8%    106,888     77.0%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
Gross profit.....................      18,911     23.0%     20,140     26.6%      31,228     20.2%     31,982     23.0%
Selling, general and
  administrative expenses........       5,699      6.9%      5,926      7.8%      11,521      7.4%     12,230      8.8%
Gain on sale of assets...........        (734)    (0.9)%       (92)    (0.1)%       (892)    (0.5)%       (95)    (0.1)%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
  Income from operations.........      13,946     17.0%     14,306     18.9%      20,599     13.3%     19,847     14.3%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
Other (income) expense:
  Other income, net..............         (40)    (0.0)%        50     0.1%          --     (0.0)%        84     0.1%
  Interest expense, net..........       5,582      6.8%      6,208      8.2%      10,751      6.9%     12,055      8.7%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
    Total other expense, net.....       5,542      6.8%      6,258      8.3%      10,751      6.9%     12,139      8.8%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
Income before provision for
    income taxes.................       8,404     10.2%      8,048     10.6%       9,848      6.4%      7,708      5.5%
  Provision for income taxes.....       3,278      4.0%      3,058      4.0%       3,841      2.5%      2,929      2.1%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
Net income before
  cumulative effect of
  change in accounting for
  asset retirement obligations
  and preferred stock
  dividends......................       5,126      6.2%      4,990      6.6%       6,007      3.9%      4,779      3.4%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
Cumulative effect of change
  in accounting for asset
  retirement obligations, net
  of tax benefit of $292.........          --      0.0%         --      0.0%          --      0.0%        476      0.3%
                                    ---------    -----   ---------    -----    ---------    -----   ---------    -----
Net income before preferred
   stock dividends...............       5,126      6.2%      4,990      6.6%       6,007      3.9%      4,303      3.1%
                                    ---------    =====   ---------    =====    ---------    =====   ---------    =====
Preferred stock dividends........       2,176                2,029                 4,314                4,004
                                    ---------            ---------             ---------            ---------
Net income applicable to
  common stock...................   $   2,950            $   2,961             $   1,693            $     299
                                    =========            =========             =========            =========



Revenue and income from operations are summarized by reporting segment, as follows (in thousands):



                                                          FOR THE THREE MONTHS
                                                             ENDED JUNE 30,
                                                          --------------------
                                                           2004         2003
                                                          -------      -------
Revenue
  Residuals Management Operations                         $70,356      $64,121
  Rail Transportation                                      10,686       10,466
  Engineering, Facilities, and Development                  1,796        2,058
  Elimination                                                (674)      (1,004)
                                                          -------      -------
                                                          $82,164      $75,641
                                                          =======      =======
Income (loss) from operations
  Residuals Management Operations                         $15,992      $13,433
  Rail Transportation                                       1,767        2,111
  Engineering, Facilities, and Development                   (644)        (766)
  Corporate                                                (3,169)        (472)
                                                          -------      -------
                                                          $13,946      $14,306
                                                          =======      =======



                                                           FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                          --------------------
                                                            2004        2003
                                                          --------     -------
Revenue
  Residuals Management Operations                         $131,555     $118,323
  Rail Transportation                                       21,077       18,338
  Engineering, Facilities, and Development                   3,652        4,171
  Elimination                                               (1,459)      (1,962)
                                                          --------     --------
                                                          $154,825     $138,870
                                                          ========     ========
Income (loss) from operations
  Residuals Management Operations                         $ 25,629     $ 22,952
  Rail Transportation                                        3,122        2,613
  Engineering, Facilities, and Development                  (1,245)      (1,915)
  Corporate                                                 (6,907)      (3,803)
                                                          --------     --------
                                                          $ 20,599     $ 19,847
                                                          ========     ========


THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003


For the three months ended June 30, 2004, revenue was approximately $82.2 million compared to approximately $75.6 million for the three months ended June 30, 2003, an increase of approximately $6.5 million, or 8.6 percent. Approximately $7.1 million of the increase related to contract service revenues, approximately $1.2 million of the increase related to event type work primarily in the Northeast and Central regions, and approximately $0.4 million of the increase related to an acquisition that was completed in May 2003. These increases in revenue were partially offset by declines in design/build construction and purchase order revenues in the second quarter of 2004. Our Residuals Management Operations revenues for the three months ended June 30, 2004, increased approximately $6.2 million or 9.7 percent to $70.4 million compared to $64.1 million for 2003 due primarily to the increase in contract services revenue (including acquisitions) and event revenues described above. Our Rail Transportation revenues for the three months ended June 30, 2004, increased approximately $0.2 million to $10.7 million compared to $10.5 million for 2003 due primarily to an increase in contract services revenues, partially offset by the decrease in purchase order revenue described above. Our Engineering, Facilities, and Development revenues for the three months ended June 30, 2004, decreased approximately $0.3 million to $1.8 million compared to $2.1 million for 2003 due primarily to a decrease in construction revenues on a new facility in Honolulu, Hawaii related to a permit delay.

Gross profit for the three months ended June 30, 2004, was approximately $18.9 million compared to approximately $20.1 million for the three months ended June 30, 2003, a decrease of $1.2 million, or 6.1 percent. Gross profit as a percentage of revenue decreased to 23.0 percent in 2004 from 26.6 percent in 2003. Gross profit in the second quarter of 2003 included a one time non-cash gain of approximately $2.1 million recorded as a reduction of cost of operations related to a positive settlement of a warranty obligation. Excluding the settlement of the warranty obligation in 2003, gross profit increased as a result of the internal growth discussed above and an improvement in land application operating margins (related to more normal weather patterns in 2004 compared to 2003) which were partially offset by an increase in repairs and maintenance expenses primarily associated with our dryer and incineration facilities.


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


As a result of the foregoing, income from operations for the three months ended June 30, 2004, was approximately $13.9 million compared to approximately $14.3 million for the three months ended June 30, 2003, a decrease of $0.4 million or
2.5 percent. Operating income as a percentage of revenues decreased to 17.0 percent for the second quarter of 2004 from 18.9 percent for the same period of 2003. As noted above, operating income in the second quarter of 2003 included a one time non-cash gain of approximately $2.1 million recorded as a reduction of cost of operations related to a positive settlement of a warranty obligation. Excluding the one time non-cash gain from the second quarter of 2003, operating income increased by approximately $1.7 million or 14.3 percent to $13.9 million. Our Residuals Management Operations income from operations for the three months ended June 30, 2004, totaled approximately $16.0 million compared to $13.4 million for 2003 due primarily to the margins from higher revenues, and the improvement in land application margins, which were partially offset by higher repairs and maintenance costs as described above. Our Rail Transportation income from operations decreased from $2.1 million in 2003 to $1.8 million in 2004 due primarily to a decrease in higher margin purchase order revenue described above. Our Engineering, Facilities, and Development loss from operations decreased from a loss of $0.8 million in 2003 to a loss of $0.6 million in 2004 due primarily to an improvement in margins on product sales. The increase in corporate loss from operations from a loss of $0.5 million in 2003 to a loss of $3.2 million in 2004, primarily relates to a one-time non-cash gain of approximately $2.1 million recorded in 2003 related to a positive settlement of a warranty obligation described above.



Other expense, net, was approximately $5.5 million for the three months ended June 30, 2004, compared to approximately $6.3 million for the three months ended June 30, 2003, representing a decrease in other expense of approximately $0.7 million. The decrease relates primarily to a reduction of $0.6 million in interest expense related to reductions in debt and savings associated with interest rate swaps.


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

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003


For the six months ended June 30, 2004, revenue was approximately $154.8 million compared to approximately $138.9 million for the six months ended June 30, 2003, an increase of approximately $16.0 million, or 11.5 percent. Approximately $14.3 million of the increase related to contract service revenues, approximately $2.6 million related to event type work primarily in the Northeast and Central regions, and approximately $1.1 million of the increase related to the acquisition discussed above. These revenue increases were partially offset by declines in design build and purchase order revenues in the fist six months of 2004. Our Residuals Management Operations revenues for the six months ended
June 30, 2004, increased approximately $13.2 million or 11.2 percent to $131.6 million compared to $118.3 million for 2003 due primarily to the increase in contract services revenue (including acquisitions) and event revenues described above. Our Rail Transportation revenues for the six months ended June 30, 2004, increased approximately $2.7 million or 14.9 percent to $21.1 million compared to $18.3 million for 2003 due primarily to an increase in contract services revenues described above. Our Engineering, Facilities, and Development revenues for the six months ended June 30, 2004, decreased approximately $0.5 million to $3.7 million compared to $4.2 million for 2003 due primarily to a decrease in construction revenues on a new facility in Honolulu, Hawaii related to a permit delay and the completion of construction on the Pinellas County, Florida dryer in 2003.



Gross profit for the six months ended June 30, 2004, was approximately $31.2 million compared to approximately $32.0 million for the six months ended June 30, 2003, a decrease of $0.8 million or 2.4 percent. Gross profit as a percentage of revenue decreased to 20.2 percent in 2004 from 23.0 percent in 2003. Gross profit in the second quarter included a one time non-cash gain of approximately $2.1 million recorded as a reduction of cost of operations related to a positive settlement of a warranty obligation. Excluding the settlement of the warranty obligation in 2003, gross profit increased $1.3 million or 4.5 percent as a result of the internal growth discussed above, an improvement in land application operating margins (related to more normal weather patterns in 2004 compared to 2003), which were partially offset by higher repairs and maintenance expenses at our drying and incineration facilities.


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

Gain on sales of assets increased by $0.8 million primarily as a result of a gain on the sale of land in June 2004.



As a result of the foregoing, income from operations for the six months ended June 30, 2004 and 2003 was approximately $20.6 million compared to approximately $19.8 million, respectively. The increase of $0.8 million is primarily related to gains from asset sales in the second quarter of 2004. Operating income as a percentage of revenues decreased to 13.3 percent in the first half of 2004 from
14.3 percent for the same period of 2003. As noted above, operating income in the second quarter of 2003 included a one time non-cash gain of approximately $2.1 million recorded as a reduction of cost of operations related to a positive settlement of a warranty obligation. Our Residuals Management Operations income from operations for the six months ended June 30, 2004, totaled approximately $25.6 million compared to $23.0 million for 2003 due primarily to the margins from higher revenues, and the improvement in land application margins, which were partially offset by higher repairs and maintenance costs as described above. Our Rail Transportation income from operations increased from $2.6 million in 2003 to $3.1 million in 2004 due primarily to the decrease in contract services revenues described above. Our Engineering, Facilities, and Development loss from operations decreased from a loss of $1.9 million in 2003 to a loss of $1.2 million in 2004 due primarily to the decrease in startup costs associated with new facilities completed in 2003. The increase in corporate loss from operations from a loss of $3.8 million in 2003 to a loss of $6.9 million in 2004, primarily relates to a one-time non-cash gain of approximately $2.1 million recorded in 2003 related to a positive settlement of a warranty obligation described above.




Other expense, net, was approximately $10.8 million for the six months ended June 30, 2004, compared to approximately $12.1 million for the six months ended June 30, 2003, representing a decrease in other expense of approximately $1.4 million. The decrease relates primarily to a reduction of $1.3 million in interest expense related to reductions in debt and savings associated with interest rate swaps.



For the six months ended June 30, 2004, we recorded a provision for income taxes of approximately $3.8 million compared to $2.9 million for the six months ended June 30, 2003. Our effective tax rate was approximately 39 percent in the first six months of 2004 compared to 38 percent in the first six months of 2003. The increase in the effective tax rate is primarily due to the increase in state income taxes. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset future taxable income.


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

WORKING CAPITAL


At June 30, 2004, we had working capital of approximately $18.6 million compared to approximately $20.5 million at December 31, 2003, a decrease of approximately $1.9 million. The decrease in working capital is principally due to the increase in accounts payable and accrued expenses offset by a reduction in accounts receivable due to the seasonal increase in activity.


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

In preparing its consolidated financial statements for the year ended December 31, 2004, the Company determined that its segment disclosures should be restated from one reporting segment as was originally reported to three reporting segments. Accordingly the segment information originally presented has been restated. The revised disclosures are more fully described in Note 12 to the condensed consolidated financial statements included elsewhere herein. Additionally, the Company determined that its financial results for the second quarter of 2004 should be restated to reflect an adjustment to revenue recognized under the percentage of completion method of accounting as more fully described in Note 1 to the condensed consolidated financial statements included elsewhere herein. The Company concluded, with the concurrence of the Audit Committee, that the financial statements and notes to the condensed consolidated financial statements for the quarterly period ended June 30, 2004 required further restatement. The restatement is reflected in this Amendment No. 2 to Form 10-Q/A for the quarterly period ended June 30, 2004 (the "Restatement").

The Company has also concluded that the errors resulting in the Restatement were attributable to control weaknesses related to its financial reporting processes constituting a material weakness in its internal controls over financial reporting. This is due to the fact that the adjustments and disclosures which resulted in the Restatement were not identified by its existing control structure.

The Chief Executive Officer and Chief Financial Officer previously concluded after the October 2004 Restatement in the filing of the Company's Form 10-Q/A on October 20, 2004, that the disclosure controls and procedures were ineffective at June 30, 2004.

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