Form 10-Q/A
period 2004-09-30
SYNAGRO TECHNOLOGIES INC
filed 2005-03-22
CIK 895565

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

EXPLANATORY STATEMENT



         The purpose for this Amendment No. 1 to Synagro's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, is to restate our financial statements to include reportable segment disclosures pursuant to FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" as further discussed in footnotes 1 and 13 to the consolidated financial statements. We have also made an adjustment to revenue recognized under the percentage-of-completion method of accounting for imputed interest on receivables associated with a long-term contract that will be collected over an extended period following completion of the contract. Additionally, we have reclassified our reporting of gains and losses from the sale of fixed assets from other income or expense to income from operations for all periods presented.


         We have restated footnotes 1 and 13 to our financial statements, made changes to Management's Discussion and Analysis of Financial Condition and Results of Operations and revised our Item 4 disclosures as necessary to reflect the results of the restatements discussed above. We have also updated our Evaluation of Disclosure Controls and Procedures included under Item 4. Controls and Procedures. No other changes have been made to our Quarterly Report for the quarter ended September 30, 2004. No attempt has been made in this Form 10-Q/A to modify or update any disclosures except as required to reflect the results of the restatements discussed above and any changes made to prior period financial information for which a Form 10-Q/A was not filed. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX



                                                                                                                      PAGE
                                                                                                                      ----
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited),
  and December 31, 2003 (Derived From Audited Financial Statements)................................................     4

Condensed Consolidated Statements of Operations for the
  Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)..............................................     5

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)...............................................     6

Condensed Consolidated Statements of Cash Flows for the
  Nine Months Ended September 30, 2004 and 2003 (Unaudited)........................................................     7

Notes to Condensed Consolidated Financial Statements...............................................................     8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations..............................................................................    21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................    27

Item 4.  Controls and Procedures...................................................................................    28

PART II - OTHER INFORMATION........................................................................................    28

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                    2004                 2003
                                                                -------------        ------------
                                                                                       (DERIVED
                                                                                     FROM AUDITED
                                                                 (RESTATED)            FINANCIAL
                                                                 (UNAUDITED)          STATEMENTS)
                           ASSETS

Current Assets:
   Cash and cash equivalents.................................   $        335         $        206
   Restricted cash...........................................            999                1,410
   Accounts receivable, net..................................         64,132               59,581
   Note receivable, current portion..........................            604                  342
   Cost and estimated earnings in excess of billings.........          2,222                  864
   Prepaid expenses and other current assets.................         11,552                9,976
                                                                ------------         ------------
      Total current assets...................................         79,844               72,379

Property, machinery & equipment, net.........................        225,765              213,697

Other Assets:
   Goodwill..................................................        171,855              171,051
   Restricted cash - construction fund.......................          3,483               12,184
   Restricted cash - debt service fund.......................          9,203                7,275
   Cost and estimated earnings in excess of billing..........          4,053                   --
   Other, net................................................         14,112               14,091
                                                                ------------         ------------
Total assets.................................................   $    508,315         $    490,677
                                                                ============         ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short term debt...........................................   $      4,000         $         --
   Current portion of long-term debt.........................            889                  955
   Current portion of nonrecourse project revenue bonds......          2,570                2,570
   Current portion of capital lease obligations..............          3,002                2,678
   Accrued interest payable..................................          8,631                4,222
   Accounts payable and accrued expenses.....................         48,535               41,437
                                                                ------------         ------------
      Total current liabilities..............................         67,627               51,862

Long-Term Debt:
   Long-term debt obligations, net...........................        181,327              194,084
   Nonrecourse project revenue bonds, net....................         62,321               62,301
   Capital lease obligations, net............................         11,602               12,748
                                                                ------------         ------------
      Total long-term debt...................................        255,250              269,133
Other long-term liabilities..................................         24,358               19,361
                                                               -------------         ------------

Total liabilities............................................        347,235              340,356

Commitments and Contingencies

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share...............         92,850               86,299

Stockholders' equity:
   Preferred stock, $.002 par value, 10,000,000 shares
      authorized, none issued and outstanding................             --                   --

   Common stock, $.002 par value, 100,000,000 shares
      authorized, 19,775,821 shares issued and outstanding...             40                   40
   Additional paid-in capital................................         75,562               82,113
   Accumulated deficit.......................................         (6,448)             (16,829)
   Accumulated other comprehensive loss......................           (924)              (1,302)
                                                                ------------         ------------
      Total stockholders' equity.............................         68,230               64,022
                                                                ------------         ------------
Total liabilities and stockholders' equity...................   $    508,315         $    490,677
                                                                ============         ============



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                            ------------------------------        -------------------------------
                                                               2004               2003                2004               2003
                                                            -----------        -----------        ------------       ------------
                                                             (RESTATED)                            (RESTATED)
Revenue...................................................  $    85,940        $    79,634        $    240,764       $    218,503
Cost of services..........................................       66,567             60,974             190,164            167,862
                                                            -----------        -----------        ------------       ------------
Gross profit..............................................       19,373             18,660              50,600             50,641

Selling, general and administrative expenses..............        6,128              6,044              17,649             18,274
(Gain) loss on sale of assets                                        42                 94                (850)                (1)
Special charge............................................          320                 --                 320                 --
                                                            -----------        -----------        ------------       ------------
   Income from operations.................................       12,883             12,522              33,481             32,368
Other expense:
   Interest expense, net..................................        5,677              5,566              16,428             17,622
   Other (income) expense, net............................           35                 (2)                 35                 79
                                                            -----------        -----------        ------------       ------------
      Total other expense, net............................        5,712              5,564              16,463             17,701
                                                            -----------        -----------        ------------       ------------
Income before provision for income taxes..................        7,171              6,958              17,018             14,667
   Provision for income taxes.............................        2,796              2,644               6,637              5,574
                                                            -----------        -----------        ------------       ------------
Net income before cumulative effect of change
   in accounting for asset retirement obligations and
   preferred stock dividends..............................        4,375              4,314              10,381              9,093
Cumulative effect of change in accounting for asset
   retirement obligations, net of tax benefit of $292.....           --                 --                  --                476
                                                            -----------        -----------        ------------       ------------
Net income before preferred stock dividends...............        4,375              4,314              10,381              8,617
Preferred stock dividends.................................        2,237              2,084               6,551              6,088
                                                            -----------        -----------        ------------       ------------
Net income applicable to common stock.....................  $     2,138        $     2,230        $      3,830       $      2,529
                                                            ===========        ===========        ============       ============

Earnings per share:

Basic
   Earnings per share before cumulative effect of
      change in accounting for asset retirement
obligations...............................................  $      0.11        $      0.11        $        0.19      $        0.15
   Cumulative effect of change in accounting for asset
      retirement obligations..............................           --                 --                   --              (0.02)
                                                            -----------        -----------        -------------      -------------
   Net earnings per share.................................  $      0.11        $      0.11        $        0.19      $        0.13
                                                            ===========        ===========        =============      =============

Diluted
   Earnings per share before preferred stock
      dividends and cumulative effect of change in
      accounting for asset retirement obligations.........  $      0.07        $      0.08        $        0.18      $        0.15
   Cumulative effect of change in accounting for asset
      retirement obligations..............................           --                 --                   --              (0.02)
                                                            -----------        -----------        -------------      -------------
   Net earnings per share.................................  $      0.07        $      0.08        $        0.18      $        0.13
                                                            ===========        ===========        =============      =============

Weighted average shares:

   Weighted average shares outstanding for basic
     earnings per share calculation.......................   19,775,821         19,775,821           19,775,821        19,775,821
   Effect of dilutive stock options.......................      515,777             52,954              478,547                --
   Effect of convertible preferred stock under the
      "if converted" method...............................   38,741,956         35,755,808           37,982,012                --
                                                            -----------        -----------        -------------      ------------
   Weighted average shares outstanding for diluted
      earnings per share..................................   59,033,554         55,584,583           58,236,380        19,775,821
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

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                                           ACCUMULATED
                                                           ADDITIONAL                        OTHER                      RESTATED
                                       COMMON STOCK         PAID-IN       ACCUMULATED     COMPREHENSIVE    RESTATED  COMPREHENSIVE
                                     SHARES     AMOUNT      CAPITAL         DEFICIT       INCOME (LOSS)      TOTAL       INCOME
                                   ----------  --------   ------------    -------------   --------------   --------  -------------
BALANCE, December 31, 2003.....    19,775,821  $     40   $     82,113    $    (16,829)    $    (1,302)    $ 64,022      $     --
   Change in comprehensive
     income....................            --        --             --              --             378          378           378
   Preferred stock dividend....            --        --         (6,551)             --              --       (6,551)           --
   Net income before preferred
     stock dividends (restated)            --        --             --          10,381              --       10,381        10,381
                                   ----------  --------   ------------    ------------     -----------     --------      --------
BALANCE, September 30, 2004....    19,775,821  $     40   $     75,562    $     (6,448)    $      (924)    $ 68,230      $ 10,759
                                   ==========  ========   ============    ============     ===========     ========      ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                      2004               2003
                                                                   ------------       -----------
                                                                    (RESTATED)
Cash flows from operating activities:
   Net income applicable to common stock..................         $     3,830        $     2,529
   Adjustments to reconcile net income applicable to common
      stock to net cash provided by operating activities:
        Preferred stock dividend..........................               6,551              6,088
        Cumulative effect of change in accounting for
           asset retirement obligations, net..............                  --                476
        Depreciation and amortization.....................              14,346             12,857
        Amortization of debt financing costs..............                 930                762
        Bad debt expense..................................                 150                 --
        Provision for deferred income taxes...............               6,504              5,574
        Gain on sale of property, machinery and equipment.                (850)                (1)
        (Increase) decrease in the following, net:
           Accounts receivable............................              (4,701)            (9,392)
           Prepaid expenses and other current assets......              (5,099)               640
        Increase (decrease) in the following:
           Accrued interest payable.......................               4,408              4,513
           Accounts payable and accrued expenses
              and other long-term liabilities.............               1,242             (8,232)
                                                                   -----------        -----------
   Net cash provided by operating activities..............              27,311             15,814
                                                                   -----------        -----------
Cash flows from investing activities:
      Purchase of businesses..............................                (804)            (4,634)
      Purchases of property, machinery and equipment......             (11,534)           (11,134)
      Proceeds from sale of property, machinery and equipment            1,764             14,219
      Facility construction funded by restricted cash.....              (8,699)            (2,787)
      Decrease in restricted cash for facility construction              8,699              2,787
      Increase in other restricted cash accounts..........              (1,515)            (2,318)
      Other...............................................                (262)               470
                                                                   -----------        -----------
Net cash used in investing activities.....................             (12,351)            (3,397)
                                                                   -----------        -----------
Cash flows from financing activities:
      Payments of debt....................................             (18,155)           (11,679)
      Debt issuance costs.................................                (176)              (774)
      Net increase in bank revolver borrowings............               3,500                 --
                                                                   -----------        -----------
   Net cash used in financing activities..................             (14,831)           (12,453)
                                                                   -----------        -----------
Net increase (decrease) in cash and cash equivalents......                 129                (36)
Cash and cash equivalents, beginning of period............                 206                239
                                                                   -----------        -----------
Cash and cash equivalents, end of period..................         $       335        $       203
                                                                   ===========        ===========
Supplemental Cash Flow Information
   Interest paid during the period........................         $    10,510        $     9,747
   Taxes paid during the period...........................         $       385        $       190

Non-cash investing and financing activities:
   Short-term debt issued for purchase of land                     $     4,000        $        --


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

Had the Company elected to apply SFAS No. 123, the Company's net income and income per diluted share would have approximated the pro forma amounts indicated below (in thousands):

                                                  THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------          -------------------------------
                                                      2004                2003                 2004                2003
                                                   ----------          ----------           ---------           ---------
                                                   (RESTATED)                               (RESTATED)
Net income applicable to common stock, as          $    2,138          $    2,230           $   3,830           $   2,529
  reported................................
Less:  Compensation expense per SFAS No.
  123, net of tax.........................                313                 373                 875               1,106
                                                   ----------          ----------           ---------           ---------
Pro forma after effect of SFAS No. 123....         $    1,825          $    1,857           $   2,955           $   1,423
                                                   ==========          ==========           =========           =========
Diluted income per share, as reported.....         $     0.07          $     0.08           $    0.18           $    0.13
Pro forma after effect of SFAS No. 123....         $     0.07          $     0.07           $    0.16           $    0.07



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


RESTATEMENTS



The Company has determined that its financial results for the third quarter of 2004 should be restated to reflect an adjustment to revenue recognized under the percentage-of-completion method of accounting for imputed interest on receivables associated with a long-term contract that will be collected over an extended period following completion of the contract. The net effect of the adjustments to the September 30, 2004 condensed consolidated financial statements which have been recorded in the accompanying condensed consolidated balance sheet, statement of operations and statement of stockholders' equity are as follows:



                                                                             AS OF SEPTEMBER 30,
                                                                          -------------------------
                                                                                     2004
                                                                          -------------------------
                                                                              AS
                                                                          PREVIOUSLY         AS
                                                                           REPORTED       RESTATED
                                                                           ---------      ---------
                                                                               (IN THOUSANDS)
Selected consolidated balance sheet data:
    Accounts receivable, net ......................................        $  65,628      $  64,132
    Cost and estimated earnings in excess of billings - current ...            6,766          2,222
    Prepaid expenses and other current assets .....................           10,057         11,552
    Total current assets ..........................................           84,389         79,844
    Cost and estimated earnings in excess of billings - non current               --          4,053
    Total assets ..................................................          508,807        508,315
    Accounts payable and accrued expenses .........................           48,632         48,535
    Total current liabilities .....................................           67,724         67,627
    Other long-term liabilities ...................................           24,511         24,358
    Total liabilities .............................................          347,485        347,235
    Accumulated deficit ...........................................           (6,206)        (6,448)
    Total stockholders' equity ....................................           68,472         68,230
    Total liabilities and stockholders' equity ....................        $ 508,807        508,315



                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                       ---------------------   ---------------------
                                                                2004                    2004
                                                       ---------------------   ---------------------
                                                           AS                      AS
                                                       PREVIOUSLY      AS      PREVIOUSLY      AS
                                                        REPORTED    RESTATED    REPORTED    RESTATED
                                                        --------    --------    --------    --------
                                                           (IN THOUSANDS)          (IN THOUSANDS)
Selected consolidated statement of operations data:
         Revenue ...................................    $ 86,294    $ 85,940    $241,255    $240,764
         Cost of services ..........................      66,636      66,567     190,260     190,164
         Gross profit ..............................      19,658      19,373      50,995      50,600
         Income from operations ....................      13,210      12,883      33,026      33,481
         Income before provision for income taxes ..       7,457       7,171      17,414      17,018
         Provision for income taxes ................       2,908       2,796       6,791       6,637
         Net income before preferred stock dividends       4,549       4,375      10,623      10,381
         Net income applicable to common stock .....       2,312       2,138       4,072       3,830
         Earnings per share - basic.................        0.12        0.11        0.21        0.19
         Earnings per share - diluted...............        0.08        0.07        0.18        0.18




The results of the restatement included a reduction to revenue for the three and nine months ended September 30, 2004 of approximately $354,000 and $492,000 respectively. There was also an impact on cost of services of approximately $70,000 and $96,000 for the three and nine months ended September 30, 2004. Earnings per share changed by $0.01 for both basic and diluted for the three months ended September 30, 2004 and basic earnings per share changed by $0.02 per share for the nine months ended September 30, 2004.



Additionally, pursuant to SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has restated its segment disclosure from one reporting segment as was originally reported to three operating segments (See Note 13).


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


                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                         ------------------------------       -------------------------------
                                                             2004              2003               2004               2003
                                                         -----------       ------------       ------------       ------------
                                                          (RESTATED)                           (RESTATED)
                                                                          (in thousands except share data)
Net income applicable to common stock:

Net income before cumulative effect of change
   in accounting for asset retirement obligations
   and preferred stock dividends...................      $     4,375       $     4,314        $     10,381       $      9,093
Cumulative effect of change in accounting for
   asset retirement obligations, net of tax benefit
   of $292.........................................               --                --                  --                476
                                                         -----------       -----------        ------------       ------------
Net income before preferred stock dividends........            4,375             4,314              10,381              8,617
Preferred stock dividends..........................            2,237             2,084               6,551              6,088
                                                         -----------       -----------        ------------       ------------
Net income applicable to common stock..............      $     2,138       $     2,230        $      3,830       $      2,529
                                                         ===========       ===========        ============       ============

Earnings per share:

Basic
   Earnings per share before cumulative effect of
      change in accounting for asset retirement
      obligations..................................      $      0.11       $       0.11       $       0.19       $       0.15
   Cumulative effect of change in accounting for
      asset retirement obligations.................               --                 --                 --              (0.02)
                                                         -----------       ------------       ------------       ------------
   Net income per share............................      $      0.11       $       0.11       $       0.19       $       0.13
                                                         ===========       ============       ============       ============

Weighted average shares outstanding for basic
   earnings per share calculation..................       19,775,821         19,775,821         19,775,821         19,775,821

Diluted

   Earnings per share before preferred stock
      dividends and cumulative effect of change in
      accounting for asset retirement obligations..      $      0.07       $       0.08       $       0.18       $       0.15

   Cumulative effect of change in accounting for
      asset retirement obligations.................               --                 --                 --              (0.02)
                                                         -----------       ------------       ------------       ------------
   Net income per share............................      $      0.07       $       0.08       $       0.18       $       0.13
                                                         ===========       ============       ============       ============

Weighted average shares:

   Weighted average shares outstanding for basic
      earnings per share calculation...............       19,775,821         19,775,821         19,775,821         19,775,821
   Effect of dilutive stock options................          515,777             52,954            478,547                 --
   Effect of convertible preferred stock under the
      "if converted" method........................       38,741,956         35,755,808         37,982,012                 --
                                                         -----------       ------------        -----------       ------------
   Weighted average shares outstanding for diluted
      earnings per share...........................       59,033,554         55,584,583         58,236,380         19,775,821
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

(11)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 8, as of September 30, 2004, all of the Company's wholly owned domestic subsidiaries, except the subsidiaries formed to own and operate the compost project in southern California, South Kern Industrial Center, L.L.C. (see Note 6), and the Sacramento biosolids processing facility, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (see
Note 8) (collectively the "Non-Guarantor Subsidiaries"), are Guarantors of the Notes. Each of the Guarantors is 100 percent owned by the parent company and the guarantees are unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheets as of September 30, 2004, and December 31, 2003, have been provided. The parent company has no independent assets or operations. In addition, the Non-Guarantor Subsidiaries had no operations and cash flows from December 31, 2003, through September 30, 2004, because the construction of the related facilities is still in progress, and operations have not commenced. Accordingly, no condensed consolidating statements of operations or cash flows have been provided


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2004
                             (DOLLARS IN THOUSANDS)
                                   (RESTATED)



                                                                                          NON-
                                                                       GUARANTOR        GUARANTOR
                                                        PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                        ------        ------------     ------------    ------------     ------------
                             ASSETS
Current Assets:
  Cash and cash equivalents.....................       $      14        $      48        $   273        $      --         $     335
  Restricted cash...............................              --              999             --               --               999
  Accounts receivable, net......................              --           64,132             --               --            64,132
  Note receivable, current portion..............              --              604             --               --               604
  Prepaid expenses and other current assets.....              --           13,774             --               --            13,774
                                                       ---------        ---------        -------        ---------         ---------
          Total current assets..................              14           79,557            273               --            79,844
Property, machinery & equipment, net............              --          205,083         20,682               --           225,765
Other Assets:
  Goodwill......................................              --          171,855             --               --           171,855
  Investments in subsidiaries...................          81,311               --             --          (81,311)               --
  Intercompany..................................         265,461               --             --         (265,461)               --
  Restricted cash - construction fund...........              --               --          3,483               --             3,483
  Restricted cash - debt service fund...........              --            7,489          1,714               --             9,203
  Other, net....................................           5,869            9,271          3,025               --            18,165
                                                       ---------        ---------        -------        ---------         ---------
          Total assets..........................       $ 352,655        $ 473,255        $29,177        $(346,772)        $ 508,315
                                                       =========        =========        =======        =========         =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short term debt...............................       $      --        $      --        $ 4,000        $      --         $   4,000
  Current maturities of long-term debt..........             286              603             --               --               889
  Current maturities of nonrecourse project                   --            2,570             --               --             2,570
    revenue bonds...............................
  Current maturities of capital lease
    obligations.................................              --            3,002             --               --             3,002
  Accrued interest payable......................           8,229               --            402               --             8,631
  Accounts payable and accrued expenses.........              --           47,167          1,368               --            48,535
                                                       ---------        ---------        -------        ---------         ---------
          Total current liabilities.............           8,515           53,342          5,770               --            67,627

Long-Term Debt:
  Long-term debt obligations, net...............         180,546              781             --               --           181,327
  Nonrecourse project revenue bonds, net........              --           41,365         20,956               --            62,321
  Intercompany..................................              --          265,461             --         (265,461)               --
  Capital lease obligations, net................              --           11,602             --               --            11,602
                                                       ---------        ---------        -------        ---------         ---------
     Total long-term debt.......................         180,546          319,209         20,956         (265,461)          255,250
Other long-term liabilities.....................           2,514           21,844             --               --            24,358
                                                       ---------        ---------        -------        ---------         ---------
          Total liabilities.....................         191,575          394,395         26,726         (265,461)          347,235

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share................          92,850               --              --              --            92,850
Stockholders' Equity:
  Capital.......................................          75,602           36,638           2,451         (39,089)           75,602
  Accumulated deficit...........................          (6,448)          42,222              --         (42,222)           (6,448)
  Accumulated other comprehensive loss..........            (924)              --              --              --              (924)
                                                       ---------        ---------         -------       ---------         ---------
          Total stockholders' equity............          68,230           78,860           2,451         (81,311)           68,230
                                                       ---------        ---------         -------       ---------         ---------
Total liabilities and stockholders' equity......       $ 352,655        $ 473,255         $29,177       $(346,772)        $ 508,315
                                                       =========        =========         =======       =========         =========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)


                                                                                          NON-
                                                                        GUARANTOR       GUARANTOR
                                                            PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                            ------    ------------    ------------   ------------     ------------
                             ASSETS

Current Assets:
  Cash and cash equivalents..........................    $       91    $      64        $     51       $      --        $     206
  Restricted cash....................................            --        1,410              --              --            1,410
  Accounts receivable, net...........................            --       59,581              --              --           59,581
  Note receivable, current portion...................            --          342              --              --              342
  Prepaid expenses and other current assets..........            --       10,840              --              --           10,840
                                                         ----------    ---------        --------       ---------        ---------
          Total current assets.......................            91       72,237              51              --           72,379
Property, machinery & equipment, net.................            --      207,833           5,864              --          213,697
Other Assets:
  Goodwill...........................................            --      171,051              --              --          171,051
  Investments in subsidiaries........................        75,199           --              --         (75,199)              --
  Intercompany.......................................       271,655           --              --        (271,655)              --
  Restricted cash - construction fund................            --           --          12,184              --           12,184
  Restricted cash - debt service fund................            --        5,561           1,714              --            7,275
  Other, net.........................................         6,217        4,902           2,972              --           14,091
                                                         ----------    ---------        --------       ---------        ---------
          Total assets...............................    $  353,162    $ 461,584        $ 22,785       $(346,854)       $ 490,677
                                                         ==========    =========        ========       =========        =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Current maturities of long-term debt...............    $      955    $      --        $     --       $      --        $     955
  Current maturities of nonrecourse project
    revenue bonds....................................            --        2,570              --              --            2,570
  Current maturities of capital lease obligations....            --        2,678              --              --            2,678
  Accrued interest payable...........................         4,222           --              --              --            4,222
  Accounts payable and accrued expenses..............            --       40,873             564              --           41,437
                                                         ----------    ---------        --------       ---------        ---------
          Total current liabilities..................         5,177       46,121             564              --           51,862
Long-Term Debt:
  Long-term debt obligations, net....................       194,084           --              --              --          194,084
  Nonrecourse project revenue bonds, net.............            --       41,365          20,936              --           62,301
  Intercompany.......................................            --      271,655              --        (271,655)              --
  Capital lease obligations, net.....................            --       12,748              --              --           12,748
                                                         ----------    ---------        --------       ---------        ---------
     Total long-term debt............................       194,084      325,768          20,936        (271,655)         269,133
Other long-term liabilities..........................         3,580       15,781              --              --           19,361
                                                         ----------    ---------        --------       ---------        ---------
          Total liabilities..........................       202,841      387,670          21,500        (271,655)         340,356

Commitments and Contingencies
Redeemable Preferred Stock,
  69,792.29 shares issued and outstanding,
  redeemable at $1,000 per share.....................        86,299           --              --              --           86,299
Stockholders' Equity:
  Capital............................................        82,153       37,804           1,285         (39,089)          82,153
  Accumulated deficit................................       (16,829)      36,110              --         (36,110)         (16,829)
  Accumulated other comprehensive loss...............        (1,302)          --              --              --           (1,302)
                                                         ----------    ---------        --------       ---------        ---------
          Total stockholders' equity.................        64,022       73,914           1,285         (75,199)          64,022
                                                         ----------    ---------        --------       ---------        ---------
Total liabilities and stockholders' equity...........    $  353,162    $ 461,584        $ 22,785       $(346,854)       $ 490,677
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



Residuals Management Operations include the Company's business activities that are managed on a geographic basis in the Northeast, Central, South, and West regions of the United States. These geographic areas have been aggregated and reported as a segment because they meet the aggregation criteria of SFAS 131. Rail Transportation includes the transfer and rail haul of materials across several states where the material is typically either land applied or landfill disposed. Rail Transportation is a separate segment because it is monitored separately and because it only offers long-distance land application and disposal services to its customers. EFD includes construction management activities and start-up operations for certain new processing facilities as well as the marketing and sale of certain pellets and compost fertilizers.



The Company's operations by reportable segment are summarized below ($ in thousands):



                                                   RESIDUALS                     ENGINEERING
                                                   MANAGEMENT        RAIL        FACILITIES   SEGMENTS    CORPORATE/
                                                   OPERATIONS   TRANSPORTATION   DEVELOPMENT  COMBINED   ELIMINATIONS  CONSOLIDATED
                                                   ----------   --------------   -----------  --------   ------------  ------------
Three Months Ended September 30, 2004
Revenue from external services ................    $  74,658     $       8,679   $   2,603    $ 85,940   $      --      $ 85,940
Revenue from other segments ...................           --               362          --         362        (362)           --
Income (loss) from operations .................       16,393             1,287        (640)     17,040      (4,157)       12,883

Three Months Ended September 30, 2003
Revenue from external services ................    $  66,747     $      10,207   $   2,680    $ 79,634   $      --      $ 79,634
Revenue from other segments ...................           --               973          --         973        (973)           --
Income (loss) from operations .................       13,907             2,147        (471)     15,583      (3,061)       12,522



                                                   RESIDUALS                     ENGINEERING
                                                   MANAGEMENT        RAIL        FACILITIES   SEGMENTS    CORPORATE/
                                                   OPERATIONS   TRANSPORTATION   DEVELOPMENT  COMBINED   ELIMINATIONS  CONSOLIDATED
                                                   ----------   --------------   -----------  --------   ------------  ------------
Nine Months Ended September 30, 2004
Revenue from external services ................    $ 206,212    $       28,297   $   6,255    $240,764   $      --      $240,764
Revenue from other segments ...................           --             1,821          --       1,821      (1,821)           --
Income (loss) from operations .................       42,023             4,408      (1,885)     44,546     (11,065)       33,481

Nine Months Ended September 30, 2003
Revenue from external services ................    $ 185,067    $       26,585   $   6,851    $218,503   $      --      $218,503
Revenue from other segments ...................           --             2,934          --       2,934      (2,934)           --
Income (loss) from operations .................       36,858             4,761      (2,386)     39,233      (6,865)       32,368




The accounting policies of the Company's segments are the same as those described for the Company in footnote 1. Revenues from transactions with other segments are based on terms substantially similar to transactions with unrelated third party customers. The following reconciles segment income from operations to the Company's consolidated income before provision for income taxes:




                                                     THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------           -------------------------------
                                                        2004                   2003                2004                  2003
                                                     ---------              ---------           ---------             ---------
                                                              (IN THOUSANDS)                             (IN THOUSANDS)
Segment income from operations ................      $  17,040             $   15,583           $  44,546             $   39,233
Corporate expenses and adjustments.............         (4,157)                (3,061)            (11,065)                (6,865)
                                                     ---------             ----------           ---------             ----------
Income from operations ........................         12,883                 12,522              33,481                 32,368
Total other expense, net ......................          5,712                  5,564              16,463                 17,701
                                                     ---------             ---------            ---------             ---------
     Income before provision for income taxes..      $   7,171             $    6,958           $  17,018             $   14,667
                                                     =========             ==========           =========             ==========

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



This form 10-Q/A includes an adjustment to revenue recognized under the percentage-of-completion method of accounting for imputed interest on receivables associated with a long-term contract that will be collected over an extended period following completion of the contract (Note 1). Additionally, it reflects the restatement of our segment disclosures from one reporting segment as was originally reported to three reporting segments. Other than the revisions mentioned in the Explanatory Statement and Note 1, we have made no other material modifications to the Original Filing in this 10-Q/A.



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

HISTORICAL RESULTS OF OPERATIONS


                                         THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                              --------------------------------------------------   ----------------------------------------------
                                       2004                                                 2004
                                    (RESTATED)                    2003                   (RESTATED)                       2003
                              ----------------------    ------------------------   ----------------------    --------------------
                                                                            (in thousands)
Revenue.....................  $    85,940      100.0%   $    79,634       100.0%   $     240,764    100.0%   $  218,503    100.0%
Cost of services............       66,567       77.5%        60,974        76.6%         190,164     79.0%      167,862     76.8%
                              -----------      -----    -----------       -----    -------------    -----    ----------    -----
Gross profit................       19,373       22.5%        18,660        23.4%          50,600     21.0%       50,641     23.2%

Selling, general and
  administrative
  expenses..................        6,128        7.1%         6,044         7.6%          17,649      7.3%       18,274      8.4%
(Gain) loss on sale of
  asset.....................           42        0.0%            94         0.1%            (850)    (0.3)%          (1)    (0.0)%
Special charge..............          320        0.4%            --          --%             320      0.1%           --       --%
                              -----------      -----    -----------       -----    -------------    -----    ----------    -----
  Income from
    operations..............       12,883       15.0%        12,522        15.7%          33,481     13.9%       32,368     14.8%
                              -----------      -----    -----------       -----    -------------    -----    ----------    -----
Other expense:
  Other (income) expense,
    net.....................           35        0.0%            (2)        0.0%              35     (0.0)%          79      0.0%
  Interest expense, net.....        5,677        6.6%         5,566         7.0%          16,428      6.8%       17,622      8.1%
                               ----------      -----    -----------       -----    -------------    -----    ----------     ----
    Total other expense,
     net....................        5,712        6.6%         5,564         7.0%          16,463      6.8%       17,701      8.1%
                              -----------      -----    -----------       -----    -------------    -----    ----------     ----
Income before provision
  for income taxes..........        7,171        8.4%         6,958         8.7%          17,018      7.1%       14,667      6.7%
  Provision for income
        taxes...............        2,796        3.2%         2,644         3.3%           6,637      2.8%        5,574      2.5%
                              -----------      -----    -----------       -----    -------------    -----    ----------    -----
Net income before
  cumulative effect of
  change in accounting
  for asset retirement
  obligations and
  preferred stock
  Dividends.................        4,375        5.2%         4,314         5.4%          10,381      4.3%        9,093      4.2%
Cumulative effect of
  change in accounting
  for asset retirement
  obligations, net of
  tax benefit of $292.......           --        0.0%            --         0.0%              --      0.0%          476      0.2%
                              -----------      -----    -----------       -----    -------------    -----    ----------    -----
Net income before
  preferred stock
  dividends.................        4,375        5.2%         4,314         5.4%          10,381      4.3%        8,617      4.0%
                                               =====                      =====                     =====                  =====
Preferred stock dividends...        2,237                     2,084                        6,551                  6,088
                              -----------               -----------                -------------             ----------
Net income applicable to
  common stock..............  $     2,138               $     2,230                $       3,830             $    2,529
                              ===========               ===========                =============             ==========



Revenue and income from operations are summarized by reporting segment, as follows (in thousands):



                                                          FOR THE THREE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                          --------------------
                                                           2004         2003
                                                          -------      -------
Revenue
  Residuals Management Operations                         $74,658      $66,747
  Rail Transportation                                       9,041       11,180
  Engineering, Facilities, and Development                  2,603        2,680
  Elimination                                                (362)        (973)
                                                          -------      -------
                                                          $85,940      $79,634
                                                          =======      =======
Income (loss) from operations
  Residuals Management Operations                         $16,393      $13,907
  Rail Transportation                                       1,287        2,147
  Engineering, Facilities, and Development                   (640)        (471)
  Corporate                                                (4,157)      (3,061)
                                                          -------      -------
                                                          $12,883      $12,522
                                                          =======      =======



                                                          FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                          --------------------
                                                            2004        2003
                                                          --------     -------
Revenue
  Residuals Management Operations                         $206,212     $185,067
  Rail Transportation                                       30,118       29,519
  Engineering, Facilities, and Development                   6,255        6,851
  Elimination                                               (1,821)      (2,934)
                                                          --------     --------
                                                          $240,764     $218,503
                                                          ========     ========
Income (loss) from operations
  Residuals Management Operations                         $ 42,023     $ 36,858
  Rail Transportation                                        4,408        4,761
  Engineering, Facilities, and Development                  (1,885)      (2,386)
  Corporate                                                (11,065)      (6,865)
                                                          --------     --------
                                                          $ 33,481     $ 32,368
                                                          ========     ========


THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003


For the three months ended September 30, 2004, revenue was approximately $85.9 million compared to approximately $79.6 million for the three months ended September 30, 2003, an increase of approximately $6.3 million, or 7.9 percent. Approximately $6.4 million of the increase related to contract service revenues and approximately $1.0 million of the increase related to event type work primarily in the Northeast and Central regions. These increases in revenue were partially offset by declines in design/build construction and purchase order revenues in the third quarter of 2004. Our Residuals Management Operations revenues for the three months ended September 30, 2004, increased approximately $7.9 million or 11.9 percent to $74.7 million compared to $66.7 million for 2003 due primarily to the increase in contract services revenue (including acquisitions) and event revenues described above. Our Rail Transportation revenues for the three months ended September 30, 2004, decreased approximately $2.1 million or 19.1 percent to $9.0 million compared to $11.2 million for 2003 due primarily to a decrease in purchase order revenue. Our Engineering, Facilities, and Development revenues for the three months ended September 30, 2004, decreased approximately $0.1 million to $2.6 million compared to $2.7 million for 2003 due primarily to changes in product marketing revenues.



Gross profit for the three months ended September 30, 2004, was approximately $19.3 million compared to approximately $18.7 million for the three months ended September 30, 2003, an increase of $0.7 million, or 3.8 percent. Gross profit increased as a result of the internal growth discussed above, an improvement in land application (related to more normal weather patterns in 2004 compared to 2003) and cleanout operating margins, which were partially offset by a $0.4 million increase in depreciation expense and an increase in repairs and maintenance expenses primarily associated with our dryer and incineration facilities. Gross profit as a percentage of revenue decreased to 22.5 percent in 2004 from 23.4 percent in 2003 as a result of the increase in depreciation expense and repairs and maintenance expenses discussed above.


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


As a result of the foregoing, income from operations for the three months ended September 30, 2004, was approximately $12.9 million compared to approximately $12.5 million for the three months ended September 30, 2003, an increase of $0.4 million or 2.9 percent. Operating income as a percentage of revenues decreased to 15.0 percent (15.4 percent excluding the $0.3 million of costs associated with the re-audit of our 2001 financial statements) for the third quarter of 2004 from 15.7 percent for the same period of 2003. Our Residuals Management Operations income from operations for the three months ended September 30, 2004, totaled approximately $16.4 million compared to $13.9 million for 2003 due primarily to the margins from higher revenues, and the improvement in land application margins, which were partially offset by higher repairs and maintenance costs as described above. Our Rail Transportation income from operations decreased from $2.1 million in 2003 to $1.3 million in 2004 due primarily to the decrease in higher margin purchase order revenues described above and an increase in rail and overhead costs. Our Engineering, Facilities, and Development loss from operations increased from a loss of $0.5 million in 2003 to a loss of $0.6 million in 2004 due primarily to higher disposal and transportation costs for product sales. The increase in corporate loss from operations from a loss of $3.1 million in 2003 to a loss of $4.2 million in 2004, primarily relates to an increase in insurance and other benefits costs.


Other expense, net, was approximately $5.7 million for the three months ended September 30, 2004, compared to approximately $5.6 million for the three months ended September 30, 2003, representing an increase in other expense of approximately $0.1 million. The increase relates primarily to an increase in interest expense due to an increase in market interest rates partially offset by savings due to debt repayments.


For the three months ended September 30, 2004, we recorded a provision for income taxes of approximately $2.8 million compared to $2.6 million for the three months ended September 30, 2003. Our effective tax rate was approximately 39 percent in the third quarter of 2004 compared to 38 percent in the third quarter of 2003. The increase in the effective tax rate is primarily due to the increase in state income taxes. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset future taxable income.


NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003


For the nine months ended September 30, 2004, revenue was approximately $240.8 million compared to approximately $218.5 million for the nine months ended September 30, 2003, an increase of approximately $22.3 million, or 10.2 percent. Approximately $22.2 million of the increase related to contract service revenues, approximately $2.2 million related to event type work primarily in the Northeast and Central regions, and approximately $1.2 million of the increase related to an acquisition that was completed in the second quarter of 2003. These revenue increases were partially offset by declines in design/build and purchase order revenues in the first nine months of 2004. Our Residuals Management Operations revenues for the nine months ended September 30, 2004, increased approximately $21.1 million or 11.4 percent to $206.2 million compared to $185.1 million for 2003 due primarily to the increase in contract services revenue (including acquisitions) and event revenues described above. Our Rail Transportation revenues for the nine months ended September 30, 2004, increased approximately $0.6 million or 2.0 percent to $30.1 million compared to $29.5 million for 2003 due primarily to an increase in contract services revenue partially offset by a decrease in event revenues. Our Engineering, Facilities, and Development revenues for the nine months ended September 30, 2004, decreased approximately $0.6 million to $6.3 million compared to $6.9 million for 2003 due primarily to a decrease in construction revenues on a new facility in Honolulu, Hawaii related to a permit delay and the completion of construction on the Pinellas County, Florida dryer in 2003.



Gross profit for the nine months ended September 30, 2004 and 2003, remained flat at approximately $50.6 million. Gross profit in the second quarter of 2003 included a one-time non-cash gain of approximately $2.1 million recorded as a reduction of cost of operations related to a positive settlement of a warranty obligation. Excluding the settlement of the warranty obligation in 2003, gross profit increased $2.1 million or 4.2 percent as a result of the increased revenue growth discussed above, an improvement in land application (related to more normal weather patterns in 2004 compared to 2003) and cleanout operating margins partially offset by an increase of $0.4 million in depreciation expense and higher repairs and maintenance expenses at our drying and incineration facilities. Gross profit as a percentage of revenue decreased to 21.1 percent in 2004 from 23.2 percent in 2003 primarily due to the increase in depreciation expense and repairs and maintenance expense in 2004 and the reversal of the $2.1 million warranty settlement in 2003 as discussed above.


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

As a result of the foregoing, income from operations for the nine months ended September 30, 2004 was approximately $33.5 million compared to approximately $32.4 million for the same period in 2003. The increase of $1.1 million related primarily to gains from asset sales in the second quarter of 2004. Operating income as a percentage of revenues decreased to 13.9 percent in the first nine months of 2004 from 14.8 percent for the same period of 2003. As noted above, operating income in the second quarter of 2003 included a one time non-cash gain of approximately $2.1 million recorded as a reduction of cost of operations related to a positive settlement of a warranty obligation. Our Residuals Management Operations income from operations for the nine months ended September 30, 2004, totaled approximately $42.0 million compared to $36.9 million for 2003 due primarily to the margins from higher revenues, and the improvement in land application margins, which were partially offset by higher repairs and maintenance costs as described above. Our Rail Transportation income from operations decreased from $4.8 million in 2003 to $4.4 million in 2004 due primarily to the increase in revenues described above which was offset by an increase in rail and overhead costs. Our Engineering, Facilities, and Development loss from operations decreased from a loss of $2.4 million in 2003 to a loss of $1.9 million in 2004 due primarily to the decrease in startup costs associated with new facilities completed in 2003. The increase in corporate loss from operations from a loss of $6.9 million in 2003 to a loss of $11.1 million in 2004, primarily relates to a one-time non-cash gain of approximately $2.1 million recorded in 2003 related to a positive settlement of a warranty obligation described above, and an increase in insurance and other benefits costs.


Other expense, net, was approximately $16.5 million for the nine months ended September 30, 2004, compared to approximately $17.7 million for the nine months ended September 30, 2003, representing a decrease in other expense of approximately $1.2 million. The decrease relates primarily to a reduction of $1.2 million in interest expense related to reductions in debt and savings associated with interest rate swaps.


For the nine months ended September 30, 2004, we recorded a provision for income taxes of approximately $6.6 million compared to $5.6 million for the nine months ended September 30, 2003. Our effective tax rate was approximately 39 percent in the first nine months of 2004 compared to 38 percent in the first nine months of 2003. The increase in the effective tax rate is primarily due to the increase in state income taxes. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset future taxable income.


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

WORKING CAPITAL


At September 30, 2004, we had working capital of approximately $12.2 million compared to approximately $20.5 million at December 31, 2003, a decrease of approximately $8.3 million. The decrease in working capital is principally due to a $4.0 million short term note for the purchase of land (see Note 6) and a $4.4 million increase in accrued interest related to timing of interest payments as remaining changes in receivables and other assets were offset by changes in accounts payable and accrued expenses due to the seasonal increase in business activity.


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

ITEM 4.  CONTROLS AND PROCEDURES



EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES



As of the end of the period covered by this Form 10-Q/A, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer originally concluded in the initial filing of the Company's Form 10-Q on November 5, 2004, that the Company's disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in its periodic filings under the Exchange Act.



In preparing our consolidated financial statements for the year ended December 31, 2004, the Company determined that its segment disclosures should be restated from one reporting segment as was originally reported to three reporting segments. Accordingly the segment information originally presented has been restated. The revised disclosures are more fully described in Note 12 to the condensed consolidated financial statements included elsewhere herein. Additionally, the Company determined that its financial results for the third quarter of 2004 should be restated to reflect an adjustment to revenue recognized under the percentage of completion method of accounting as more fully described in Note 1 to the condensed consolidated financial statements included elsewhere herein. The Company concluded, with the concurrence of the Audit Committee, that the condensed consolidated financial statements for the quarterly period ended September 30, 2004 required restatement. The restatement is reflected in this Amendment No. 1 to Form 10-Q/A for the quarterly period ended (the "Restatement").



The Company has concluded the errors resulting in the Restatement were attributable to control weaknesses related to its financial reporting processes constituting a material weakness in its internal controls over financial reporting. This is due to the fact that the adjustments and disclosures which resulted in the Restatement were not identified by its existing control structure.






Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were ineffective at September 30, 2004.



During 2005 management has begun to put procedures in place to correct the weaknesses in its internal control over financial reporting. The Company has begun to formulate procedures related to documenting and analyzing complex technical issues which will formally document conclusions regarding such matters. Management is currently in the process of hiring an independent third party to assist in the preparation of the Company's compliance with Rule 404 of the Sarbanes Oxley Act of 2002.

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