Form 10-K
period 2004-12-31
SYNAGRO TECHNOLOGIES INC
filed 2005-03-22
CIK 895565

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act of 1934 Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of the 18,442,140 shares of the Registrant's common stock held by nonaffiliates of the Registrant was $52,375,678 on June 30, 2004, based on the $2.84 last sale price of the Registrant's common stock on the Nasdaq Small Cap Market on that date.

    As of March 17, 2005, 20,149,292 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Proxy Statement for the 2005 Annual Meeting of Stockholders of the Registrant (Sections entitled "Election of Directors," "Management Stockholdings," "Principal Stockholders," "Executive Compensation," "Option Exercises and Year End Values," "Employment Agreements," "Equity Compensation Plans," "Compensation Committee Report," "Common Stock Performance Graph" and "Certain Transactions") is incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

     We are including the following cautionary statements to secure the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for all forward-looking statements made by us in this Annual Report on Form 10-K. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or trends, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. In addition, from time to time, we (or our representatives) may make forward-looking statements of this nature in our annual report to shareholders, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases or in oral or written presentations to shareholders, securities analysts, members of the financial press or others. All such forward-looking statements, whether written or oral, and whether made by or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the forward-looking statements speak only of the Company's views as of the date the statement was made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date thereof. Forward-looking statements involve risks and uncertainties which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. We believe that all forward-looking statements made by us have a reasonable basis, but there can be no assurance that management's expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Factors that could cause actual results to differ materially are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors Which May Affect Future Results."

BUSINESS OVERVIEW

  GENERAL

     We are the largest recycler of biosolids and other organic residuals in the United States and the only national company focused exclusively on the $8 billion organic residuals industry, which includes water and wastewater residuals. We serve more than 600 municipal and industrial water and wastewater treatment accounts with operations in 37 states and the District of Columbia.

     Biosolids and other organic residuals are solid or liquid material generated by municipal wastewater treatment facilities or residual management facilities. We provide our customers with services and capabilities that focus on the beneficial reuse of organic nonhazardous residuals, including biosolids, resulting primarily from the wastewater treatment process. We believe that the services we offer are compelling to our customers because they allow our customers to avoid the significant capital and operating costs that they would have to incur if they internally managed their water and wastewater residuals.

     We partner with our clients to develop cost-effective and environmentally sound solutions for their residuals processing and beneficial use requirements. Our broad range of services include drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, collection and transportation, regulatory compliance, dewatering, and facility cleanout services. We currently operate six heat-drying facilities, five composting facilities, three incineration facilities and 31 permanent and 35 mobile dewatering units.

     Our existing customer base is comprised primarily of municipal customers, which accounted for approximately 88 percent of our revenues for the year ended December 31, 2004, as well as industrial and commercial waste generators. We also cater to buyers who purchase our fertilizers and other marketed products, which total approximately 3 percent of our total revenues. Our size and scale offer significant advantages over our competitors in terms of operating efficiencies and the breadth of services we provide our customers. Approximately 89 percent of our revenue for the year ended December 31, 2004 was derived from sources that we believe are recurring in nature, including contracts, purchase orders and product sales.

     Contract revenues accounted for approximately 83 percent of our revenue for the year ended December 31, 2004. These revenues were generated through more than 560 contracts that range from one to twenty-five years in length. Contract revenues are generated primarily from land application, collection and transportation services, dewatering, incineration, composting, drying and pelletization services and facility operations and maintenance services. These contracts have an estimated remaining contract value including renewal options, which we call backlog, of approximately $2.2 billion as of December 31, 2004. This backlog represents more than six times our revenue for the year ended December 31, 2004. Our estimated backlog, excluding renewal options, was approximately $1.5 billion as of December 31, 2004. See -- "Backlog." Our top ten customers, which represent approximately $1.2 billion, or 55%, of our backlog as of December 31, 2004, have an average of eight years remaining on their current contracts, including renewal options. We have historically enjoyed high contract retention rates (both renewals and rebids) of approximately 85 percent to 90 percent of contract revenue value. As of December 31, 2004, our contract retention rate was approximately 88 percent.

  DESCRIPTION OF BUSINESS BY SEGMENT

     The Company evaluates operating results, assesses performance and allocates resources on a geographic basis, with the exception of its rail operations and its engineering, facilities, and development ("EFD") group which are separately monitored. Accordingly, the Company reports the results of its activities in three operating segments, which include: Residuals Management Operations, Rail Transportation, and EFD. The Company has determined that its segment disclosures for 2003 and 2002 should be restated to expand its segment disclosure from one reporting segment as was originally reported to three reporting segments. Accordingly, the segment information presented for 2003 and 2002 herein has been restated.

     The table below shows the total revenues (in thousands) contributed annually by each of our reportable segments in the three-year period ended December 31, 2004. More information about our results of operations by reportable segment is included in Note 20 to the consolidated financial statements included in this report.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Residuals Management Operations......................  $274,790   $253,610   $226,738
Rail Transportation..................................    33,822     36,217     28,893
Engineering Facilities and Development...............    17,252      8,725     16,997
                                                       --------   --------   --------
  Total revenues.....................................  $325,864   $298,552   $272,628
                                                       ========   ========   ========

     Revenues generated from the services that the Company provides are summarized below:

                                                            YEAR ENDED DECEMBER 31,
                                                       ----------------------------------
                                                         2004        2003         2002
                                                       --------   ----------   ----------
                                                                  (RESTATED)   (RESTATED)
                                                                 (IN THOUSANDS)
Facilities operations................................  $100,222    $ 92,388     $ 80,576
Product marketing....................................    11,486      12,910       10,776
Land application and disposal........................   176,202     175,576      153,154
Cleanout services....................................    26,780      12,658       16,916
Design and build.....................................    11,174       5,020       11,206
                                                       --------    --------     --------
  Total revenues.....................................  $325,864    $298,552     $272,628
                                                       ========    ========     ========

     Facilities operations include revenues generated from providing drying and pelletization, composting, and incineration operations services. Land application and disposal includes revenues generated from providing land application, dewatering, and disposal services. Product marketing includes revenues generated from selling pellets and compost as organic fertilizers. Cleanout services include revenues generated from lagoon and digester cleanout projects.

     Residuals Management Operations derives its revenues from facilities operations, product marketing, land application and disposal, and cleanout services. Rail Transportation derives its revenues from land application and disposal services. EFD derives its revenues from product marketing, and design and build services.

INDUSTRY OVERVIEW

  HISTORY

     We believe that the organic residuals industry, which includes water and wastewater residuals, is approximately $8 billion in size and will continue to grow at four to five percent annually over the next decade. The growth in the underlying volumes of wastewater residuals generated by the municipal and industrial markets is driven by a number of factors, including:

     - Population growth and population served;

     - Pressures to better manage wastewater;

     - More restrictive laws and regulations; and

     - Advances in technology.

     Most residential, commercial, and industrial wastewater is collected through an extensive network of sewers (laterals, interceptors and force mains), and transported to wastewater treatment plants, which are primarily publicly owned treatment works ("POTWs"). When wastewater is treated at POTWs or at industrial wastewater pre-treatment facilities, the treatment process normally consists of biological and/or chemical treatment (secondary treatment) followed by some type of clarification (separates the liquid portion of the wastewater from the solids/wastewater residuals). The clarified water may be further treated (disinfection and filtration -- tertiary treatment) depending upon effluent limitation requirements contained in the POTW's National Pollutant Discharge Elimination System permit and discharged -- typically into a river or other surface water. Prior to the promulgation of the 40 CFR Part 503 Regulations by the Environmental Protection Agency, or EPA, pursuant to Section 405 of the Clean Water Act ("Part 503 Regulations") on February 19, 1993, many POTWs were beneficially recycling their wastewater residuals under 40 CFR Part
257. Some POTWs were landfilling, incinerating, or surface disposing of their residuals. Ocean dumping was banned in 1989 and completely phased out by 1991. The Part 503 Regulations were much more comprehensive than Part 257, especially in the level of risk assessment that was done by the EPA to develop the pollutant concentration requirements. The Part 503 Regulations supported the EPA's beneficial use policy that was published in 1984 and provided some closure to regulatory process that had been on going since the Clean Water Act amendments of 1977. Once the Part 503 regulations were final, they created significant growth for the wastewater residuals management industry. To establish beneficial reuse as an option for wastewater generators, the EPA established a classification methodology for the wastewater residuals that is based on how the wastewater residuals are processed. Now, in most cases, the POTW further processes the wastewater residuals and produces a semisolid, nutrient-rich by-product known as biosolids. We use the term "wastewater residuals" to include both solids that have been treated pursuant to the Part 503 Regulations and those that have not. Biosolids, as a subset of wastewater residuals, is intended to refer to wastewater solids that meet either the requirements of Class A or B standards as defined in the Part 503 Regulation.

  CLASSES OF BIOSOLIDS

     When treated and processed according to the Part 503 Regulations, biosolids can be beneficially reused and applied to crop land to improve soil quality and productivity due to the nutrients and organic matter that they contain. Biosolids applied to agricultural land, forest, public contact sites, or reclamation sites must meet either Class A or Class B bacteria, or pathogen and or vector attraction reduction requirements contained in the Part 503 Regulations. This classification is determined by the level of processing the biosolids have undergone. Pursuant to the Part 503 Regulations, there are specific methods available to achieve Class A standards and other specific methods available to achieve Class B standards, otherwise the biosolids are considered Sub-Class B. Each alternative for Class A requires that the resulting biosolids be essentially pathogen free. In general, Class A biosolids are generated by more capital intensive processes, such as composting, heat drying, heat treatment, high temperature digestion and alkaline stabilization. Class A biosolids have the highest market value, are sold as fertilizer, and can be applied to any type of land or crop.

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

     Industry sources, including EPA studies and manuals and research and analysis reports from Informa Economics, Inc., and internal information have led us to estimate that a total volume of 135 million dry tons of organic residuals are processed each year. Therefore, we estimate the total size of the combined municipal and industrial wastewater residuals market to be $8 billion.

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

     We believe we compete in a stable, recession resistant industry. We provide a necessary service to our municipal and industrial customers. We derive substantially all of our revenues from municipal water and wastewater utilities. Demand for our industry's services are promulgated by government regulations defining the use and disposal of wastewater residuals. We believe that population growth, better wastewater management treatment processes and stricter regulations are factors driving growth in the industry.

  MARKET GROWTH

     We believe the estimated $8 billion organic residuals industry, which includes water and wastewater residuals, will continue to grow at four to five percent annually over the next decade. The growth in the underlying volumes of wastewater residuals generated by the municipal and industrial markets is driven by a number of factors. These factors include:

     Population Growth and Population Served. As the population grows, the amount of biosolids produced by municipal POTWs is expected to increase proportionately. In addition to population growth, the amount of residuals available for reuse should also grow as more of the population is served by municipal sewer networks. As urban sprawl continues and the desire of cities to annex surrounding areas increases, POTWs will treat more wastewater. It is expected that the amount of wastewater residuals managed on a daily basis by municipal wastewater treatment plants will increase to more than 8.2 million dry tons by 2010.

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

COMPETITIVE STRENGTHS

     We believe that the following strengths differentiate us in the marketplace:

     National, Full-Service Industry Leader. We are the largest recycler of biosolids and other organic residuals in the United States and the only national company focused exclusively on water and wastewater residuals management. We provide our customers with services and capabilities, including drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, collection and transportation, regulatory compliance, dewatering, and facility cleanout services. We believe our broad range of services exceeds those offered by our competitors in the water and wastewater residuals management industry and provides us with a unique and differentiated service offering platform. We believe that our leading market position provides us with more operating leverage and a unique competitive advantage in attracting and retaining customers and employees as compared to our regional and local competitors.

     Recurring Revenues and Stable Operating Cash Flows. Approximately 89 percent of our revenue for the year ended December 31, 2004 was derived from sources that we believe are recurring in nature, including long-term contracts primarily with municipal customers. These contracts accounted for approximately 83 percent of our revenue for the year ended December 31, 2004. Our contract expirations are staggered, mitigating the impact of any individual contract loss. Our contract revenue backlog, including renewal options, was approximately $2.2 billion as of December 31, 2004. This backlog represents more than six times our revenue for the year ended December 31, 2004. Our estimated backlog, excluding renewal options, was approximately $1.5 billion as of December 31, 2004. We believe our recurring revenue base, stable capital expenditures requirements and minimal working capital requirements will allow us to maintain predictable and consistent cash flows. See "Business -- Backlog."

     Significant Land Base. We have a large land base available for the land application of wastewater residuals. As of December 31, 2004, we maintained permits and registration or licensing agreements on more than 913,000 acres of land in 25 states. We feel that this land base provides us with an important advantage when bidding for new work and retaining existing business.

     Large Range of Processing Capabilities and Product Marketing Experience. We are one of the most experienced firms in treating wastewater residuals to meet the EPA's Class A standards. We currently operate 11 Class A processing facilities and believe that our next two largest Class A competitors operate five and three Class A facilities, respectively. Class A residuals undergo more processing than Class B residuals, and may be distributed and marketed as commercial fertilizer. We have numerous capabilities to achieve Class A standards, and we currently operate six heat-drying facilities and five composting facilities. In addition, we are a leader in marketing Class A biosolids either generated by us or by others. For the year ended December 31, 2004, we marketed 165,000 tons or approximately 52 percent of the heat-dried pellets produced in the United States. We also marketed 401,000 tons of compost, which we believe is significantly more than any other producer of municipal based compost materials.

     Experienced Sales Force. We have a sales force dedicated to the wastewater residuals market. We market our services via a multi-tiered sales force, utilizing a combination of business developers, engineering support staff, and seasoned operations directors. This group of individuals is responsible for maintaining our existing business and identifying new wastewater residuals management opportunities. On average, these individuals have in excess of ten years of industry experience. We believe that their unique knowledge and longstanding customer relationships gives us a competitive advantage in identifying and successfully securing new business.

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

     Bonding Capacity. Commercial, federal, state and municipal projects often require operators to post performance and, in some cases, payment bonds at the execution of a contract. The amount of bonding capacity offered by sureties is a function of the financial health of the company requesting the bonding. Operators without adequate bonding may be ineligible to bid or negotiate on many projects. Our national presence and tenure in the market have helped us develop strong bonding relationships with large national sureties that smaller industry participants do not possess. We believe the existing capacity is sufficient to meet bonding needs for the foreseeable future. To date, no payments have been made by any bonding company for bonds issued on our behalf.

     Strong, Experienced Management Team. We have a strong and experienced management team at the corporate and operating levels. Our senior management on average has been involved in the environmental services industry for over 20 years. We believe the skill and experience of our management team continue to provide significant benefits to us as we evaluate opportunities to expand our business.

BUSINESS STRATEGY

     Our goals are to maintain and strengthen our position as the only national company exclusively focused on water and wastewater residuals management. Our business strategy is to increase cash flow from operations and profitability through a combination of organic growth, growth through complementary acquisitions and a disciplined approach to capital expenditures.

     Organic Growth. We believe that we have the opportunity to expand our business by providing services for new customers who currently perform their own wastewater residuals management and by increasing the range of services that our existing customers outsource to us. The principal factors contributing to our organic growth include:

     - Developing New Customers. Our sales and marketing efforts focus on adding new customers by marketing our products and services. In many cases, we believe that we can provide the customer with better service at a cost to them that is lower than what it costs them to provide the service internally or with their current service provider. We take a collaborative approach with potential customers where our sales force consults with potential customers and positions us as a solution provider.

     - Expanding Services to Existing Customers. We have the opportunity to provide many of our existing customers with additional services as part of a complete residuals management program. We endeavor to educate these existing customers about the benefits of a complete residuals management solution and offer other services where the value is compelling. These opportunities may provide us with long-term contracts, increased barriers to entry, and better relationships with our customers.

     - Capitalize on Increased Demand for Facilities Operations Services. In order to take advantage of operating efficiencies, technology and our comprehensive capabilities, we will endeavor to capitalize on the increased demand for facilities operations services, including drying and pelletizing, dewatering, composting and incineration. We believe this focus will result in more long-term contracts and recurring revenue. In addition, we are building several new facilities, which we expect will also result in longer-term contracts, steady revenue streams, higher barriers to entry for competitors, higher switching costs for the customer and lower seasonality. We opened one of these facilities in Sacramento in 2004.

     Growth through Complementary Acquisitions. We plan to continue to pursue strategic acquisitions in a disciplined manner in order to achieve further growth. We selectively seek strategic opportunities to acquire businesses that profitably expand our service offerings, increase our geographic coverage or increase our customer base. We believe our strategic acquisitions enable us to gain new industry residuals expertise and efficiencies in our existing operations. Determination of attractive acquisition targets is based on many factors, including the size and location of the business and customers served, existing contract terms, potential operating efficiencies and cost savings.

     Disciplined Approach to Capital Expenditures. Whether a new contract or an acquisition, we are focused on the ability to generate the revenues and operating cash flow to validate the capital investment decision. As such, new contracts, renewals and/or acquisitions undergo a comprehensive financial analysis to ensure that our return criteria are being met. In addition, capital expenditures relating to maintenance activities are also subject to rigorous internal review and a formal approval process.

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

                   [Wastewater Residuals Services FLOWCHART]

     1. Design and Build Services. We designed, built, and operate six heat-drying and pelletization facilities and five composting facilities. We currently have one new drying facility under permit and construction that we will operate when it is completed. We operate three incineration facilities, two of which we significantly upgraded and one that we built. Lastly, we have designed, built, and operate over 20 biosolids dewatering facilities. All of our facility design, construction and operating experience is with biosolids projects.

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

     3. Regulatory Compliance. An important element for the long-term success of a wastewater residuals management program is the certainty of compliance with local, state and federal regulations. Accurate and timely documentation of regulatory compliance is mandatory. We provide this service through our proprietary Residuals Management System ("RMS").

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

     4. Dewatering. We provide residuals dewatering services for wastewater treatment facilities on either a permanent, temporary or emergency basis. These services include design, procurement, and operations. We provide the staffing to operate and maintain these facilities to ensure satisfactory operation and regulatory compliance of the residuals management program. We currently operate 31 permanent and 35 mobile dewatering units.

     5. Collection and Transportation. For our liquid residuals operations, a combination of mixers, dredges and/or pumps are used to load our tanker trailers. These tankers transport the residuals to either a land application site or one of our residuals processing facilities. For our dewatered residuals operations, the dewatered residuals are loaded into trailers by either front end loaders or conveyors. These trailers are then transported to either land application sites or to one of our residuals processing facilities.

     6. Composting. For composting projects, we provide a comprehensive range of technologies, operations services and end product marketing through our various divisions and regional offices. All of our composting alternatives provide high-quality Class A products that we market to landscapers, nurseries, farms and fertilizer companies through our Organic Product Marketing Group ("OPMG") described below. In some cases, fertilizer companies package the product and resell it for home consumer use. We utilize three different types of composting methodologies: aerated static pile, in-vessel, and open windrow. When a totally enclosed facility is not required, aerated static pile composting offers economic advantages. In-vessel composting uses an automated, enclosed system that mechanically agitates and aerates blended organic materials in concrete bays. We also offer the windrow method of composting to clients with favorable climatic conditions. In areas with a hot and dry climate, the windrow method lends itself to the efficient evaporation of excess water from dewatered residuals. This makes it possible to minimize or eliminate any need for bulking agents other than recycled compost. We currently operate five composting facilities.

     7. Drying and Pelletization. The heat drying process utilizes a recirculating system to evaporate water from wastewater residuals and create pea-sized pellets. A critical aspect of any drying technology is its ability to produce a consistent and high quality Class A end product that is marketable to identified end-users. This requires the system to manufacture pellets that meet certain criteria with respect to size, dryness, dust elimination, microbiological cleanliness, and durability. We market heat-dried biosolids products to the agricultural and fertilizer industries through our Organic Product Marketing Group described below.

     We built and currently operate six drying and pelletization facilities with municipalities, including one in Pinellas County, Florida, two in Baltimore, Maryland, one in New York, New York, one in Hagerstown, Maryland and one in Sacramento, California. We are currently in the construction phase of one drying and pelletization facility for Honolulu, Hawaii, which we will operate when the facility is completed.

     8. Product Marketing. In 1992, we formed the OPMG to market composted and pelletized biosolids from our own facilities as well as municipally owned facilities. OPMG currently markets in excess of 891,000 cubic yards of compost and 165,000 tons of pelletized biosolids annually. OPMG markets a majority of its biosolids products under the trade names GranuliteCompany and AllGroCompany. Based on our experience, OPMG is capable of marketing biosolids products to the highest paying markets. We are the leader in marketing end-use wastewater residuals products, such as compost and heat-dried pellets used for fertilizers. In 2004, we marketed 165,000 tons or approximately 52 percent of the heat-dried pellets produced in the United States. We also marketed 401,000 tons of compost, which we believe is significantly more than any other producer of municipal based compost materials.

     9. Incineration. In the Northeast, we economically and effectively process wastewater residuals through the utilization of the proven thermal processing technologies of multiple-hearth and fluid bed incineration. In multiple-hearth processing, residuals are fed into the top of the incinerator and then mechanically passed down to the hearths below. The heat from the burning residuals in the middle of the incinerator dries the residuals coming down from the top until they begin to burn. Since residuals have approximately the same British thermal unit value as wood chips, very little additional fuel is needed to make the residuals start to burn. The resulting ash by-product is nontoxic and inert, and can be beneficially used as alternative daily cover for landfills. In fluid bed processing, residuals are pumped directly into a boiling mass of super heated sand and air (the fluid bed) that vaporizes the residuals on contact. The top of the fluid bed burns off any remaining compounds resulting in very low air emissions and very little ash by-product. Computerized control of the entire process makes this modern technology fuel efficient, easy to operate, and an environmentally friendly disposal method. We currently operate three incineration facilities.

     10. Alkaline Stabilization. We provide alkaline stabilization services by using lime to treat Sub-Class B biosolids to Class-B standards. Lime chemically reacts with the residuals and creates a Class B product. We offer this treatment process through our BIO*FIX process. Due to its very low capital cost, BIO*FIX is used in interim and emergency applications as well as long-term programs. The BIO*FIX process is designed to effectively inactivate pathogenic microorganisms and to prevent vector attraction and odor. The BIO*FIX process combines specific high-alkalinity materials with residuals at minimal cost. During the past several years, our engineers have developed and improved the BIO*FIX chemical formulations, and the material handling and instrumentation and control systems in concert with clients, federal and state regulators, consulting engineers and academic researchers.

     11. Land Application. The beneficial reuse of municipal and industrial biosolids through land application has been successfully performed in the United States for more than 100 years. Direct agricultural land application has the proven benefits of fertilization and organic matter addition to the soil. Agricultural communities throughout the country are well acquainted with the practice of land application of biosolids and have first hand experience with the associated agricultural and environmental benefits. Currently, we recycle Class B biosolids through agricultural land application programs in 25 states. Our revenues from land application services are the highest among our service offerings.

CONTRACTS

     Contract revenues accounted for approximately 83 percent of our revenue for the year ended December 31, 2004. These revenues were generated through more than 560 contracts that range from one to twenty-five years in length. Contract revenues are generated primarily from land application, collection and transportation services, dewatering, incineration, composting, drying and pelletization services and facility operations and maintenance services. These contracts have an estimated backlog, including renewal options, of approximately $2.2 billion as of December 31, 2004. This backlog represents more than six times our revenue for the year ended December 31, 2004. In general, our contracts contain provisions for inflation-related annual price increases, renewal provisions, and broad force majeure clauses. Our top ten customers have an average of eight years remaining on their current contracts, including renewal options. We have historically enjoyed high contract retention rates (both renewals and rebids) of approximately 85 percent to 90 percent of contract revenue value. During 2004, our contract retention rate was approximately 88 percent. See "-- Backlog" for a more detailed discussion.

     Our contract with the New York City Department of Environmental Protection accounted for 16% of our revenues in 2004. No other customer accounted for more than 10% of our revenues in 2004.

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

     Our largest contract is with the New York City Department of Environmental Protection. The contract relates to the New York Organic Fertilizer Company dryer and pelletizer facility and was assumed in connection with the Bio Gro acquisition in 2000. The contract provides for the removal, transport and processing of wastewater residuals into Class A product that is transported, marketed and sold to the fertilizer industry for beneficial reuse. The contract has a term of 15 years and expires in June 2013. The contract includes provisions relating to the allocation of risk, insurance, certification of the material, force majeure conditions, change of law situations, frequency of collection, pricing, form and extent treatment, and documentation for tracking purposes. In addition, the contract includes a provision that allows for the New York City Department of Environmental Protection to terminate the contract. See "Risk Factors -- Risks Relating to our Business and the Industry -- A significant amount of our business comes from a limited number of customers and our revenue and profits could decrease significantly if we lost one or more of them as customers."

BACKLOG

     At December 31, 2004, our estimated remaining contract value including renewal options, which we call backlog, was approximately $2.2 billion, of which we estimate approximately $191.0 million will be realized in 2005. In determining backlog, we calculate the expected payments remaining under the current terms of our contracts, assuming the renewal of contracts in accordance with their renewal provisions, no increase in the level of services during the remaining term, and estimated adjustments for changes in the consumer price index for contracts that contain price indexing. Assuming the renewal provisions are not exercised, we estimate our backlog at December 31, 2004 would have been approximately $1.5 billion. These estimates are based on our operating experience, and we believe them to be reasonable. However, there can be no assurance that our backlog will be realized as contract revenue or earnings. See "Risk Factors -- Risks Relating to our Business and Industry -- We are not able to guarantee that our estimated remaining contract value, which we call backlog, will result in actual revenues in any particular fiscal period."

SALES AND MARKETING

     We have a sales and marketing group that has developed and implemented a comprehensive internal growth strategy to expand our business by providing services for new customers who currently perform their own wastewater residuals management and by increasing the range of services that our existing customers outsource to us.

     In addition, to maintain our existing market base, we endeavor to retain our existing service contracts. For 2004, we achieved a retention rate (renewals and rebids) of approximately 88 percent. We believe that the ability to retain existing contracts is a direct indication of the level of customer satisfaction with our operations. Although we value our current customer base, our focus is to increase revenues that generate long-term, stable income at acceptable margins rather than simply increasing market share.

     Our sales and marketing group also works with our operations staff, which typically responds to requests to proposals for routine work that is awarded to the lowest cost bidder. This allows our sales and marketing group to focus on prospective, rather than reactive, marketing activities. Our sales and marketing group is focused on developing new business from specific market segments that have historically netted the highest returns. These are segments where we believe we should have an enhanced competitive advantage due to the complexity of the job, the proximity of the work to our existing business, or a unique technology or facility that we are able to offer. We seek to maximize profit potential by focusing on negotiated versus low-bid procurements, long-term versus short-term contracts and projects with multiple services. In addition, we are focusing on the rapidly growing facilities operations market. Our sales incentive program is designed to reward the sales force for success in these target markets.

     We proactively approach municipal market segments, as well as new industrial segments, through professional services contracts. We are in a unique industry position to successfully market through professional services contracts because we are an operations company that offers virtually every type of proven service category marketed in the industry today. This means we can customize a wastewater residuals management program for a client with no technology or service category bias.

ACQUISITIONS HISTORY

     In May 2003, we purchased Aspen Resources, Inc. ("Aspen Resources"). The purchase of Aspen Resources provides us with added expertise in the management of pulp and paper organic residuals. Historically, acquisitions have been an important part of our growth strategy. We completed 18 acquisitions from 1998 through 2004, highlighted by our acquisition in August 2000 of Waste Management's Bio Gro Division. Bio Gro had been one of the largest providers of wastewater residuals management services in the United States, with 1999 annual revenues of $118 million. Bio Gro provided wastewater residuals management services in 24 states and was the market leader in thermal drying and pelletization. Other acquisitions from 1998 to the present include the following:

COMPANY                          DATE ACQUIRED   U.S. MARKET SERVED   CAPABILITIES ACQUIRED
-------                          -------------   ------------------   ---------------------
A&J Cartage, Inc. .............  June 1998       Midwest              Land Application
Recyc, Inc. ...................  July 1998       West                 Composting
Environmental Waste Recycling,
  Inc. ........................  November 1998   Southeast            Land Application
National Resource Recovery,
  Inc. ........................  March 1999      Midwest              Land Application
Anti-Pollution Associates......  April 1999      Florida Keys         Facility Operations
D&D Pumping, Inc. .............  April 1999      Florida Keys         Land Application
Vital Cycle, Inc. .............  April 1999      Southwest            Product Marketing
AMSCO, Inc. ...................  May 1999        Southeast            Land Application
Residual Technologies, LP......  January 2000    Northeast            Incineration
Davis Water Analysis, Inc. ....  February 2000   Florida Keys         Facility Operations
AKH Water Management, Inc. ....  February 2000   Florida Keys         Facility Operations
Ecosystematics, Inc. ..........  February 2000   Florida Keys         Facility Operations
Rehbein, Inc. .................  March 2000      Midwest              Land Application
Whiteford Construction
  Company......................  March 2000      Mid-Atlantic         Cleanouts
Environmental Protection &
  Improvement Co. .............  March 2000      Mid-Atlantic         Rail Transportation
Earthwise Organics, Inc and
  Earthwise Trucking...........  August 2002     West                 Composting and
                                                                      Transportation

COMPETITION

     We provide a variety of services relating to the transportation and treatment of wastewater residuals. Although water, land application, fertilizer, farming, consulting and composting companies provide some of the same services we offer, we believe that we are the only national company to provide a comprehensive suite of services. We are not aware of another company focused exclusively on the management of wastewater residuals from a national perspective. We have several types of direct competitors. Our direct competitors include small local companies, regional residuals management companies, and national and international water and wastewater operations privatization companies.

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

FEDERAL, STATE AND LOCAL GOVERNMENT REGULATION

     Federal, state and local environmental authorities regulate the activities of the municipal and industrial wastewater generators and enforce standards for the discharge from wastewater treatment plants (effluent wastewater) with permits issued under the authority of the Clean Water Act, as amended, state water quality control acts and local regulations. The treatment of wastewater produces an effluent and wastewater solids. The treatment of these solids produces biosolids. To the extent demand for our residuals treatment methods is created by the need to comply with the environmental laws and regulations, any modification of the standards created by such laws and regulations may reduce the demand for our residuals treatment methods. Changes in these laws or regulations, or in their enforcement, may also adversely affect our operations by imposing additional regulatory compliance costs on us, requiring the modification of and/or adversely affecting the market for our wastewater residuals management services.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") generally imposes strict, joint and several liability for cleanup costs upon various parties, including: (1) present owners and operators of facilities at which hazardous substances were disposed; (2) past owners and operators at the time of disposal; (3) generators of hazardous substances that were disposed at such facilities; and (4) parties who arranged for the disposal of hazardous substances at such facilities. CERCLA liability extends to cleanup costs necessitated by a release or threat of release of a hazardous substance. However, the definition of "release" under CERCLA excludes the "normal application of fertilizer." The EPA regulations regard biosolids applied to land as a fertilizer substitute or soil conditioner. The EPA has indicated in a published document that it considers biosolids applied to land in compliance with the applicable regulations not to constitute a "release." However, the land application of biosolids that do not comply with Part 503 Regulations could be considered a release and lead to CERCLA liability. Monitoring as required under
Part 503 Regulations is thus very important. Although the biosolids and alkaline waste products may contain limited quantities or concentrations of hazardous substances (as defined under CERCLA), we have developed plans to manage the risk of CERCLA liability, including training of operators, regular testing of the biosolids and the alkaline admixtures to be used in treatment methods and reviewing incineration and other permits held by the entities from which alkaline admixtures are obtained.

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

     Any of the permits, registrations or approvals noted above, or applications therefore may be subject to denial, revocation or modification under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are enforced differently, we may be required to obtain additional, or modify existing, operating permits, registrations or approvals. The process of obtaining or renewing a required permit, registration or approval can be lengthy and expensive and the issuance of such permit or the obtaining of such approval may be subject to public opposition or challenge. Much of this public opposition or challenge, as well as related complaints, relates to odor issues, even when we are generally in compliance with odor requirements and even though we have worked hard to minimize odor from our operations. There can be no assurances that we will be able to meet applicable regulatory requirements or that further attempts by state or local authorities to prohibit, or public opposition or challenge to, the land application, agricultural use of biosolids, thermal processing or biosolids composting will not be successful.

PATENTS AND PROPRIETARY RIGHTS

     We have several patents and licenses relating to the treatment and processing of biosolids. Our current patents expire between 2008 to 2020. While there is no single patent that is material to our business, we believe that our aggregate patents are important to our prospects for future success. However, we cannot be certain that future patent applications will be issued as patents or that any issued patents will give us a competitive advantage. It is also possible that our patents could be successfully challenged or circumvented by competition or other parties. In addition, we cannot assure that our treatment processes do not infringe patents or other proprietary rights of other parties.

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

EMPLOYEES

     As of March 16, 2005, we had approximately 964 full-time employees. These employees include approximately 4 executive officers, 11 nonexecutive officers, 119 operations managers, 64 environmental specialists, 46 maintenance personnel, 168 drivers and transportation personnel, 91 land application specialists, 286 general operation specialists, 42 sales employees and 133 technical support, administrative, financial and other employees. Additionally, we use contract labor for various operating functions, including hauling and spreading services, when it is economically advantageous.

     Although we have approximately 36 union employees, our employees are generally not represented by a labor union or covered by a collective bargaining agreement. We believe we have good relations with our employees. We provide our employees with certain benefits, including health, life, dental, and accidental death and disability insurance and 401(k) benefits.

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

ITEM 2.  PROPERTIES

     We currently lease approximately 18,414 square feet of office space at our principal place of business located in Houston, Texas. We also lease regional operational facilities in: Houston, Texas; El Dorado Hills, California; Mount Arlington, New Jersey; Baltimore, Maryland and Waterbury, Connecticut; and we have 18 district offices throughout the United States.

     We own and operate four drying and pelletization facilities; one located in New York, New York, two in Baltimore, Maryland, and one in Sacramento, California. We also operate two drying and pelletizing facilities in Hagerstown, Maryland and Pinellas County, Florida, and three incineration facilities located in Woonsocket, Rhode Island; Waterbury, Connecticut; and New Haven, Connecticut. We also operate five composting facilities located in Corona, California; Burlington, New Jersey; Rockland, New Jersey; Salome, Arizona; and Chino, California. Additionally, we own property in Salome, Arizona; Maysville, Arkansas; Lancaster, California; King George, Virginia; and Wicomico County, Maryland. These properties are utilized for composting, storage or land application.

     We maintain permits, registrations or licensing agreements on more than approximately 913,000 acres of land in 25 states for applications of biosolids.

ITEM 3.  LEGAL PROCEEDINGS

     Our business activities are subject to environmental regulation under federal, state and local laws and regulations. In the ordinary course of conducting our business activities, we become involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. We believe that these matters will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

     However, the outcome of any particular proceeding cannot be predicted with certainty. We are required under various regulations to procure licenses and permits to conduct our operations. These licenses and permits are subject to periodic renewal without which our operations could be adversely affected. There can be no assurance that any changes in regulatory requirements will not have a materially adverse effect on our financial condition, results of operations or cash flows.

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

     In June 2002, we settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, we agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. We estimated our exposure at approximately $1.0 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs (including defense costs) for which coverage may not be available due to the pending liquidation of Reliance. We believe accruals of approximately $1.0 million as of December 31, 2004, are adequate to provide for our exposures. The final resolution of these exposures could be substantially different from the amount recorded.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGE

     Our Common Stock is listed on the Nasdaq Small Cap Market ("Nasdaq"), and trades under the symbol "SYGR." The following table presents the high and low closing prices for our Common Stock for each fiscal quarter of the fiscal years ended 2004 and 2003, as reported by the Nasdaq.

                                                              HIGH     LOW
                                                              -----   -----
FISCAL YEAR 2004
First Quarter...............................................  $3.07   $2.12
Second Quarter..............................................   3.36    2.75
Third Quarter...............................................   3.21    2.52
Fourth Quarter..............................................   3.10    2.79
FISCAL YEAR 2003
First Quarter...............................................  $2.61   $2.15
Second Quarter..............................................   2.83    2.24
Third Quarter...............................................   2.55    2.20
Fourth Quarter..............................................   2.46    2.05

     As of March 9, 2005, we had 19,809,621 shares of Common Stock issued and outstanding and 262 holders of record of our Common Stock.

DIVIDEND POLICY

     Historically, we have reinvested earnings available for distribution to holders of Common Stock, and accordingly, we have not paid any cash dividends on our Common Stock. Currently, covenants relating to our outstanding preferred stock and bank debt restrict our ability to pay dividends. We expect that our board of directors will adopt a dividend policy in the second quarter of 2005 that reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. In connection with the adoption of such a policy, we would enter into a new credit facility allowing for the payment of dividends and all of our outstanding preferred stock would be converted into shares of Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes as of December 31, 2004, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans:

                                                                                        NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                                      NUMBER OF SECURITIES                              FUTURE ISSUANCE UNDER
                                       TO BE ISSUED UPON        WEIGHTED AVERAGE         EQUITY COMPENSATION
                                          EXERCISE OF           EXERCISE PRICE OF         PLANS (EXCLUDING
                                          OUTSTANDING              OUTSTANDING          SECURITIES REFLECTED
                                         STOCK OPTIONS            STOCK OPTIONS            IN COLUMN (A))
PLAN CATEGORY                                 (A)                      (B)                       (C)
-------------                         --------------------   -----------------------   -----------------------
Equity compensation plans approved
  by security holders(1)............       5,957,425                  $2.84                   3,614,000
  Equity compensation not approved
     by security holders(2).........       2,942,622                  $2.77                          --
                                           ---------                  -----                   ---------
  Total.............................       8,900,047                                          3,614,000
                                           =========                                          =========

---------------

(1) We have outstanding stock options granted under the 2000 Stock Option Plan (the "2000 Plan") and the Amended and Restated 1993 Stock Option Plan (the "1993 Plan") for officers, directors and key employees. There are 3,614,000 options for shares of common stock reserved under the 2000 Plan for future grants. Effective with the approval of the 2000 Plan, no further grants have been made under the 1993 Plan.

(2) Represents options granted pursuant to individual stock option agreements. An aggregate of 1,181,954 options were granted to executive officers in 1998 and prior. These options had an exercise price equal to the market price, vested over three years, and expire ten years from the date of grant. An aggregate of 850,000 options were granted to executive officers as an inducement essential to the individuals entering into an employment contract with us. These options have an exercise price equal to market value on the date of grant, vest over three years, and expire ten years from the date of grant.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes our selected consolidated financial data for each fiscal year of the five-year period ended December 31, 2004. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, included elsewhere herein.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2004       2003       2002       2001       2000
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.................................  $325,864   $298,552   $272,628   $260,196   $163,098
Gross profit............................    67,822     64,101     70,748     68,095     43,198
Selling, general and administrative
  expenses..............................    24,346     26,070     22,935     21,958     14,337
Reorganization costs....................        --      1,169        905         --         --
Special charges, net....................       320         --         --      1,018         --
Amortization of intangibles.............       126        450        108      4,458      3,516
Gain from litigation settlement.........        --         --         --     (6,000)        --
Interest expense, net...................    22,247     23,356     23,498     26,968     18,908
Net income before cumulative effect of
  change in accounting for derivatives
  and asset retirement obligations,
  preferred stock dividends and noncash
  beneficial conversion charge..........    12,954      7,754     11,064     17,568      6,551
Cumulative effect of change in
  accounting for derivatives............        --         --         --      1,153         --
Cumulative effect of change in
  accounting for asset retirement
  obligations...........................        --        476         --         --         --
Preferred stock dividends...............     8,827      8,209      7,659      7,248      3,939
Noncash beneficial conversion charge....        --         --         --         --     37,045
Net income (loss) applicable to common
  stock.................................  $  4,127   $   (931)  $  3,405   $  9,167   $(34,433)

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2004       2003       2002       2001       2000
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic --
  Earnings (loss) per share before
     cumulative effect of change in
     accounting for derivatives and
     asset retirement obligations, and
     noncash beneficial conversion
     charge.............................  $   0.21   $  (0.03)  $   0.17   $   0.53   $   0.14
  Cumulative effect of change in
     accounting for derivatives.........        --         --         --      (0.06)        --
  Cumulative effect of change in
     accounting for asset retirement
     obligations........................        --      (0.02)        --         --         --
  Noncash beneficial conversion
     charge.............................        --         --         --         --      (1.92)
                                          --------   --------   --------   --------   --------
  Net income (loss) per share --basic...  $   0.21   $  (0.05)  $   0.17   $   0.47   $  (1.78)
                                          ========   ========   ========   ========   ========
Diluted --
  Earnings (loss) per share before
     preferred stock dividends,
     cumulative effect of change in
     accounting for derivatives and
     asset retirement obligations and
     noncash beneficial conversion
     charge.............................  $   0.21   $  (0.03)  $   0.17   $   0.35   $   0.14
  Cumulative effect of change in
     accounting for derivatives.........        --         --         --      (0.02)        --
  Cumulative effect of change in
     accounting for asset retirement
     obligations........................        --      (0.02)        --         --         --
  Noncash beneficial conversion
     charge.............................        --         --         --         --      (1.92)
                                          --------   --------   --------   --------   --------
  Net income (loss) per common share --
     diluted............................  $   0.21   $  (0.05)  $   0.17   $   0.33   $  (1.78)
                                          ========   ========   ========   ========   ========
Working capital.........................  $ 10,919   $ 20,517   $ 20,890   $  9,135   $ 17,734
Total assets............................   510,784    490,677    492,120    448,775    449,398
Total long-term debt, net of current
  maturities............................   248,799    269,133    283,530    249,016    279,098
Redeemable preferred stock..............    95,126     86,299     78,090     70,431     63,367
Stockholders' equity....................    68,725     64,022     64,449     60,540     53,601

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

RESTATEMENT

     Pursuant to SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has restated its segment disclosure from one reporting segment as was originally reported to three reporting segments (see
Note 20).

BACKGROUND

     We generate substantially all of our revenue by providing water and wastewater residuals management services to municipal and industrial customers. We provide our customers with services and capabilities, including, drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, collection and transportation, regulatory compliance, dewatering, and facility cleanout services. We currently serve more than 600 customers in 37 states and the District of Columbia. Our contracts typically have inflation price adjustments, renewal clauses and broad force majeure provisions. For the year ended December 31, 2004, we experienced a contract retention rate (both renewals and rebids) of approximately 88 percent.

     We categorize our revenues into five types -- contract, purchase order
(PO), product sales, design\build construction and event work.

     Contract revenues are generated primarily from land application, collection and transportation services, dewatering, incineration, composting, drying and pelletization services and facility operations and maintenance, and are typically performed under a contract with terms ranging from 1 to 25 years. Contract revenues accounted for approximately 83 percent, 84 percent and 81 percent of total revenues in 2004, 2003 and 2002, respectively.

     Purchase order revenues are primarily from facility operations, maintenance services, and collection and transportation services where services are performed on a recurring basis, but not under a long-term contract. Purchase order revenues accounted for approximately three percent, four percent and five percent of total revenues in 2004, 2003 and 2002, respectively.

     Product sales revenues are primarily generated from sales of composted and pelletized biosolids from internal and external facilities. Revenues from product sales accounted for approximately three percent of total revenues in 2004 and four percent of total revenues in 2003 and 2002, respectively.

     Design\build construction revenues are derived from construction projects where we agree to design and build a biosolids processing facility such as a drying and pelletization facility, composting facility, incineration facility or a dewatering facility that we will subsequently operate once the facility commences commercial operations. Revenues from design/build construction projects accounted for approximately three percent, two percent and four percent of total revenues in 2004, 2003 and 2002 respectively.

     Event project revenues are typically generated from digester or lagoon cleanout projects and temporary dewatering projects. Revenue from event projects accounted for approximately eight percent, six percent and six percent of total revenues in 2004, 2003 and 2002.

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

     Our costs relating to service contracts include processing, transportation, spreading and disposal costs, and depreciation of operating assets. Our spreading, transportation and disposal costs can be adversely affected by unusual weather conditions and unseasonably heavy rainfall, which can temporarily reduce the availability of land application. Material must be transported to either a permitted storage facility (if available) or to a local landfill for disposal. In either case, this results in additional costs for transporting, storage and disposal of the biosolid materials versus land application in a period of normal weather conditions. Processing and transportation costs can also be adversely impacted by higher fuel costs. In order to manage this risk at processing facilities, we generally enter into contracts that pass-thru fuel cost increases to the customer, or we lock in our fuel costs with our fuel suppliers for terms ranging from twelve to twenty four months. We subcontract a significant portion of our transportation requirements to numerous contractors which enables us to minimize the impact of changes in fuel costs for over the road equipment. We have also periodically implemented temporary fuel surcharges with selected customers. Our costs relating to construction contracts primarily include subcontractor costs related to design, permit and general construction. Our selling, general and administrative expenses are comprised of accounting, information systems, marketing, legal, human resources, regulatory compliance, and regional and executive management costs. Historically, we have included amortization of goodwill resulting from acquisitions as a separate line item in our income statement. Effective January 1, 2002, goodwill is no longer amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and the line item will contain only amortization of intangibles and acquisition-related costs for the years ended December 31, 2004, 2003 and 2002.

     Our management reviews and analyzes several trends and key performance indicators in order to manage our business. Since approximately 90% of our revenues are generated from municipal water and wastewater plants, we monitor trends involving municipal generators, including, among other things, aging infrastructure, technology advances, and regulatory activity in the water and wastewater residuals management industry. We use this information to anticipate upcoming growth opportunities, including new facility growth opportunities similar to the Sacramento, California and Pinellas County, Florida dryer projects that we started over the past two years. We also use this information to manage potential business risks such as increased regulatory pressure or local public opposition to residuals management programs. On an ongoing basis, our management also considers several variables associated with the ongoing operations of the business, including, among other things:

     - new sales (including the mix of contract and event sales) and existing business retention objectives necessary to maintain the company's high percentage of contract and other recurring revenues;

     - storage and permitted landbase available to efficiently manage land application of biosolids, especially during inclement weather patterns;

     - monitoring regulatory and permit compliance requirements and safety programs and initiatives specific to our business; and

     - reviewing and monitoring utility costs, fuel costs, subcontractor transportation costs, equipment utilization and availability, equipment purchasing activity, headcount, field operating overhead and selling, general and administrative expenses.

RESULTS OF OPERATIONS

     The following table sets forth certain items included in the consolidated financial statements as a percentage of revenue for the periods indicated (in thousands):

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                             2004               2003                2002
                                       ----------------   -----------------   -----------------
Revenue..............................  $325,864   100.0%  $298,552    100.0%  $272,628    100.0%
Cost of services.....................   258,042    79.2%   234,451     78.5%   201,880     74.0%
                                       --------   -----   --------   ------   --------   ------
Gross profit.........................    67,822    20.8%    64,101     21.5%    70,748     26.0%
Selling, general and administrative
  expenses...........................    24,346     7.5%    26,070      8.7%    22,935      8.4%
(Gain) loss on sale of assets........      (854)   (0.3)%        7      0.0%      (244)    (0.1)%
Reorganization costs.................        --      --      1,169      0.4%       905      0.4%
Special charges, net.................       320     0.1%        --       --         --       --
Amortization of intangibles..........       126     0.0%       450      0.2%       108      0.0%
                                       --------   -----   --------   ------   --------   ------
  Income from operations.............    43,884    13.5%    36,405     12.2%    47,044     17.3%
                                       --------   -----   --------   ------   --------   ------
Other expense:
  Other expense, net.................        37     0.0%        70      0.0%     5,698      2.1%
  Interest expense, net..............    22,247     6.9%    23,356      7.9%    23,498      8.6%
                                       --------   -----   --------   ------   --------   ------
     Total other expense, net........    22,284     6.9%    23,426      7.9%    29,196     10.7%
                                       --------   -----   --------   ------   --------   ------
Income before provision for income
  taxes..............................    21,600     6.6%    12,979      4.3%    17,848      6.6%
  Provision for income taxes.........     8,646     2.6%     5,225      1.7%     6,784      2.5%
                                       --------   -----   --------   ------   --------   ------
Net income before cumulative effect
  of change in accounting for asset
  retirement obligations and
  preferred stock dividends..........    12,954     4.0%     7,754      2.6%    11,064      4.1%
Cumulative effect of change in
  accounting for asset retirement
  obligations........................        --      --        476      0.2%        --       --
                                       --------   -----   --------   ------   --------   ------
Net income before preferred stock
  dividends..........................    12,954     4.0%     7,278      2.4%    11,064      4.1%
                                                  =====              ======              ======
  Preferred stock dividends..........     8,827              8,209               7,659
                                       --------           --------            --------
  Net income (loss) applicable to
     common stock....................  $  4,127           $   (931)           $  3,405
                                       ========           ========            ========

     Revenue and income from operation are summarized by reporting segment, as follows (in thousands):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2004        2003        2002
                                                       ---------   ---------   ---------
Revenue
  Residuals Management Operations....................  $274,790    $253,610    $226,738
  Rail Transportation................................    38,035      40,035      32,194
  Engineering, Facilities, and Development...........    17,252       8,725      16,997
  Eliminations.......................................    (4,213)     (3,818)     (3,301)
                                                       --------    --------    --------
                                                       $325,864    $298,552    $272,628
                                                       ========    ========    ========
Income (loss) from operations
  Residuals Management Operations....................  $ 55,857    $ 46,655    $ 52,922
  Rail Transportation................................     5,134       6,194       5,505
  Engineering, Facilities, and Development...........    (1,628)     (3,842)     (1,713)
  Corporate..........................................   (15,479)    (12,602)     (9,670)
                                                       --------    --------    --------
                                                       $ 43,884    $ 36,405    $ 47,044
                                                       ========    ========    ========

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

     For the year ended December 31, 2004, revenue was approximately $325.9 million compared to approximately $298.6 million for 2003, an increase of approximately $27.3 million, or 9.1 percent. Approximately $20.0 million of the increase related to an 8 percent increase in contract service revenues, approximately $5.9 million of the increase related to design build work and approximately $4.9 million of the increase was associated with event revenues. Contract revenues include $6.7 million of revenue in 2004 on a contract that was originally expected to be completed over a multi-year period. Excluding this work, contract revenues increased 5 percent in 2004 compared to 2003. These revenue increases were partially offset by declines in product sales and purchase order revenues. Our Residuals Management Operations revenues for the year ended December 31, 2004, increased approximately $21.2 million or 8.4 percent to $274.8 million compared to $253.6 million for 2003 due primarily to the approximately $20.0 million increase in contract revenue described above. Our Rail Transportation revenues for the year ended December 31, 2004, decreased approximately $2.0 million or 5.0 percent to $38.0 million compared to $40.0 million for 2003 due primarily to a decrease in event revenues from cleanout services. Our Engineering, Facilities, and Development revenues for the year ended December 31, 2004, increased approximately $8.5 million to $17.3 million compared to $8.7 million for 2003 due primarily to an increase in construction revenues on a new facility in Honolulu, Hawaii, and the startup of a new dryer facility in Pinellas County, Florida.

     Gross profit for the year ended December 31, 2004, was approximately $67.8 million compared to approximately $64.1 million for 2003, an increase of approximately $3.7 million, or 5.8 percent. Gross profit increased due to an increase in margins from increased revenue growth, an improvement in land application margins (which benefited from more normal weather patterns in 2004 compared to 2003) and a significant improvement on cleanout and other event margins, partially offset by higher repairs and maintenance expenses at the Company's drying and incineration facilities, a $1.3 million increase in depreciation and amortization expense, and a $2.1 million decrease related to a one-time non-cash gain associated with a positive settlement of a warranty obligation recorded as a reduction of cost of operations in 2003. In 2003, land application margins were negatively impacted by unusually inclement weather primarily on the east coast, which significantly increased our storage, landfill, and transportation costs as we were not able to efficiently access our landbase. Fiscal 2003 was one of the wettest years on record in the mid-Atlantic and southeast states. Land application margins returned to expected levels in 2004 as we experienced more normal weather patterns. Cleanout margins were in line with our internal expectations in 2004, and significantly improved over 2003 margins which were negatively impacted by certain large cleanout jobs that experienced cost overruns.

     Selling, general and administrative expenses were approximately $24.3 million for the year ended December 31, 2004 compared to approximately $26.1 million for the year ended December 31, 2003, a decrease of $1.7 million or 6.6 percent. Selling, general and administrative expenses as a percentage of revenues decreased to 7.5 percent in 2004 from 8.7 percent in 2003. The decrease in general and administrative expenses primarily relates to a $1.0 million provision for bad debts recognized in 2003 versus a $0.3 million provision recognized in 2004, a reduction in overhead and certain administrative functions implemented in the fourth quarter of 2003, which were partially offset by increased incentive compensation and commissions related to improved operating results in 2004. The reduction in certain administrative functions resulted from a management review of our overhead structure in response to the lower than expected operating results for 2003.

     (Gain) loss on sale of assets increased by $0.9 million primarily as a result of a gain on the sale of land in June 2004.

     As a result of the reduction of overhead and certain administrative functions in the fourth quarter of 2003, we recorded $1.2 million in reorganization costs in 2003 related to severance and termination costs. No such costs were recorded in 2004.

     We incurred a special charge of $0.3 million for costs associated with the re-audit of our 2001 financial statements during the third quarter of 2004. There was no such special charge during 2003.

     Amortization of intangibles decreased to approximately $0.1 million in 2004 from approximately $0.5 million in 2003. The amortization in 2003 resulted from the write off of $0.4 million of due diligence costs on potential acquisitions that were not consummated. There were no such write offs in 2004.

     As a result of the foregoing, income from operations for the year ended December 31, 2004, was approximately $43.9 million compared to approximately $36.4 million in 2003, an increase of approximately $7.5 million, or 20.5 percent. Our Residuals Management Operations income from operations increased from $46.7 million in 2003 to $55.9 million in 2004 due primarily to the increase in contract and event revenues described above and the improvement in land application and event gross profit margins described above. Our Rail Transportation income from operations decreased from $6.2 million in 2003 to $5.1 million in 2004 due primarily to the decrease in revenues described above and an increase in rail and overhead costs. Our Engineering, Facilities, and Development loss from operations decreased from a loss of $3.8 million in 2003 to a loss of $1.6 million in 2004 due primarily to the increase in construction revenues and the startup of a new dryer facility described above.

     Other expense, net for the year ended December 31, 2004, was approximately $22.3 million compared to approximately $23.4 million in 2003, a decrease of approximately $1.1 million. The decrease relates primarily to a reduction of $1.1 million in interest expense related to reductions in debt and savings associated with interest rate swaps.

     For the year ended December 31, 2004, we recorded a provision for income taxes of approximately $8.6 million compared to $5.2 million in the prior year. Our effective tax rate was 40.0 percent in 2004 compared to 40.4 percent in 2003. The decrease in the effective tax rate is primarily related to the decrease in other non-deductible expenses including meals and entertainment expenses. Our provision for income taxes differs from the federal statutory rate primarily due to state income taxes. Our 2004 tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.

     As a result of the foregoing, net income before cumulative effect of change in accounting for asset retirement obligations and preferred stock dividends increased to approximately $13.0 million for 2004 compared to approximately $7.8 million in 2003.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

     For the year ended December 31, 2003, revenue was approximately $298.6 million compared to approximately $272.6 million for 2002, an increase of approximately $26.0 million, or 9.5 percent. Approxi-mately $25.0 million of the increase in revenues relates to increased volume from service and maintenance contracts and approximately $6.2 million of the increase in revenue relates to acquisitions. The $6.2 million increase in revenues from acquisitions relates to the net increase in year over year contract revenues realized from the Aspen Resource acquisition which was completed in May 2003, and the acquisition of Earthwise Organics, Inc. and Earthwise Trucking (collectively "Earthwise"), which was completed in September 2004. The increase in revenues from contracts and acquisitions was partially offset by a decrease of approximately $6.3 million related to design/build contract revenues as projects were completed in the first half of 2003 and were expected to be replaced by the Honolulu project, which was delayed beyond 2003. Our Residuals Management Operations revenues for the year ended December 31, 2003, increased approximately $26.9 million or 11.9 percent to $253.6 million compared to $226.7 million for 2002 due primarily to the approximately $25.0 million increase in contract revenue described above. Our Rail Transportation revenues for the year ended December 31, 2003, increased approximately $7.8 million or 24.4 percent to $40.0 million compared to $32.2 million for 2002 due primarily to an increase in event revenues from cleanout services and an increase in contracted land application revenues. Our Engineering, Facilities, and Development revenues for the year ended December 31, 2003, decreased approximately $8.3 million to $8.7 million compared to $17.0 million for 2002 due primarily to a decrease in construction revenues on a new dryer facility in Pinellas County, Florida which was completed in 2002.

     Gross profit for the year ended December 31, 2003, was approximately $64.1 million compared to approximately $70.7 million for 2002, a decrease of approximately $6.6 million, or 9.3 percent. Gross profit as a percentage of revenue decreased to 21.5 percent in 2003 from 26.0 percent in 2002. The decrease in gross profit from 2003 to 2002 is primarily due to higher-than-expected handling, storage and disposal costs due to unusually inclement weather incurred primarily in the first half of the year that could not be passed to the customer and cost overruns on certain one-time event projects. Additionally, gross profit in 2003 was negatively impacted by higher repairs and utilities costs of $2.3 million. The settlement of the litigation between the Company and Riverside County, California resulted in an increase of $0.7 million in depreciation expense, which impacted 2003, as well as increased insurance costs from unfavorable development of prior year claims on our self-insured risk management program totaling $0.6 million, and approximately $1.0 million of facility startup costs. These decreases in gross profit were partially offset by margin from the overall increase in revenue and approximately $2.1 million of income from a positive settlement of a warranty obligation.

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

     As a result of the foregoing, income from operations for the year ended December 31, 2003, decreased to approximately $36.4 million from approximately $47.0 million in 2002, a decrease of approximately $10.6 million, or 22.6 percent. Our Residuals Management Operations income from operations decreased from $52.9 million in 2002 to $46.7 million in 2003 due primarily to a decrease in land application and event gross profit margins described above, partially offset by incremental contract revenues described above. Our Rail Transportation income from operations increased from $5.5 million in 2002 to $6.2 million in 2003 due primarily to the increase in revenues described above. Our Engineering, Facilities, and Development loss from operations increased from a loss of $1.7 million in 2002 to a loss of $3.8 million in 2003 due primarily to the decrease in construction revenues related to a new dryer facility described above.

     Other expense for the year ended December 31, 2003, was approximately $0.1 million compared to approximately $5.7 million in 2002, a decrease of approximately $5.6 million. The decrease relates primarily to the write off of deferred debt costs of $7.2 million related to the refinancing of debt in 2002, offset by a gain associated with an offset swap arrangement entered into in 2002 of approximately $1.7 million. There was no such swap activity in 2003.

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

  HISTORICAL CASH FLOWS

     Cash Flows from Operating Activities. For the year ended December 31, 2004, cash flows from operating activities increased to approximately $35.1 million from approximately $24.1 million for the same period in 2003, an increase of approximately $10.9 million, or 45.2 percent. The increase primarily relates to a $5.1 million increase in net income applicable to common stock, a $4.3 million increase in noncash charges related to depreciation and amortization expense and deferred income taxes, and a reduction of cash required for working capital of $4.1 million. Accounts receivable and current costs and estimated earnings in excess of billings as a percentage of total annual revenue increased from 20.2 percent at December 31, 2003 to 22.1 percent at December 31, 2004. This increase is primarily related to an increase in costs and estimated earnings in excess of billings of approximately $12.0 million on contracts accounted for under the percentage of completion method of accounting. This increase in cost in excess of billings was offset by an increase in accounts payable (including payments to subcontractors which are not made until payments on construction billings have been received from the customer), accrued expenses for incentive compensation, insurance premiums and reserves, and other reserves. The increase in accounts receivable and costs in excess of billings is believed to be fully collectible and thus no additional increase to allowance for doubtful accounts has been deemed necessary.

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

     Cash Flows from Investing Activities. For the year ended December 31, 2004, cash flows used for investing activities increased to approximately $13.5 million from approximately $2.6 million for the same period in 2003, an increase of approximately $10.9 million. The increase primarily relates to a $12.4 million decrease in proceeds from asset sales in 2004 compared to 2003, and a $2.2 million increase in capital expenditures partially offset by a $3.8 million decrease in acquisition spending (we completed an acquisition in the second quarter of 2003).

     For the year ended December 31, 2003, cash flows used for investing activities decreased to approximately $2.6 million from approximately $15.6 million for the same period in 2002, a decrease of approximately $13.0 million. The decrease is primarily due to approximately $14.2 million of proceeds from a sale-leaseback transaction in the second quarter of 2003.

     Cash Flows from Financing Activities. For the year ended December 31, 2004, cash flows used for financing activities decreased to approximately $21.4 million from approximately $21.6 million for the same period in 2003, a decrease of approximately $0.2 million. The decrease primarily relates to a $0.6 million decrease in debt issuance costs partially offset by a $0.5 million increase in net repayments on debt totaling approximately $21.3 million during 2004 compared to $20.8 million during 2003.

     For the year ended December 31, 2003, cash flows used for financing activities increased to approximately $21.6 million from approximately $14.1 million for the same period in 2002, an increase of approximately $7.5 million. Cash flows used for financing activities in 2003 primarily related to $20.8 million of payments on debt, while 2002 relates to payments on debt, net of proceeds from debt totaling $6.7 million and $7.3 million of debt issuance costs.

  CAPITAL EXPENDITURE REQUIREMENTS

     Capital expenditures for the year ended December 31, 2004 totaled approximately $25.6 million (which included approximately $15.5 million for new facilities, including $11.9 million to fund construction of the Sacramento biosolids processing facility) compared to approximately $18.4 million (which included $6.5 million for new facilities, including $6.1 million to fund construction of the Sacramento biosolids processing facility) in the same period of 2003. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments, and growth. We expect our capital expenditures for 2005 to be approximately $11.0 million to $13.0 million, which excludes approximately $39.0 million expected to be spent on new facilities in 2005.

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

     In May 2002, we entered into an amended and restated $150 million Senior Credit Agreement that provides for a $70 million funded term loan and up to a $50 million revolver, with the ability to increase the total commitment to $150 million. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the private placement of our $150 million aggregate principal amount of 9 1/2 percent Senior Subordinated Notes due 2009. This credit facility is secured by substantially all of our assets and those of our subsidiaries (other than assets securing nonrecourse debt) and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and sale of assets. The Senior Credit Agreement contains standard covenants, including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers, and compliance with certain financial covenants. During May 2003, we amended our Senior Credit Agreement to increase the revolving loan commitment to approximately

$95 million. Requirements for mandatory debt payments from excess cash flows, as defined, are unchanged in the new credit facility. On March 9, 2004, we further amended our Senior Credit Agreement to, among other things, exclude certain charges from its financial covenant calculations, to clarify certain defined terms, to increase the amount of indebtedness permitted under its total leverage ratio, and to reset capital and operating lease limitations.

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

     In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58.6 million. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now our wholly owned subsidiary known as Synagro -- Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. We assumed all obligations associated with the Maryland Project Revenue Bonds in connection with our acquisition of Bio Gro in 2000. Maryland Project Revenue Bonds in the aggregate amount of approximately $17.2 million have already been paid, and the remaining Maryland Project Revenue Bonds bear interest at annual rates between 5.85 percent and 6.45 percent and mature on dates between December 1, 2005 and December 1, 2016.

     In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds in the aggregate amount of $21.3 million. The nonrecourse revenue bonds consist of a face amount of $20.1 million Series 2002-A and a face amount of $1.2 million Series 2002-B (taxable) (collectively, the "Sacramento Bonds"). The Authority loaned the proceeds of the Sacramento Bonds to Sacramento Project Finance, Inc., one of our wholly owned subsidiaries, pursuant to a loan agreement dated December 1, 2002. The loan will finance the acquisition, design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional Sanitation District. The Sacramento Bonds bear interest at annual rates between 4.25 percent and 5.50 percent and mature on dates between December 1, 2006, and December 1, 2024.

     At December 31, 2004, future minimum principal payments of long-term debt, nonrecourse project revenue bonds (see Note 7), capital lease obligations (see
Note 8), estimated interest expense on debt and operating lease obligations are as follows (in thousands):

                                      NONRECOURSE      CAPITAL
                         LONG-TERM      PROJECT         LEASE      ESTIMATED   OPERATING
YEAR ENDED DECEMBER 31,    DEBT      REVENUE BONDS   OBLIGATIONS   INTEREST     LEASES      TOTAL
-----------------------  ---------   -------------   -----------   ---------   ---------   --------
2005..................        848         3,300          3,028       20,519       8,300      35,995
2006..................        353         3,480          2,787       20,106       6,015      32,741
2007..................      5,452         3,710          3,507       19,483       5,191      37,343
2008..................     23,182         3,935          4,129       18,794       4,151      54,191
2009..................    150,000         4,165            761        6,483       3,953     165,362
2010-2013.............         --        24,965            134       10,300      11,323      46,722
2014-2018.............         --        10,475             --        3,765       1,491      15,731
Thereafter............         --         8,610             --        1,650       1,000      11,260
                         --------       -------        -------     --------     -------    --------
Total.................   $179,835       $62,640        $14,346     $101,100     $41,424    $399,345
                         ========       =======        =======     ========     =======    ========

     Interest expense is estimated because certain of our debt has variable interest rates. For purposes of this estimate, variable interest rates as of December 31, 2004 were utilized.

     We have entered into various lease transactions to purchase transportation and operating equipment that have been accounted for as capital lease obligations and operating leases. The capital leases have lease terms of three to six years with interest rates from 5.0 percent to 7.18 percent. The net book value of the equipment related to these capital leases totaled approximately $15.7 million as of December 31, 2004. The operating leases have terms of two to eight years. Additionally, we have guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.1 million as of December 31, 2004 and is included in current liabilities.

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

     Historically, we have reinvested earnings available for distribution to holders of Common Stock, and accordingly, we have not paid any cash dividends on our Common Stock. Currently, covenants relating to our outstanding preferred stock and bank debt restrict our ability to pay dividends. We expect that our board of directors will adopt a dividend policy in the second quarter of 2005 that reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. In connection with the adoption of such a policy, we would enter into a new credit facility allowing for the payment of dividends, all of our outstanding preferred stock would be converted into shares of Common Stock, and we expect to issue additional shares of our Common Stock to the public ("the offering").

     Our ability to service the new credit facility will depend on our ability to generate cash in the future. We may need to refinance all or a portion of the new credit facility on or before maturity. We may not be able to refinance the new credit facility on commercially reasonable terms or at all. If we were unable to renew or refinance the new credit facility, our failure to repay all amounts due on the maturity date would cause a default under the new credit facility.

     Based on the dividend policy with respect to our common stock which our board of directors will adopt upon the closing of the offering, we may not have any significant cash available to meet any large unanticipated liquidity requirements, other than available borrowings, if any, under our new revolver. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer. However, our board of directors may, in its discretion, amend or repeal this dividend policy to decrease the level of dividends provided for under the policy, or discontinue entirely the payment of dividends.

  SERIES D REDEEMABLE PREFERRED STOCK

     We have authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, we issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of our common stock computed by dividing
(i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to our common stock or any other of our equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred

Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at our option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock excluding accrued dividends were converted at December 31, 2004, they would represent 10,013,441 shares of common stock.

  SERIES E REDEEMABLE PREFERRED STOCK

     We have authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,254.462 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of our common stock computed by dividing (i) the sum of
(a) the number of shares to be converted multiplied by the liquidation value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to our common stock and any other of our equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at our option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock excluding accrued dividends were converted at December 31, 2004, they would represent 17,903,475 shares of common stock.

     The future issuance of Series D and Series E Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value of our common stock is higher than the conversion price at date of issuance.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, Statement of Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" was revised (SFAS No. 123R). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement addresses concerns of users and others, improves the comparability of reported financial information by eliminating alternative accounting methods and simplifies generally accepted accounting standards in the United States. The Statement is effective for periods beginning after June 15, 2005. The Company is in the process of evaluating the impact of the implementation of this Statement.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

     In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are our significant estimates and assumptions made in preparation of our financial statements that deal with the greatest amount of uncertainty:

     Allowance for Doubtful Accounts -- We estimate losses for uncollectible accounts receivables based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Accounts receivables are written off periodically during the year as they are deemed uncollectible when collection efforts have been unsuccessful. Allowance for doubtful accounts at December 31, 2004 and 2003, was approximately $1.2 million and $1.5 million, respectively and is recorded as a reduction of accounts receivables.

     Loss Contracts -- We evaluate our revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations. The total accrual for loss contracts included in the consolidated balance sheet was $0.4 million and $4.2 million, as of December 31, 2003 and 2002, respectively, related to one contract entered into in 1996. An accrual for loss contracts was not required as of December 31, 2004.

     Long Term Construction Contracts - Certain long term construction projects are accounted for using the percentage of completion method of accounting and accordingly revenues are recorded based on estimates of total costs to be incurred under the contract. We typically subcontract a portion of the work to subcontractors under fixed price contracts. Costs and estimated earnings in excess of billings included in the accompanying consolidated balance sheets represents revenues recognized in excess of amounts billed under the terms of contracts accounted for on the percentage of completion method of accounting. These amounts are billable upon completion of contract performance milestones or other specified conditions of the contract.

     Property and Equipment/Long-Lived Assets -- Management adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during 2002. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability. The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges.

     We regularly incur costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. We recorded $29.2 million in property and long-term assets related to these activities at December 31, 2004, compared to $14.7 million at December 31, 2003 (approximately $21.8 million and $8.2 million are classified as construction in progress as of December 31, 2004 and 2003, respectively). We routinely review the status of each of these projects to determine if these costs are realizable.

     Goodwill -- Goodwill attributable to our reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, we test for impairment annually at year end unless factors otherwise indicate that impairment may have occurred.

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

     As of December 31, 2004, we had generated net operating loss ("NOL") carryforwards of approximately $78.6 million available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our carryforwards. Accordingly, our ability to utilize our NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for federal income tax purposes. We estimate that our effective tax rate in 2005 will approximate 40 percent of pre-tax income. Substantially all of our tax provision over the next several years is expected to be deferred in nature due to significant tax deductions in excess of book deductions for goodwill and depreciation.

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

  OTHER

     We maintain one lease with an affiliate of one of our stockholders. The lease has an initial term through December 31, 2013. Rental payments made under this lease in 2004 totaled approximately $0.1 million.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

 FEDERAL WASTEWATER TREATMENT AND BIOSOLID REGULATIONS MAY RESTRICT OUR OPERATIONS OR INCREASE OUR COSTS OF OPERATIONS.

     Federal wastewater treatment and wastewater residuals laws and regulations impose substantial costs on us and affect our business in many ways. If we are not able to comply with the governmental regulations and requirements that apply to our operations, we could be subject to fines and penalties, and we may be required to invest significant capital to bring operations into compliance or to temporarily or permanently stop operations that are not permitted under the law. Those costs or actions could have a material adverse effect on our business, financial condition and results of operations.

     Federal environmental authorities regulate the activities of the municipal and industrial wastewater generators and enforce standards for the discharge from wastewater treatment plants (effluent wastewater) with permits issued under the authority of the Clean Water Act, as amended. The treatment of wastewater produces an effluent and wastewater solids. The treatment of these solids produces biosolids. The use and disposal of biosolids and wastewater residuals is regulated by 40 CFR Part 503 Regulations promulgated by the EPA pursuant to the Clean Water Act ("Part 503 Regulations"). The Part 503 Regulations also establish use and disposal standards for biosolids and wastewater residuals that are applicable to publicly and privately owned wastewater treatment plants in the United States. Biosolids may be surface disposed in landfills, incinerated, or applied to land for beneficial use in accordance with the requirements established by the regulations. To the extent demand for our wastewater residuals treatment methods is created by the need to comply with the environmental laws and regulations, any modification of the standards created by such laws and regulations, or in their enforcement, may reduce the demand for our wastewater residuals treatment methods. Changes in these laws or regulations and/or changes in the enforcement of these laws or regulations may also adversely affect our operations by imposing additional regulatory compliance costs on us, and requiring the modification of and/or adversely affecting the market for our wastewater residuals management services.

 WE ARE SUBJECT TO EXTENSIVE AND INCREASINGLY STRICT FEDERAL, STATE AND LOCAL ENVIRONMENTAL REGULATION AND PERMITTING, WHICH COULD IMPOSE SUBSTANTIAL COSTS ON OUR OPERATIONS OR REDUCE OUR OPERATIONAL FLEXIBILITY.

     Our operations are subject to increasingly strict environmental laws and regulations, including laws and regulations governing the emission, discharge, treatment, storage, disposal and transportation of certain substances and related odor. Wastewater treatment plants and other plants at which our biosolids management services may be implemented are usually required to have permits, registrations and/or approvals from state and/or local governments for the operation of such facilities. Some of our facilities require air, wastewater, storm water, composting, use or siting permits, registrations or approvals. We may not be able to maintain or renew our current permits, registrations or licensing agreements or to obtain new permits, registrations or licensing agreements, including for the land application of biosolids when necessary. The process of obtaining a required permit, registration or license agreement can be lengthy and expensive. We may not be able to meet applicable regulatory or permit requirements, and therefore may be subject to related legal or judicial proceedings.

     Many states, municipalities and counties have regulations, guidelines or ordinances covering the land application of biosolids, many of which set either a maximum allowable concentration or maximum pollutant-loading rate for at least one pollutant. The Part 503 Regulations also require certain monitoring to ensure that certain pollutants or pathogens are below designated thresholds. The EPA has considered increasing these thresholds or adding new thresholds for different substances, which could increase our compliance costs. In addition, some states have established management practices for land application of biosolids. Some members of Congress, some state and local authorities, and some private parties, have sought to prohibit or limit the land application, agricultural use, thermal processing or composting of biosolids. Much of this public opposition and challenge, as well as related complaints, relates to odor issues, even when we are in compliance with odor requirements and even though we have worked hard to minimize odor from our operations. Public misperceptions about our business and any related odor could influence the governmental process for issuing such permits, registrations and licensing agreements or for responding to any such public opposition or challenge. Community groups could pressure local municipalities or state governments to implement laws and regulations which could increase our costs of our operations.

     In states where we currently conduct business, certain counties and municipalities have banned the land application of Class B biosolids. Other states and local authorities are reviewing their current regulations relative to land application of biosolids. There can be no assurances that these or other prohibition or limitation efforts will not be successful and have a material adverse effect on our business, financial condition and results of operations. In addition, many states enforce landfill restrictions for nonhazardous biosolids and some states have site restrictions or other management practices governing lands. These regulations typically require a permit to use biosolid products (including incineration ash) as landfill daily cover material or for disposal in the landfill. It is possible that landfill operators will not be able to obtain or maintain such required permits. Any of the permits, registrations or approvals noted above, or related applications may be subject to denial, revocation or modification, or challenge by a third party, under various circumstances, which could have a material adverse effect on our ability to conduct our business.

 WE ARE AFFECTED BY UNUSUALLY ADVERSE WEATHER AND WINTER CONDITIONS, WHICH MAY ADVERSELY AFFECT OUR REVENUES AND OPERATIONAL RESULTS.

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

 IF OUR LONG-TERM CONTRACTS ARE RENEWED ON LESS ATTRACTIVE TERMS, OR NOT RENEWED AT ALL, OR IF WE ARE UNSUCCESSFUL IN BIDDING ON NEW LONG-TERM CONTRACTS, OUR OPERATING RESULTS AND FINANCIAL CONDITION WOULD BE ADVERSELY AFFECTED.

     We derive a substantial portion of our revenue from services provided under municipal contracts. A portion of our contracts expire annually and are sometimes subject to competitive bidding. Any contracts that are successfully renewed may be on less attractive terms and conditions than the expired agreement. We also intend to bid on new municipal contracts. In the event we are unable to renew our existing contracts on attractive terms, or at all, or be successful in bidding on new contracts, our operating results and financial condition would be adversely affected.

 IF ONE OR MORE OF OUR CUSTOMER CONTRACTS ARE TERMINATED PRIOR TO THE EXPIRATION OF THEIR TERM, AND WE ARE NOT ABLE TO REPLACE REVENUES FROM THE TERMINATED CONTRACT OR RECEIVE LIQUIDATED DAMAGES PURSUANT TO THE TERMS OF THE CONTRACT, THE LOST REVENUE WOULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

 IF ONE OR MORE OF OUR NEW FACILITIES IS NOT COMPLETED AS SCHEDULED, AND WE ARE NOT ABLE TO REPLACE REVENUES FROM THE NEW FACILITY, THIS COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR FINANCIAL PERFORMANCE AND CASH FLOW.

     Our ability to generate revenues and cash flow sufficient to pay dividends on our outstanding common stock and interest on outstanding debt is dependent upon successfully financing and completing five new facilities scheduled to commence operations in 2005 and 2006. Although permitting processes for all five new facilities are complete and construction is in progress or near completion, there can be no assurance that we will be able to complete construction as scheduled and begin to operate the facilities without the need to remedy certain defects that may arise immediately after construction. In addition, as with our other facilities, our relationship is governed by customer contracts which can be terminated prior to the expiration of their term.

 A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS.

     Our business depends on our ability to provide services to our customers. One or more of these customers may stop buying services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. For the year ended December 31, 2004, our single largest customer accounted for 16 percent of our revenues and our top ten customers accounted for approximately 37 percent of our revenues.

 IF WE WERE UNABLE TO OBTAIN BONDING REQUIRED IN CONNECTION WITH CERTAIN PROJECTS, WE WOULD BE INELIGIBLE TO BID ON THOSE PROJECTS.

     Consistent with industry practice, we are required to post performance bonds in connection with certain contracts on which we bid. In addition, we are often required to post both performance and payment bonds at the time of execution of contracts for commercial, federal, state and municipal projects. The amount of bonding capacity offered by sureties is a function of the financial health of the entity requesting the bonding. Although we could issue letters of credit under our credit facility for bonding purposes, if we are unable to obtain bonding in sufficient amounts we may be ineligible to bid or negotiate on projects. As of March 16, 2005, we had a bonding capacity of approximately $178 million with approximately $138 million utilized as of that date.

 WE COULD FACE PERSONAL INJURY, THIRD-PARTY OR ENVIRONMENTAL CLAIMS OR OTHER DAMAGES RESULTING IN SUBSTANTIAL LIABILITY FOR WHICH WE ARE UNINSURED OR INADEQUATELY INSURED AND WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Our insurance programs utilize large deductible/self-insured retention plans offered by a commercial insurance company. Large deductible/self-insured retention plans allow us the benefits of cost-effective risk financing while protecting us from catastrophic risk with specific stop-loss insurance limiting the amount of self-funded exposure for any single loss.

 WE ARE DEPENDENT ON THE AVAILABILITY AND SATISFACTORY PERFORMANCE OF SUBCONTRACTORS FOR OUR DESIGN AND BUILD OPERATIONS AND THE INSUFFICIENCY AND UNAVAILABILITY OF AND UNSATISFACTORY PERFORMANCE BY THESE UNAFFILIATED THIRD PARTY CONTRACTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We participate in design and build construction operations usually as general contractor. Virtually all design and construction work is performed by unaffiliated third-party subcontractors. As a consequence, we are dependent on the continued availability of and satisfactory performance by these subcontractors for the design and construction of our facilities. Further, as the general contractor, we are legally responsible for the performance of our contracts and/if such contracts are underperformed or nonperformed by our subcontractors, we could be financially responsible. Although our contracts with our subcontractors provide for indemnification if our subcontractors do not satisfactorily perform their contract, such indemnification may not cover our financial losses in attempting to fulfill the contractual obligations.

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

 IF WE FAIL TO PROPERLY ESTIMATE THE COST OF COMPLETING A PROJECT, AND WE CANNOT PASS ADDITIONAL COSTS THROUGH TO OUR CUSTOMERS, WE MAY NOT GENERATE SUFFICIENT REVENUE FROM THE PROJECT TO COVER THE OPERATING COSTS OF SUCH PROJECT, WHICH WOULD ADVERSELY AFFECT OUR NET INCOME.

     Our customer contracts involve performing tasks for a fixed cost (in total or on a per unit basis), and if actual costs end up exceeding anticipated costs, our net income would be adversely affected. Due in part to the technical imprecision inherent in estimating the volume of residuals, we may misestimate the volume of residuals, which may increase our costs. To the extent that unexpected costs may arise in connection with work done pursuant to contracts that do not allow us to fully transfer such costs to our customers, our operating costs would increase and our net income would in turn be negatively affected.

 WE ARE NOT ABLE TO GUARANTEE THAT OUR ESTIMATED REMAINING CONTRACT VALUE, WHICH WE CALL BACKLOG, WILL RESULT IN ACTUAL REVENUES IN ANY PARTICULAR FISCAL PERIOD.

     Any of the contracts included in our backlog, or estimated remaining contract value, presented herein may not result in actual revenues in any particular period or the actual revenues from such contracts may not equal our backlog. In determining backlog, we calculate the expected payments remaining under the current terms of our contracts, assuming the renewal of contracts in accordance with their renewal provisions, no increase in the level of services during the remaining term, and estimated adjustments for changes in the consumer price index for contracts that contain price indexing. However, part or all of our backlog may not be recognized as revenue or earnings.

 IF WE LOSE THE PENDING LAWSUITS WE ARE CURRENTLY INVOLVED IN, WE COULD BE LIABLE FOR SIGNIFICANT DAMAGES AND LEGAL EXPENSES.

     In the ordinary course of business, we may become involved in various legal and administrative proceedings, including some related to our permits, to land use or to environmental laws and regulations. We are currently subject to several lawsuits relating to our business. Our defense of these claims or any other claims against us may not be successful. If we lose these or future lawsuits, we may have to pay significant damages and legal expenses, and we could be subject to injunctions, court orders, loss of revenues and defaults under our credit and other agreements. See "Business--Legal Proceedings."

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

     As we pursue our acquisition strategy, we might experience periods of rapid growth that could strain our management, as well as our operational, financial and other resources. Such a strain might negatively impact our ability to retain our existing employees. In order to maintain and manage our growth effectively, we will need to expand our management information systems capabilities and improve our operational and financial systems and controls. As we grow, our staffing requirements will increase significantly. We will need to attract, train, motivate, retain and manage our senior managers, technical professionals and other employees. We might not be able to find and train qualified personnel, or do so on a timely basis, or expand our operations and systems to the extent, and in the time, required.

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

 EFFORTS BY LABOR UNIONS TO ORGANIZE OUR EMPLOYEES COULD DIVERT MANAGEMENT ATTENTION AND INCREASE OUR OPERATING EXPENSES.

     Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with some of the groups. The negotiation of these agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through "cooling off " periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of such work stoppage, our operating expenses could increase significantly.

 WE MAY BECOME SUBJECT TO CERCLA OR OTHER FEDERAL OR STATE CLEANUP LAWS, WHICH COULD INCREASE OUR COSTS OF OPERATIONS.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") generally imposes strict, joint and several liability for cleanup costs upon various parties, including: (1) present owners and operators of facilities at which hazardous substances were disposed; (2) past owners and operators at the time of disposal; (3) generators of hazardous substances that were disposed at such facilities; and (4) parties who arranged for the disposal of hazardous substances at such facilities. The costs of a CERCLA cleanup or a cleanup required by applicable state environmental laws can be very expensive. Given the difficulty of obtaining insurance for environmental impairment liability, CERCLA liability or any liability imposed under state cleanup laws could have a material impact on our business and financial condition.

     CERCLA liability extends to cleanup costs necessitated by a release or threat of release of a hazardous substance. The definition of "release" under CERCLA excludes the "normal application of fertilizer." The EPA regards the land application of biosolids that meet the Part 503 Regulations as a "normal application of fertilizer," and thus not subject to CERCLA. However, if we were to transport or handle biosolids that contain hazardous substances in violation of the Part 503 Regulations, we could be liable under CERCLA.

     From time to time, we manage hazardous substances which we dispose at landfills or we transport soils or other materials which may contain hazardous substances to landfills. We also send residuals and ash from our incinerators to landfills for use as daily cover over the landfill. Liability under CERCLA, or comparable state statutes, can be founded on the disposal, or arrangement for disposal, of hazardous substances at sites such as landfills and for the transporting of such substances to landfills. Under CERCLA, or comparable state statutes, we may be liable for the remediation of a disposal site that was never owned or operated by us if the site contains hazardous substances that we generated or transported to such site. We could also be responsible for hazardous substances during actual transportation and may be liable for environmental response measures arising out of disposal at a third party site with whom we had contracted.

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

  OUR INTELLECTUAL PROPERTY MAY BE MISAPPROPRIATED OR SUBJECT TO CLAIMS OF INFRINGEMENT.

     We attempt to protect our intellectual property rights through a combination of patent, trademark and trade secret laws, as well as licensing agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

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

  IF WE DETERMINE THAT OUR GOODWILL IS IMPAIRED, WE MAY HAVE TO WRITE OFF ALL OR PART OF IT.

     Goodwill represents the aggregate purchase price paid by us in acquisitions accounted for as a purchase over the fair value of the net assets acquired. Under Statement of Financial Accounting Standards No. 142, we no longer amortize goodwill, but review annually for impairment. In the event that facts and circumstances indicate that goodwill may be impaired, an evaluation of recoverability would be performed. If a write-down to market value of all or part of our goodwill becomes necessary, our accounting results and net worth would be adversely affected. As of December 31, 2004, our total goodwill, net of amortization, was approximately $171.9 million.

  WE MAY BE UNABLE TO MEET CHANGING LAWS, REGULATIONS AND STANDARDS RELATED TO CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE.

     We are spending increasing amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 302 and 404 of the Sarbanes-Oxley Act of 2002 require management's annual review and evaluation of our disclosure controls and procedures, and beginning in 2005 attestations of the effectiveness of these controls by our independent registered public accounting firm. The process of documenting and testing our controls has required that we hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. While we invested significant time and money in our effort to evaluate and test our internal control over financial reporting, material weaknesses were identified in our internal control over financial reporting at December 31, 2004 (see Item 9A. Controls and Procedures). Although we believe that the steps we are taking have or will remediate the material weaknesses identified, our disclosure of the material weaknesses may impact investor perception of our company and may affect our stock price. In addition, there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives.

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

  DERIVATIVES AND HEDGING ACTIVITIES

     On September 21, 2004, we entered into an interest rate swap transaction on $67 million of our 9 1/2 percent Senior Subordinated Notes due 2009 that matures on April 1, 2005. Under the terms of the agreement, we pay a fixed rate of 2.62 percent and receive a floating rate based on six month LIBOR. The mark to market value of this swap was recorded as a reduction in interest expense of $0.2 million as of December 31, 2004.

     On July 24, 2003, we entered into two interest rate swap transactions with two financial institutions to hedge our exposure to changes in the fair value on $85 million of our Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on our future interest payments. The terms of the interest rate swap contract and the underlying debt instruments are identical. We have designated these swap agreements as fair value hedges. On September 23, 2004, we unwound $18 million of these swaps and received a settlement payment of approximately $0.1 million that was deducted from interest expense. Accordingly, we currently have $67 million of the original $85 million of interest rate swaps outstanding. The swaps have notional amounts of $50 million and $17 million and mature in April 2009 to mirror the maturity of the Notes. Under the agreements, we pay on a semi-annual basis (each April 1 and October 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 9 1/2 percent. During 2004, we recorded interest savings related to these interest rate swaps of $1.5 million, which reduced interest expense. The $0.5 million fair value of these derivative instruments is included in other long-term liabilities, as of December 31, 2004. The carrying value of our Notes was decreased by the same amount. On January 6, 2005, we unwound the $50 million and $17 million remaining balance on these swaps and paid $0.5 million for the settlement of these swaps.

     The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, we entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in our reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $2.2 million is reflected in other long-term liabilities at December 31, 2004. The loss recognized during 2004, related to the floating-to-fixed interest rate swap agreement was approximately $0.7 million, while the gain recognized related to the reverse swap agreement was approximately $0.7 million. The amount of the ineffectiveness of the reverse swap agreement charged to other expense was approximately $38,000 as of December 31, 2004.

     On June 25, 2001, we entered into a reverse swap on our 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the Retired Swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income recognized during 2004, was approximately $0.5 million.

  INTEREST RATE RISK

     Total debt at December 31, 2004, included approximately $21.4 million in floating rate debt at a base interest rate plus 3.0 percent, or approximately
5.3 percent and approximately $2.5 million in floating rate debt at an interest rate of approximately 7.1 percent attributed to the Senior Credit Agreement at December 31, 2004. We also have interest rate swaps outstanding on our fixed rate debt. As a result, our interest costs in 2005 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (i.e. LIBOR) would be approximately $0.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting
  Firm -- PricewaterhouseCoopers LLP........................   42
Consolidated Balance Sheets as of December 31, 2004 and
  2003......................................................   43
Consolidated Statements of Operations for the Years Ended
  December 31, 2004, 2003 and 2002..........................   44
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2004, 2003 and 2002..............   45
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004, 2003 and 2002..........................   46
Notes to Consolidated Financial Statements..................   48

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Synagro Technologies, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Synagro Technologies, Inc. and its subsidiaries (the "Company") at December 31, 2004, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Asset Retirement Obligations."

     As discussed in Note 20 to the consolidated financial statements, the Company restated its previously issued consolidated financial statements for the years ended December 31, 2003 and 2002.

                                          PricewaterhouseCoopers LLP

Houston, Texas
March 16, 2005

                           SYNAGRO TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS EXCEPT
                                                                   SHARE DATA)
                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................  $    326    $    206
  Restricted cash...........................................       655       1,410
  Accounts receivable, net..................................    63,891      59,581
  Costs and estimated earnings in excess of billings........     8,099         864
  Prepaid expenses and other current assets.................    11,793      10,318
                                                              --------    --------
     Total current assets...................................    84,764      72,379
Property, machinery & equipment, net........................   225,541     213,697
Other Assets:
  Costs and estimated earnings in excess of billings........     4,704          --
  Restricted cash -- construction fund......................     1,988      12,184
  Restricted cash -- debt service fund......................     7,287       7,275
  Goodwill..................................................   171,855     171,051
  Other, net................................................    14,645      14,091
                                                              --------    --------
     Total assets...........................................  $510,784    $490,677
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short term debt...........................................  $  4,000    $     --
  Current maturities of long-term debt......................       848         955
  Current maturities of nonrecourse project revenue bonds...     3,300       2,570
  Current maturities of capital lease obligations...........     3,028       2,678
  Accounts payable..........................................    39,397      26,519
  Accrued expenses..........................................    23,272      19,140
                                                              --------    --------
     Total current liabilities..............................    73,845      51,862
Long-Term Debt:
  Long-term debt obligations, net...........................   178,453     194,084
  Nonrecourse project revenue bonds, net....................    59,028      62,301
  Capital lease obligations, net............................    11,318      12,748
                                                              --------    --------
       Total long-term debt.................................   248,799     269,133
     Other long-term liabilities............................    24,289      19,361
                                                              --------    --------
     Total liabilities......................................   346,933     340,356
Commitments and Contingencies
Redeemable Preferred Stock, 69,792.29 shares issued and
  outstanding, redeemable at $1,000 per share...............    95,126      86,299
Stockholders' Equity:
  Preferred stock, $.002 par value, 10,000,000 shares
     authorized, none issued or outstanding.................        --          --
  Common stock, $.002 par value, 100,000,000 shares
     authorized, 19,809,621 and 19,775,821 shares issued and
     outstanding in 2004 and 2003, respectively.............        40          40
  Additional paid in capital................................    73,358      82,113
  Accumulated deficit.......................................    (3,875)    (16,829)
  Accumulated other comprehensive loss......................      (798)     (1,302)
                                                              --------    --------
     Total stockholders' equity.............................    68,725      64,022
                                                              --------    --------
     Total liabilities and stockholders' equity.............  $510,784    $490,677
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------
                                                            2004               2003              2002
                                                       ---------------   ----------------   ---------------
                                                        (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)
Revenue..............................................    $   325,864       $    298,552       $   272,628
Cost of services.....................................        258,042            234,451           201,880
                                                         -----------       ------------       -----------
Gross profit.........................................         67,822             64,101            70,748
Selling, general and administrative expenses.........         24,346             26,070            22,935
(Gain) loss on sale of assets........................           (854)                 7              (244)
Reorganization costs.................................             --              1,169               905
Special charges, net.................................            320                 --                --
Amortization of intangibles..........................            126                450               108
                                                         -----------       ------------       -----------
  Income from operations.............................         43,884             36,405            47,044
                                                         -----------       ------------       -----------
Other expense:
  Other expense, net.................................             37                 70             5,698
  Interest expense, net..............................         22,247             23,356            23,498
                                                         -----------       ------------       -----------
     Total other expense, net........................         22,284             23,426            29,196
                                                         -----------       ------------       -----------
Income before provision for income taxes.............         21,600             12,979            17,848
  Provision for income taxes.........................          8,646              5,225             6,784
                                                         -----------       ------------       -----------
Net income before cumulative effect of change in
  accounting for asset retirement obligations and
  preferred stock dividends..........................         12,954              7,754            11,064
Cumulative effect of change in accounting for asset
  retirement obligations, net of tax benefit of
  $292...............................................             --                476                --
                                                         -----------       ------------       -----------
Net income before preferred stock dividends..........         12,954              7,278            11,064
Preferred stock dividends............................          8,827              8,209             7,659
                                                         -----------       ------------       -----------
Net income (loss) applicable to common stock.........    $     4,127       $       (931)      $     3,405
                                                         ===========       ============       ===========
Earnings (loss) per share:
Basic --
  Earnings (loss) per share before cumulative effect
     of change in accounting for asset retirement
     obligations.....................................    $      0.21       $      (0.03)      $      0.17
  Cumulative effect of change in accounting for asset
     retirement obligations..........................             --              (0.02)               --
                                                         -----------       ------------       -----------
  Earnings (loss) per share..........................    $      0.21       $      (0.05)      $      0.17
                                                         ===========       ============       ===========
Diluted --
  Earnings (loss) per share before cumulative effect
     of change in accounting for asset retirement
     obligations.....................................    $      0.21       $      (0.03)      $      0.17
  Cumulative effect of change in accounting for asset
     retirement obligations..........................             --              (0.02)               --
                                                         -----------       ------------       -----------
  Net earnings (loss) per share......................    $      0.21       $      (0.05)      $      0.17
                                                         ===========       ============       ===========
Weighted average shares:
     Weighted average shares outstanding for basic
       and diluted earnings per share................     19,777,041         19,775,821        19,627,132
                                                         ===========       ============       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                         ACCUMULATED
                                          COMMON STOCK       ADDITIONAL                     OTHER
                                       -------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE             COMPREHENSIVE
                                         SHARES     AMOUNT    CAPITAL       DEFICIT         LOSS         TOTAL       INCOME
                                       ----------   ------   ----------   -----------   -------------   -------   -------------
                                                                   (IN THOUSANDS EXCEPT SHARE DATA)
BALANCE, January 1, 2002.............  19,476,781    $39      $97,982      $(35,171)       $(2,310)     $60,540
  Change in other comprehensive
    income...........................          --     --           --            --            504          504      $   504
  Preferred stock dividends..........          --     --       (7,659)           --             --       (7,659)          --
  Exercise of options and warrants...     299,040      1           (1)           --             --           --           --
  Net income before preferred stock
    dividends........................          --     --           --        11,064             --       11,064       11,064
                                       ----------    ---      -------      --------        -------      -------      -------
BALANCE, December 31, 2002...........  19,775,821     40       90,322       (24,107)        (1,806)      64,449      $11,568
                                       ----------    ---      -------      --------        -------      -------      -------
  Change in other comprehensive
    income...........................          --     --           --            --            504          504      $   504
  Preferred stock dividends..........          --     --       (8,209)           --             --       (8,209)          --
  Net income before preferred stock
    dividends........................          --     --           --         7,278             --        7,278        7,278
                                       ----------    ---      -------      --------        -------      -------      -------
BALANCE, December 31, 2003...........  19,775,821     40       82,113       (16,829)        (1,302)      64,022      $ 7,782
                                       ----------    ---      -------      --------        -------      -------      -------
  Change in other comprehensive
    income...........................          --     --           --            --            504          504      $   504
  Preferred stock dividends..........          --     --       (8,827)           --             --       (8,827)          --
  Exercise of options................      33,800     --           72            --             --           72           --
  Net income before preferred stock
    dividends........................          --     --           --        12,954             --       12,954       12,954
                                       ----------    ---      -------      --------        -------      -------      -------
BALANCE, December 31, 2004...........  19,809,621    $40      $73,358      $ (3,875)       $  (798)     $68,725      $13,458
                                       ==========    ===      =======      ========        =======      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2004       2003       2002
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss) applicable to common stock..............  $  4,127   $   (931)  $   3,405
  Adjustments to reconcile net income (loss) applicable to
     common stock to net cash provided by operating
     activities:
       Preferred stock dividends............................     8,827      8,209       7,659
       Cumulative effect of change in accounting for asset
          retirement obligations............................        --        476          --
       Bad debt expense.....................................       300        952          --
       Reorganization costs.................................        --      1,169         905
       Depreciation and amortization expense................    19,902     18,626      15,288
       Amortization of debt financing costs.................     1,244      1,140       1,376
       Write off of deferred debt costs.....................        --         --       7,241
       Provision for deferred income taxes..................     7,468      4,514       6,647
       Loss (gain) on sale of property, machinery and
          equipment.........................................      (854)         7        (244)
       (Increase) decrease in the following, net:
       Accounts receivable..................................    (4,609)    (5,633)     (4,693)
       Costs and estimated earnings in excess of billings...   (11,940)      (864)         --
       Prepaid expenses and other assets....................    (2,289)     4,390      (8,661)
  Increase (decrease) in the following:
       Accounts payable, accrued expenses and other
          long-term liabilities.............................    12,905     (7,906)        727
                                                              --------   --------   ---------
  Net cash provided by operating activities.................    35,081     24,149      29,650
                                                              --------   --------   ---------
Cash flows from investing activities:
     Purchase of businesses, including contingent
       consideration, net of cash acquired..................      (804)    (4,634)     (4,553)
     Purchases of property, machinery and equipment.........   (14,667)   (13,158)    (12,534)
     Proceeds from sale of property, machinery and
       equipment............................................     1,799     14,207         602
     Facility construction funded by restricted cash........   (10,928)    (5,270)         --
     Decrease in restricted cash for facility
       construction.........................................    10,200      5,270          --
     Decrease in other restricted cash accounts.............       740        780       1,081
     Other..................................................       124        213        (204)
                                                              --------   --------   ---------
  Net cash used in investing activities.....................   (13,536)    (2,592)    (15,608)
                                                              --------   --------   ---------
Cash flows from financing activities:
     Payments of debt.......................................   (26,421)   (20,816)   (226,745)
     Net increase in bank revolver borrowings...............     5,100         --          --
     Debt issuance costs....................................      (176)      (774)     (7,310)
     Proceeds from debt.....................................        --         --     220,000
     Exercise of options....................................        72         --          --
                                                              --------   --------   ---------
  Net cash used in financing activities.....................   (21,425)   (21,590)    (14,055)
Net increase (decrease) in cash and cash equivalents........       120        (33)        (13)
Cash and cash equivalents, beginning of period..............       206        239         252
                                                              --------   --------   ---------
Cash and cash equivalents, end of period....................  $    326   $    206   $     239
                                                              ========   ========   =========
Supplemental cash flow information:
  Interest paid during the period...........................  $ 20,009   $ 21,437   $  20,035
  Income taxes paid during the period.......................  $    959   $    247   $     361

NONCASH INVESTING AND FINANCING ACTIVITIES RELATING TO CONSOLIDATED STATEMENT OF
                                   CASH FLOWS

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

     During 2002, the Company entered into capital lease agreements to purchase transportation equipment totaling approximately $9.3 million.

     During 2003, dividends totaled approximately $8.2 million, of which approximately $7.2 million represents the eight percent dividend on the Company's preferred stock that was provided for with additional shares of preferred stock, and approximately $1.0 million represents accretion and amortization of issuance costs.

     During 2003, the Company entered into capital lease agreements of approximately $8.0 million to purchase operating and transportation equipment.

     During 2004, dividends totaled approximately $8.8 million, of which approximately $7.8 million represents the eight percent dividend on the Company's preferred stock that was provided for with additional shares of preferred stock, and approximately $1.0 million represents accretion and amortization of issuance costs.

     During 2004, the Company entered into a $4.0 million note to purchase land and entered into capital lease agreements of approximately $1.7 million to purchase operating and transportation equipment.

  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS AND ORGANIZATION

     Synagro Technologies, Inc., a Delaware corporation ("Synagro"), and collectively with its subsidiaries (the "Company") is a national water and wastewater residuals management company serving more than 600 municipal and industrial water and wastewater treatment accounts and has operations in 37 states and the District of Columbia. Synagro offers many services that focus on the beneficial reuse of organic nonhazardous residuals resulting from the wastewater treatment process. Our broad range of services include drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, collection and transportation, regulatory compliance, dewatering, and facility cleanout services.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Synagro and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  CASH EQUIVALENTS

     The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

     The asset "Costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts billed under the terms of contracts accounted for under the percentage of completion method of accounting. These amounts are billable upon completion of contract performance milestones or other specified conditions of the contracts.

  PROPERTY, MACHINERY AND EQUIPMENT, NET

     Property, machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over estimated useful lives of three to thirty years, net of estimated salvage values. Leasehold improvements are capitalized and amortized over the lesser of the lease term or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property, machinery and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income from operations in the consolidated statements of operations.

     Interest is capitalized on certain assets under construction. Capitalized interest included in construction in process totaled approximately $2.1 million and $1.1 million as of December 31, 2004 and 2003, respectively.

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

                           SYNAGRO TECHNOLOGIES, INC.

  NONCOMPETE AGREEMENTS

     Included in other assets, net are noncompete agreements. These agreements are amortized on a straight-line basis over the term of the agreement, which is generally for two to ten years after the employee has separated from the Company. Noncompete agreements, net of accumulated amortization at December 31, 2004 and 2003, totaled approximately $0.1 million and $0.2 million, respectively. Amortization expense was approximately $0.1 million in 2004, $0.1 million in 2003, and $0.1 million in 2002.

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

  DEFERRED FINANCING COSTS

     Deferred financing costs, net of accumulated amortization at December 31, 2004 and 2003, totaled approximately $7.5 million and $8.5 million, respectively, and are included in other assets. Deferred financing costs are amortized to interest expense on a straight-line basis over the life of the underlying instruments, which is not materially different from the effective interest method.

  REVENUE RECOGNITION

     Revenues generated from facilities operations and maintenance contracts are recognized either when wastewater residuals enter the facilities or when the residuals have been processed, depending on the contract terms. All other revenues under service contracts are recognized when the service is performed.

     Revenues related to long-term construction projects are recognized in accordance with percentage-of-completion accounting guidance. Percentage of completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for each contract at completion. Due to uncertainties inherent in the estimation process, it is reasonably possible that that the estimated completion costs will be revised in the near term. Such revisions to cost and income are recognized in the periods in which the revisions are determined.

     The Company provides for losses in connection with its contracts where an obligation exists to perform services and when it becomes evident the projected contract costs exceed the related revenues.

  USE OF ESTIMATES

     In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are the Company's significant estimates and assumptions made in preparation of its financial statements that deal with the greatest amount of uncertainty:

          Allowance for Doubtful Accounts -- The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Accounts are written off periodically during the year as they are deemed uncollectible when collection efforts have been unsuccessful. Allowance for doubtful accounts at December 31, 2004 and

                           SYNAGRO TECHNOLOGIES, INC.

     2003, was approximately $1.2 million and $1.5 million, respectively and is recorded as a reduction of accounts receivable.

          Loss Contracts -- The Company evaluates its revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations. The total accrual for loss contracts included in the consolidated balance sheet was $0.4 million and $4.2 million, as of December 31, 2003 and 2002, respectively, related to one contract entered into in 1996. An accrual for loss contracts was not required as of December 31, 2004.

          Long Term Construction Contracts -- Certain long term construction projects are accounted for using the percentage of completion method of accounting and accordingly revenues are recorded based on estimates of total costs to be incurred under the contract. We typically subcontract a portion of the work to subcontractors under fixed price contracts. Costs and estimated earnings in excess of billings included in the accompanying consolidated balance sheets represents revenues recognized in excess of amounts billed under the terms of contracts accounted for on the percentage of completion method of accounting. These amounts are billable upon completion of contract performance milestones or other specified conditions of the contract.

          Property and Equipment/Long-Lived Assets -- Management adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during 2002. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability. The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges.

          The Company regularly incurs costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. The Company has recorded $29.2 million in property and long-term assets related to these activities at December 31, 2004, compared to $14.7 million at December 31, 2003 (approximately $21.8 million and $8.2 million are classified as construction in progress as of December 31, 2004 and 2003, respectively). The Company routinely reviews the status of each of these projects to determine if these costs are realizable.

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

                           SYNAGRO TECHNOLOGIES, INC.

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

  CONCENTRATION OF CREDIT RISK

     The Company provides services to a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers including state and local agencies, municipalities and private industries. The Company had one customer that accounted for approximately 16 percent, 17 percent and 15 percent of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. No other customers accounted for more than ten percent of revenues. Municipal customers account for 88 percent, 86 percent and 88 percent of consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these instruments. With the exception of the $150 million Senior Subordinated Notes, management believes the carrying amounts of the current and long-term debt approximate their fair value based on interest rates for the same or similar debt offered to the Company having the same or similar terms and maturities. As of December 31, 2004, the fair value of the $150 million Senior Subordinated Notes totaled approximately $163 million.

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

  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 123 provides that companies record compensation expense for the estimated fair-value of stock-based compensation, but also allows companies to continue to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans. Companies must disclose in both annual and interim financial

                           SYNAGRO TECHNOLOGIES, INC.

statements the method used to account for stock-based compensation. The Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for its plans. Therefore, no compensation cost has been recognized in the accompanying consolidated financial statements for the Company's stock option plans.

     Had the Company elected to apply SFAS No. 123, the Company's net income
(loss) and income (loss) per diluted share would have been:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                              2004       2003        2002
                                                            --------   ---------   --------
                                                            (IN THOUSANDS EXCEPT PER SHARE
                                                                         DATA)
Net income (loss) applicable to common stock, as
  reported................................................   $4,127     $  (931)    $3,405
Less: Compensation expense per SFAS No. 123, net of tax...    1,191       1,482      1,672
                                                             ------     -------     ------
Pro forma income (loss) after effect of SFAS No. 123......   $2,936     $(2,413)    $1,733
                                                             ======     =======     ======
Diluted earnings (loss) per share, as reported............   $ 0.21     $ (0.05)    $ 0.17
Pro forma earnings (loss) per share after effect of SFAS
  No. 123.................................................   $ 0.15     $ (0.12)    $ 0.09

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average fair value of $2.51, $1.63 and $1.35 for grants made during the years ended December 31, 2004, 2003, and 2002, respectively. The following assumptions were used for option grants made during 2004, 2003, and 2002, respectively: expected volatility of 111 percent, 58 percent and 42 percent; risk-free interest rates of 4.33 percent, 3.98 percent and 5.20 percent; expected lives of up to ten years and no expected dividends to be paid. The compensation expense included in the above pro forma data may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

     In December 2004, SFAS No. 123 "Accounting for Stock-Based Compensation" was revised (SFAS No. 123R). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement is effective for periods beginning after June 15, 2005. The Company is in the process of evaluating the impact of the implementation of this Statement.

     On January 1, 2003, the Company adopted SFAS No. 143, "Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. The Company's asset retirement obligations primarily consist of equipment dismantling and foundation removal at certain facilities and temporary storage facilities. During the first quarter of 2003, the Company recorded a charge related to the cumulative effect of change in accounting for asset retirement obligations, net of tax, totaling approximately $0.5 million (approximately $0.8 million before tax), increased liabilities to approximately $1.6 million, and increased property, machinery and equipment by approximately $0.5 million. There was no impact on the Company's cash flows as a result of adopting SFAS No. 143. The pro forma asset retirement obligation would have been approximately $1.5 million at January 1, 2002, and $1.6 million at December 31, 2002 had the Company adopted SFAS No. 143 on January 1, 2002. The asset retirement obligation, which is included on the consolidated balance sheet in other long-term liabilities including accretion of approximately $0.1 million, was approximately $1.5 million at December 31, 2004.

                           SYNAGRO TECHNOLOGIES, INC.

     The pro forma effect on net income before preferred stock dividends, net income applicable to common stock and income per share had SFAS No. 143 been adopted as of January 1, 2002, would have been as follows:

                                                                   YEAR ENDED
                                                               DECEMBER 31, 2002
                                                              --------------------
                                                                 AS         PRO
                                                              REPORTED     FORMA
                                                              ---------   --------
                                                              (IN THOUSANDS EXCEPT
                                                                PER SHARE DATA)
Net income before preferred stock dividend..................   $11,064    $10,882
Income applicable to common stock...........................   $ 3,405    $ 3,223
Income per share:
  Basic.....................................................   $  0.17    $  0.16
  Diluted...................................................   $  0.17    $  0.16

  RECLASSIFICATIONS

     The Company has reclassified its reporting of gains and losses from the sale of fixed assets from other income and expense to income from operations for all periods presented. Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

(2)  ACQUISITIONS

  2003 ACQUISITION

     In May 2003, the Company purchased Aspen Resources, Inc. ("Aspen Resources"). The purchase of Aspen Resources provides the Company with added expertise in the management of pulp and paper organic residuals. The allocation of purchase price resulted in approximately $3.4 million of goodwill. The assets acquired and liabilities assumed relating to the acquisition are summarized below (in thousands):

Cash paid, including transaction costs, net of cash
  acquired..................................................   $ 4,093
Note payable to former owner................................       500
Less: Net assets acquired...................................    (1,182)
                                                               -------
Goodwill....................................................   $ 3,411
                                                               =======

     The note payable to the former owners is due in equal monthly installments with interest payable at an annual rate of five percent beginning May 2004.

  2002 ACQUISITION --

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

                           SYNAGRO TECHNOLOGIES, INC.

approximately $4.9 million of goodwill subject to future payments to the former owners described above. The assets acquired and liabilities assumed relating to the acquisition are summarized below (in thousands):

Cash paid, including transaction costs, net of cash
  acquired..................................................   $3,580
Note payable to former owner................................    1,500
Less: Net assets acquired...................................     (219)
                                                               ------
Goodwill....................................................   $4,861
                                                               ======

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

(3)  PROPERTY, MACHINERY AND EQUIPMENT

     Property, machinery and equipment consist of the following:

                                                      ESTIMATED          DECEMBER 31,
                                                       USEFUL       -----------------------
                                                    LIFE IN YEARS       2004         2003
                                                    -------------   ------------   --------
                                                                        (IN THOUSANDS)
Land..............................................       N/A          $  7,389     $  3,623
Buildings and improvements........................      7-25            34,903       33,684
Machinery and equipment...........................      3-30           227,164      218,558
Office furniture and equipment....................      3-10             6,221        5,427
Construction in process...........................        --            26,501       11,542
                                                                      --------     --------
                                                                      $302,178     $272,834
Less: Accumulated depreciation....................                      76,637       59,137
                                                                      --------     --------
Property, machinery and equipment, net............                    $225,541     $213,697
                                                                      ========     ========

(4)  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Activity of the Company's allowance for doubtful accounts consists of the following:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Balance at beginning of year...............................  $1,530   $1,331   $2,165
Uncollectible receivables written off......................    (601)    (753)    (869)
Additions for bad debt expense.............................     300      952       --
Other......................................................      --       --       35
                                                             ------   ------   ------
Balance at end of year.....................................  $1,229   $1,530   $1,331
                                                             ======   ======   ======

                           SYNAGRO TECHNOLOGIES, INC.

     Activity of the Company's costs and estimated earnings in excess of billings consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
                                                               (IN THOUSANDS)
Costs and estimated earnings on contracts in progress.......  $20,262   $ 3,214
Less -- Billings to date....................................   (7,459)   (2,350)
                                                              -------   -------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $12,803   $   864
                                                              =======   =======
Current assets..............................................  $ 8,099   $   864
Non current assets..........................................    4,704        --
                                                              -------   -------
Total.......................................................  $12,803   $   864
                                                              =======   =======

     Prepaid and other current assets consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
                                                               (IN THOUSANDS)
Prepaid insurance...........................................  $ 1,619   $   902
Prepaid other...............................................    3,989     4,648
Inventory...................................................    2,594     2,154
Notes receivable............................................      218       342
Other.......................................................    3,373     2,272
                                                              -------   -------
Prepaid and other current assets............................  $11,793   $10,318
                                                              =======   =======

     The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, were as follows (in thousands):

Balance at January 1, 2003..................................   $167,117
Goodwill acquired during the year...........................      3,150
Adjustments.................................................        784
                                                               --------
Balance at January 1, 2004..................................    171,051
Adjustments.................................................        804
                                                               --------
Balance at December 31, 2004................................   $171,855
                                                               ========

     The goodwill acquired during 2003 relates to the Company's acquisition of Aspen Resources (see Note 2), while goodwill adjustments in 2004 and 2003 primarily represent payments of contingent consideration made on previous acquisitions.

                           SYNAGRO TECHNOLOGIES, INC.

     Accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
                                                               (IN THOUSANDS)
Accrued legal and other claims costs........................  $ 1,426   $ 1,426
Accrued interest............................................    4,018     4,222
Accrued salaries and benefits...............................    4,089     2,727
Accrued insurance...........................................    6,129     3,314
Other accrued expenses......................................    7,610     7,451
                                                              -------   -------
Accrued liabilities.........................................  $23,272   $19,140
                                                              =======   =======

(5)  SHORT-TERM DEBT OBLIGATIONS

     In August 2004, the Company entered into a $4.0 million short term note with a bank for the purchase of land. The note bears interest at LIBOR or prime plus a margin which currently approximates 4.67 percent and was repaid in February 2005 with borrowings on the Company's revolving line of credit. The Company plans to use the land as part of the development of a compost facility in Southern California. The total capital required to develop the project is estimated at $30 to $35 million and the facility is expected to generate annual revenues of approximately $12 million upon commencement of operations which is expected in 2006. The Company is currently considering alternatives for the permanent financing of this project.

(6)  LONG-TERM DEBT OBLIGATIONS

     Long-term debt obligations consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Senior credit facility --
  Revolving line of credit..................................  $  5,100   $     --
  Term loans................................................    23,867     44,274
Subordinated debt...........................................   150,000    150,000
Fair value adjustment of subordinated debt as a result of
  interest rate swaps.......................................      (534)      (755)
Notes payable to former owners..............................       855      1,500
Other notes payable.........................................        13         20
                                                              --------   --------
     Total debt.............................................  $179,301   $195,039
Less: Current maturities....................................      (848)      (955)
                                                              --------   --------
     Long-term debt, net of current maturities..............  $178,453   $194,084
                                                              ========   ========

CREDIT FACILITY

     On May 8, 2002, the Company entered into a $150 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt, to provide working capital for operations, to fund capital expenditures and for other general corporate purposes. The Senior Credit Agreement bears interest at LIBOR or prime plus a margin based on a pricing schedule as set out in the

                           SYNAGRO TECHNOLOGIES, INC.

Senior Credit Agreement which currently approximates 6.75 percent for the Revolving Loan and 5.30 percent on the Term B loans.

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

           (ii) Term B Loans (which, once repaid, may not be reborrowed) of $70 million; and

          (iii) Letters of Credit up to $50 million as a subset of the Revolving Loan. At December 31, 2004, the Company had approximately $34.8 million of Letters of Credit outstanding.

     The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                                              REVOLVING    TERM
PERIOD ENDING DECEMBER 31,                                      LOAN      LOANS
--------------------------                                    ---------   ------
2002........................................................       --       0.25%
2003........................................................       --       1.00%
2004........................................................       --       1.00%
2005........................................................       --       1.00%
2006........................................................       --       1.00%
2007........................................................   100.00%      1.00%
2008........................................................       --      94.75%
                                                               ------     ------
                                                               100.00%    100.00%
                                                               ======     ======

     The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of December 31, 2004. The Senior Credit Agreement is collateralized by all the assets of the Company and expires on December 31, 2008. As of December 31, 2004, the Company had approximately $55.1 million of unused borrowings under the Senior Credit Agreement, of which approximately $51.9 million is available for borrowing based on the ratio limitations included in the Senior Credit Agreement. On March 9, 2004, the Company amended its credit facility to, among other things, exclude certain charges from its financial covenant calculations, to clarify certain defined terms, to increase the amount of indebtedness permitted under its total leverage ratio, and to reset capital and operating lease limitations.

  SENIOR SUBORDINATED NOTES

     In April 2002, the Company issued $150 million aggregate in principal amount of its 9 1/2 percent Senior Subordinated Notes due on April 1, 2009 (the "Notes"). The Notes are unsecured senior indebtedness and are guaranteed by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries ("the Guarantors"). Each of the Guarantors is 100 percent owned by the parent company and the guarantees are full, unconditional and joint and several. As of December 31, 2004, all subsidiaries, other than the subsidiaries formed to own and operate the compost project in Southern California, South Kern Industrial Center, L.L.C. (See Note
5) and the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (see Note 18), were

                           SYNAGRO TECHNOLOGIES, INC.

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

YEARS                                                           LOAN
-----                                                          -------
2006........................................................   104.750%
2007........................................................   102.375%
2008 and thereafter.........................................   100.000%

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

                           SYNAGRO TECHNOLOGIES, INC.

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

  NOTES PAYABLE TO SELLERS OF ACQUIRED BUSINESSES

     In connection with previous acquisitions, the Company has $0.9 million in notes payable with certain former owners. The notes payable are due over three remaining years in installments with interest payable at an annual rate of five percent.

  DERIVATIVES AND HEDGING ACTIVITIES

     On September 21, 2004, the Company entered into an interest rate swap transaction on $67 million of its Notes that matures on April 1, 2005. Under the terms of the agreement, the Company pays a fixed rate of 2.62 percent and receives a floating rate based on six month LIBOR. The mark to market value of this swap was recorded as a reduction in interest expense of $0.2 as of December 31, 2004.

     On July 24, 2003, the Company entered into two interest rate swap transactions with two financial institutions to hedge the Company's exposure to changes in the fair value on $85 million of its Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on the Company's future interest payments. The terms of the interest rate swap contract and the underlying debt instruments are identical. The Company has designated these swap agreements as fair value hedges. On September 23, 2004, the Company unwound $18 million of these swaps and received a settlement payment of approximately $0.1 million that was deducted from interest expense. Accordingly, the Company currently has $67 million of the original $85 million of interest rate swaps outstanding. The swaps have notional amounts of $50 million and $17 million and mature in April 2009 to mirror the maturity of the Notes. Under the agreements, the Company pays on a semi-annual basis (each April 1 and October 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives a fixed-rate interest of 9 1/2 percent. During 2004, the Company recorded interest savings related to these interest rate swaps of $1.5 million, which reduced interest expense. The $0.5 million fair value of these derivative instruments is included in other long-term liabilities, as of December 31, 2004. The carrying value of the Notes was decreased by the same amount. On January 6, 2005, the Company unwound the $50 million and $17 million remaining balance on these swaps and paid $0.5 million for the settlement of these swaps.

     The Company previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $2.2 million is reflected in other long-term liabilities at December 31, 2004. The loss recognized during 2004 related to the floating-to-fixed interest rate swap agreement was approximately $0.7 million, while the gain recognized related to the reverse swap agreement was approximately $0.7 million. The amount of the ineffectiveness of the reverse swap agreement charged to other expense was approximately $38,000 during 2004.

     On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the Retired Swaps is being

                           SYNAGRO TECHNOLOGIES, INC.

recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income recognized during 2004 was approximately $0.5 million.

  FUTURE PAYMENTS

     At December 31, 2004, future minimum principal payments of long-term debt, nonrecourse Project Revenue Bonds (see Note 7) and Capital Lease Obligations (see Note 8) are as follows (in thousands):

                                                      NONRECOURSE      CAPITAL
                                         LONG-TERM      PROJECT         LEASE
YEAR ENDED DECEMBER 31,                    DEBT      REVENUE BONDS   OBLIGATIONS    TOTAL
-----------------------                  ---------   -------------   -----------   --------
2005...................................  $    848       $ 3,300        $ 3,028     $  7,176
2006...................................       353         3,480          2,787        6,620
2007...................................     5,452         3,710          3,507       12,669
2008...................................    23,182         3,935          4,129       31,246
2009...................................   150,000         4,165            761      154,926
2010-2014..............................        --        24,965            134       25,099
2015-2019..............................        --        10,475             --       10,475
Thereafter.............................        --         8,610             --        8,610
                                         --------       -------        -------     --------
Total..................................  $179,835       $62,640        $14,346     $256,821
                                         ========       =======        =======     ========

(7)  NONRECOURSE PROJECT REVENUE BONDS

     Nonrecourse project revenue bonds consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Maryland Energy Financing Administration Limited Obligation
  Solid Waste Disposal Revenue Bonds, 1996 series --
     Revenue bonds due 2001 to 2005 at stated interest rates
       of 5.45% to 5.85%....................................    $ 2,710        $ 5,280
     Term revenue bond due 2010 at stated interest rate of
       6.30%................................................     16,295         16,295
     Term revenue bond due 2016 at stated interest rate of
       6.45%................................................     22,360         22,360
                                                                -------        -------
                                                                 41,365         43,935

                           SYNAGRO TECHNOLOGIES, INC.

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
California Pollution Control Financing Authority Solid Waste
  Revenue Bonds --
     Series 2002A -- Revenue bonds due 2008 to 2024 at
       stated interest rates of 4.375% to 5.50%, net of
       discount of $309.....................................     19,766         19,741
     Series 2002B -- Revenue bonds due 2005 at stated
       interest rate of 4.25%, net of discount of $3........      1,197          1,195
                                                                -------        -------
                                                                 20,963         20,936
                                                                -------        -------
Total nonrecourse project revenue bonds.....................     62,328         64,871
  Less: Current maturities..................................     (3,300)        (2,570)
                                                                -------        -------
  Nonrecourse project revenue bonds, net of current
     maturities.............................................    $59,028        $62,301
                                                                =======        =======
Amounts recorded in other assets as restricted cash --
  Debt service fund.........................................    $ 7,287        $ 7,275
                                                                =======        =======

     In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58.6 million. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now Synagro's wholly owned subsidiary known as Synagro-Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Maryland Project Revenue Bonds in connection with its acquisition of the Bio Gro division of Waste Management, Inc. ("Bio Gro") in 2000. Maryland Project Revenue Bonds in the aggregate amount of approximately $17.2 million have already been repaid. The remaining Maryland Project Revenue Bonds bear interest at annual rates between 5.85 percent and 6.45 percent and mature on dates between December 1, 2005, and December 1, 2016.

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

                           SYNAGRO TECHNOLOGIES, INC.

     The loan agreement, based on the terms of the related indenture, requires that Synagro place certain monies in restricted fund accounts and that those funds be used for various designated purposes (e.g., debt service reserve funds, bond funds, etc.). Monies in these funds will remain restricted until the Maryland Project Revenue Bonds are paid.

     At December 31, 2004, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $54.3 million and restricted cash of approximately $6.2 million, of which approximately $5.6 million is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company's request.

SACRAMENTO PROJECT BONDS

     In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds in the aggregate amount of $20.9 million (net of original issue discount of $0.4 million). The nonrecourse revenue bonds consist of $19.7 million (net of original issue discount of $0.4 million) Series 2002-A and $1.2 million (net of original issue discount of $9,000) Series 2002-B (collectively, the "Sacramento Bonds"). The Authority loaned the proceeds of the Sacramento Bonds to Sacramento Project Finance, Inc., a wholly owned subsidiary of the Company, pursuant to a loan agreement dated December 1, 2002. The purpose of the loan is to finance the design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional County Sanitation District ("Sanitation District"). The Sacramento Bonds bear interest at annual rates between 4.25 percent and 5.50 percent and mature on dates between December 1, 2006, and December 1, 2024. The Sacramento facility has been constructed and commenced commercial operations in December 2004.

     The Sacramento Bonds are primarily collateralized by the pledge of certain revenues and all of the property of Sacramento Project Finance, Inc. The facility will be owned by Sacramento Project Finance, Inc. and leased to Synagro Organic Fertilizer Company of Sacramento, Inc., another wholly owned subsidiary of the Company. Synagro Organic Fertilizer Company of Sacramento, Inc. will be obligated under a lease agreement dated December 1, 2002, to pay base rent to Sacramento Project Finance, Inc. in an amount exceeding the debt service of the Bonds. The facility will be located on property owned by the Sanitation District. The Sanitation District will provide the principal source of revenues to Synagro Organic Fertilizer Company of Sacramento, Inc. through a service fee under a contract that has been executed.

     At the Company's option, it may cause the early redemption of some Sacramento Bonds at any time on or after December 1, 2007, subject to redemption prices specified in the loan agreement.

     The loan agreement requires that Sacramento Project Finance, Inc. place certain monies in restricted accounts and that those funds be used for designated purposes (e.g., operation and maintenance expense account, reserve requirement accounts, etc.). Monies in these funds will remain restricted until the Sacramento Bonds are paid.

     At December 31, 2004, the Bonds are partially collateralized by restricted cash of approximately $3.7 million, of which approximately $1.7 million is in a debt service fund that was established to secure certain payments and can be utilized to make the final payment at the Company's request, and the remainder is reserved for construction costs expected to be incurred after notice to proceed is received. The Company is not a guarantor of the Sacramento Bonds or the loan funded by the Sacramento Bonds.

     The Maryland Project Revenue Bonds and the Sacramento Bonds are excluded from the financial covenant calculations required by the Company's Senior Credit Agreement.

                           SYNAGRO TECHNOLOGIES, INC.

(8)  CAPITAL LEASE OBLIGATIONS

     During 2003 and 2004, the Company entered into various capital lease transactions to purchase transportation and operating equipment. The capital leases have lease terms of three to six years with interest rates from 4.9 percent to 9.34 percent. The net book value of the equipment related to capital leases totaled approximately $15.7 million as of December 31, 2004.

     Future minimum lease payments, together with the present value of the minimum lease payments, are as follows (in thousands):

YEAR ENDED DECEMBER 31,
-----------------------
  2005......................................................   $ 3,870
  2006......................................................     3,440
  2007......................................................     3,980
  2008......................................................     4,278
  2009......................................................       794
  Thereafter................................................       136
                                                               -------
Total minimum lease payments................................    16,498
Amount representing interest................................    (2,152)
                                                               -------
  Present value of minimum lease payments...................    14,346
  Current maturities of capital lease obligations...........    (3,028)
                                                               -------
  Long-term capital lease obligations.......................   $11,318
                                                               =======

(9)  INCOME TAXES

     The following summarizes the provision for income taxes included in the Company's consolidated statement of operations:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Provision for income taxes.................................  $8,646   $5,225   $6,784
Income tax benefit related to cumulative effect of change
  in accounting for asset retirement obligations in 2003...      --     (292)      --
                                                             ------   ------   ------
                                                             $8,646   $4,933   $6,784
                                                             ======   ======   ======

     Federal and state income tax provisions are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Federal:
  Current..................................................  $  286   $   --   $   --
  Deferred.................................................   7,351    4,270    6,251
State:
  Current..................................................     892      419      137
  Deferred.................................................     117      244      396
                                                             ------   ------   ------
                                                             $8,646   $4,933   $6,784
                                                             ======   ======   ======

                           SYNAGRO TECHNOLOGIES, INC.

     Actual income tax provision differs from income tax provision computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2004      2003      2002
                                                              -----     -----     -----
Provision at the statutory rate.............................  35.0%     35.0%     35.0%
Increase resulting from:
  State income taxes, net of benefit for federal
     deduction..............................................   4.6%      3.8%      2.7%
  Other items, net..........................................   0.4%      1.6%      0.3%
                                                              ----      ----      ----
                                                              40.0%     40.4%     38.0%
                                                              ====      ====      ====

     Significant components of the Company's deferred tax assets and liabilities for federal income taxes consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets --
  Net operating loss carryforwards..........................  $28,801   $33,127
  Alternative minimum tax credit............................      326        40
  Accruals not currently deductible for tax purposes........    3,159     2,764
  Allowance for bad debts...................................      455       566
  Other.....................................................    2,108     1,212
                                                              -------   -------
     Total deferred tax assets..............................   34,849    37,709
Valuation allowance for deferred tax assets.................     (920)     (920)
Deferred tax liability --
  Differences between book and tax bases of fixed assets....   42,876    39,651
  Differences between book and tax bases of goodwill........    9,544     7,853
                                                              -------   -------
     Total deferred tax liabilities.........................   52,420    47,504
                                                              -------   -------
     Net deferred tax liability.............................  $18,491   $10,715
                                                              =======   =======

     As of December 31, 2004, the Company had net operating loss ("NOL") carryforwards of approximately $78.6 million available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Accordingly, the Company's ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. The net deferred tax liability is recorded in other long-term liabilities in the accompanying consolidated balance sheet.

(10)  COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases certain facilities and equipment for its corporate and operations offices under noncancelable long-term operating lease agreements. Rental expense was approximately $7.9 million,

                           SYNAGRO TECHNOLOGIES, INC.

$7.5 million and $5.0 million for 2004, 2003 and 2002, respectively. Minimum annual rental commitments under these leases are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2005........................................................   $ 8,300
2006........................................................     6,015
2007........................................................     5,191
2008........................................................     4,151
2009........................................................     3,953
Thereafter..................................................    13,814
                                                               -------
                                                               $41,424
                                                               =======

     During 2004 and 2003, the Company entered into operating lease transactions for transportation and operating equipment. The operating leases have terms of two to eight years. Additionally, the Company has guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.1 million as of December 31, 2004.

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

                           SYNAGRO TECHNOLOGIES, INC.

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

     In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. The Company estimated its exposure at approximately $1.0 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company believes accruals of approximately $1.0 million as of December 31, 2004, are adequate to provide for its exposures. The final resolution of these exposures could be substantially different from the amount recorded.

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

     As of March 9, 2005, Synagro has issued performance bonds of approximately $138 million and other guarantees. Such financial instruments are given in the ordinary course of business. Synagro insures the majority of its contractual obligations through performance bonds.

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

(11)  OTHER COMPREHENSIVE LOSS

     The Company's accumulated comprehensive loss for the twelve months ended December 31, 2004, 2003 and 2002, is summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Cumulative effect of change in accounting for
  derivatives...........................................  $(2,058)  $(2,058)  $(2,058)
Change in fair value of derivatives.....................   (2,201)   (2,201)   (2,201)
Reclassification adjustment to earnings.................    2,972     2,159     1,346
Tax benefit of changes in fair value....................      489       798     1,107
                                                          -------   -------   -------
                                                          $  (798)  $(1,302)  $(1,806)
                                                          =======   =======   =======

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

  SERIES D REDEEMABLE PREFERRED STOCK

     The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, the Company issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to the Company's common stock or any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock excluding accrued dividends were converted at December 31, 2004, they would represent 10,013,441 shares of common stock.

                           SYNAGRO TECHNOLOGIES, INC.

  SERIES E REDEEMABLE PREFERRED STOCK

     The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates own 37,504.229 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,254.462 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of the Company's common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to the Company's common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the Company's option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of the Company's common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock excluding accrued dividends were converted at December 31, 2004, they would represent 17,903,475 shares of common stock.

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

                           SYNAGRO TECHNOLOGIES, INC.

     The following table summarizes the net income and weighted average shares to reconcile basic EPS and diluted EPS for the fiscal years 2004, 2003, and 2002 (in thousands except share and per share data):

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2004          2003          2002
                                                -----------   -----------   -----------
Net Income:
  Net income before cumulative effect of
     change in accounting for asset retirement
     obligations and preferred stock
     dividends................................  $    12,954   $     7,754   $    11,064
  Cumulative effect of change in accounting
     for asset retirement obligations.........           --           476            --
                                                -----------   -----------   -----------
  Net income before preferred stock
     dividends................................       12,954         7,278        11,064
  Preferred stock dividends...................        8,827         8,209         7,659
                                                -----------   -----------   -----------
  Net income (loss) applicable to common
     stock....................................  $     4,127   $      (931)  $     3,405
                                                ===========   ===========   ===========
Earnings (loss) per share:
  Basic
     Earnings (loss) per share before
       cumulative effect of change in
       accounting for asset retirement
       obligations............................  $      0.21   $     (0.03)  $      0.17
     Cumulative effect of change in accounting
       for asset retirement obligations.......           --         (0.02)           --
                                                -----------   -----------   -----------
     Net income (loss) per share..............  $      0.21   $     (0.05)  $      0.17
                                                ===========   ===========   ===========
  Weighted average shares outstanding for
     basic earnings per share calculation.....   19,777,041    19,775,821    19,627,132
  Diluted
     Earnings (loss) per share before
       preferred stock dividends and
       cumulative effect of change in
       accounting for asset retirement
       obligations............................  $      0.21   $     (0.03)  $      0.17
     Cumulative effect of change in accounting
       for asset retirement obligations.......           --         (0.02)           --
                                                -----------   -----------   -----------
     Net income (loss) per share..............  $      0.21   $     (0.05)  $      0.17
                                                ===========   ===========   ===========
  Weighted average shares:
  Weighted average shares outstanding for
     basic and diluted earnings per share.....   19,777,041    19,775,821    19,627,132
                                                ===========   ===========   ===========

     Basic and diluted EPS are the same for 2004, 2003 and 2002 because diluted EPS was less dilutive than basic EPS. Accordingly, 38,903,912, 35,494,147 and 32,899,330 shares representing common stock equivalents have been excluded from the diluted earnings per share calculations for 2004, 2003 and 2002, respectively.

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

                           SYNAGRO TECHNOLOGIES, INC.

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

(13)  STOCK OPTION PLANS

     At December 31, 2004, the Company had outstanding stock options granted under the 2000 Stock Option Plan (the "2000 Plan") and the Amended and Restated 1993 Stock Option Plan (the "Plan") for officers, directors and key employees of the Company (collectively, the "Option Plans").

     At December 31, 2004, there were 3,614,000 options for shares of common stock reserved under the 2000 Plan for future grants. Effective with the approval of the 2000 Plan, no further grants will be made under the 1993 Plan. The exercise price of options granted shall be at least 100 percent (110 percent for 10 percent or greater stockholders) of the fair value of Common Stock on the date of grant. Options must be granted within ten years from the date of the Plan and become exercisable at such times as determined by the Plan committee. Options are exercisable for no longer than five years for certain ten percent or greater stockholders and for no longer than ten years for others.

                           SYNAGRO TECHNOLOGIES, INC.

     A summary of the Company's stock option plans as of December 31, 2004, 2003 and 2002, and changes during those years is presented below:

  2000 Plan

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                     SHARES UNDER    EXERCISE     EXERCISE
                                                        OPTION      PRICE RANGE    PRICE
                                                     ------------   -----------   --------
Options outstanding at January 1, 2002.............   4,435,092     $2.50-6.31     $2.73
  Granted..........................................     345,000           2.50      2.50
  Canceled.........................................    (218,500)          2.50      2.50
                                                      ---------     ----------     -----
Options outstanding at December 31, 2002...........   4,561,592     $2.50-6.31     $2.73
  Granted..........................................     127,500      2.50-2.61      2.52
  Canceled.........................................     (45,000)          2.50      2.50
                                                      ---------     ----------     -----
Options outstanding at December 31, 2003...........   4,644,092     $2.50-6.31     $2.72
  Granted..........................................     617,500      2.50-3.34      2.72
  Exercised........................................      (7,800)          2.50      2.50
  Canceled.........................................    (146,200)          2.50      2.50
                                                      ---------     ----------     -----
Options outstanding at December 31, 2004...........   5,107,592     $2.50-6.31     $2.73
                                                      =========     ==========     =====
Exercisable at December 31, 2004...................   3,229,892     $2.50-6.31     $2.83
                                                      =========     ==========     =====

  1993 Plan

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                     SHARES UNDER    EXERCISE     EXERCISE
                                                        OPTION      PRICE RANGE    PRICE
                                                     ------------   -----------   --------
Options outstanding at January 1, 2002.............   1,095,673     $2.00-6.31     $3.47
  Canceled/expired.................................     (35,000)     3.00-3.63      3.18
                                                      ---------     ----------     -----
Options outstanding at December 31, 2002...........   1,060,673     $2.00-6.31     $3.48
  Canceled/expired.................................    (120,000)     2.75-4.00      3.48
                                                      ---------     ----------     -----
Options outstanding at December 31, 2003...........     940,673     $2.00-6.31     $3.48
  Exercised........................................      (3,000)          2.38      2.38
  Canceled/expired.................................     (87,840)     2.00-6.31      3.51
                                                      ---------     ----------     -----
Options outstanding at December 31, 2004...........     849,833     $2.00-6.31     $3.48
                                                      =========     ==========     =====
Exercisable at December 31, 2004...................     849,833     $2.00-6.31     $3.48
                                                      =========     ==========     =====

                           SYNAGRO TECHNOLOGIES, INC.

  Other Options

     In addition to options issuable under the above plans, the Company has other options outstanding to employees and directors of the Company which were issued at exercise prices equal to the fair market value at the grant date of the options, and are summarized as follows:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                      SHARES UNDER    EXERCISE     EXERCISE
                                                         OPTION      PRICE RANGE    PRICE
                                                      ------------   -----------   --------
Options outstanding at January 1, 2002..............   2,036,954     $2.00-6.94     $3.36
  Granted...........................................   1,000,000           2.50      2.50
                                                       ---------     ----------     -----
Options outstanding at December 31, 2002............   3,036,954     $2.00-6.94     $3.08
  Granted...........................................     150,000           2.50      2.50
                                                       ---------     ----------     -----
Options outstanding at December 31, 2003............   3,186,954     $2.00-6.94     $3.05
  Exercised.........................................     (23,000)          2.00      2.00
  Canceled..........................................    (221,332)          6.94      6.94
                                                       ---------     ----------     -----
Options outstanding at December 31, 2004............   2,942,622     $2.00-4.75     $2.76
                                                       =========     ==========     =====
Exercisable at December 31, 2004....................   2,222,622     $2.00-4.75     $2.85
                                                       =========     ==========     =====

     The following ranges of options were outstanding as of December 31, 2004:

                                                         WEIGHTED AVERAGE
OUTSTANDING SHARES   EXERCISE PRICE   WEIGHTED AVERAGE   CONTRACTUAL LIFE
   UNDER OPTION          RANGE         EXERCISE PRICE       (IN YEARS)      EXERCISABLE
------------------   --------------   ----------------   ----------------   -----------
6,914,630....          $2.00-2.99          $2.51               6.23          4,316,930
1,500,326....           3.00-3.99           3.24               4.96          1,500,326
160,091......           4.00-5.99           4.84               5.69            160,091
325,000......           6.00-6.94           6.31               6.03            325,000

(14)  REORGANIZATION COSTS

     In response to lower-than-expected operating results, management performed a review of its overhead structure and reorganized certain administrative functions. As a result of these decisions, during 2003 the Company recorded $1.2 million of severance costs connected with the termination of 18 employees and consultants. These costs are reported as reorganization costs in the accompanying 2003 consolidated statement of operations. Approximately $0.7 million was recorded in accrued expenses at December 31, 2003, in the accompanying 2003 consolidated balance sheet related to the 2003 reorganization.

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

(15)  SPECIAL CHARGES

     We incurred a special charge of $0.3 million for costs associated with the re-audit of our 2001 financial statements during 2004.

                           SYNAGRO TECHNOLOGIES, INC.

(16)  EMPLOYEE BENEFIT PLANS

     The Company sponsors a defined contribution retirement plan for full-time and some part-time employees. The plan covers employees at all of the Company's operating locations. The defined contribution plan provides for contributions ranging from 1 percent to 15 percent of covered employees' salaries or wages. The Company may make a matching contribution as a percentage of the employee contribution. The matching contributions totaled approximately $1.1 million for each of 2004, 2003 and 2002.

(17)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Quarterly financial information for the years ended December 31, 2004 and 2003, is summarized as follows (in thousands, except per share data):

                                       QUARTER ENDED                                   QUARTER ENDED
                       ----------------------------------------------   -------------------------------------------
                       MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                         2004         2004         2004        2004       2003        2003       2003        2003
                       ---------   ----------   ----------   --------   ---------   --------   ---------   --------
                                   (RESTATED)   (RESTATED)
                         (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)       (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenues.............   $72,660     $82,164      $85,940     $85,100     $63,229    $75,641     $79,634    $80,048
Gross profit.........    12,316      18,911       19,373      17,222      11,842     20,140      18,660     13,459
Operating income.....     6,652      13,946       12,883      10,403       5,540     14,306      12,522      4,037
Net income (loss)
  applicable to
  common stock.......   $(1,258)    $ 2,950      $ 2,138     $   297     $(2,662)   $ 2,961     $ 2,230    $(3,460)
Earnings (loss) per
  share
  Basic..............   $ (0.06)    $  0.15      $  0.11     $  0.02     $ (0.13)   $  0.15     $  0.11    $ (0.17)
  Diluted............   $ (0.06)    $  0.09      $  0.07     $  0.02     $ (0.13)   $  0.09     $  0.08    $ (0.17)

     The sum of the individual quarterly earnings per share amounts do not agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter, and the dilutive effects of the redeemable preferred stock and stock options, if applicable, in each quarter.

     During the audit of the Company's year end financial statements an adjustment was made to revenue recognized under the percentage-of-completion method of accounting for imputed interest on receivables associated with a long-term contract that will be collected over an extended period following completion of the contract. In addition, the Company reclassified gains on assets sales from other expense to income from operations. The adjustment related to percentage of completion resulted in a restatement of the Company's report on Form 10-Q/A and Form 10-Q during the quarters ended June 30, 2004 and September 30, 2004, respectively. As a result, for the quarter ended June 30, 2004, revenue decreased $0.1 million from $82.3 million to $82.2 million, gross profit decreased $0.1 million from $19.0 million to $18.9 million, operating income increased $0.6 million from $13.3 million to $13.9 million, net income applicable to common stock decreased $0.1 million from $3.0 million to $2.9 million and basic and diluted earnings per share remained the same. For the quarter ended September 30, 2004, revenue decreased $0.4 million from $86.3 million to $85.9 million, gross profit decreased $0.3 million from $19.7 million to $19.4 million, operating income decreased $0.3 million from $13.2 million to $12.9 million, net income applicable to common stock decreased $0.2 million from $2.3 million to $2.1 million and basic and diluted earnings per share decreased by $0.01.

(18)  RELATED PARTY

     Proceeds from the sale of $150 million aggregate principal amount of Notes were used to repay and refinance existing indebtedness under the Company's previous credit facility as of April 17, 2002, and the

                           SYNAGRO TECHNOLOGIES, INC.

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

     In May 2003, the Company incurred indebtedness of $0.5 million to the former owners of Aspen Resources in connection with the Aspen Resources acquisition. The note to the former owners is payable monthly at an annual interest rate of five percent.

     The Company maintains one lease with an affiliate of one of its stockholders. The lease has an initial term through December 31, 2013. Rental payments made under this lease in 2004 totaled approximately $0.1 million.

(19)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     As discussed in Note 6, as of December 31, 2004, all of the Company's 100% owned domestic subsidiaries, except the subsidiaries formed to own and operate the compost project in Southern California, South Kern Industrial Center, L.L.C. (see Note 5), and the Sacramento biosolids processing facility, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (see
Note 7) (collectively the "Non-Guarantor Subsidiaries"), are Guarantors of the Notes. Each of the Guarantors is 100 percent owned by the parent company and the guarantees are full, unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheet as of December 31, 2004, and December 31, 2003, has been provided. The parent company has no independent assets or operations. In addition, the Non-Guarantor Subsidiaries had immaterial operations and cash flows from December 31, 2003, through December 31, 2004, because the facility began operations at the end of December 2004. Consequently, no condensed consolidating statements of operations or cash flows have been provided.

                           SYNAGRO TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2004

                                                                          NON-
                                                        GUARANTOR      GUARANTOR
                                             PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            --------   ------------   ------------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS)
                                                     ASSETS
Current Assets:
  Cash and cash equivalents...............  $     99     $     21       $   206       $      --       $    326
  Restricted cash.........................        --          655            --              --            655
  Accounts receivable, net................        --       63,367           524              --         63,891
  Note receivable, current................        --          218            --              --            218
  Prepaid expenses and other current
    assets................................        --       19,663            11              --         19,674
                                            --------     --------       -------       ---------       --------
         Total current assets.............        99       83,924           741              --         84,764
Property, machinery & equipment, net......        --      202,659        22,882              --        225,541
Other Assets:
  Goodwill................................        --      171,855            --              --        171,855
  Investments in subsidiaries.............    81,649           --            --         (81,649)            --
  Intercompany............................   261,399           --            --        (261,399)            --
  Restricted cash -- construction fund....        --           --         1,988              --          1,988
  Restricted cash -- debt service fund....        --        5,573         1,714              --          7,287
  Other, net..............................     5,204       11,135         3,010              --         19,349
                                            --------     --------       -------       ---------       --------
         Total assets.....................  $348,351     $475,146       $30,335       $(343,048)      $510,784
                                            ========     ========       =======       =========       ========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short term debt.........................  $     --     $     --       $ 4,000       $      --       $  4,000
  Current maturities of long-term debt....       244          604            --              --            848
  Current maturities of nonrecourse
    project revenue bonds.................        --        3,300            --              --          3,300
  Current maturities of capital lease
    obligations...........................        --        3,028            --              --          3,028
  Accounts payable and accrued expenses...     3,896       56,192         2,581              --         62,669
                                            --------     --------       -------       ---------       --------
         Total current liabilities........     4,140       63,124         6,581              --         73,845
Long-Term Debt:
  Long-term debt obligations, net.........   178,189          264            --              --        178,453
  Nonrecourse project revenue bonds,
    net...................................        --       38,065        20,963              --         59,028
  Intercompany............................        --      261,399            --        (261,399)            --
  Capital lease obligations, net..........        --       11,318            --              --         11,318
                                            --------     --------       -------       ---------       --------
    Total long-term debt..................   178,189      311,046        20,963        (261,399)       248,799
Other long-term liabilities...............     2,171       22,118            --              --         24,289
                                            --------     --------       -------       ---------       --------
         Total liabilities................   184,500      396,288        27,544        (261,399)       346,933
Commitments and Contingencies
Redeemable Preferred Stock, 69,792.29
  shares issued and outstanding,
  redeemable at $1,000 per share..........    95,126           --            --              --         95,126
Stockholders' Equity:
  Capital.................................    73,398       36,339         2,750         (39,089)        73,398
  Accumulated deficit.....................    (3,875)      42,519            41         (42,560)        (3,875)
  Accumulated other comprehensive loss....      (798)          --            --              --           (798)
                                            --------     --------       -------       ---------       --------
         Total stockholders' equity.......    68,725       78,858         2,791         (81,649)        68,725
                                            --------     --------       -------       ---------       --------
Total liabilities and stockholders'
  equity..................................  $348,351     $475,146       $30,335       $(343,048)      $510,784
                                            ========     ========       =======       =========       ========

                           SYNAGRO TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2003

                                                                     NON-
                                                   GUARANTOR      GUARANTOR
                                        PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ------------   ------------   ------------   ------------
                                                              (DOLLARS IN THOUSANDS)
                                                  ASSETS
Current Assets:
  Cash and cash equivalents..........  $     91     $     64       $    51       $      --       $    206
  Restricted cash....................        --        1,410            --              --          1,410
  Accounts receivable, net...........        --       59,581            --              --         59,581
  Note receivable, current...........        --          342            --              --            342
  Prepaid expenses and other current
     assets..........................        --       10,840            --              --         10,840
                                       --------     --------       -------       ---------       --------
          Total current assets.......        91       72,237            51              --         72,379
Property, machinery & equipment,
  net................................        --      207,833         5,864              --        213,697
Other Assets:
  Goodwill...........................        --      171,051            --              --        171,051
  Investments in subsidiaries........    75,199           --            --         (75,199)            --
  Intercompany.......................   267,433           --            --        (267,433)            --
  Restricted cash -- construction
     fund............................        --           --        12,184              --         12,184
  Restricted cash -- debt service
     fund............................        --        5,561         1,714              --          7,275
  Other, net.........................     6,217        4,902         2,972              --         14,091
                                       --------     --------       -------       ---------       --------
          Total assets...............  $348,940     $461,584       $22,785       $(342,632)      $490,677
                                       ========     ========       =======       =========       ========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term
     debt............................  $    955     $     --       $    --       $      --       $    955
  Current maturities of nonrecourse
     project revenue bonds...........        --        2,570            --              --          2,570
  Current maturities of capital lease
     obligations.....................        --        2,678            --              --          2,678
  Accounts payable and accrued
     expenses........................        --       45,095           564              --         45,659
                                       --------     --------       -------       ---------       --------
          Total current
            liabilities..............       955       50,343           564              --         51,862
Long-Term Debt:
  Long-term debt obligations, net....   194,084           --            --              --        194,084
  Nonrecourse project revenue bonds,
     net.............................        --       41,365        20,936              --         62,301
  Intercompany.......................        --      267,433            --        (267,433)            --
  Capital lease obligations, net.....        --       12,748            --              --         12,748
                                       --------     --------       -------       ---------       --------
     Total long-term debt............   194,084      321,546        20,936        (267,433)       269,133
Other long-term liabilities..........     3,580       15,781            --              --         19,361
                                       --------     --------       -------       ---------       --------
          Total liabilities..........   198,619      387,670        21,500        (267,433)       340,356

Commitments and Contingencies
  Redeemable Preferred Stock,
  69,792.29 shares issued and
  outstanding, redeemable at $1,000
  per share..........................    86,299           --            --              --         86,299
Stockholders' Equity:
  Capital............................    82,153       37,804         1,285         (39,089)        82,153
  Accumulated deficit................   (16,829)      36,110            --         (36,110)       (16,829)
  Accumulated other comprehensive
     loss............................    (1,302)          --            --              --         (1,302)
                                       --------     --------       -------       ---------       --------
          Total stockholders'
            equity...................    64,022       73,914         1,285         (75,199)        64,022
                                       --------     --------       -------       ---------       --------
Total liabilities and stockholders'
  equity.............................  $348,940     $461,584       $22,785       $(342,632)      $490,677
                                       ========     ========       =======       =========       ========

                           SYNAGRO TECHNOLOGIES, INC.

(20)  SEGMENT INFORMATION (RESTATED)

     The Company has determined that its segment disclosures for 2003 and 2002 should be restated to expand its segment disclosure from one reporting segment as was originally reported to three reporting segments. Accordingly, the segment information presented for 2003 and 2002 herein has been restated.

     The Company's Chief Operating Decision Maker regularly evaluates operating results, assesses performance and allocates resources on a geographic basis, with the exception of its rail operations and its engineering, facilities, and development ("EFD") group which are separately managed. Accordingly, the Company reports the results of its activities in three reporting segments, which include: Residuals Management Operations, Rail Transportation, and EFD.

     Residuals Management Operations include the Company's business activities that are managed on a geographic basis in the Northeast, Central, South, and West regions of the United States. These geographic areas have been aggregated and reported as a segment because they meet the aggregation criteria of SFAS
131. Rail Transportation includes the transfer and rail haul of materials across several states where the material is typically either land applied or landfill disposed. Rail Transportation is a separate segment because it is monitored separately and because it only offers long-distance land application and disposal services to its customers. EFD includes construction management activities and start up operations for certain new processing facilities as well as the marketing and sale of certain pellets and compost fertilizers.

     The Company's operations by reportable segment are summarized below (in thousands):

                              RESIDUALS                     ENGINEERING
                              MANAGEMENT        RAIL        FACILITIES    SEGMENTS    CORPORATE/
                              OPERATIONS   TRANSPORTATION   DEVELOPMENT   COMBINED   ELIMINATIONS   CONSOLIDATED
                              ----------   --------------   -----------   --------   ------------   ------------
Year ended December 31, 2004
Revenue from external
  services..................   $274,790       $33,822         $17,252     $325,864     $     --       $325,864
Revenue from other
  segments..................         --         4,213              --        4,213       (4,213)            --
Depreciation and
  amortization expenses.....     17,296         1,619             143       19,058          844         19,902
Income (loss) from
  operations................     55,857         5,134          (1,628)      59,363      (15,479)        43,884
Total assets................    393,396        52,022          40,985      486,403       24,381        510,784
Capital expenditures........     11,848           733          12,127       24,708          887         25,595

Year ended December 31, 2003
  (Restated)
Revenue from external
  services..................   $253,610       $36,217         $ 8,725     $298,552     $     --       $298,552
Revenue from other
  segments..................         --         3,818              --        3,818       (3,818)            --
Depreciation and
  amortization expenses.....     15,789         1,477             138       17,404        1,222         18,626
Income (loss) from
  operations................     46,655         6,194          (3,842)      49,007      (12,602)        36,405
Total assets................    396,049        49,720          26,063      471,832       18,845        490,677
Capital expenditures........      9,823         1,082           6,150       17,055        1,373         18,428

Year ended December 31, 2002
  (Restated)
Revenue from external
  services..................   $226,738       $28,893         $16,997     $272,628     $     --       $272,628
Revenue from other
  segments..................         --         3,301              --        3,301       (3,301)            --
Depreciation and
  amortization expenses.....     13,419           803             102       14,324          964         15,288
Income (loss) from
  operations................     52,922         5,505          (1,713)      56,714       (9,670)        47,044
Capital expenditures........     10,274         1,263             192       11,729          805         12,534

                           SYNAGRO TECHNOLOGIES, INC.

     Corporate assets primarily include prepaid expenses, investments in subsidiaries and intercompany loans. Corporate expenses primarily include general and administrative expenses and adjustments for insurance and other benefit allocations.

     The accounting policies of the Company's segments are the same as those described for the Company in Note 1. Revenues from transactions with other segments are based on terms substantially similar to transactions with unrelated third party customers. The following reconciles segment income from operations to the Company's consolidated income before provision for income taxes:

                                                              YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                          2004        2003         2002
                                                         -------   ----------   ----------
                                                                   (RESTATED)   (RESTATED)
                                                                   ----------   ----------
                                                                  (IN THOUSANDS)
Segment income from operations.........................  $58,509    $49,014      $56,470
Corporate expenses and adjustments.....................   15,479     12,602        9,670
                                                         -------    -------      -------
Income from operations.................................   43,030     36,412       46,800
Total other expense, net...............................   21,430     23,433       28,952
                                                         -------    -------      -------
  Income before provision for income taxes.............  $21,600    $12,979      $17,848
                                                         =======    =======      =======

     Revenues generated from the services that the Company provides are summarized below:

                                                            YEAR ENDED DECEMBER 31,
                                                       ----------------------------------
                                                         2004        2002         2003
                                                       --------   ----------   ----------
                                                                  (RESTATED)   (RESTATED)
                                                                  ----------   ----------
                                                                 (IN THOUSANDS)
Facilities operations................................  $100,222    $ 92,388     $ 80,576
Product marketing....................................    11,486      12,910       10,776
Land application and disposal........................   176,202     175,576      153,154
Cleanout services....................................    26,780      12,658       16,916
Design and build.....................................    11,174       5,020       11,206
                                                       --------    --------     --------
  Total revenues.....................................  $325,864    $298,552     $272,628
                                                       ========    ========     ========

     Facilities operations include revenues generated from providing drying and pelletization, composting, and incineration operations services. Land application and disposal includes revenues generated from providing land application, dewatering, and disposal services. Product marketing includes revenues generated from selling pellets and compost as organic fertilizers. Cleanout services include revenues generated from lagoon and digester cleanout projects.

     The Company had one customer that accounted for approximately 16 percent, 17 percent, and 15 percent of total revenue for the years ended December 31, 2004, 2003, and 2002, respectively and whose revenue are included in the Residuals Management Operations and Rail Transportation reporting segments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures to alert us on a timely basis to material information that would be required to include in our periodic filings under the Exchange Act. Exchange Act Rule 13a-15(d) defines "disclosure controls and procedures" to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     In preparing our consolidated financial statements for the year ended December 31, 2004, the Company determined that its segment disclosures should be restated from one reporting segment as was originally reported to three reporting segments. The Company concluded, with the concurrence of the Audit Committee that the consolidated financial statements for the years ended December 31, 2003 and 2002 required restatement. This restatement is reflected in this Form 10-K for the annual period ended December 31, 2004. Additionally, the Company determined that its financial results for the third and second quarters of 2004 should be restated to reflect an adjustment to revenue recognized under the percentage of completion method of accounting for imputed interest on receivables associated with a long-term contract which will be collected over an extended period of time following the completion of the contract. This restatement was reflected in Form 10-Q/A's as previously filed and as reflected in Note 17 to the consolidated financial statements included elsewhere herein.

     The Company has concluded that the errors resulting in these restatements were attributable to control weaknesses related to our financial reporting processes and constituted a material weakness in our internal controls over financial reporting. This is due to the fact that the adjustments and disclosures which resulted in this restatement were not identified by our existing control structure.

     Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were ineffective at December 31, 2004.

     During 2005 management has begun to take action and put procedures in place to correct the weaknesses in our internal controls over financial reporting. The Company has begun to formulate procedures related to documenting and analyzing complex technical issues which will formally document conclusions regarding such matters. Management is currently in the process of hiring an independent third party to assist in the preparation of the Company's compliance with Rule 404 of the Sarbanes Oxley Act of 2002.

     Other than the items noted above, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected or is reasonably likely to affect our internal control over financial reporting.

                                    PART III

     In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company has filed with the Securities and Exchange Commission, not later than 120 days after December 31, 2004, a definitive proxy statement pursuant to Regulation 14A involving the election of directors. Reference is made to the sections of such proxy statement entitled "Other Information -- Principal Stockholders," "Other
Information -- Executive Compensation," "Election of Directors --

Management Stockholdings," "Principal Accountant Fees," and "Other Information -- Certain Transactions," which sections and subsections of such proxy statement are incorporated herein.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     1. Financial Statements:

                                                               PAGE
                                                               ----
Report of Independent Registered Public Accounting Firm --
  PricewaterhouseCoopers LLP................................    43
Consolidated Balance Sheets as of December 31, 2004 and
  2003......................................................    44
Consolidated Statements of Operations for the Years Ended
  December 31, 2004, 2003 and 2002..........................    45
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2004, 2003 and 2002..............    46
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004, 2003 and 2002..........................    47
Notes to Consolidated Financial Statements..................    49

     2. Financial Schedules:

     All financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

     3. Exhibits:

        3.1    --    Restated Certificate of Incorporation of Synagro
                     Technologies, Inc. (the "Company") dated August 16, 1996
                     (Incorporated by reference to Exhibit 3.1 to the Company's
                     Post-Effective Amendment No. 1 to Registration Statement No.
                     33-95028, dated October 25, 1996).
        3.2    --    Amended and Restated Bylaws of the Company dated effective
                     January 27, 2000 (Incorporated by reference to Exhibit No.
                     3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
        4.1    --    Specimen Common Stock Certificate of the Company
                     (Incorporated by reference to Exhibit 4.1 to the Company's
                     Registration Statement on Form 10, dated December 29, 1992).
        4.2    --    Certificate of Designations, Preferences and Rights of
                     Series D Convertible Preferred Stock of Synagro
                     Technologies, Inc. (Incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated February
                     17, 2000).
        4.3    --    Certificate of Designations, Preferences and Rights of
                     Series E Convertible Preferred Stock of Synagro
                     Technologies, Inc. (Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated June 30,
                     2000).
        4.4    --    Amended and Restated Warrant Agreement, dated August 14,
                     2000, by and between Synagro Technologies, Inc. and GTCR
                     Capital Partners, L.P. (Incorporated by reference to Exhibit
                     2.6 to the Company's Current Report on Form 8-K, dated
                     August 28, 2000).
        4.5    --    TCW/Crescent Warrant Agreement dated August 14, 2000, by and among Synagro Technologies, Inc. and TCW/Crescent Mezzanine partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW
                     Leveraged Income Trust, L.P., TCW Leveraged Income Trust II,
                     L.P., and TCW Leveraged Income Trust IV, L.P. (Incorporated
                     by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated August 28, 2000).
        4.6    --    Form of Stock Purchase Warrant (Incorporated by reference to
                     Exhibit 2.7 to the Company's Current Report on Form 8-K,
                     dated August 28, 2000).

        4.7    --    Amended and Restated Registration Agreement dated August 14,
                     2000, by and between Synagro Technologies, Inc., GTCR Fund
                     VII. L.P., GTCR Co-Invest, L.P., GTCR Capital Partners,
                     L.P., TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent
                     Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW
                     Leveraged Income Trust II, L.P., and TCW Leverage Income
                     Trust IV, L.P. (Incorporated by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K, dated August 28,
                     2000).
        4.8    --    Stockholders Agreement dated August 14, 2000, by and between
                     Synagro Technologies Inc., GTCR Fund VII, L.P., GTCR
                     Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent
                     Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust
                     II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income
                     Trust II, L.P., and TCW Leveraged Income Trust IV, L.P.
                     (Incorporated by reference to Exhibit 2.9 to the Company's
                     Current Report on Form 8-K, dated August 28, 2000).
        4.9    --    Form of TCW/Crescent Warrant (Incorporated by reference to
                     Exhibit 2.10 to the Company's Current Report on Form 8-K,
                     dated August 28, 2000).
        4.10   --    Form of GTCR Warrant (Incorporated by reference to Exhibit
                     2.11 to the Company's Current Report on Form 8-K, dated
                     August 28, 2000).
       10.1    --    Form of Indemnification Agreement (Incorporated by reference to Appendix F to the Company's Proxy Statement on Schedule
                     14A for Annual Meeting of Stockholders, dated May 9, 1996).
       10.2    --    Amended and Restated 1993 Stock Option Plan dated August 5,
                     1996 (Incorporated by reference to Exhibit 4.1 to the
                     Company's Registration Statement on Form S-8 (No.
                     333-64999), dated September 30, 1998).
       10.3    --    Stock Purchase Agreement dated March 31, 2000, by and
                     between Synagro Technologies, Inc. and Compost America
                     Holding Company, Inc. (Incorporated by reference to Exhibit
                     2.1 to the Company's Current Report on Form 8-K, dated June
                     30, 2000).
       10.4    --    Earn Out Agreement dated June 15, 2000, by and among Synagro
                     Technologies, Inc. and Compost America Holding Company, Inc.
                     (Incorporated by reference to Exhibit 2.2 to the Company's
                     Current Report on Form 8-K, dated June 30, 2000).
       10.5    --    Purchase Agreement dated January 27, 2000, by and between
                     Synagro Technologies, Inc. and GTCR Fund VII, L.P.
                     (Incorporated by reference to Exhibit 2.1 to the Company's
                     Current Report on Form 8-K, dated February 17, 2000).
       10.6    --    Professional Services Agreement, dated January 27, 2000,by and between Synagro Technologies, Inc. and GTCR Fund VII,
                     L.P. (Incorporated by reference to Exhibit 2.7 to the
                     Company's Current Report on Form 8-K, dated February 17,
                     2000).
       10.7    --    Amended and Restated Senior Subordinated Loan Agreement,
                     dated August 14, 2000, by and among Synagro Technologies,
                     Inc., certain subsidiary guarantors, GTCR Capital Partners,
                     L.P. and TCW/ Crescent Mezzanine Partners II, L.P.,
                     TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust,
                     L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged
                     Income Trust IV, L.P. (Incorporated by reference to Exhibit
                     2.2 to the Company's Current Report on Form 8-K, dated
                     February 17, 2000).
       10.8    --    Stock Purchase Agreement dated April 28, 2000, by and among
                     Synagro Technologies, Inc., Resco Holdings, Inc., Waste
                     Management Holdings, Inc., and Waste Management, Inc.
                     (Incorporated by reference to Exhibit 2.1 to the Company's
                     Current Report on Form 8-K, dated August 28, 2000).
       10.9    --    Amended and Restated Monitoring Agreement dated August 14,
                     2000, by and between Synagro Technologies, Inc., GTCR Golder
                     Rauner, L.L.C., and TCW/Crescent Mezzanine Partners II,
                     L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income
                     Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW
                     Leveraged Income Trust IV, L.P. (Incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K,
                     dated August 28, 2000).
       10.10   --    Employment Agreement dated February 19, 1999, by and between
                     Synagro Technologies, Inc. and Ross M. Patten (Incorporated
                     by reference to Exhibit 10.20 to the Company's Current
                     Report on Form 10-K/A, dated April 30, 2001); Agreement
                     Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and Ross M. Patten
                     (Incorporated by reference to Exhibit 2.8 to the Company's
                     Current Report on Form 8-K, dated February 17, 2000).(1)
       10.11   --    Employment Agreement dated February 19, 1999, by and between
                     Synagro Technologies, Inc. and Mark A. Rome (Incorporated by
                     reference to Exhibit 10.21 to the Company's Current Report on Form 10-K/A, dated April 30, 2001); Agreement Concerning
                     Employment Rights dated January 27, 2000, by and between
                     Synagro Technologies, Inc. and Mark A. Rome (Incorporated by
                     reference to Exhibit 2.9 to the Company's Current Report on
                     Form 8-K, dated February 17, 2000).(1)

       10.12   --    Employment Agreement dated February 19, 1999, by and between
                     Synagro Technologies, Inc. and Alvin L. Thomas II
                     (Incorporated by reference to Exhibit 10.22 to the Company's
                     Current Report on Form 10-K/A, dated April 30, 2001);
                     Agreement Concerning Employment Rights dated January 27,
                     2000, by and between Synagro Technologies, Inc. and Alvin L.
                     Thomas, II (Incorporated by reference to Exhibit 2.10 to the
                     Company's Current Report on Form 8-K, dated February 17,
                     2000).(1)
       10.13   --    Employment Agreement dated May 10, 1999, by and between
                     Synagro Technologies, Inc. and J. Paul Withrow (Incorporated
                     by reference to Exhibit 2.11 to the Company's Current Report on Form 8-K, dated February 17, 2000); Agreement Concerning
                     Employment Rights dated January 27, 2000, by and between
                     Synagro Technologies, Inc. and J. Paul Withrow (Incorporated
                     by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K, dated February 17, 2000).(1)
       10.14   --    Amendment No. 2 to Agreement Concerning Employment Rights
                     dated March 1, 2001, by and between Synagro Technologies,
                     Inc. and Ross M. Patten (Incorporated by reference to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 2001).(1)
       10.15   --    Amendment No. 2 to Agreement Concerning Employment Rights
                     dated March 1, 2001, by and between Synagro Technologies,
                     Inc. and Mark A. Rome (Incorporated by reference to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 2001).(1)
       10.16   --    Amendment No. 2 to Agreement Concerning Employment Rights
                     dated March 1, 2001, by and between Synagro Technologies,
                     Inc. and Alvin L. Thomas, II (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 2001).(1)
       10.17   --    Amendment No. 2 to Agreement Concerning Employment Rights
                     dated March 1, 2001, by and between Synagro Technologies,
                     Inc. and J. Paul Withrow (Incorporated by reference to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 2001).(1)
       10.18   --    2000 Stock Option Plan dated October 31, 2000 (Incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated
                     September 28, 2000).(1)
       10.19   --    Employment Agreement dated March 1, 2002, by and between
                     Synagro Technologies, Inc. and Robert Boucher Incorporated
                     by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).(1)
       10.20   --    Amendment No. 1 to Employment Agreement dated effective
                     February 1, 2002, by and between Synagro Technologies, Inc.
                     and Randall S. Tuttle (Incorporated by reference to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 2001).(1)
       10.21   --    Third Amended and Credit Agreement dated May 8, 2002, among
                     Synagro Technologies, Inc., various financial institutions, and Bank of America, N.A. (Incorporated by reference to the
                     Company's Form 10-Q for the period ended March 31, 2002).
       10.22   --    Amendment No. 3 to Employment Agreement dated effective
                     December 30, 2003, by and between Synagro Technologies, Inc.
                     and Ross M. Patten (Incorporated by reference to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 2003).(1)
       10.23   --    General Release dated effective December 30, 2003, executed and delivered by Ross M. Patten in favor of Synagro
                     Technologies, Inc. (Incorporated by reference to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 2003).(1)
       21.1    --    Subsidiaries of Synagro Technologies, Inc.
       23.1*   --    Consent of Independent Registered Public Accounting Firm
       31.1*   --    Section 302 Certification of Chief Executive Officer
       31.2*   --    Section 302 Certification of Chief Financial Officer
       32.1*   --    Section 906 Certification of Chief Executive Officer
       32.2*   --    Section 906 Certification of Chief Financial Officer

---------------

 *  Filed with this Form 10-K.

(1) Management contract or compensatory plan or agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYNAGRO TECHNOLOGIES, INC.
                                          (Registrant)

                                          BY: /s/ ROBERT C. BOUCHER, JR.
                                            ------------------------------------
                                            Robert C. Boucher, Jr.
                                            Chief Executive Officer

Date: March 21, 2005

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

                    SIGNATURE                                      TITLE                        DATE
                    ---------                                      -----                        ----

                /s/ ROSS M. PATTEN                         Chairman of the Board           March 21, 2005
 ------------------------------------------------
                  Ross M. Patten


            /s/ ROBERT C. BOUCHER, JR.              Chief Executive Officer and Director   March 21, 2005
 ------------------------------------------------      (Principal Executive Officer)
              Robert C. Boucher, Jr.


               /s/ J. PAUL WITHROW                  Chief Financial Officer and Director   March 21, 2005
 ------------------------------------------------      (Principal Accounting Officer)
                 J. Paul Withrow


                /s/ GENE MEREDITH                                 Director                 March 21, 2005
 ------------------------------------------------
                  Gene Meredith


          /s/ KENNETH CH'UAN-K'AI LEUNG                           Director                 March 21, 2005
 ------------------------------------------------
            Kenneth Ch'uan-k'ai Leung


              /s/ ALFRED TYLER, 2ND                               Director                 March 21, 2005
 ------------------------------------------------
                Alfred Tyler, 2nd


               /s/ DAVID A. DONNINI                               Director                 March 21, 2005
 ------------------------------------------------
                 David A. Donnini


              /s/ VINCENT J. HEMMER                               Director                 March 21, 2005
 ------------------------------------------------
                Vincent J. Hemmer


              /s/ GEORGE E. SPERZEL                               Director                 March 21, 2005
 ------------------------------------------------
                George E. Sperzel

                               INDEX TO EXHIBITS

  3.1  --    Restated Certificate of Incorporation of Synagro
             Technologies, Inc. (the "Company") dated August 16, 1996
             (Incorporated by reference to Exhibit 3.1 to the Company's
             Post-Effective Amendment No. 1 to Registration Statement No.
             33-95028, dated October 25, 1996).
  3.2  --    Amended and Restated Bylaws of the Company dated effective
             January 27, 2000 (Incorporated by reference to Exhibit No.
             3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
  4.1  --    Specimen Common Stock Certificate of the Company
             (Incorporated by reference to Exhibit 4.1 to the Company's
             Registration Statement on Form 10, dated December 29, 1992).
  4.2  --    Certificate of Designations, Preferences and Rights of
             Series D Convertible Preferred Stock of Synagro
             Technologies, Inc. (Incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated February
             17, 2000).
  4.3  --    Certificate of Designations, Preferences and Rights of
             Series E Convertible Preferred Stock of Synagro
             Technologies, Inc. (Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated June 30,
             2000).
  4.4  --    Amended and Restated Warrant Agreement, dated August 14,
             2000, by and between Synagro Technologies, Inc. and GTCR
             Capital Partners, L.P. (Incorporated by reference to Exhibit
             2.6 to the Company's Current Report on Form 8-K, dated
             August 28, 2000).
  4.5  --    TCW/Crescent Warrant Agreement dated August 14, 2000, by and among Synagro Technologies, Inc. and TCW/Crescent Mezzanine partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW
             Leveraged Income Trust, L.P., TCW Leveraged Income Trust II,
             L.P., and TCW Leveraged Income Trust IV, L.P. (Incorporated
             by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated August 28, 2000).
  4.6  --    Form of Stock Purchase Warrant (Incorporated by reference to
             Exhibit 2.7 to the Company's Current Report on Form 8-K,
             dated August 28, 2000).
  4.7  --    Amended and Restated Registration Agreement dated August 14,
             2000, by and between Synagro Technologies, Inc., GTCR Fund
             VII. L.P., GTCR Co-Invest, L.P., GTCR Capital Partners,
             L.P., TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent
             Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW
             Leveraged Income Trust II, L.P., and TCW Leverage Income
             Trust IV, L.P. (Incorporated by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K, dated August 28,
             2000).
  4.8  --    Stockholders Agreement dated August 14, 2000, by and between
             Synagro Technologies Inc., GTCR Fund VII, L.P., GTCR
             Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent
             Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust
             II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income
             Trust II, L.P., and TCW Leveraged Income Trust IV, L.P.
             (Incorporated by reference to Exhibit 2.9 to the Company's
             Current Report on Form 8-K, dated August 28, 2000).
  4.9  --    Form of TCW/Crescent Warrant (Incorporated by reference to
             Exhibit 2.10 to the Company's Current Report on Form 8-K,
             dated August 28, 2000).
 4.10  --    Form of GTCR Warrant (Incorporated by reference to Exhibit
             2.11 to the Company's Current Report on Form 8-K, dated
             August 28, 2000).
 10.1  --    Form of Indemnification Agreement (Incorporated by reference to Appendix F to the Company's Proxy Statement on Schedule
             14A for Annual Meeting of Stockholders, dated May 9, 1996).
 10.2  --    Amended and Restated 1993 Stock Option Plan dated August 5,
             1996 (Incorporated by reference to Exhibit 4.1 to the
             Company's Registration Statement on Form S-8 (No.
             333-64999), dated September 30, 1998).
 10.3  --    Stock Purchase Agreement dated March 31, 2000, by and
             between Synagro Technologies, Inc. and Compost America
             Holding Company, Inc. (Incorporated by reference to Exhibit
             2.1 to the Company's Current Report on Form 8-K, dated June
             30, 2000).
 10.4  --    Earn Out Agreement dated June 15, 2000, by and among Synagro
             Technologies, Inc. and Compost America Holding Company, Inc.
             (Incorporated by reference to Exhibit 2.2 to the Company's
             Current Report on Form 8-K, dated June 30, 2000).

 10.5  --    Purchase Agreement dated January 27, 2000, by and between
             Synagro Technologies, Inc. and GTCR Fund VII, L.P.
             (Incorporated by reference to Exhibit 2.1 to the Company's
             Current Report on Form 8-K, dated February 17, 2000).
 10.6  --    Professional Services Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Fund VII,
             L.P. (Incorporated by reference to Exhibit 2.7 to the
             Company's Current Report on Form 8-K, dated February 17,
             2000).
 10.7  --    Amended and Restated Senior Subordinated Loan Agreement,
             dated August 14, 2000, by and among Synagro Technologies,
             Inc., certain subsidiary guarantors, GTCR Capital Partners,
             L.P. and TCW/ Crescent Mezzanine Partners II, L.P.,
             TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust,
             L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged
             Income Trust IV, L.P. (Incorporated by reference to Exhibit
             2.2 to the Company's Current Report on Form 8-K, dated
             February 17, 2000).
 10.8  --    Stock Purchase Agreement dated April 28, 2000, by and among
             Synagro Technologies, Inc., Resco Holdings, Inc., Waste
             Management Holdings, Inc., and Waste Management, Inc.
             (Incorporated by reference to Exhibit 2.1 to the Company's
             Current Report on Form 8-K, dated August 28, 2000).
 10.9  --    Amended and Restated Monitoring Agreement dated August 14,
             2000, by and between Synagro Technologies, Inc., GTCR Golder
             Rauner, L.L.C., and TCW/Crescent Mezzanine Partners II,
             L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income
             Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW
             Leveraged Income Trust IV, L.P. (Incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K,
             dated August 28, 2000).
10.10  --    Employment Agreement dated February 19, 1999, by and between
             Synagro Technologies, Inc. and Ross M. Patten (Incorporated
             by reference to Exhibit 10.20 to the Company's Current
             Report on Form 10-K/A, dated April 30, 2001); Agreement
             Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and Ross M. Patten
             (Incorporated by reference to Exhibit 2.8 to the Company's
             Current Report on Form 8-K, dated February 17, 2000).(1)
10.11  --    Employment Agreement dated February 19, 1999, by and between
             Synagro Technologies, Inc. and Mark A. Rome (Incorporated by
             reference to Exhibit 10.21 to the Company's Current Report on Form 10-K/A, dated April 30, 2001); Agreement Concerning
             Employment Rights dated January 27, 2000, by and between
             Synagro Technologies, Inc. and Mark A. Rome (Incorporated by
             reference to Exhibit 2.9 to the Company's Current Report on
             Form 8-K, dated February 17, 2000).(1)
10.12  --    Employment Agreement dated February 19, 1999, by and between
             Synagro Technologies, Inc. and Alvin L. Thomas II
             (Incorporated by reference to Exhibit 10.22 to the Company's
             Current Report on Form 10-K/A, dated April 30, 2001);
             Agreement Concerning Employment Rights dated January 27,
             2000, by and between Synagro Technologies, Inc. and Alvin L.
             Thomas, II (Incorporated by reference to Exhibit 2.10 to the
             Company's Current Report on Form 8-K, dated February 17,
             2000).(1)
10.13  --    Employment Agreement dated May 10, 1999, by and between
             Synagro Technologies, Inc. and J. Paul Withrow (Incorporated
             by reference to Exhibit 2.11 to the Company's Current Report on Form 8-K, dated February 17, 2000); Agreement Concerning
             Employment Rights dated January 27, 2000, by and between
             Synagro Technologies, Inc. and J. Paul Withrow (Incorporated
             by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K, dated February 17, 2000).(1)
10.14  --    Amendment No. 2 to Agreement Concerning Employment Rights
             dated March 1, 2001, by and between Synagro Technologies,
             Inc. and Ross M. Patten (Incorporated by reference to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 2001).(1)
10.15  --    Amendment No. 2 to Agreement Concerning Employment Rights
             dated March 1, 2001, by and between Synagro Technologies,
             Inc. and Mark A. Rome (Incorporated by reference to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 2001).(1)
10.16  --    Amendment No. 2 to Agreement Concerning Employment Rights
             dated March 1, 2001, by and between Synagro Technologies,
             Inc. and Alvin L. Thomas, II (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
             December 31, 2001).(1)
10.17  --    Amendment No. 2 to Agreement Concerning Employment Rights
             dated March 1, 2001, by and between Synagro Technologies,
             Inc. and J. Paul Withrow (Incorporated by reference to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 2001).(1)

10.18  --    2000 Stock Option Plan dated October 31, 2000 (Incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated
             September 28, 2000).(1)
10.19  --    Employment Agreement dated March 1, 2002, by and between
             Synagro Technologies, Inc. and Robert Boucher (Incorporated
             by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).(1)
10.20  --    Amendment No. 1 to Employment Agreement dated effective
             February 1, 2002, by and between Synagro Technologies, Inc.
             and Randall S. Tuttle (Incorporated by reference to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 2001).(1)
10.21  --    Third Amended and Restated Credit Agreement dated May 8,
             2002, among Synagro Technologies, Inc., various financial
             institutions, and Bank of America, N.A. (Incorporated by
             reference to the Company's Form 10-Q for the period ended
             March 31, 2002).
10.22  --    Amendment No. 3 to Employment Agreement dated effective
             December 30, 2003, by and between Synagro Technologies, Inc.
             and Ross M. Patten (Incorporated by reference to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 2003). (1)
10.23  --    General Release dated effective December 30, 2003, executed and delivered by Ross M. Patten in favor of Synagro
             Technologies, Inc. (Incorporated by reference to the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 2003). (1)
21.1*  --    Subsidiaries of Synagro Technologies, Inc.
23.1*  --    Consent of Independent Registered Public Accounting Firm
31.1*  --    Section 302 Certification of Chief Executive Officer
31.2*  --    Section 302 Certification of Chief Financial Officer
32.1*  --    Section 906 Certification of Chief Executive Officer
32.2*  --    Section 906 Certification of Chief Financial Officer

---------------

 * Filed with this Form 10-K

** Previously filed