Form 10-Q
period 2005-03-31
SYNAGRO TECHNOLOGIES INC
filed 2005-05-06
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005     Commission File Number 0-21054

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

                                  (713)369-1700
              (Registrant's telephone number, including area code)

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

             CLASS                           OUTSTANDING AT MAY 5, 2005
             -----                           --------------------------
Common stock, par value $.002                       20,231,121

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited),
   and December 31, 2004 (Derived From Audited Financial Statements)......    3

Condensed Consolidated Statements of Operations for the
   Three Months Ended March 31, 2005 and 2004 (Unaudited).................    4

Condensed Consolidated Statement of Stockholders' Equity for the Three
   Months Ended March  31, 2005 (Unaudited)...............................    5

Condensed Consolidated Statements of Cash Flows for the
   Three Months Ended March 31, 2005 and 2004 (Unaudited).................    6

Notes to Condensed Consolidated Financial Statements......................    7

Management's Discussion and Analysis of Financial
   Condition and Results of Operations....................................   21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   27

Item 4.  Controls and Procedures..........................................   28

PART II - OTHER INFORMATION...............................................   29

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 MARCH 31,   DECEMBER 31,
                                                                   2005         2004
                                                                 ---------  -------------
                                                                (UNAUDITED) (DERIVED FROM
                                                                               AUDITED
                                                                              FINANCIAL
                                                                             STATEMENTS)
                            ASSETS
Current Assets:
  Cash and cash equivalents ..................................   $     273    $     326
  Restricted cash ............................................       1,496          655
  Accounts receivable, net ...................................      57,665       63,891
  Costs and estimated earnings in excess of billings .........      10,822        8,099
  Prepaid expenses and other current assets ..................      11,203       11,793
                                                                 ---------    ---------
    Total current assets .....................................      81,459       84,764
Property, machinery & equipment, net .........................     223,352      225,541
Other Assets:

  Costs and estimated earnings in excess of billings .........       4,848        4,704
  Goodwill ...................................................     171,855      171,855
  Restricted cash -- construction fund .......................         339        1,988
  Restricted cash -- debt service fund .......................       7,965        7,287
  Other, net .................................................      14,185       14,645
                                                                 ---------    ---------
    Total assets .............................................   $ 504,003    $ 510,784
                                                                 =========    =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short term debt ............................................   $      --    $   4,000
  Current maturities of long-term debt .......................         850          848
  Current maturities of nonrecourse project revenue bonds ....       3,300        3,300
  Current maturities of capital lease obligations ............       2,944        3,028
  Accrued interest payable ...................................       8,866        4,018
  Accounts payable and accrued expenses ......................      52,945       58,651
                                                                 ---------    ---------
    Total current liabilities ................................      68,905       73,845
Long-Term Debt:
  Long-term debt obligations, net ............................     177,806      178,453
  Nonrecourse project revenue bonds, net .....................      59,035       59,028
  Capital lease obligations, net .............................      10,647       11,318
                                                                 ---------    ---------
    Total long-term debt .....................................     247,488      248,799
    Other long-term liabilities ..............................      22,892       24,289
                                                                 ---------    ---------
    Total liabilities ........................................     339,285      346,933
Commitments and Contingencies

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share ...............      97,398       95,126

Stockholders' Equity:
  Preferred stock, $.002 par value, 10,000,000 shares
     authorized, none issued or outstanding ..................          --           --
  Common stock, $.002 par value, 100,000,000 shares
     authorized, 20,160,121 and 19,809,621 shares
     issued and outstanding in 2005 and 2004, respectively ...          40           40
  Additional paid in capital .................................      72,167       73,358
  Accumulated deficit ........................................      (4,215)      (3,875)
  Accumulated other comprehensive loss .......................        (672)        (798)
                                                                 ---------    ---------
    Total stockholders' equity ...............................      67,320       68,725
                                                                 ---------    ---------
    Total liabilities and stockholders' equity ...............   $ 504,003    $ 510,784
                                                                 =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             ----------------------------
                                                                 2005            2004
                                                             ------------    ------------
Revenue ..................................................   $     76,214    $     72,660
Cost of services .........................................         64,176          60,344
                                                             ------------    ------------
Gross profit .............................................         12,038          12,316

Selling, general and administrative expenses .............          6,169           5,822
Gain on sale of assets ...................................            (76)           (158)
                                                             ------------    ------------
   Income from operations ................................          5,945           6,652
                                                             ------------    ------------
Other expense:
   Interest expense, net .................................          6,515           5,169
   Other (income) expense, net ...........................             (3)             40
                                                             ------------    ------------
       Total other expense, net ..........................          6,512           5,209
                                                             ------------    ------------
Income (loss) before provision (benefit) for income taxes            (567)          1,443
   Provision (benefit) for income taxes ..................           (227)            563
                                                             ------------    ------------
Net income (loss) before preferred stock dividends .......           (340)            880
Preferred stock dividends ................................          2,272           2,138
                                                             ------------    ------------
Net loss applicable to common stock ......................   $     (2,612)   $     (1,258)
                                                             ============    ============

Loss per share:

   Basic net loss per share ..............................   $      (0.13)   $      (0.06)
                                                             ============    ============
   Diluted net loss per share ............................   $      (0.13)   $      (0.06)
                                                             ============    ============

   Weighted average shares outstanding for basic and
      diluted earnings per share .........................     20,020,183      19,775,821
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

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                              ACCUMULATED
                                                     COMMON STOCK    ADDITIONAL                  OTHER
                                               ---------------------   PAID-IN   ACCUMULATED COMPREHENSIVE             COMPREHENSIVE
                                                 SHARES     AMOUNT     CAPITAL     DEFICIT        LOSS        TOTAL         LOSS
                                               ---------- ---------- ----------- ----------- ------------- ----------- -------------
BALANCE, January 1, 2005 ..................... 19,809,621 $       40 $   73,358  $   (3,875)  $     (798)  $   68,725   $       --
 Change in other comprehensive income ........         --         --         --          --          126          126          126
 Preferred stock dividends ...................         --         --     (2,272)         --           --       (2,272)          --
 Exercise of options .........................    350,500         --        993          --           --          993           --
 Tax benefit from exercise of stock options...         --         --         88          --           --           88           --
 Net loss before preferred stock dividends....         --         --         --        (340)          --         (340)        (340)
                                               ---------- ---------- ----------  ----------   ----------   ----------   ----------
BALANCE, March 31, 2005 ...................... 20,160,121 $       40 $   72,167  $   (4,215)  $     (672)  $   67,320   $     (214)
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

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                     2005            2004
                                                                  -----------     ------------
Cash flows from operating activities:
   Net loss applicable to common stock ........................   $   (2,612)     $   (1,258)
   Adjustments to reconcile net income applicable to common
      stock to net cash provided by operating activities:
       Preferred stock dividends ..............................        2,272           2,138
       Bad debt expense .......................................          150              --
       Depreciation and amortization expense ..................        5,228           4,632
       Amortization of debt financing costs ...................          321             267
       Provision (benefit) for  income taxes ..................         (227)            563
       Tax benefit from exercise of stock options .............           88              --
       Gain on sale of property, machinery and equipment ......          (76)           (158)
       (Increase) decrease in the following, net:
         Accounts receivable ..................................        6,076           3,066
         Cost and estimated earnings in excess of billings ....       (2,867)           (639)
         Prepaid expenses and other assets ....................        1,296           1,464
       Increase (decrease) in the following:
         Accrued interest payable .............................        4,848           4,407
         Accounts payable, accrued expenses  and other
            long-term liabilities .............................       (6,019)         (2,748)
                                                                  ----------      ----------
     Net cash provided by operating activities ................        8,478          11,734
                                                                  ----------      ----------

Cash flows from investing activities:
     Purchases of property, machinery and equipment ...........       (2,932)         (4,216)
     Facility construction funded by restricted cash ..........       (1,648)         (2,768)
     Proceeds from sale of property, machinery and equipment ..          168             283
     Decrease in restricted cash for facility construction ....        1,648           2,768
     Increase in other restricted cash accounts ...............       (1,519)           (869)
     Other ....................................................           --            (280)
                                                                  ----------      ----------
     Net cash used in investing activities ....................       (4,283)         (5,082)
                                                                  ----------      ----------
Cash flows from financing activities:
     Payments of debt .........................................       (6,741)         (6,498)
     Net increase in bank revolver borrowings .................        1,500              --
     Debt issuance costs ......................................           --            (175)
     Exercise of options ......................................          993              --
                                                                  ----------      ----------
     Net cash used in financing activities ....................       (4,248)         (6,673)
                                                                  ----------      ----------
  Net decrease in cash and cash equivalents ...................          (53)            (21)
Cash and cash equivalents, beginning of period ................          326             206
                                                                  ----------      ----------
Cash and cash equivalents, end of period ......................   $      273      $      185
                                                                  ==========      ==========

Supplemental Cash Flow Information
   Interest paid during the period ............................   $      935      $      506
   Taxes paid during the period ...............................   $      310      $      288

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

GENERAL

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc., a Delaware corporation, ("Synagro") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of such financial statements for the periods indicated. Certain information relating to Synagro's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, Synagro believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2005 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Synagro's Annual Report on Form 10-K for the year ended December 31, 2004.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K for the year ended December 31, 2004.

Synagro and collectively with its subsidiaries (the "Company") is a national water and wastewater residuals management company serving more than 600 municipal and industrial water and wastewater treatment accounts with operations in 37 states and the District of Columbia. Synagro offers many services that focus on the beneficial reuse of organic nonhazardous residuals resulting from the wastewater treatment process. The Company's broad range of services include drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, collection and transportation, regulatory compliance, dewatering, and facility cleanout services.

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

If the Company elected to apply SFAS No. 123, the Company's net loss and loss per diluted share would have approximated the pro forma amounts indicated below:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                               ------------------------------------
                                                                   2005                   2004
                                                               -------------         --------------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
Net loss applicable to common stock, as reported..........     $     (2,612)         $     (1,258)
Less: Compensation expense per SFAS No. 123, net of tax...              311                   271
                                                               ------------          ------------
Pro forma loss after effect of SFAS No. 123...............     $     (2,923)         $     (1,529)
                                                               ============          ============
Diluted loss per share, as reported.......................     $      (0.13)         $      (0.06)
Pro forma loss per share after effect of SFAS No. 123.....     $      (0.15)         $      (0.08)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average per share fair value of $3.80 and $2.35 for grants made during the quarters ended March 31, 2005 and 2004, respectively. The following assumptions were used for option grants made during the quarters ended March 31, 2005 and 2004, respectively: expected volatility of 222 percent and 105 percent; risk-free interest rates of
4.0 percent and 3.98 percent; expected lives of up to ten years and no expected dividends to be paid. The compensation expense included in the above pro forma data may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

In December 2004, SFAS No. 123 "Accounting for Stock-Based Compensation" was revised (SFAS No. 123R). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is effective for annual periods beginning after January 1, 2006. The Company is in the process of evaluating the impact of the implementation of SFAS No. 123R.

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

Allowance for Doubtful Accounts -- The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Accounts are written off periodically during the year as they are deemed uncollectible when collection efforts have been unsuccessful. The allowance for doubtful accounts was approximately $1.2 million at March 31, 2005 and December 31, 2004.

Loss Contracts -- The Company evaluates its revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations. An accrual for loss contracts was not required as of March 31, 2005.

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

The Company regularly incurs costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. The Company has recorded $8.1 million in property and long-term assets related to these activities at March 31, 2005, compared to $29.2 million at December 31, 2004 (approximately $4.2 million and $21.8 million are classified as construction in progress at March 31, 2005 and December 31, 2004, respectively). The decrease as of March 31, 2005 is primarily due to the Sacramento biosolids facility which commenced operations in December 2004 and is now being depreciated. The Company routinely reviews the status of each of these projects to determine if these costs are realizable.

Goodwill -- Goodwill attributable to the Company's reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually at year end unless factors indicate that an impairment may have occurred.

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

(2) COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Activity of the Company's costs and estimated earnings in excess of billings consists of the following:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2005           2004
                                                              ----------    ------------
                                                                   (IN THOUSANDS)
Costs and estimated earnings on contracts in progress ....    $   28,637     $   20,262
Less -- Billings to date .................................       (12,967)        (7,459)
                                                              ----------     ----------
Costs and estimated earnings in excess of billings on
   uncompleted contracts .................................    $   15,670     $   12,803
                                                              ==========     ==========
Current assets ...........................................    $   10,822     $    8,099
Non current assets .......................................         4,848          4,704
                                                              ----------     ----------
Total ....................................................    $   15,670     $   12,803
                                                              ==========     ==========

Accounts payable includes approximately $11.0 and $6.5 million at March 31, 2005 and December 31, 2004, respectively, for contracts accounted for under the percentage of completion method of accounting, the majority of which is not payable until the Company collects its customer billings on the related contracts.

(3) SHORT-TERM DEBT OBLIGATIONS

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

(4) LONG-TERM DEBT OBLIGATIONS

Long-term debt obligations consist of the following:

                                                                 MARCH 31,      DECEMBER 31,
                                                                   2005             2004
                                                                -----------     ------------
                                                                       (IN THOUSANDS)
Senior credit facility --
   Revolving line of credit ................................    $     4,700     $     5,100
   Term loans ..............................................         23,806          23,867
Subordinated debt ..........................................        150,000         150,000
Fair value adjustment of subordinated debt
   as a result of interest rate swaps ......................           (694)           (534)
Notes payable to former owners .............................            831             855
Other notes payable ........................................             13              13
                                                                -----------     -----------
         Total debt ........................................    $   178,656     $   179,301
Less: Current maturities ...................................           (850)           (848)
                                                                -----------     -----------
         Long-term debt, net of current maturities .........    $   177,806     $   178,453
                                                                ===========     ===========

CREDIT FACILITY

On May 8, 2002, the Company entered into a $150 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt, to provide working capital for operations, to fund capital expenditures and for other general corporate purposes. The Senior Credit Agreement bears interest at LIBOR or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement which currently approximates 7.25 percent for the Revolving Loan and 5.83 percent on the Term B loans.

During May 2003, the Company further amended its credit facility to increase the revolving loan commitment to approximately $95 million.

The loan commitments under the Senior Credit Agreement, as amended, are as follows:

      (i)   Revolving Loan up to $95 million outstanding at anytime;

      (ii) Term B Loans (which, once repaid, may not be reborrowed) of $70 million; and

      (iii) Letters of Credit up to $50 million as a subset of the Revolving Loan. At March 31, 2005, the Company had approximately $37.8 million of Letters of Credit outstanding.

On March 9, 2004, the Company amended its credit facility to, among other things, exclude certain charges from its financial covenant calculations, to clarify certain defined terms, to increase the amount of indebtedness permitted under its total leverage ratio, and to reset capital and operating lease limitations.

The amounts borrowed under the Senior Credit Agreement are subject to repayment as follows:

                                     REVOLVING     TERM
PERIOD ENDING DECEMBER 31,             LOAN        LOANS
------------------------------       ---------    -------
2002..........................            --        0.25%
2003..........................            --        1.00%
2004..........................            --        1.00%
2005..........................            --        1.00%
2006..........................            --        1.00%
2007..........................        100.00%       1.00%
2008..........................            --       94.75%
                                      ------      ------
                                      100.00%     100.00%
                                      ======      ======

The Senior Credit Agreement includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of March 31, 2005. The Senior Credit Agreement is collateralized by substantially all the assets of the Company and expires on December 31, 2008. As of March 31, 2005, the Company had approximately $52.5 million of unused borrowings under the Senior Credit Agreement, of which approximately $38.8 million is available for borrowing based on the ratio limitations included in the Senior Credit Agreement.

SENIOR SUBORDINATED NOTES

In April 2002, the Company issued $150 million aggregate in principal amount of its 9 1/2 percent Senior Subordinated Notes due on April 1, 2009 (the "Notes"). The Notes are unsecured senior indebtedness and are guaranteed by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries ("Guarantors"). As of March 31, 2005, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (see Note 5) and South Kern Industrial Center, LLC, were Guarantors of the Notes. Interest on the Notes accrues from April 17, 2002, and is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2002. On or after April 1, 2006, the Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on April 1 of the years indicated below:

      YEARS                     LOAN
      -----                     ----
2006..................        104.750%
2007..................        102.375%
2008 and thereafter...        100.000%

Prior to April 1, 2005, the Company could redeem up to 35 percent of the original aggregate principal amount of the Notes at a premium of 9 1/2 percent with the net cash of public offerings of equity, provided that at least 65 percent of the original aggregate principal amount of the Notes remains outstanding after the redemption. Upon the occurrence of specified change of control events, unless the Company has exercised its option to redeem all the Notes as described above, each holder will have the right to require the Company to repurchase all or a portion of such holder's Notes at a purchase price in cash equal to 101 percent of the aggregate principal amount of the Notes repurchased plus accrued and unpaid interest and liquidated damages, if any, on the Notes repurchased, to the applicable date of purchase. The Company did not redeem any of these Notes prior to April 1, 2005. The Notes were issued under an indenture, dated as of April 17, 2002, among the Company, the Guarantors and Wells Fargo Bank Minnesota, National Association, as trustee (the "Indenture"). The Indenture limits the ability of the Company and the restricted subsidiaries to, among other things, incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of certain of its subsidiaries to pay dividends or other payments to the Company, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

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

DERIVATIVES AND HEDGING ACTIVITIES

On July 24, 2003, the Company entered into two interest rate swap transactions with two financial institutions to hedge the Company's exposure to changes in the fair value on $85 million of its Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on the Company's future interest payments. The terms of the interest rate swap contract and the underlying debt instruments are identical. The Company has designated these swap agreements as fair value hedges. On September 23, 2004, the Company unwound $18 million of these swaps and received a settlement payment of approximately $0.1 million that was deducted from interest expense. On January 6, 2005, the Company unwound the remaining $67 million of interest rate swaps and paid $0.5 million for the settlement of these swaps. At March 31, 2005 the fair value adjustment to the subordinated debt relating to these swaps was $0.7 million and was recorded as a reduction to debt. This fair value adjustment will be amortized over the remaining original life of the Notes and charged to interest expense. The amount of amortization charged to interest expense during the three month period ended March 31, 2005 was approximately $29,000.

The Company previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $2.2 million is reflected in other long-term liabilities at March 31, 2005. The loss recognized during the period ended March 31, 2005 related to the floating-to-fixed interest rate swap agreement was approximately $0.8 million, while the gain recognized related to the reverse swap agreement was approximately $0.8 million. The amount of the ineffectiveness of the reverse swap agreement charged to other expense was approximately $3,000 during the three month period ended March 31, 2005.

On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the retired swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income charged to interest expense during the three month period ended March 31, 2005 was approximately $0.1 million.

(5) NONRECOURSE PROJECT REVENUE BONDS

                                                                                       MARCH 31,    DECEMBER 31,
                                                                                          2005          2004
                                                                                    -------------   ------------
                                                                                           (IN THOUSANDS)
Maryland Energy Financing Administration Limited
  Obligation Solid Waste Disposal Revenue Bonds, 1996 series --
   Revenue bonds due 2001 to 2005 at stated interest rates of 5.45% to 5.85%....    $       2,710   $      2,710
   Term revenue bond due 2010 at stated interest rate of 6.30%..................           16,295         16,295
   Term revenue bond due 2016 at stated interest rate of 6.45%..................           22,360         22,360
                                                                                    -------------   ------------
                                                                                           41,365         41,365
California Pollution Control Financing Authority Solid Waste Revenue Bonds  --
   Series 2002A -- Revenue bonds due 2008 to 2024 at stated interest
      rates of 4.375% to 5.50%, net of discount of $278.........................           19,772         19,766
   Series 2002B -- Revenue bonds due 2005 at stated interest
      rate of 4.25%, net of discount of $2......................................            1,198          1,197
                                                                                    -------------   ------------
                                                                                           20,970         20,963
                                                                                    -------------   ------------
Total nonrecourse project revenue bonds.........................................           62,335         62,328
   Less: Current maturities.....................................................           (3,300)        (3,300)
                                                                                    -------------   ------------
   Nonrecourse project revenue bonds, net of current maturities.................    $      59,035   $     59,028
                                                                                    =============   ============
Amounts recorded in other assets as restricted cash - debt service fund.........    $       7,965   $      7,287
                                                                                    =============   ============

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

At March 31, 2005, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $53.7 million and restricted cash of approximately $7.7 million, of which approximately $6.3 million is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company's request.

SACRAMENTO PROJECT BONDS

In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds in the aggregate amount of $20.9 million (net of original issue discount of $0.4 million). The nonrecourse revenue bonds consist of $19.7 million (net of original issue discount of $0.4 million) Series 2002-A and $1.2 million (net of original issue discount of $9,000) Series 2002-B (collectively, the "Sacramento Bonds"). The Authority loaned the proceeds of the Sacramento Bonds to Sacramento Project Finance, Inc., a wholly owned subsidiary of the Company, pursuant to a loan agreement dated December 1, 2002. The purpose of the loan is to finance the design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional County Sanitation District ("Sanitation District"). The Sacramento Bonds bear interest at annual rates between 4.25 percent and 5.5 percent and mature on dates between December 1, 2006, and December 1, 2024. The Sacramento facility commenced commercial operations in December 2004.

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

At the Company's option, it may cause the early redemption of some Sacramento Bonds at any time or after December 7, 2007, subject to redemption prices specified in the loan agreement.

The loan agreement requires that Sacramento Project Finance, Inc. place certain monies in restricted accounts and that those funds be used for designated purposes (e.g., operation and maintenance expense account, reserve requirement accounts, etc.). Monies in these funds will remain restricted until the Bonds are paid.

At March 31, 2005, the Sacramento Bonds are partially collateralized by restricted cash of approximately $2.1 million, of which approximately $1.7 million is in a debt service fund that is established to secure certain payments and can be utilized to make the final payment at the Company's request, and the remainder is reserved for construction costs expected to be incurred after notice to proceed is received. The Company is not a guarantor of the Bonds or the loan funded by the Bonds.

The Maryland Project Revenue Bonds and the Sacramento Bonds are excluded from the financial covenant calculations required by the Company's Senior Credit Agreement.

(6) COMMITMENTS AND CONTINGENCIES

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

In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. The Company estimated its exposure at approximately $1.0 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company believes accruals of approximately $1.0 million as of March 31, 2005, are adequate to provide for its exposures. The final resolution of these exposures could be substantially different from the amount recorded.

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

(7) EARNINGS PER COMMON SHARE

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

The following table summarizes the net income and weighted average shares to reconcile basic EPS and diluted EPS for the period ended March 31, 2005 and 2004.

                                                             THREE MONTHS ENDED MARCH 31,
                                                           --------------------------------
                                                               2005               2004
                                                           -------------     --------------
                                                           (IN THOUSANDS EXCEPT SHARE DATA)
Net income (loss) applicable to common stock:
Net income (loss) before preferred stock dividends ....    $        (340)    $         880
Preferred stock dividends .............................            2,272             2,138
                                                           -------------     -------------
Net loss applicable to common stock ...................    $      (2,612)    $      (1,258)
                                                           =============     =============

Loss per share:

Basic net loss per share ..............................    $       (0.13)    $       (0.06)
                                                           =============     =============
Diluted net loss per share ............................    $       (0.13)    $       (0.06)
                                                           =============     =============

Weighted average shares outstanding for basic and
   diluted earnings per share .........................       20,020,183        19,775,821
                                                           =============     =============

Basic and diluted EPS are the same for the period ended March 31, 2005 and 2004, because diluted EPS was less dilutive than basic EPS ("antidilutive"). Accordingly, 42,046,326 and 37,461,672 shares representing common stock equivalents have been excluded from the diluted EPS calculations for the period ended March 31, 2005 and 2004, respectively.

(8) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 5, as of March 31, 2005, all of the Company's 100% owned domestic subsidiaries, except the subsidiaries formed to own and operate the compost project in Southern California, South Kern Industrial Center, L.L.C. (see Note 3), the Sacramento biosolids processing facility, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (See
Note 5), and Philadelphia Biosolids Services, L.L.C. (collectively the "Non-Guarantor Subsidiaries"), are Guarantors of the Notes. Each of the Guarantors is 100% owned by Synagro and the guarantees are full, unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheets have been presented as of March 31, 2005 and December 31, 2004. The condensed consolidated statements of operations and of cash flows have also been presented for the three month period ended

March 31, 2005 with no comparable period in the prior year as there were no operations at the Sacramento biosolids processing facility until December 2004.

                          CONSOLIDATING BALANCE SHEETS
                              AS OF MARCH 31, 2005
                             (DOLLARS IN THOUSANDS)

                                                                                           NON-
                                                                          GUARANTOR     GUARANTOR
                                                             PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                           ----------    ------------  ------------  ------------   ------------
                       ASSETS

Current Assets:
  Cash and cash equivalents ...........................    $       32     $       32    $      209    $       --     $      273
  Restricted cash .....................................            --          1,496            --            --          1,496
  Accounts receivable, net ............................            --         55,979         1,686            --         57,665
  Note receivable, current ............................            --            218            --            --            218
  Prepaid expenses and other current assets ...........            --         21,719            88            --         21,807
                                                           ----------     ----------    ----------    ----------     ----------
      Total current assets ............................            32         79,444         1,983            --         81,459
Property, machinery & equipment, net ..................            --        200,617        22,735            --        223,352
Other Assets:
  Goodwill ............................................            --        171,855            --            --        171,855
  Investments in subsidiaries .........................        85,384             --            --       (85,384)            --
  Intercompany ........................................       280,415             --            --      (280,415)            --
  Restricted cash -- construction fund ................            --             --           339            --            339
  Restricted cash -- debt service fund ................            --          6,251         1,714            --          7,965
  Other, net ..........................................         4,650         11,410         2,973            --         19,033
                                                           ----------     ----------    ----------    ----------     ----------
      Total assets ....................................    $  370,481     $  469,577    $   29,744    $ (365,799)    $  504,003
                                                           ==========     ==========    ==========    ==========     ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt ................    $      244     $      606     $      --    $       --     $      850
  Current maturities of nonrecourse project
     revenue bonds ....................................            --          2,710           590            --          3,300
  Current maturities of capital lease obligations .....            --          2,944            --            --          2,944
  Accrued interest payable ............................         7,572            925           369                        8,866
  Accounts payable and accrued expenses ...............            --         52,157           788            --         52,945
                                                           ----------     ----------    ----------    ----------     ----------
      Total current liabilities .......................         7,816         59,342         1,747            --         68,905
Long-Term Debt:
  Long-term debt obligations, net .....................       177,568            238            --            --        177,806
  Nonrecourse project revenue bonds, net ..............            --         38,655        20,380            --         59,035
  Intercompany ........................................            --        280,343            72      (280,415)            --
  Capital lease obligations, net ......................            --         10,647            --            --         10,647
                                                           ----------     ----------    ----------    ----------     ----------
   Total long-term debt ...............................       177,568        329,883        20,452      (280,415)       247,488
Other long-term liabilities ...........................        20,379          2,513            --            --         22,892
                                                           ----------     ----------    ----------    ----------     ----------
      Total liabilities ...............................       205,763        391,738        22,199      (280,415)       339,285
Commitments and Contingencies
Redeemable Preferred Stock, 69,792.29 shares issued
  and outstanding, redeemable at $1,000 per share .....        97,398             --            --            --         97,398
Stockholders' Equity:
  Capital .............................................        72,207         36,339         7,397       (43,736)        72,207
  Accumulated deficit .................................        (4,215)        41,500           148       (41,648)        (4,215)
  Accumulated other comprehensive loss ................          (672)            --            --            --           (672)
                                                           ----------     ----------    ----------    ----------     ----------
      Total stockholders' equity ......................        67,320         77,839         7,545       (85,384)        67,320
                                                           ----------     ----------    ----------    ----------     ----------
Total liabilities and stockholders' equity ............    $  370,481     $  469,577    $   29,744    $ (365,799)    $  504,003
                                                           ==========     ==========    ==========    ==========     ==========

                          CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2004
                             (DOLLARS IN THOUSANDS)

                                                                                               NON-
                                                                               GUARANTOR     GUARANTOR
                                                                   PARENT    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                                -----------  ------------  ------------  ------------   ------------
                            ASSETS
Current Assets:
  Cash and cash equivalents ..................................  $        99  $        21   $       206   $         --   $       326
  Restricted cash ............................................           --          655            --             --           655
  Accounts receivable, net ...................................           --       63,367           524             --        63,891
  Note receivable, current ...................................           --          218            --             --           218
  Prepaid expenses and other current assets ..................           --       19,663            11             --        19,674
                                                                -----------  -----------   -----------   ------------   -----------
       Total current assets ..................................           99       83,924           741             --        84,764
Property, machinery & equipment, net .........................           --      202,659        22,882             --       225,541
Other Assets:
  Goodwill ...................................................           --      171,855            --             --       171,855
  Investments in subsidiaries ................................       81,649           --            --        (81,649)           --
  Intercompany ...............................................      280,157           --            --       (280,157)           --
  Restricted cash -- construction fund .......................           --           --         1,988             --         1,988
  Restricted cash -- debt service fund .......................           --        5,573         1,714             --         7,287
  Other, net .................................................        5,204       11,135         3,010             --        19,349
                                                                -----------  -----------   -----------   ------------   -----------
       Total assets ..........................................  $   367,109  $   475,146   $    30,335   $   (361,806)  $   510,784
                                                                ===========  ===========   ===========   ============   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short term debt ............................................  $        --  $        --   $     4,000   $         --   $     4,000
  Current maturities of long-term debt .......................          244          604            --             --           848
  Current maturities of nonrecourse project revenue bonds ....           --        3,300            --             --         3,300
  Current maturities of capital lease obligations ............           --        3,028            --             --         3,028
  Accounts payable and accrued expenses ......................        3,896       56,192         2,581             --        62,669
                                                                -----------  -----------   -----------   ------------   -----------
       Total current liabilities .............................        4,140       63,124         6,581             --        73,845
Long-Term Debt:
  Long-term debt obligations, net ............................      178,189          264            --             --       178,453
  Nonrecourse project revenue bonds, net .....................           --       38,065        20,963             --        59,028
  Intercompany ...............................................           --      280,157            --       (280,157)           --
  Capital lease obligations, net .............................           --       11,318            --             --        11,318
                                                                -----------  -----------   -----------   ------------   -----------
    Total long-term debt .....................................      178,189      329,804        20,963       (280,157)      248,799
Other long-term liabilities ..................................       20,929        3,360            --             --        24,289
                                                                -----------  -----------   -----------   ------------   -----------
       Total liabilities .....................................      203,258      396,288        27,544       (280,157)      346,933
Commitments and Contingencies
 Redeemable Preferred Stock, 69,792.29 shares issued
  and outstanding, redeemable at $1,000 per share ............       95,126           --            --             --        95,126
Stockholders' Equity:
  Capital ....................................................       73,398       36,339         2,750        (39,089)       73,398
  Accumulated deficit ........................................       (3,875)      42,519            41        (42,560)       (3,875)
  Accumulated other comprehensive loss .......................         (798)          --            --             --          (798)
                                                                -----------  -----------   -----------   ------------   -----------
       Total stockholders' equity ............................       68,725       78,858         2,791        (81,649)       68,725
                                                                -----------  -----------   -----------   ------------   -----------
Total liabilities and stockholders' equity ...................  $   367,109  $   475,146   $    30,335   $   (361,806)  $   510,784
                                                                ===========  ===========   ===========   ============   ===========

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                              AS OF MARCH 31, 2005
                             (DOLLARS IN THOUSANDS)

                                                                                               NON-
                                                                             GUARANTOR      GUARANTOR
                                                                PARENT      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                               --------     ------------   ------------  ------------   ------------
  Revenue ...............................................      $     --       $ 75,154       $  1,060      $     --       $ 76,214
  Cost of services ......................................            --         63,615            561            --         64,176
                                                               --------       --------       --------      --------       --------
  Gross Profit ..........................................            --         11,539            499            --         12,038

  Selling, general and administrative expenses ..........            --          6,124              8            --          6,132
  Gain on sale of assets ................................            --            (76)            --            --            (76)
  Amortization ..........................................            --             37             --            --             37
                                                               --------       --------       --------      --------       --------
        Income from operations ..........................            --          5,454            491            --          5,945

Other expense:
  Interest expense, net .................................         5,234            970            311            --          6,515
  Intercompany interest (income) expense ................        (6,184)         6,184             --            --             --
  Equity in earnings of subs ............................           912             --             --          (912)            --
  Other (income) expense, net ...........................            --             (3)            --            --             (3)
                                                               --------       --------       --------      --------       --------
        Total other expense, net ........................           (38)         7,151            311          (912)         6,512
                                                               --------       --------       --------      --------       --------
Income (loss) before provision (benefit) for income taxes            38         (1,697)           180           912           (567)
    Provision (benefit) for income taxes ................           378           (677)            72            --           (227)
                                                               --------       --------       --------      --------       --------
Net income (loss) before preferred stock dividends ......          (340)        (1,020)           108           912           (340)
Preferred stock dividends ...............................         2,272             --             --            --          2,272
                                                               --------       --------       --------      --------       --------
Net income (loss) applicable to common stock ............      $ (2,612)      $ (1,020)      $    108      $    912       $ (2,612)
                                                               ========       ========       ========      ========       ========

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                              AS OF MARCH 31, 2005
                             (DOLLARS IN THOUSANDS)

                                                                                 NON-
                                                                              GUARANTOR    GUARANTOR
                                                                    PARENT   SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                   --------  ------------ ------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss) applicable to common stock ..................  $ (2,612)   $ (1,020)    $    108      $    912      $ (2,612)
  Adjustments to reconcile net income applicable
    to common stock to net cash provided by
     operating activities: ......................................
    Preferred stock dividends ...................................     2,272          --           --            --         2,272
    Bad debt expense ............................................        --         150           --            --           150
    Depreciation and amortization expense .......................        --       4,963          265            --         5,228
    Amortization of debt financing costs ........................       314          --            7            --           321
    Provision (benefit) for deferred income taxes ...............       378        (677)          72            --          (227)
    Tax benefit from exercise of stock options...................        88          --           --            --            88
    Gain on sale of property, machinery and equipment ...........        --         (76)          --            --           (76)
  (Increase) decrease in the following, net:
    Accounts receivable .........................................        --       7,238       (1,162)           --         6,076
    Cost in excess of billings ..................................        --      (2,867)          --            --        (2,867)
    Prepaid expenses and other current assets ...................       240       1,133          (77)           --         1,296
    Equity in earnings ..........................................       912          --           --          (912)           --
  Increase (decrease) in the following, net:
    Accrued interest payable ....................................     3,676         925          247            --         4,848
    Intercompany advances - trade ...............................    (6,184)      6,184           --            --            --
    Accounts payable and accrued expenses and other
        long term liabilities ...................................      (357)     (5,640)         (22)           --        (6,019)
                                                                   --------    --------     --------      --------      --------
Net cash (used in) provided by operating activities .............    (1,273)     10,313         (562)           --         8,478
                                                                   --------    --------     --------      --------      --------

Cash flows from investing activities:
  Purchase of property, machinery & equipment ...................        --      (2,850)         (82)           --        (2,932)
  Proceeds from sale of property, machinery & equipment .........        --         168           --            --           168
  Facility construction funded by restricted cash ...............        --          --       (1,648)           --        (1,648)
  Decrease in restricted cash for facility construction .........        --          --        1,648            --         1,648
  Increase in other restricted cash accounts ....................        --      (1,519)          --            --        (1,519)
                                                                   --------    --------     --------      --------      --------
Net cash used in investing activities ...........................        --      (4,201)         (82)           --        (4,283)
                                                                   --------    --------     --------      --------      --------

Cash flows from financing activities:
  Payments of debt ..............................................    (1,961)       (780)      (4,000)           --        (6,741)
  Net increase in bank revolver borrowings ......................     1,500          --           --            --         1,500
  Intercompany notes with subsidiaries ..........................     5,321      (5,321)          --            --            --
  Capital contributions .........................................    (4,647)         --        4,647            --            --
  Exercise of options and warrants ..............................       993          --           --            --           993
                                                                   --------    --------     --------      --------      --------
Net cash (used in) provided by financing activities .............     1,206      (6,101)         647            --        (4,248)
                                                                   --------    --------     --------      --------      --------
Net increase (decrease) in cash and cash equivalents ............       (67)         11            3            --           (53)
Cash and cash equivalents, beginning of period ..................        99          21          206            --           326
                                                                   --------    --------     --------      --------      --------
Cash and cash equivalents, end of period ........................  $     32    $     32     $    209      $     --      $    273
                                                                   ========    ========     ========      ========      ========

(9) SEGMENT INFORMATION

The Company's Chief Operating Decision Maker regularly evaluates operating results, assesses performance and allocates resources on a geographic basis, except for the Company's rail operations and its engineering, facilities, and development (EFD) group which are separately managed. Accordingly, the Company reports the results of its activities in three reporting segments, which include: Residuals Management Operations, Rail Transportation, and EFD.

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

The Company's operations by reportable segment are summarized below (in thousands):

                                        RESIDUALS                        ENGINEERING
                                        MANAGEMENT          RAIL         FACILITIES      SEGMENTS    CORPORATE/
                                        OPERATIONS     TRANSPORTATION    DEVELOPMENT     COMBINED  ELIMINATIONS     CONSOLIDATED
                                        ----------     --------------    -----------     --------  ------------     ------------
THREE MONTHS ENDED MARCH 31, 2005
Revenue from external services....       $ 58,293         $  7,284        $ 10,637       $ 76,214   $        --       $ 76,214
Revenues from other segments......            228              665              --            893          (893)            --
Income (loss) from operations.....          8,147              488             663          9,298        (3,353)         5,945
THREE MONTHS ENDED MARCH 31, 2004
Revenue from external services....       $ 61,197         $  9,606        $  1,857       $ 72,660   $        --       $ 72,660
Revenues from other segments......             --              785              --            785          (785)            --
Income (loss) from operations.....          9,636            1,355            (601)        10,390        (3,738)         6,652

The accounting policies of the Company's segments are the same as those described for the Company in Note 1. Revenues from transactions with other segments are based on terms substantially similar to transactions with unrelated third party customers. The following reconciles segment income from operations to the Company's consolidated income before provision for income taxes:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                            2005          2004
                                                                          --------       -------
                                                                               (IN THOUSANDS)
Segment income from operations ..................................         $  9,298       $10,390
Corporate .......................................................            3,353         3,738
                                                                          --------       -------
Income from operations ..........................................            5,945         6,652
Total other expense, net ........................................            6,512         5,209
                                                                           -------       -------
Income (loss) before provision (benefit) for income taxes........         $   (567)      $ 1,443
                                                                          ========       =======

(10) SUBSEQUENT EVENTS

On April 29, 2005, the Company executed a new credit facility with Bank of America, N.A., Lehman Commercial Paper Inc., CIBC World Markets Corp., and certain other lenders. The closing of the new credit facility is contingent upon and will coincide with the anticipated closing of the Company's proposed equity offering (as discussed below), tender offer for the Notes, and certain other conditions precedent. The lenders' commitments with respect to the new credit facility will expire on June 30, 2005, in the event all conditions precedent have not been satisfied or waived or the expiration date has not been extended. A portion of the proceeds from the new credit facility will be used to refinance indebtedness under the Company's existing senior credit facility and to tender for all of its $150 million of outstanding 9 1/2% senior subordinated notes due 2009. The new facility will allow the Company to pay a significant portion of its excess cash flow to shareholders through cash dividends provided the Company maintains compliance with certain financial covenants and certain other restrictions. The Company expects that the new credit facility will also result in cash interest savings of approximately $5 million per year. The new credit facility will be comprised of a 5-year $95 million revolving credit facility, a 7-year $180 million term loan, and a 7-year $30 million delayed draw term loan.

The proceeds of the delayed draw term loan will be used to partially fund new facility construction costs in 2005. The Company has several new facilities under development which are scheduled to begin operations in the next 18 months. These new facilities will be operated under signed long-term contracts. The development of these new facilities is consistent with the Company's strategy to pursue new facilities opportunities that provide long-term highly predictable cash flows. These facilities include a composting facility in Kern County, California, an incineration facility upgrade in Woonsocket, Rhode Island, a dewatering facility in Providence, Rhode Island, a dryer facility in Honolulu, Hawaii and a composting facility in Los Palos, California.

On April 27, 2005, the Company filed a Registration Statement on Form S-1/A for the issuance and sale of 9,713,024 shares of the Company's common stock by the Company and 23,879,451 shares of the Company's common stock by the selling shareholders named in the registration statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated historical financial statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2004. This discussion contains forward-looking statements regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements, but are not limited to those factors more thoroughly disclosed in our Annual Report on Form 10-K.

BACKGROUND

We generate substantially all of our revenue by providing water and wastewater residuals management services to municipal and industrial customers. We provide our customers with services and capabilities, including, drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, collection and transportation, regulatory compliance, dewatering, and facility cleanout services. We currently serve more than 600 customers in 37 states and the District of Columbia. Our contracts typically have inflation price adjustments, renewal clauses and broad force majeure provisions. In 2004, we experienced a contract retention rate (both renewals and rebids) of approximately 88 percent.

We categorize our revenues into five types -- contract, purchase order, product sales, design\build construction and event work.

Contract revenues are generated primarily from land application, collection and transportation services, dewatering, incineration, composting, drying and pelletization services and facility operations and maintenance, and are typically performed under a contract with terms ranging from 1 to 25 years. Contract revenues accounted for approximately 80 percent and 81 percent of total revenues in the first three months of 2005 and 2004, respectively.

Purchase order revenues are primarily from facility operations, maintenance services, and collection and transportation services where services are performed on a recurring basis, but not under a long-term contract. Purchase order revenues accounted for approximately three percent of total revenues in the first three months of 2005 and 2004, respectively.

Product sales revenues are primarily generated from sales of composted and pelletized biosolids from internal and external facilities. Revenues from product sales accounted for approximately three percent and five percent of total revenues in the first three months of 2005 and 2004, respectively.

Design\build construction revenues are derived from construction projects where we agree to design and build a biosolids facility such as a drying and pelletization facility, composting facility, incineration facility or a dewatering facility that we will subsequently operate once the facility commences commercial operations. Revenues from design\build construction projects accounted for approximately ten percent and one percent of total revenues in the first three months of 2005 and 2004, respectively.

Event project revenues are typically generated from digester or lagoon cleanout projects and temporary dewatering projects. Revenue from event projects accounted for approximately four percent and ten percent of total revenues in the first three months of 2005 and 2004, respectively.

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

Our costs relating to service contracts include processing, transportation, spreading and disposal costs, and depreciation of operating assets. Our spreading, transportation and disposal costs can be adversely affected by unusual weather conditions and unseasonably heavy rainfall, which can temporarily reduce the availability of land application. Material must be transported to either a permitted storage facility (if available) or to a local landfill for disposal. In either case, this results in additional costs for transporting, storage and disposal of the biosolid materials versus land application in a period of normal weather conditions. Processing and transportation costs can also be adversely impacted by higher fuel costs. In order to manage this risk at processing facilities, we generally enter into contracts that pass-thru fuel cost increases to the customer, or for contracts without pass-through provisions, we from time to time lock in our fuel costs with our fuel suppliers for terms ranging from twelve to twenty-four months. As of March 31, 2005, we did not have any agreements with our fuel suppliers that locked in the unit cost of our fuel throughout fiscal 2005. We subcontract a significant portion of our transportation requirements to numerous contractors which enables us to minimize the impact of changes in fuel costs for over the road equipment. We have also periodically implemented temporary fuel surcharges with selected customers. Our costs relating to construction contracts primarily include subcontractor costs related to design, permit and general construction. Our selling, general and administrative expenses are comprised of accounting, information systems, marketing, legal, human resources, regulatory compliance, and regional and executive management costs.

Our management reviews and analyzes several trends and key performance indicators in order to manage our business. Since approximately 90% of our revenues are generated from municipal water and wastewater plants, we monitor trends involving municipal generators, including, among other things, aging infrastructure, technology advances, and regulatory activity in the water and wastewater residuals management industry. We use this information to anticipate upcoming growth opportunities, including new facility growth opportunities similar to the Sacramento, California and Pinellas County, Florida dryer projects that we started over the past two years. We also use this information to manage potential business risks such as increased regulatory pressure or local public opposition to residuals management programs. On an ongoing basis, our management also considers several variables associated with the ongoing operations of the business, including, among other things:

      - new sales (including the mix of contract and event sales) and existing business retention objectives necessary to maintain our high percentage of contract and other recurring revenues;

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

HISTORICAL RESULTS OF OPERATIONS

The following table sets forth certain items included in the consolidated financial statements as a percentage of revenue for the periods indicated:

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                  ------------------------------------------------------
                                                                           2005                           2004
                                                                  -----------------------        -----------------------
                                                                                    (IN THOUSANDS)
Revenue ......................................................    $ 76,214          100.0%       $ 72,660          100.0%
Cost of services .............................................      64,176           84.2%         60,344           83.0%
                                                                  --------          -----        --------          -----
Gross profit .................................................      12,038           15.8%         12,316           17.0%
Selling, general and administrative expenses .................       6,169            8.1%          5,822            8.0%
Gain on sale of assets .......................................         (76)          (0.1)%          (158)          (0.2)%
                                                                  --------          -----        --------          -----
Income from operations .......................................       5,945            7.8%          6,652            9.2%
                                                                  --------          -----        --------          -----
Other expense:
Interest expense, net ........................................       6,515            8.5%          5,169            7.1%
Other (income) expense, net ..................................          (3)           0.0%             40            0.1%
                                                                  --------          -----        --------          -----
   Total other expense, net ..................................       6,512            8.5%          5,209            7.2%
                                                                  --------          -----        --------          -----
Income (loss) before provision (benefit) for income taxes ....        (567)          (0.7)%         1,443            2.0%
Provision (benefit) for income taxes .........................        (227)          (0.3)%           563            0.8%
                                                                  --------          -----        --------          -----
Net income (loss) before preferred stock dividends ...........        (340)          (0.4)%           880            1.2%
                                                                                    =====                          =====
Preferred stock dividends ....................................       2,272                          2,138
                                                                  --------                       --------
Net loss applicable to common stock ..........................    $ (2,612)                      $ (1,258)
                                                                  ========                       ========

Revenue and income from operations are summarized by reporting segment, as follows (in thousands):

                                                                                         FOR THE THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                ---------------------------------------
                                                                                      2005                    2004
                                                                                ---------------         --------------
Revenue
  Residuals Management Operations...........................................    $        58,521         $        61,197
  Rail Transportation.......................................................              7,949                  10,391
  Engineering, Facilities, and Development..................................             10,637                   1,857
  Elimination...............................................................               (893)                   (785)
                                                                                ---------------         ---------------
                                                                                $        76,214         $        72,660
                                                                                ===============         ===============
Income (loss) from operations
  Residuals Management Operations...........................................    $         8,147         $         9,636
  Rail Transportation.......................................................                488                   1,355
  Engineering, Facilities, and Development..................................                663                    (601)
  Corporate.................................................................             (3,353)                 (3,738)
                                                                                ---------------         ---------------
                                                                                $         5,945         $         6,652
                                                                                ===============         ===============

For the three months ended March 31, 2005, net revenue was approximately $76.2 million compared to approximately $72.7 million for the three months ended March 31, 2004, representing an increase of approximately $3.6 million, or 5.0 percent. Approximately $8.0 million of the increase related to the Honolulu dryer project, partially offset by a $3.0 million decrease in event and product sales revenues and a $1.5 million decrease in contract revenues. These decreases were anticipated going into the year as in process and pre-sold event work was higher at the beginning of 2004 than 2005 and there was $1.3 million of contract revenue recognized in 2004 on a long-term contract accounted for using the percentage of completion accounting method that is not expected to have significant activity in 2005. Our Residuals Management Operations revenues for the three months ended March 31, 2005, decreased approximately $2.7 million or
4.4 percent to $58.5 million compared to $61.2 million for the three months ended March 31, 2004 due primarily to expected decreases in contract and event revenues. Our Rail Transportation segment revenues for the three months ended March 31, 2005 decreased approximately $2.4 million or 24.0 percent to $7.9 million for the three months ended March 31, 2005 compared to $10.4 million for the three months ended March 31, 2004 due primarily to a decrease in event and purchase order revenues from disposal services as well as a decrease in volume under contracted land application and disposal services. Our Engineering, Facilities, and Development revenues for the three months ended March 31, 2005, increased approximately $8.8 million to $10.6 million compared to $1.9 million for the three months ended March 31, 2004 due primarily to an increase in construction revenues on a new facility in Honolulu, Hawaii, and an increase in contract revenues on the Sacramento, California dryer facility that commenced operations in December 2004.

Gross profit for the three months ended March 31, 2005, was approximately $12.0 million compared to approximately $12.3 million for the three months ended March 31, 2004, a decrease of approximately $0.3 million, or 2.3 percent. Gross profit as a percentage of revenue decreased to 15.8 percent in 2005 from 17.0 percent in 2004 primarily due to a $0.9 million increase in fuel costs related primarily to an unexpected supply interruption at a dryer facility in January 2005 and a $0.6 million increase in depreciation expense, partially offset by an expected reduction in facility repairs which were higher than normal in the prior year and the margin impact of the revenue changes noted above.

Selling, general and administrative expenses were approximately $6.2 million, or
8.1 percent of revenue, for the three months ended March 31, 2005, compared to approximately $5.8 million, or 8.0 percent of revenue, for the three months ended March 31, 2004. The increase relates primarily to a planned increase in headcount and a $0.2 million increase in allowance for doubtful accounts.

As a result of the foregoing, income from operations for the three months ended March 31, 2005, was approximately $5.9 million, or 7.8 percent of revenue, compared to approximately $6.7 million, or 9.2 percent of revenue, for the three months ended March 31, 2004. Our Residuals Management Operations income from operations for the three months ended March 31, 2005, totaled approximately $8.1 million compared to $9.6 million for the three months ended March 31, 2004 due primarily to the expected decreases in event and contract revenues described above along with a $0.4 million increase in depreciation expense and the changes in fuel and repairs costs described above. Our Rail Transportation income from operations decreased from $1.4 million in 2004 to $0.5 million in 2005 due primarily to the decrease in revenues described above, an increase in rail transportation costs and excess equipment capacity. Our Engineering, Facilities, and Development income from operations increased to $0.7 million the three months ended March 31, 2005 compared to a loss of $0.6 million for the three months ended March 31, 2004 due primarily to the increase in construction revenues and dryer facility revenues described above and related margins.

Other expense, net, for the three months ended March 31, 2005, was approximately $6.5 million compared to approximately $5.2 million for the three months ended March 31, 2004, representing an increase of approximately $1.0 million primarily due to increases in market rates along with the termination of interest rate swaps in anticipation of the pending refinancing of our debt and a $0.3 million increase in interest on debt for the Sacramento dryer facility which commenced operations in December 2004.

For the three months ended March 31, 2005, we recorded a benefit for income taxes of approximately $0.2 million compared to a provision of $0.6 million for the three months ended March 31, 2004. Our effective tax rate was approximately 40 percent in the first three months of 2005 compared to 39 percent in the first three months of 2004. The increase in the effective tax rate is primarily related to the increase in income taxes at the state level. Our provision for income taxes differs from the federal statutory rate primarily due to state income taxes. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.

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

HISTORICAL CASH FLOWS

Cash Flows from Operating Activities -- For the three months ended March 31, 2005, cash flows provided from operating activities were approximately $8.5 million compared to approximately $11.7 million for the same period in 2004, a decrease of approximately $3.3 million. The decrease primarily relates to decreased operating income of $0.7 million, a $0.6 million increase in depreciation expense and a reduction in working capital of $2.2 million. The decrease in working capital relates primarily to a $2.2 million increase in cost and estimated earnings in excess of billings and an increase in payables on contracts accounted for under the percentage of completion method of accounting that are not paid until billings from the customer is collected.

Cash Flows from Investing Activities -- For the three months ended March 31, 2005, cash flows used by investing activities were approximately $4.3 million compared to approximately $5.1 million for the same period in 2004 and relates primarily to capital expenditures. This decrease is due primarily to a $1.3 million reduction in capital expenditures partially offset by a $0.6 million increase in other restricted cash.

Cash Flows from Financing Activities -- For the three months ended March 31, 2005, cash flows used in financing activities were approximately $4.2 million compared to approximately $6.7 million for the same period in 2004, a decrease of approximately $2.4 million. The decrease primarily relates to a $1.3 million reduction of debt payments and the $1.0 million of proceeds received from the exercise of stock options in the first three months of 2005.

CAPITAL EXPENDITURE REQUIREMENTS

Capital expenditures for the three months ended March 31, 2005, totaled approximately $2.9 million compared to approximately $4.2 million in the same period of 2004. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments and growth. We expect our capital expenditures for 2005 to be approximately $11.0 to $13.0 million, which excludes approximately $39.0 million expected to be spent on new facilities in 2005.

DEBT SERVICE REQUIREMENTS

In May 2002, we entered into an amended and restated $150 million Senior Credit Agreement that provides for a $70 million funded term loan and up to a $50 million revolver, with the ability to increase the total commitment to $150 million. The term loan proceeds were used to pay off the existing senior debt that remained unpaid after the private placement of our $150 million aggregate principal amount of 9 1/2 percent Senior Subordinated Notes due 2009 (the "Notes"). This credit facility is secured by substantially all of our assets and those of our subsidiaries (other than assets securing nonrecourse debt) and includes covenants restricting the incurrence of additional indebtedness, liens, certain payments and sale of assets. The Senior Credit Agreement contains standard covenants, including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with certain financial covenants. During May 2003, we amended our Senior Credit Agreement to increase the revolving loan commitment to approximately $95 million. Requirements for mandatory debt payments from excess cash flows, as defined, are unchanged in the new credit facility. On March 9, 2004, we further amended our Senior Credit Agreement to, among other things, exclude certain charges from its financial covenant calculations, to clarify certain defined terms, to increase the amount of indebtedness permitted under its total leverage ratio, and to reset capital and operating lease limitations.

On April 29, 2005, we executed a new credit facility with Bank of America, N.A., Lehman Commercial Paper Inc., CIBC World Markets Corp., and certain other lenders (the "New Credit Facility"). The closing of the New Credit Facility is contingent upon and will coincide with the anticipated closing of the Company's proposed equity offering (as discussed below), tender offer for the Notes, and certain other conditions precedent. The lenders' commitments with respect to the New Credit Facility will expire on June 30, 2005, in the event all conditions precedent have not been satisfied or waived or the expiration date has not been extended. A portion of the proceeds from the New Credit Facility will be used to refinance indebtedness under the Company's existing senior credit facility and to tender for all of its Notes. The New Credit Facility will allow us to pay a significant portion of our excess cash flow to shareholders through cash dividends provided we maintain compliance with certain financial covenants and certain other restrictions. We expect that the New Credit Facility will also result in cash interest savings of approximately $5 million per year. The New Credit Facility will be comprised of a 5-year $95 million revolving credit facility, a 7-year $180 million term loan, and a 7-year $30 million delayed draw term loan.

The proceeds of the delayed draw term loan will be used to partially fund new facility construction costs in 2005. We have several new facilities under development which are scheduled to begin operations in the next 18 months. These new facilities will be operated under signed long-term contracts. The development of these new facilities is consistent with our strategy to pursue new facilities opportunities that provide long-term highly predictable cash flows. These facilities include a composting facility in Kern County, California, an incineration facility upgrade in Woonsocket, Rhode Island, a dewatering facility in Providence, Rhode Island, a dryer facility in Honolulu, Hawaii and a composting facility in Los Palos, California.

In 1996, the Maryland Energy Financing Administration issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58.6 million. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now our wholly owned subsidiary known as Synagro -- Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the construction costs of the thermal facilities located in Baltimore County, Maryland, at the site of our Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of our Patapsco Wastewater Treatment Plant. We assumed all obligations associated with the Maryland Project Revenue Bonds in connection with our acquisition of the Bio Gro Division of Waste Management, Inc. in 2000. Maryland Project Revenue Bonds in the aggregate amount of $17.2 million have already been paid, and the remaining Maryland Project Revenue Bonds bear interest at annual rates between 5.85 percent and 6.45 percent and mature on dates between December 1, 2005, and December 1, 2016.

In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds in the aggregate amount of $21.3 million. The nonrecourse revenue bonds consist of a face amount of $20.1 million Series 2002-A and a face amount of $1.2 million Series 2002-B (taxable) (collectively, the "Sacramento Bonds"). The Authority loaned the proceeds of the Sacramento Bonds to Sacramento Project Finance, Inc., one of our wholly owned subsidiaries, pursuant to a loan agreement dated December 1, 2002. The loan will finance the acquisition, design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional Sanitation District. The Sacramento Bonds bear interest at annual rates between 4.25 percent and 5.5 percent and mature on dates between December 1, 2005, and December 1, 2024.

We believe we will have sufficient cash generated by our operations and available through our existing credit facility to provide for future working capital and capital expenditure requirements that will be adequate to meet our liquidity needs for the foreseeable future, including payment of interest on our credit facility and payments on the Maryland Project Revenue Bonds. We cannot assure, however, that our business will generate sufficient cash flow from operations, that any cost savings and any operating improvements will be realized or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We make no assurance that we will be able to refinance any of our indebtedness, including our credit facility, on commercially reasonable terms or at all.

We have entered into various lease transactions to purchase transportation and operating equipment that have been accounted for as capital lease obligations and operating leases. The capital leases have lease terms of three to six years with interest rates from 5.0 percent to 7.18 percent. The net book value of the equipment related to these capital leases totaled approximately $15.2 million as of March 31, 2005. The operating leases have terms of two to eight years. Additionally, we have guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.1 million as of March 31, 2005.

Historically, we have reinvested earnings available for distribution to holders of Common Stock, and accordingly, we have not paid any cash dividends on our Common Stock. Currently, covenants relating to our outstanding preferred stock and bank debt restrict our ability to pay dividends. We expect that our board of directors will adopt a dividend policy in the second quarter of 2005 that reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. In connection with the adoption of such a policy, we have entered into the New Credit Facility allowing for the payment of dividends, all of our outstanding preferred stock would be converted into shares of Common Stock, and we expect to issue additional shares of our Common Stock to the public. We have filed a Registration Statement on Form S-1/A for the issuance and sale of 9,713,024 shares of our Common Stock by us and 23,879,451 shares of our Common Stock by the selling shareholders named in the registration statement (the "equity offering").

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

Based on the dividend policy with respect to our common stock which our board of directors will adopt upon the closing of the equity offering, we may not have any significant cash available to meet any large unanticipated liquidity requirements, other than available borrowings, if any, under our new revolver. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer. However, our board of directors may, in its discretion, amend or repeal this dividend policy to decrease the level of dividends provided for under the policy, or discontinue entirely the payment of dividends.

SERIES D REDEEMABLE PREFERRED STOCK

We have authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, we issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which is convertible by the holders into a number of shares of our common stock computed by dividing
(i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock is senior to our common stock or any other of its equity securities. The liquidation value of each share of Series D Preferred Stock is $1,000 per share. Dividends on each share of Series D Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at the our option. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series D Preferred Stock is entitled to one vote per share. Shares of Series D Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series D Preferred Stock excluding accrued dividends were converted at March 31, 2005, they would represent 10,013,441 shares of common stock.

SERIES E REDEEMABLE PREFERRED STOCK

We have authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and our affiliates own 37,497.183 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,261.504 shares. The Series E Preferred Stock is convertible by the holders into a number of shares of our common stock computed by dividing (i) the sum of
(a) the number of shares to be converted multiplied by the liquidation value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to our common stock and any other of our equity securities. The liquidation value of each share of Series E Preferred Stock is $1,000 per share. Dividends on each share of Series E Preferred Stock accrue daily at the rate of eight percent per annum on the aggregate liquidation value and may be paid in cash or accrued, at our option. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series E Preferred Stock is entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. If the outstanding shares of Series E Preferred Stock excluding accrued dividends were converted at March 31, 2005, they would represent 17,903,475 shares of common stock.

The future issuance of Series D and Series E Preferred Stock may result in noncash beneficial conversions valued in future periods recognized as preferred stock dividends if the market value of our common stock is higher than the conversion price at date of issuance.

INTEREST RATE RISK

Total debt at March 31, 2005, included approximately $21.4 million in floating rate debt at a base interest rate plus 3.0 percent, or approximately 5.9 percent and approximately $2.4 million in floating rate debt at an interest rate of approximately 7.8 percent attributed to the Senior Credit Agreement. As a result, our interest cost in 2005 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (i.e.LIBOR) would be approximately $0.1 million.

WORKING CAPITAL

At March 31, 2005, we had working capital of approximately $12.6 million compared to approximately $10.9 million at December 31, 2004, an increase of approximately $1.6 million. The increase in working capital is principally due to reduced receivables and payables due to the seasonal nature of our business, increases in cost and estimated earnings in excess of billings and payables on contracts accounted for under the percentage of completion method of accounting, and the repayment of a $4.0 million short-term note in February 2005.

ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements can be found under the "Accounting Pronouncements" section of Note (1) to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES AND HEDGING ACTIVITIES

On July 24, 2003, we entered into two interest rate swap transactions with two financial institutions to hedge our exposure to changes in the fair value on $85 million of our Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on our future interest payments. The terms of the interest rate swap contract and the underlying debt instruments are identical. We have designated these swap agreements as fair value hedges. On September 23, 2004, we unwound $18 million of these swaps and received a settlement payment of approximately $0.1 million that was deducted from interest expense. On January 6, 2005, we unwound the $67 million remaining swaps and paid $0.5 million for the settlement of these swaps. At March 31, 2005 the fair value adjustment to the subordinated debt relating to these swaps was $0.7 million and was recorded as a reduction to debt. This fair value adjustment will be amortized over the remaining original life of the notes and charged to interest expense. The amount of amortization charged to interest expense during the three month period as of March 31, 2005 was approximately $29,000.

The 12 percent subordinated debt was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, we entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in our reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $2.2 million is reflected in other long-term liabilities at March 31, 2005. The loss recognized during the period ended March 31, 2005, related to the floating-to-fixed interest rate swap agreement was approximately $0.8 million, while the gain recognized related to the reverse swap agreement was approximately $0.8 million. The amount of the ineffectiveness of the reverse swap agreement charged to other expense was approximately $3,000 during the three month period ended March 31, 2004.

On June 25, 2001, we entered into a reverse swap on our 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the Retired Swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income charged to interest expense during the three month period ended March 31, 2005, was approximately $0.1 million.

INTEREST RATE RISK

Total debt at March 31, 2005, included approximately $21.4 million in floating rate debt at a base interest rate plus 3.0 percent, or approximately 5.9 percent and approximately $2.4 million in floating rate debt at an interest rate of approximately 7.8 percent attributed to the Senior Credit Agreement. As a result, our interest cost in 2005 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (i.e.LIBOR) would be approximately $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these controls and procedures are effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d - 15 (f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

During 2005 management implemented procedures to correct weaknesses in our internal controls over financial reporting that existed as of December 31, 2004. The weaknesses identified related to imputed interest on receivables associated with a long-term contract and segment disclosures. Technical accounting issues are now required to be analyzed, documented and reviewed by appropriate personnel on a timely basis. Evidence of the review is required to be documented. Management is also currently in the process of hiring an independent third party to assist in the preparation of our compliance with Rule 404 of the Sarbanes Oxley Act of 2002.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found under the "Litigation" section of Note (6), "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.

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

             SYNAGRO TECHNOLOGIES, INC.

Date: May 5, 2005             By: /s/ Robert C. Boucher,Jr.
                                  ----------------------------------------------
                                            Chief Executive Officer and Director

Date: May 5, 2005             By: /s/ J. Paul Withrow
                                  ----------------------------------------------
                                            Chief Financial Officer and Director

                                  EXHIBIT INDEX

Exhibit No                          Description
31.1                Certification of Chief Executive Officer

31.2                Certification of Chief Financial Officer

32.1                Section 1350 Certification of Chief Executive Officer

32.2                Section 1350 Certification of Chief Financial Officer