Form 10-K/A
period 2004-12-31
SYNAGRO TECHNOLOGIES INC
filed 2005-05-24
CIK 895565

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

            FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Proxy Statement for the 2005 Annual Meeting of Stockholders of the Registrant (Sections entitled "Election of Directors," "Management Stockholdings," "Principal Stockholders," "Executive Compensation," "Option Exercises and Year End Values," "Employment Agreements," "Equity Compensation Plans," "Compensation Committee Report," "Common Stock Performance Graph" and "Certain Transactions") is incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             EXPLANATORY STATEMENT



     We are filing this Amendment No. 1 on Form 10-K/A to provide additional information concerning our disclosure controls and procedures on Item 9A. There have been no other changes to this document.


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

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Residuals Management Operations.............................  $274,790   $253,610   $226,738
Rail Transportation.........................................    33,822     36,217     28,893
Engineering Facilities and Development......................    17,252      8,725     16,997
                                                              --------   --------   --------
  Total revenues............................................  $325,864   $298,552   $272,628
                                                              ========   ========   ========

     Revenues generated from the services that the Company provides are summarized below:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2004        2003         2002
                                                              --------   ----------   ----------
                                                                         (RESTATED)   (RESTATED)
                                                                        (IN THOUSANDS)
Facilities operations.......................................  $100,222    $ 92,388     $ 80,576
Product marketing...........................................    11,486      12,910       10,776
Land application and disposal...............................   176,202     175,576      153,154
Cleanout services...........................................    26,780      12,658       16,916
Design and build............................................    11,174       5,020       11,206
                                                              --------    --------     --------
  Total revenues............................................  $325,864    $298,552     $272,628
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

CONTRACTS

     Contract revenues accounted for approximately 83 percent of our revenue for the year ended December 31, 2004. These revenues were generated through more than 560 contracts that range from one to twenty-five years in length. Contract revenues are generated primarily from land application, collection and transportation services, dewatering, incineration, composting, drying and pelletization services and facility operations and maintenance services. These contracts have an estimated backlog, including renewal options, of approximately $2.2 billion as of December 31, 2004. This backlog represents more than six times our revenue for the year ended December 31, 2004. In general, our contracts contain provisions for inflation-related annual price increases, renewal provisions, and broad force majeure clauses. Our top ten customers have an average of eight years remaining on their current contracts, including renewal options. We have historically enjoyed high contract retention rates (both renewals and rebids) of approximately 85 percent to 90 percent of contract revenue value. During 2004, our contract retention rate was approximately 88 percent. See -- "Backlog" for a more detailed discussion.

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

COMPANY                              DATE ACQUIRED   U.S. MARKET SERVED   CAPABILITIES ACQUIRED
-------                              -------------   ------------------   ---------------------
A&J Cartage, Inc. .................  June 1998       Midwest              Land Application
Recyc, Inc. .......................  July 1998       West                 Composting
Environmental Waste Recycling,
  Inc. ............................  November 1998   Southeast            Land Application
National Resource Recovery,
  Inc. ............................  March 1999      Midwest              Land Application
Anti-Pollution Associates..........  April 1999      Florida Keys         Facility Operations
D&D Pumping, Inc. .................  April 1999      Florida Keys         Land Application
Vital Cycle, Inc. .................  April 1999      Southwest            Product Marketing
AMSCO, Inc. .......................  May 1999        Southeast            Land Application
Residual Technologies, LP..........  January 2000    Northeast            Incineration
Davis Water Analysis, Inc. ........  February 2000   Florida Keys         Facility Operations
AKH Water Management, Inc. ........  February 2000   Florida Keys         Facility Operations
Ecosystematics, Inc. ..............  February 2000   Florida Keys         Facility Operations
Rehbein, Inc. .....................  March 2000      Midwest              Land Application
Whiteford Construction Company.....  March 2000      Mid-Atlantic         Cleanouts
Environmental Protection &
  Improvement Co. .................  March 2000      Mid-Atlantic         Rail Transportation
Earthwise Organics, Inc and
  Earthwise Trucking...............  August 2002     West                 Composting and
                                                                          Transportation

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes as of December 31, 2004, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans:

                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                           NUMBER OF SECURITIES                              FUTURE ISSUANCE UNDER
                                            TO BE ISSUED UPON        WEIGHTED AVERAGE         EQUITY COMPENSATION
                                               EXERCISE OF           EXERCISE PRICE OF         PLANS (EXCLUDING
                                               OUTSTANDING              OUTSTANDING          SECURITIES REFLECTED
                                              STOCK OPTIONS            STOCK OPTIONS            IN COLUMN (a))
PLAN CATEGORY                                      (a)                      (b)                       (c)
-------------                              --------------------   -----------------------   -----------------------
Equity compensation plans approved by
  security holders(1)....................       5,957,425                  $2.84                   3,614,000
Equity compensation not approved by
  security holders(2)....................       2,942,622                  $2.77                          --
                                                ---------                  -----                   ---------
  Total..................................       8,900,047                                          3,614,000
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

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      2004       2003       2002       2001       2000
                                                    --------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue...........................................  $325,864   $298,552   $272,628   $260,196   $163,098
Gross profit......................................    67,822     64,101     70,748     68,095     43,198
Selling, general and administrative expenses......    24,346     26,070     22,935     21,958     14,337
Reorganization costs..............................        --      1,169        905         --         --
Special charges, net..............................       320         --         --      1,018         --
Amortization of intangibles.......................       126        450        108      4,458      3,516
Gain from litigation settlement...................        --         --         --     (6,000)        --
Interest expense, net.............................    22,247     23,356     23,498     26,968     18,908
Net income before cumulative effect of change in
  accounting for derivatives and asset retirement
  obligations, preferred stock dividends and
  noncash beneficial conversion charge............    12,954      7,754     11,064     17,568      6,551
Cumulative effect of change in accounting for
  derivatives.....................................        --         --         --      1,153         --
Cumulative effect of change in accounting for
  asset retirement obligations....................        --        476         --         --         --
Preferred stock dividends.........................     8,827      8,209      7,659      7,248      3,939
Noncash beneficial conversion charge..............        --         --         --         --     37,045
Net income (loss) applicable to common stock......  $  4,127   $   (931)  $  3,405   $  9,167   $(34,433)
Basic --
  Earnings (loss) per share before cumulative
    effect of change in accounting for derivatives
    and asset retirement obligations, and noncash
    beneficial conversion charge..................  $   0.21   $  (0.03)  $   0.17   $   0.53   $   0.14
  Cumulative effect of change in accounting for
    derivatives...................................        --         --         --      (0.06)        --
  Cumulative effect of change in accounting for
    asset retirement obligations..................        --      (0.02)        --         --         --
  Noncash beneficial conversion charge............        --         --         --         --      (1.92)
                                                    --------   --------   --------   --------   --------
  Net income (loss) per share -- basic............  $   0.21   $  (0.05)  $   0.17   $   0.47   $  (1.78)
                                                    ========   ========   ========   ========   ========
Diluted --
  Earnings (loss) per share before preferred stock
    dividends, cumulative effect of change in
    accounting for derivatives and asset
    retirement obligations and noncash beneficial
    conversion charge.............................  $   0.21   $  (0.03)  $   0.17   $   0.35   $   0.14
  Cumulative effect of change in accounting for
    derivatives...................................        --         --         --      (0.02)        --
  Cumulative effect of change in accounting for
    asset retirement obligations..................        --      (0.02)        --         --         --
  Noncash beneficial conversion charge............        --         --         --         --      (1.92)
                                                    --------   --------   --------   --------   --------
  Net income (loss) per common share -- diluted...  $   0.21   $  (0.05)  $   0.17   $   0.33   $  (1.78)
                                                    ========   ========   ========   ========   ========
Working capital...................................  $ 10,919   $ 20,517   $ 20,890   $  9,135   $ 17,734
Total assets......................................   510,784    490,677    492,120    448,775    449,398
Total long-term debt, net of current maturities...   248,799    269,133    283,530    249,016    279,098
Redeemable preferred stock........................    95,126     86,299     78,090     70,431     63,367
Stockholders' equity..............................    68,725     64,022     64,449     60,540     53,601

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

     Design\build construction revenues are derived from construction projects where we agree to design and build a biosolids processing facility such as a drying and pelletization facility, composting facility, incineration facility or a dewatering facility that we will subsequently operate once the facility commences commercial operations. Revenues from design\build construction projects accounted for approximately three percent, two percent and four percent of total revenues in 2004, 2003 and 2002 respectively.

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

RESULTS OF OPERATIONS

     The following table sets forth certain items included in the consolidated financial statements as a percentage of revenue for the periods indicated (in thousands):

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------
                                                       2004               2003                2002
                                                 ----------------   -----------------   -----------------
Revenue........................................  $325,864   100.0%  $298,552    100.0%  $272,628    100.0%
Cost of services...............................   258,042    79.2%   234,451     78.5%   201,880     74.0%
                                                 --------   -----   --------   ------   --------   ------
Gross profit...................................    67,822    20.8%    64,101     21.5%    70,748     26.0%
Selling, general and administrative expenses...    24,346     7.5%    26,070      8.7%    22,935      8.4%
(Gain) loss on sale of assets..................      (854)   (0.3)%        7      0.0%      (244)    (0.1)%
Reorganization costs...........................        --      --      1,169      0.4%       905      0.4%
Special charges, net...........................       320     0.1%        --       --         --       --
Amortization of intangibles....................       126     0.0%       450      0.2%       108      0.0%
                                                 --------   -----   --------   ------   --------   ------
  Income from operations.......................    43,884    13.5%    36,405     12.2%    47,044     17.3%
                                                 --------   -----   --------   ------   --------   ------
Other expense:
  Other expense, net...........................        37     0.0%        70      0.0%     5,698      2.1%
  Interest expense, net........................    22,247     6.9%    23,356      7.9%    23,498      8.6%
                                                 --------   -----   --------   ------   --------   ------
    Total other expense, net...................    22,284     6.9%    23,426      7.9%    29,196     10.7%
                                                 --------   -----   --------   ------   --------   ------
Income before provision for income taxes.......    21,600     6.6%    12,979      4.3%    17,848      6.6%
  Provision for income taxes...................     8,646     2.6%     5,225      1.7%     6,784      2.5%
                                                 --------   -----   --------   ------   --------   ------
Net income before cumulative effect of change
  in accounting for asset retirement
  obligations and preferred stock dividends....    12,954     4.0%     7,754      2.6%    11,064      4.1%
Cumulative effect of change in accounting for
  asset retirement obligations.................        --      --        476      0.2%        --       --
                                                 --------   -----   --------   ------   --------   ------
Net income before preferred stock dividends....    12,954     4.0%     7,278      2.4%    11,064      4.1%
                                                            =====              ======              ======
  Preferred stock dividends....................     8,827              8,209               7,659
                                                 --------           --------            --------
  Net income (loss) applicable to common
    stock......................................  $  4,127           $   (931)           $  3,405
                                                 ========           ========            ========

     Revenue and income from operations are summarized by reporting segment, as follows (in thousands):

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
Revenue
  Residuals Management Operations...........................  $274,790    $253,610    $226,738
  Rail Transportation.......................................    38,035      40,035      32,194
  Engineering, Facilities, and Development..................    17,252       8,725      16,997
  Eliminations..............................................    (4,213)     (3,818)     (3,301)
                                                              --------    --------    --------
                                                              $325,864    $298,552    $272,628
                                                              ========    ========    ========
Income (loss) from operations
  Residuals Management Operations...........................  $ 55,857    $ 46,655    $ 52,922
  Rail Transportation.......................................     5,134       6,194       5,505
  Engineering, Facilities, and Development..................    (1,628)     (3,842)     (1,713)
  Corporate.................................................   (15,479)    (12,602)     (9,670)
                                                              --------    --------    --------
                                                              $ 43,884    $ 36,405    $ 47,044
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

     At December 31, 2004, future minimum principal payments of long-term debt, nonrecourse project revenue bonds (see Note 7), capital lease obligations (see
Note 8), estimated interest expense on debt and operating lease obligations are as follows (in thousands):

                                        NONRECOURSE      CAPITAL
                           LONG-TERM      PROJECT         LEASE      ESTIMATED   OPERATING
YEAR ENDED DECEMBER 31,      DEBT      REVENUE BONDS   OBLIGATIONS   INTEREST     LEASES      TOTAL
-----------------------    ---------   -------------   -----------   ---------   ---------   --------
2005.....................       848         3,300          3,028       20,519       8,300      35,995
2006.....................       353         3,480          2,787       20,106       6,015      32,741
2007.....................     5,452         3,710          3,507       19,483       5,191      37,343
2008.....................    23,182         3,935          4,129       18,794       4,151      54,191
2009.....................   150,000         4,165            761        6,483       3,953     165,362
2010-2013................        --        24,965            134       10,300      11,323      46,722
2014-2018................        --        10,475             --        3,765       1,491      15,731
Thereafter...............        --         8,610             --        1,650       1,000      11,260
                           --------       -------        -------     --------     -------    --------
Total....................  $179,835       $62,640        $14,346     $101,100     $41,424    $399,345
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

PricewaterhouseCoopers LLP

Houston, Texas
March 16, 2005

                           SYNAGRO TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS EXCEPT
                                                                   SHARE DATA)
                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................  $    326    $    206
  Restricted cash...........................................       655       1,410
  Accounts receivable, net..................................    63,891      59,581
  Costs and estimated earnings in excess of billings........     8,099         864
  Prepaid expenses and other current assets.................    11,793      10,318
                                                              --------    --------
    Total current assets....................................    84,764      72,379
Property, machinery & equipment, net........................   225,541     213,697
Other Assets:
  Costs and estimated earnings in excess of billings........     4,704          --
  Restricted cash -- construction fund......................     1,988      12,184
  Restricted cash -- debt service fund......................     7,287       7,275
  Goodwill..................................................   171,855     171,051
  Other, net................................................    14,645      14,091
                                                              --------    --------
    Total assets............................................  $510,784    $490,677
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short term debt...........................................  $  4,000    $     --
  Current maturities of long-term debt......................       848         955
  Current maturities of nonrecourse project revenue bonds...     3,300       2,570
  Current maturities of capital lease obligations...........     3,028       2,678
  Accounts payable..........................................    39,397      26,519
  Accrued expenses..........................................    23,272      19,140
                                                              --------    --------
    Total current liabilities...............................    73,845      51,862
Long-Term Debt:
  Long-term debt obligations, net...........................   178,453     194,084
  Nonrecourse project revenue bonds, net....................    59,028      62,301
  Capital lease obligations, net............................    11,318      12,748
                                                              --------    --------
      Total long-term debt..................................   248,799     269,133
    Other long-term liabilities.............................    24,289      19,361
                                                              --------    --------
    Total liabilities.......................................   346,933     340,356
Commitments and Contingencies
Redeemable Preferred Stock, 69,792.29 shares issued and
  outstanding, redeemable at $1,000 per share...............    95,126      86,299
Stockholders' Equity:
  Preferred stock, $.002 par value, 10,000,000 shares
    authorized, none issued or outstanding..................        --          --
  Common stock, $.002 par value, 100,000,000 shares
    authorized, 19,809,621 and 19,775,821 shares issued and
    outstanding in 2004 and 2003, respectively..............        40          40
  Additional paid in capital................................    73,358      82,113
  Accumulated deficit.......................................    (3,875)    (16,829)
  Accumulated other comprehensive loss......................      (798)     (1,302)
                                                              --------    --------
    Total stockholders' equity..............................    68,725      64,022
                                                              --------    --------
    Total liabilities and stockholders' equity..............  $510,784    $490,677
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                  2004             2003            2002
                                                              -------------   --------------   -------------
                                                               (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE
                                                                                  DATA)
Revenue.....................................................   $   325,864     $    298,552     $   272,628
Cost of services............................................       258,042          234,451         201,880
                                                               -----------     ------------     -----------
Gross profit................................................        67,822           64,101          70,748
Selling, general and administrative expenses................        24,346           26,070          22,935
(Gain) loss on sale of assets...............................          (854)               7            (244)
Reorganization costs........................................            --            1,169             905
Special charges, net........................................           320               --              --
Amortization of intangibles.................................           126              450             108
                                                               -----------     ------------     -----------
  Income from operations....................................        43,884           36,405          47,044
                                                               -----------     ------------     -----------
Other expense:
  Other expense, net........................................            37               70           5,698
  Interest expense, net.....................................        22,247           23,356          23,498
                                                               -----------     ------------     -----------
    Total other expense, net................................        22,284           23,426          29,196
                                                               -----------     ------------     -----------
Income before provision for income taxes....................        21,600           12,979          17,848
  Provision for income taxes................................         8,646            5,225           6,784
                                                               -----------     ------------     -----------
Net income before cumulative effect of change in accounting
  for asset retirement obligations and preferred stock
  dividends.................................................        12,954            7,754          11,064
Cumulative effect of change in accounting for asset
  retirement obligations, net of tax benefit of $292........            --              476              --
                                                               -----------     ------------     -----------
Net income before preferred stock dividends.................        12,954            7,278          11,064
Preferred stock dividends...................................         8,827            8,209           7,659
                                                               -----------     ------------     -----------
Net income (loss) applicable to common stock................   $     4,127     $       (931)    $     3,405
                                                               ===========     ============     ===========
Earnings (loss) per share:
Basic --
  Earnings (loss) per share before cumulative effect of
    change in accounting for asset retirement obligations...   $      0.21     $      (0.03)    $      0.17
  Cumulative effect of change in accounting for asset
    retirement obligations..................................            --            (0.02)             --
                                                               -----------     ------------     -----------
  Earnings (loss) per share.................................   $      0.21     $      (0.05)    $      0.17
                                                               ===========     ============     ===========
Diluted --
  Earnings (loss) per share before cumulative effect of
    change in accounting for asset retirement obligations...   $      0.21     $      (0.03)    $      0.17
  Cumulative effect of change in accounting for asset
    retirement obligations..................................            --            (0.02)             --
                                                               -----------     ------------     -----------
  Net earnings (loss) per share.............................   $      0.21     $      (0.05)    $      0.17
                                                               ===========     ============     ===========
Weighted average shares:
    Weighted average shares outstanding for basic and
      diluted earnings per share............................    19,777,041       19,775,821      19,627,132
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

                           SYNAGRO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2004       2003       2002
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss) applicable to common stock..............  $  4,127   $   (931)  $   3,405
  Adjustments to reconcile net income (loss) applicable to
    common stock to net cash provided by operating
    activities:
      Preferred stock dividends.............................     8,827      8,209       7,659
      Cumulative effect of change in accounting for asset
         retirement obligations.............................        --        476          --
      Bad debt expense......................................       300        952          --
      Reorganization costs..................................        --      1,169         905
      Depreciation and amortization expense.................    19,902     18,626      15,288
      Amortization of debt financing costs..................     1,244      1,140       1,376
      Write off of deferred debt costs......................        --         --       7,241
      Provision for deferred income taxes...................     7,468      4,514       6,647
      Loss (gain) on sale of property, machinery and
         equipment..........................................      (854)         7        (244)
  (Increase) decrease in the following, net:
      Accounts receivable...................................    (4,609)    (5,633)     (4,693)
      Costs and estimated earnings in excess of billings....   (11,940)      (864)         --
      Prepaid expenses and other assets.....................    (2,289)     4,390      (8,661)
  Increase (decrease) in the following:
      Accounts payable, accrued expenses and other long-term
         liabilities........................................    12,905     (7,906)        727
                                                              --------   --------   ---------
  Net cash provided by operating activities.................    35,081     24,149      29,650
                                                              --------   --------   ---------
Cash flows from investing activities:
    Purchase of businesses, including contingent
      consideration, net of cash acquired...................      (804)    (4,634)     (4,553)
    Purchases of property, machinery and equipment..........   (14,667)   (13,158)    (12,534)
    Proceeds from sale of property, machinery and
      equipment.............................................     1,799     14,207         602
    Facility construction funded by restricted cash.........   (10,928)    (5,270)         --
    Decrease in restricted cash for facility construction...    10,200      5,270          --
    Decrease in other restricted cash accounts..............       740        780       1,081
    Other...................................................       124        213        (204)
                                                              --------   --------   ---------
  Net cash used in investing activities.....................   (13,536)    (2,592)    (15,608)
                                                              --------   --------   ---------
Cash flows from financing activities:
    Payments of debt........................................   (26,421)   (20,816)   (226,745)
    Net increase in bank revolver borrowings................     5,100         --          --
    Debt issuance costs.....................................      (176)      (774)     (7,310)
    Proceeds from debt......................................        --         --     220,000
    Exercise of options.....................................        72         --          --
                                                              --------   --------   ---------
  Net cash used in financing activities.....................   (21,425)   (21,590)    (14,055)
Net increase (decrease) in cash and cash equivalents........       120        (33)        (13)
Cash and cash equivalents, beginning of period..............       206        239         252
                                                              --------   --------   ---------
Cash and cash equivalents, end of period....................  $    326   $    206   $     239
                                                              ========   ========   =========
Supplemental cash flow information:
  Interest paid during the period...........................  $ 20,009   $ 21,437   $  20,035
  Income taxes paid during the period.......................  $    959   $    247   $     361

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

     Had the Company elected to apply SFAS No. 123, the Company's net income
(loss) and income (loss) per diluted share would have been:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2004     2003      2002
                                                              ------   -------   ------
                                                              (IN THOUSANDS EXCEPT PER
                                                                     SHARE DATA)
Net income (loss) applicable to common stock, as reported...  $4,127   $  (931)  $3,405
Less: Compensation expense per SFAS No. 123, net of tax.....   1,191     1,482    1,672
                                                              ------   -------   ------
Pro forma income (loss) after effect of SFAS No. 123........  $2,936   $(2,413)  $1,733
                                                              ======   =======   ======
Diluted earnings (loss) per share, as reported..............  $ 0.21   $ (0.05)  $ 0.17
Pro forma earnings (loss) per share after effect of SFAS No.
  123.......................................................  $ 0.15   $ (0.12)  $ 0.09

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

(3)  PROPERTY, MACHINERY AND EQUIPMENT

     Property, machinery and equipment consist of the following:

                                                              ESTIMATED          DECEMBER 31,
                                                               USEFUL       -----------------------
                                                            LIFE IN YEARS       2004         2003
                                                            -------------   ------------   --------
                                                                                (IN THOUSANDS)
Land......................................................       N/A          $  7,389     $  3,623
Buildings and improvements................................      7-25            34,903       33,684
Machinery and equipment...................................      3-30           227,164      218,558
Office furniture and equipment............................      3-10             6,221        5,427
Construction in process...................................        --            26,501       11,542
                                                                              --------     --------
                                                                              $302,178     $272,834
Less: Accumulated depreciation............................                      76,637       59,137
                                                                              --------     --------
Property, machinery and equipment, net....................                    $225,541     $213,697
                                                                              ========     ========

(4)  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Activity of the Company's allowance for doubtful accounts consists of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Balance at beginning of year................................  $1,530   $1,331   $2,165
Uncollectible receivables written off.......................    (601)    (753)    (869)
Additions for bad debt expense..............................     300      952       --
Other.......................................................      --       --       35
                                                              ------   ------   ------
Balance at end of year......................................  $1,229   $1,530   $1,331
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

                           SYNAGRO TECHNOLOGIES, INC.

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

(6)  LONG-TERM DEBT OBLIGATIONS

     Long-term debt obligations consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Senior credit facility --
  Revolving line of credit..................................  $  5,100   $     --
  Term loans................................................    23,867     44,274
Subordinated debt...........................................   150,000    150,000
Fair value adjustment of subordinated debt as a result of
  interest rate swaps.......................................      (534)      (755)
Notes payable to former owners..............................       855      1,500
Other notes payable.........................................        13         20
                                                              --------   --------
    Total debt..............................................  $179,301   $195,039
Less: Current maturities....................................      (848)      (955)
                                                              --------   --------
    Long-term debt, net of current maturities...............  $178,453   $194,084
                                                              ========   ========

CREDIT FACILITY

     On May 8, 2002, the Company entered into a $150 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt, to provide working capital for operations, to fund capital expenditures and for other general corporate purposes. The Senior Credit Agreement bears interest at LIBOR or prime plus a margin based on a pricing schedule as set out in the Senior Credit Agreement which currently approximates 6.75 percent for the Revolving Loan and 5.30 percent on the Term B loans.

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

                           SYNAGRO TECHNOLOGIES, INC.

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

                           SYNAGRO TECHNOLOGIES, INC.

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

                           SYNAGRO TECHNOLOGIES, INC.

  FUTURE PAYMENTS

     At December 31, 2004, future minimum principal payments of long-term debt, nonrecourse Project Revenue Bonds (see Note 7) and Capital Lease Obligations (see Note 8) are as follows (in thousands):

                                                             NONRECOURSE      CAPITAL
                                                LONG-TERM      PROJECT         LEASE
YEAR ENDED DECEMBER 31,                           DEBT      REVENUE BONDS   OBLIGATIONS    TOTAL
-----------------------                         ---------   -------------   -----------   --------
2005..........................................  $    848       $ 3,300        $ 3,028     $  7,176
2006..........................................       353         3,480          2,787        6,620
2007..........................................     5,452         3,710          3,507       12,669
2008..........................................    23,182         3,935          4,129       31,246
2009..........................................   150,000         4,165            761      154,926
2010-2014.....................................        --        24,965            134       25,099
2015-2019.....................................        --        10,475             --       10,475
Thereafter....................................        --         8,610             --        8,610
                                                --------       -------        -------     --------
Total.........................................  $179,835       $62,640        $14,346     $256,821
                                                ========       =======        =======     ========

(7)  NONRECOURSE PROJECT REVENUE BONDS

     Nonrecourse project revenue bonds consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Maryland Energy Financing Administration Limited Obligation
  Solid Waste Disposal Revenue Bonds, 1996 series --
    Revenue bonds due 2001 to 2005 at stated interest rates
      of 5.45% to 5.85%.....................................    $ 2,710        $ 5,280
    Term revenue bond due 2010 at stated interest rate of
      6.30%.................................................     16,295         16,295
    Term revenue bond due 2016 at stated interest rate of
      6.45%.................................................     22,360         22,360
                                                                -------        -------
                                                                 41,365         43,935
California Pollution Control Financing Authority Solid Waste
  Revenue Bonds --
    Series 2002A -- Revenue bonds due 2008 to 2024 at stated
      interest rates of 4.375% to 5.50%, net of discount of
      $309..................................................     19,766         19,741
    Series 2002B -- Revenue bonds due 2005 at stated
      interest rate of 4.25%, net of discount of $3.........      1,197          1,195
                                                                -------        -------
                                                                 20,963         20,936
                                                                -------        -------
Total nonrecourse project revenue bonds.....................     62,328         64,871
  Less: Current maturities..................................     (3,300)        (2,570)
                                                                -------        -------
  Nonrecourse project revenue bonds, net of current
    maturities..............................................    $59,028        $62,301
                                                                =======        =======
Amounts recorded in other assets as restricted cash --
  Debt service fund.........................................    $ 7,287        $ 7,275
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

                           SYNAGRO TECHNOLOGIES, INC.

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

                           SYNAGRO TECHNOLOGIES, INC.

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
                                                               =======

                           SYNAGRO TECHNOLOGIES, INC.

(9)  INCOME TAXES

     The following summarizes the provision for income taxes included in the Company's consolidated statement of operations:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Provision for income taxes..................................  $8,646   $5,225   $6,784
Income tax benefit related to cumulative effect of change in
  accounting for asset retirement obligations in 2003.......      --     (292)      --
                                                              ------   ------   ------
                                                              $8,646   $4,933   $6,784
                                                              ======   ======   ======

     Federal and state income tax provisions are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Federal:
  Current...................................................  $  286   $   --   $   --
  Deferred..................................................   7,351    4,270    6,251
State:
  Current...................................................     892      419      137
  Deferred..................................................     117      244      396
                                                              ------   ------   ------
                                                              $8,646   $4,933   $6,784
                                                              ======   ======   ======

     Actual income tax provision differs from income tax provision computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2004      2003      2002
                                                              -----     -----     -----
Provision at the statutory rate.............................  35.0%     35.0%     35.0%
Increase resulting from:
  State income taxes, net of benefit for federal
    deduction...............................................   4.6%      3.8%      2.7%
  Other items, net..........................................   0.4%      1.6%      0.3%
                                                              ----      ----      ----
                                                              40.0%     40.4%     38.0%
                                                              ====      ====      ====

                           SYNAGRO TECHNOLOGIES, INC.

     Significant components of the Company's deferred tax assets and liabilities for federal income taxes consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets --
  Net operating loss carryforwards..........................  $28,801   $33,127
  Alternative minimum tax credit............................      326        40
  Accruals not currently deductible for tax purposes........    3,159     2,764
  Allowance for bad debts...................................      455       566
  Other.....................................................    2,108     1,212
                                                              -------   -------
    Total deferred tax assets...............................   34,849    37,709
Valuation allowance for deferred tax assets.................     (920)     (920)
Deferred tax liability --
  Differences between book and tax bases of fixed assets....   42,876    39,651
  Differences between book and tax bases of goodwill........    9,544     7,853
                                                              -------   -------
    Total deferred tax liabilities..........................   52,420    47,504
                                                              -------   -------
    Net deferred tax liability..............................  $18,491   $10,715
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

(10)  COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases certain facilities and equipment for its corporate and operations offices under noncancelable long-term operating lease agreements. Rental expense was approximately $7.9 million, $7.5 million and $5.0 million for 2004, 2003 and 2002, respectively. Minimum annual rental commitments under these leases are as follows (in thousands):

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

                           SYNAGRO TECHNOLOGIES, INC.

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

                           SYNAGRO TECHNOLOGIES, INC.

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

                           SYNAGRO TECHNOLOGIES, INC.

(11)  OTHER COMPREHENSIVE LOSS

     The Company's accumulated comprehensive loss for the twelve months ended December 31, 2004, 2003 and 2002, is summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2004      2003      2002
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Cumulative effect of change in accounting for derivatives...  $(2,058)  $(2,058)  $(2,058)
Change in fair value of derivatives.........................   (2,201)   (2,201)   (2,201)
Reclassification adjustment to earnings.....................    2,972     2,159     1,346
Tax benefit of changes in fair value........................      489       798     1,107
                                                              -------   -------   -------
                                                              $  (798)  $(1,302)  $(1,806)
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

                           SYNAGRO TECHNOLOGIES, INC.

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

                           SYNAGRO TECHNOLOGIES, INC.

     The following table summarizes the net income and weighted average shares to reconcile basic EPS and diluted EPS for the fiscal years 2004, 2003, and 2002 (in thousands except share and per share data):

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             2004          2003          2002
                                                          -----------   -----------   -----------
Net Income:
  Net income before cumulative effect of change in
    accounting for asset retirement obligations and
    preferred stock dividends...........................  $    12,954   $     7,754   $    11,064
  Cumulative effect of change in accounting for asset
    retirement obligations..............................           --           476            --
                                                          -----------   -----------   -----------
  Net income before preferred stock dividends...........       12,954         7,278        11,064
  Preferred stock dividends.............................        8,827         8,209         7,659
                                                          -----------   -----------   -----------
  Net income (loss) applicable to common stock..........  $     4,127   $      (931)  $     3,405
                                                          ===========   ===========   ===========
Earnings (loss) per share:
  Basic
    Earnings (loss) per share before cumulative effect
      of change in accounting for asset retirement
      obligations.......................................  $      0.21   $     (0.03)  $      0.17
    Cumulative effect of change in accounting for asset
      retirement obligations............................           --         (0.02)           --
                                                          -----------   -----------   -----------
    Net income (loss) per share.........................  $      0.21   $     (0.05)  $      0.17
                                                          ===========   ===========   ===========
  Weighted average shares outstanding for basic earnings
    per share calculation...............................   19,777,041    19,775,821    19,627,132
  Diluted
    Earnings (loss) per share before preferred stock
      dividends and cumulative effect of change in
      accounting for asset retirement obligations.......  $      0.21   $     (0.03)  $      0.17
    Cumulative effect of change in accounting for asset
      retirement obligations............................           --         (0.02)           --
                                                          -----------   -----------   -----------
    Net income (loss) per share.........................  $      0.21   $     (0.05)  $      0.17
                                                          ===========   ===========   ===========
  Weighted average shares:
  Weighted average shares outstanding for basic and
    diluted earnings per share..........................   19,777,041    19,775,821    19,627,132
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

                           SYNAGRO TECHNOLOGIES, INC.

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

                           SYNAGRO TECHNOLOGIES, INC.

     A summary of the Company's stock option plans as of December 31, 2004, 2003 and 2002, and changes during those years is presented below:

  2000 Plan

                                                                                          WEIGHTED
                                                                                          AVERAGE
                                                             SHARES UNDER    EXERCISE     EXERCISE
                                                                OPTION      PRICE RANGE    PRICE
                                                             ------------   -----------   --------
Options outstanding at January 1, 2002.....................   4,435,092     $2.50-6.31     $2.73
  Granted..................................................     345,000           2.50      2.50
  Canceled.................................................    (218,500)          2.50      2.50
                                                              ---------     ----------     -----
Options outstanding at December 31, 2002...................   4,561,592     $2.50-6.31     $2.73
  Granted..................................................     127,500      2.50-2.61      2.52
  Canceled.................................................     (45,000)          2.50      2.50
                                                              ---------     ----------     -----
Options outstanding at December 31, 2003...................   4,644,092     $2.50-6.31     $2.72
  Granted..................................................     617,500      2.50-3.34      2.72
  Exercised................................................      (7,800)          2.50      2.50
  Canceled.................................................    (146,200)          2.50      2.50
                                                              ---------     ----------     -----
Options outstanding at December 31, 2004...................   5,107,592     $2.50-6.31     $2.73
                                                              =========     ==========     =====
Exercisable at December 31, 2004...........................   3,229,892     $2.50-6.31     $2.83
                                                              =========     ==========     =====

  1993 Plan

                                                                                          WEIGHTED
                                                                                          AVERAGE
                                                             SHARES UNDER    EXERCISE     EXERCISE
                                                                OPTION      PRICE RANGE    PRICE
                                                             ------------   -----------   --------
Options outstanding at January 1, 2002.....................   1,095,673     $2.00-6.31     $3.47
  Canceled/expired.........................................     (35,000)     3.00-3.63      3.18
                                                              ---------     ----------     -----
Options outstanding at December 31, 2002...................   1,060,673     $2.00-6.31     $3.48
  Canceled/expired.........................................    (120,000)     2.75-4.00      3.48
                                                              ---------     ----------     -----
Options outstanding at December 31, 2003...................     940,673     $2.00-6.31     $3.48
  Exercised................................................      (3,000)          2.38      2.38
  Canceled/expired.........................................     (87,840)     2.00-6.31      3.51
                                                              ---------     ----------     -----
Options outstanding at December 31, 2004...................     849,833     $2.00-6.31     $3.48
                                                              =========     ==========     =====
Exercisable at December 31, 2004...........................     849,833     $2.00-6.31     $3.48
                                                              =========     ==========     =====

                           SYNAGRO TECHNOLOGIES, INC.

  Other Options

     In addition to options issuable under the above plans, the Company has other options outstanding to employees and directors of the Company which were issued at exercise prices equal to the fair market value at the grant date of the options, and are summarized as follows:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                              SHARES UNDER    EXERCISE     EXERCISE
                                                                 OPTION      PRICE RANGE    PRICE
                                                              ------------   -----------   --------
Options outstanding at January 1, 2002......................   2,036,954     $2.00-6.94     $3.36
  Granted...................................................   1,000,000           2.50      2.50
                                                               ---------     ----------     -----
Options outstanding at December 31, 2002....................   3,036,954     $2.00-6.94     $3.08
  Granted...................................................     150,000           2.50      2.50
                                                               ---------     ----------     -----
Options outstanding at December 31, 2003....................   3,186,954     $2.00-6.94     $3.05
  Exercised.................................................     (23,000)          2.00      2.00
  Canceled..................................................    (221,332)          6.94      6.94
                                                               ---------     ----------     -----
Options outstanding at December 31, 2004....................   2,942,622     $2.00-4.75     $2.76
                                                               =========     ==========     =====
Exercisable at December 31, 2004............................   2,222,622     $2.00-4.75     $2.85
                                                               =========     ==========     =====

     The following ranges of options were outstanding as of December 31, 2004:

                                                         WEIGHTED AVERAGE
OUTSTANDING SHARES   EXERCISE PRICE   WEIGHTED AVERAGE   CONTRACTUAL LIFE
   UNDER OPTION          RANGE         EXERCISE PRICE       (IN YEARS)      EXERCISABLE
------------------   --------------   ----------------   ----------------   -----------
    6,914,630          $2.00-2.99          $2.51               6.23          4,316,930
    1,500,326           3.00-3.99           3.24               4.96          1,500,326
      160,091           4.00-5.99           4.84               5.69            160,091
      325,000           6.00-6.94           6.31               6.03            325,000

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
                                            ========     ========       =======       =========       ========

                           SYNAGRO TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2003

                                                                           NON-
                                                         GUARANTOR      GUARANTOR
                                              PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             --------   ------------   ------------   ------------   ------------
                                                                    (DOLLARS IN THOUSANDS)
                                                     ASSETS
Current Assets:
  Cash and cash equivalents................  $     91     $     64       $    51       $      --       $    206
  Restricted cash..........................        --        1,410            --              --          1,410
  Accounts receivable, net.................        --       59,581            --              --         59,581
  Note receivable, current.................        --          342            --              --            342
  Prepaid expenses and other current
    assets.................................        --       10,840            --              --         10,840
                                             --------     --------       -------       ---------       --------
         Total current assets..............        91       72,237            51              --         72,379
Property, machinery & equipment, net.......        --      207,833         5,864              --        213,697
Other Assets:
  Goodwill.................................        --      171,051            --              --        171,051
  Investments in subsidiaries..............    75,199           --            --         (75,199)            --
  Intercompany.............................   267,433           --            --        (267,433)            --
  Restricted cash -- construction fund.....        --           --        12,184              --         12,184
  Restricted cash -- debt service fund.....        --        5,561         1,714              --          7,275
  Other, net...............................     6,217        4,902         2,972              --         14,091
                                             --------     --------       -------       ---------       --------
         Total assets......................  $348,940     $461,584       $22,785       $(342,632)      $490,677
                                             ========     ========       =======       =========       ========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.....  $    955     $     --       $    --       $      --       $    955
  Current maturities of nonrecourse project
    revenue bonds..........................        --        2,570            --              --          2,570
  Current maturities of capital lease
    obligations............................        --        2,678            --              --          2,678
  Accounts payable and accrued expenses....        --       45,095           564              --         45,659
                                             --------     --------       -------       ---------       --------
         Total current liabilities.........       955       50,343           564              --         51,862
Long-Term Debt:
  Long-term debt obligations, net..........   194,084           --            --              --        194,084
  Nonrecourse project revenue bonds, net...        --       41,365        20,936              --         62,301
  Intercompany.............................        --      267,433            --        (267,433)            --
  Capital lease obligations, net...........        --       12,748            --              --         12,748
                                             --------     --------       -------       ---------       --------
    Total long-term debt...................   194,084      321,546        20,936        (267,433)       269,133
Other long-term liabilities................     3,580       15,781            --              --         19,361
                                             --------     --------       -------       ---------       --------
         Total liabilities.................   198,619      387,670        21,500        (267,433)       340,356

Commitments and Contingencies

Redeemable Preferred Stock, 69,792.29
  shares issued and outstanding, redeemable
  at $1,000 per share......................    86,299           --            --              --         86,299
Stockholders' Equity:
  Capital..................................    82,153       37,804         1,285         (39,089)        82,153
  Accumulated deficit......................   (16,829)      36,110            --         (36,110)       (16,829)
  Accumulated other comprehensive loss.....    (1,302)          --            --              --         (1,302)
                                             --------     --------       -------       ---------       --------
         Total stockholders' equity........    64,022       73,914         1,285         (75,199)        64,022
                                             --------     --------       -------       ---------       --------
Total liabilities and stockholders'
  equity...................................  $348,940     $461,584       $22,785       $(342,632)      $490,677
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

     The Company's operations by reportable segment are summarized below (in thousands):

                                        RESIDUALS                     ENGINEERING
                                        MANAGEMENT        RAIL        FACILITIES    SEGMENTS    CORPORATE/
                                        OPERATIONS   TRANSPORTATION   DEVELOPMENT   COMBINED   ELIMINATIONS   CONSOLIDATED
                                        ----------   --------------   -----------   --------   ------------   ------------
YEAR ENDED DECEMBER 31, 2004
Revenue from external services........   $274,790       $33,822         $17,252     $325,864     $     --       $325,864
Revenue from other segments...........         --         4,213              --        4,213       (4,213)            --
Depreciation and amortization
  expenses............................     17,296         1,619             143       19,058          844         19,902
Income (loss) from operations.........     55,857         5,134          (1,628)      59,363      (15,479)        43,884
Total assets..........................    393,396        52,022          40,985      486,403       24,381        510,784
Capital expenditures..................     11,848           733          12,127       24,708          887         25,595

YEAR ENDED DECEMBER 31, 2003
  (RESTATED)
Revenue from external services........   $253,610       $36,217         $ 8,725     $298,552     $     --       $298,552
Revenue from other segments...........         --         3,818              --        3,818       (3,818)            --
Depreciation and amortization
  expenses............................     15,789         1,477             138       17,404        1,222         18,626
Income (loss) from operations.........     46,655         6,194          (3,842)      49,007      (12,602)        36,405
Total assets..........................    396,049        49,720          26,063      471,832       18,845        490,677
Capital expenditures..................      9,823         1,082           6,150       17,055        1,373         18,428

YEAR ENDED DECEMBER 31, 2002
  (RESTATED)
Revenue from external services........   $226,738       $28,893         $16,997     $272,628     $     --       $272,628
Revenue from other segments...........         --         3,301              --        3,301       (3,301)            --
Depreciation and amortization
  expenses............................     13,419           803             102       14,324          964         15,288
Income (loss) from operations.........     52,922         5,505          (1,713)      56,714       (9,670)        47,044
Capital expenditures..................     10,274         1,263             192       11,729          805         12,534

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

                           SYNAGRO TECHNOLOGIES, INC.

transactions with unrelated third party customers. The following reconciles segment income from operations to the Company's consolidated income before provision for income taxes:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               2004        2003         2002
                                                              -------   ----------   ----------
                                                                        (RESTATED)   (RESTATED)
                                                                        ----------   ----------
                                                                       (IN THOUSANDS)
Segment income from operations..............................  $58,509    $49,014      $56,470
Corporate expenses and adjustments..........................   15,479     12,602        9,670
                                                              -------    -------      -------
Income from operations......................................   43,030     36,412       46,800
Total other expense, net....................................   21,430     23,433       28,952
                                                              -------    -------      -------
  Income before provision for income taxes..................  $21,600    $12,979      $17,848
                                                              =======    =======      =======

     Revenues generated from the services that the Company provides are summarized below:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2004        2002         2003
                                                              --------   ----------   ----------
                                                                         (RESTATED)   (RESTATED)
                                                                         ----------   ----------
                                                                        (IN THOUSANDS)
Facilities operations.......................................  $100,222    $ 92,388     $ 80,576
Product marketing...........................................    11,486      12,910       10,776
Land application and disposal...............................   176,202     175,576      153,154
Cleanout services...........................................    26,780      12,658       16,916
Design and build............................................    11,174       5,020       11,206
                                                              --------    --------     --------
  Total revenues............................................  $325,864    $298,552     $272,628
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


     We maintain disclosure controls and procedures to alert us on a timely basis to material information that we would be required to include in our periodic filings under the Exchange Act. Exchange Act Rule 13a-15(d) defines "disclosure controls and procedures" to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.



     In preparing our consolidated financial statements for the year ended December 31, 2004, the Company determined that its segment disclosures should be restated from one reporting segment as was originally reported to three reporting segments. The Company concluded, with the concurrence of the Audit Committee that the consolidated financial statements for the years ended December 31, 2003 and 2002 required restatement. On March 9, 2005, the audit committee was informed about the segment reporting issue. This restatement is reflected in this Form 10-K/A for the annual period ended December 31, 2004. Additionally, the Company determined that its financial results for the third and second quarters of 2004 should be restated to reflect an adjustment to revenue recognized under the percentage of completion method of accounting for imputed interest on receivables associated with a long-term contract which will be collected over an extended period of time following the completion of the contract. On February 21, 2005, the audit committee was informed about the adjustment for imputed interest on the receivable associated with the long-term contract. This restatement was reflected in Form 10-Q/A's as previously filed and as reflected in Note 17 to the consolidated financial statements included elsewhere herein.



     The Company has concluded that the errors resulting in these restatements were attributable to control weaknesses related to our financial reporting processes and constituted a material weakness in our internal controls over financial reporting. This is due to the fact that the adjustments and disclosures which resulted in this restatement were not identified by our existing control structure. The control weaknesses primarily related to our internal staff's ability to timely research, evaluate and conclude on technical implementation issues related to the imputed interest on receivables associated with long-term contracts and segment reporting. These issues were identified by management in connection with the year-end audit of our financial statements and began in second quarter of 2004.



     Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were ineffective at December 31, 2004.



     During 2005 management has begun to take action and put procedures in place to correct the weaknesses in our internal controls over financial reporting. The Company has begun to formulate procedures related to documenting and analyzing complex technical issues which will formally document conclusions regarding such matters. These procedures will include preparing memoranda that summarize research and conclusions for complex accounting matters or issues that arise on a timely basis and requiring signoff on the accounting treatment by appropriate financial management. The documentation will go through the appropriate level of review and all approvals will be documented. Management is currently in the process of hiring an independent third party to assist in the preparation of the Company's compliance with Rule 404 of the Sarbanes Oxley Act of 2002.

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
                     and delivered by Ross M. Patten in favor of Synagro
                     Technologies, Inc. (Incorporated by reference to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 2003).(1)
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


Date: May 24, 2005


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


                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ ROSS M. PATTEN                         Chairman of the Board           May 24, 2005
 ------------------------------------------------
                  Ross M. Patten


            /s/ ROBERT C. BOUCHER, JR.              Chief Executive Officer and Director   May 24, 2005
 ------------------------------------------------      (Principal Executive Officer)
              Robert C. Boucher, Jr.


               /s/ J. PAUL WITHROW                  Chief Financial Officer and Director   May 24, 2005
 ------------------------------------------------      (Principal Accounting Officer)
                 J. Paul Withrow


                /s/ GENE MEREDITH                                 Director                 May 24, 2005
 ------------------------------------------------
                  Gene Meredith


          /s/ KENNETH CH'UAN-K'AI LEUNG                           Director                 May 24, 2005
 ------------------------------------------------
            Kenneth Ch'uan-k'ai Leung


              /s/ ALFRED TYLER, 2ND                               Director                 May 24, 2005
 ------------------------------------------------
                Alfred Tyler, 2nd


               /s/ DAVID A. DONNINI                               Director                 May 24, 2005
 ------------------------------------------------
                 David A. Donnini


              /s/ VINCENT J. HEMMER                               Director                 May 24, 2005
 ------------------------------------------------
                Vincent J. Hemmer


              /s/ GEORGE E. SPERZEL                               Director                 May 24, 2005
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