Form 10-Q
period 2005-06-30
SYNAGRO TECHNOLOGIES INC
filed 2005-08-10
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005      Commission File Number 0-21054

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            CLASS                                  OUTSTANDING AT AUGUST 8, 2005
-----------------------------                      -----------------------------
Common stock, par value $.002                                72,130,689

                           SYNAGRO TECHNOLOGIES, INC.

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2005 (Unaudited),
   and December 31, 2004 (Derived From Audited Financial Statements).....     3

 Condensed Consolidated Statements of Operations for the Three and
   Six Months Ended June 30, 2005 and 2004 (Unaudited)...................     4

Condensed Consolidated Statement of Stockholders' Equity for the Six
   Months Ended June 30, 2005 (Unaudited)................................     5

 Condensed Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 2005 and 2004 (Unaudited).............................     6

Notes to Condensed Consolidated Financial Statements.....................     7

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................    23

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....    32

Item 4.   Controls and Procedures........................................    33

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..............................................    34

Item 4.   Submission of Matter to a Vote of Security Holders.............    34

Item 6.   Exhibits.......................................................    34

                           SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                               JUNE 30,     DECEMBER 31,
                                                                                                 2005           2004
                                                                                             -----------   -------------
                                                                                             (UNAUDITED)   (DERIVED FROM
                                                                                                              AUDITED
                                                                                                             FINANCIAL
                                                                                                            STATEMENTS)
                                          ASSETS
Current Assets:
   Cash and cash equivalents .............................................................     $  1,046      $    326
   Restricted cash .......................................................................        1,483           655
   Accounts receivable, net ..............................................................       67,773        63,891
   Costs and estimated earnings in excess of billings ....................................        8,176         8,099
   Prepaid expenses and other current assets .............................................       13,835        11,793
   Deferred tax assets ...................................................................        2,607         4,240
                                                                                               --------      --------
      Total current assets ...............................................................       94,920        89,004
Property, machinery & equipment, net .....................................................      226,313       225,541
Other Assets:
   Costs and estimated earnings in excess of billings ....................................        4,837         4,704
   Goodwill ..............................................................................      172,108       171,855
   Restricted cash -- construction fund ..................................................          477         1,988
   Restricted cash -- debt service fund ..................................................        8,644         7,287
   Other, net ............................................................................       15,318        14,645
                                                                                               --------      --------
      Total assets .......................................................................     $522,617      $515,024
                                                                                               ========      ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short term debt .......................................................................     $     --      $  4,000
   Current maturities of long-term debt ..................................................          607           848
   Current maturities of nonrecourse project revenue bonds ...............................        3,300         3,300
   Current maturities of capital lease obligations .......................................        2,887         3,028
   Accrued interest payable ..............................................................          579         4,018
   Accounts payable and accrued expenses .................................................       48,541        58,651
                                                                                               --------      --------
      Total current liabilities ..........................................................       55,914        73,845
Long-Term Debt:
   Long-term debt obligations, net .......................................................      191,606       178,453
   Nonrecourse project revenue bonds, net ................................................       59,042        59,028
   Capital lease obligations, net ........................................................        9,915        11,318
                                                                                               --------      --------
      Total long-term debt ...............................................................      260,563       248,799
   Other long-term liabilities ...........................................................       16,565        28,529
                                                                                               --------      --------
      Total liabilities ..................................................................      333,042       351,173

Commitments and Contingencies
Redeemable Preferred Stock, 69,792.29 shares issued and outstanding in 2004, none
   outstanding in 2005, redeemable at $1,000 per share ...................................           --        95,126

Stockholders' Equity:
   Preferred stock, $.002 par value, 10,000,000 shares authorized, none issued or
      outstanding ........................................................................           --            --
   Common stock, $.002 par value, 100,000,000 shares authorized, 71,615,144 and
      19,809,621 shares issued and outstanding in 2005 and 2004, respectively ............          143            40
   Additional paid in capital ............................................................      208,038        73,358
   Accumulated deficit ...................................................................      (18,114)       (3,875)
   Accumulated other comprehensive loss ..................................................         (492)         (798)
                                                                                               --------      --------
      Total stockholders' equity .........................................................      189,575        68,725
                                                                                               --------      --------
      Total liabilities and stockholders' equity .........................................     $522,617      $515,024
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

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                         -------------------------   -------------------------
                                                             2005          2004          2005          2004
                                                         -----------   -----------   -----------   -----------
Revenue ..............................................   $    83,532   $    82,164   $   159,746   $   154,825
Cost of services .....................................        66,561        63,253       130,737       123,597
                                                         -----------   -----------   -----------   -----------
Gross profit .........................................        16,971        18,911        29,009        31,228
Selling, general and administrative expenses .........         5,390         5,699        11,559        11,521
Transaction costs and expenses .......................         1,517            --         1,517            --
Stock option redemptions and transaction bonuses .....         6,805            --         6,805            --
Gain on sale of assets ...............................          (129)         (734)         (205)         (892)
                                                         -----------   -----------   -----------   -----------
   Income from operations ............................         3,388        13,946         9,333        20,599
Other expense:
   Interest expense, net .............................         6,086         5,582        12,601        10,751
   Debt extinguishment costs .........................        19,487            --        19,487            --
   Other expense (income), net .......................            62           (40)           59            --
                                                         -----------   -----------   -----------   -----------
      Total other expense, net .......................        25,635         5,542        32,147        10,751
                                                         -----------   -----------   -----------   -----------
Income (loss) before provision for income taxes ......       (22,247)        8,404       (22,814)        9,848
   Provision (benefit) for income taxes ..............        (8,348)        3,278        (8,575)        3,841
                                                         -----------   -----------   -----------   -----------
Net income (loss) before preferred stock dividends ...       (13,899)        5,126       (14,239)        6,007
Preferred stock dividends ............................         7,315         2,176         9,587         4,314
                                                         -----------   -----------   -----------   -----------
Net income (loss) applicable to common stock .........   $   (21,214)  $     2,950   $   (23,826)  $     1,693
                                                         ===========   ===========   ===========   ===========
Earnings (loss) per share:
   Basic net earnings (loss) per share ...............   $     (0.84)  $      0.15   $     (1.05)  $      0.09
                                                         ===========   ===========   ===========   ===========
   Diluted net earnings (loss) per share .............   $     (0.84)  $      0.09   $     (1.05)  $      0.09
                                                         ===========   ===========   ===========   ===========
Weighted average shares outstanding:
   Weighted average shares outstanding for basic
      earnings per share calculation .................    25,334,290    19,775,821    22,691,916    19,775,821
   Effect of dilutive stock options ..................            --       679,672            --            --
   Effect of convertible preferred stock under the
      "if converted" method ..........................            --    37,976,978            --            --
                                                         -----------   -----------   -----------   -----------
   Weighted average shares outstanding for diluted
      earnings per share .............................    25,334,290    58,432,471    22,691,916    19,775,821
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

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                            ACCUMULATED
                                              COMMON STOCK      ADDITIONAL                     OTHER
                                          -------------------     PAID-IN    ACCUMULATED   COMPREHENSIVE              COMPREHENSIVE
                                            SHARES     AMOUNT     CAPITAL      DEFICIT     INCOME (LOSS)     TOTAL         LOSS
                                          ----------   ------   ----------   -----------   -------------   --------   -------------
BALANCE, January 1, 2005 ..............   19,809,621    $ 40     $ 73,358     $ (3,875)        $(798)      $ 68,725     $     --
   Change in other comprehensive
      income (loss) ...................           --      --           --           --           306            306          306
   Preferred stock dividends ..........           --      --       (9,587)          --            --         (9,587)          --
   Exercise of options ................      617,600       1        1,675           --            --          1,676           --
   Tax benefit from exercise of
      stock options ...................           --      --          339           --            --            339           --
   Issuance of common shares, net
      of issuance costs of $2,358 .....    9,302,326      18       37,623           --            --         37,641           --
   Conversion of preferred shares .....   41,885,597      84      104,630           --            --        104,714           --
   Net loss before preferred
      stock dividends .................           --      --           --      (14,239)           --        (14,239)     (14,239)
                                          ----------    ----     --------     --------         -----       --------     --------
BALANCE, June 30, 2005 ................   71,615,144    $143     $208,038     $(18,114)        $(492)      $189,575     $(13,933)
                                          ==========    ====     ========     ========         =====       ========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------
                                                                                             2005       2004
                                                                                          ---------   --------
Cash flows from operating activities:
   Net income (loss) applicable to common stock ....................................      $ (23,826)  $  1,693
   Adjustments to reconcile net income applicable to common stock to net cash provided (used) by operating activities:
      Preferred stock dividends and warrant accretion ..............................          9,587      4,314
      Bad debt expense .............................................................            302         --
      Depreciation and amortization ................................................         10,665      9,490
      Amortization and write-off of debt financing costs ...........................          4,919        615
      Provision (benefit) for deferred income taxes ................................         (8,575)     3,764
      Tax benefit from exercise of stock options ...................................            339         --
      Gain on sale of property, machinery and equipment ............................           (205)      (892)
      (Increase) decrease in the following, net:
         Accounts receivable .......................................................         (4,185)       803
         Costs and estimated earnings in excess of billings ........................           (209)    (1,929)
         Prepaid expenses and other current assets .................................            681      1,742
      Increase (decrease) in the following, net:
         Accrued interest payable ..................................................         (3,439)      (144)
         Accounts payable and accrued expenses and other long-term liabilities .....        (12,472)       367
                                                                                          ---------   --------
   Net cash provided (used) by operating activities ................................        (26,418)    19,823
                                                                                          ---------   --------
Cash flows from investing activities:
      Purchase of businesses .......................................................           (253)      (470)
      Purchases of property, machinery and equipment ...............................         (9,777)    (7,563)
      Proceeds from sale of property, machinery and equipment ......................            986      1,672
      Facility construction funded by restricted cash ..............................         (1,648)    (7,240)
      Decrease in restricted cash for facility construction ........................          1,648      7,240
      Increase in other restricted cash accounts ...................................         (2,323)    (2,174)
      Other ........................................................................              4       (269)
                                                                                          ---------   --------
Net cash used by investing activities ..............................................        (11,363)    (8,804)
                                                                                          ---------   --------
Cash flows from financing activities:
      Payments of debt .............................................................       (202,666)   (12,869)
      Proceeds from debt ...........................................................        189,900         --
      Net increase in bank revolver borrowings .....................................         19,600      2,000
      Debt issuance costs ..........................................................         (7,650)      (176)
      Proceeds from equity offering ................................................         37,641         --
      Proceeds from exercise of options ............................................          1,676         --
                                                                                          ---------   --------
Net cash provided (used) in financing activities ...................................         38,501    (11,045)
                                                                                          ---------   --------
Net increase (decrease) in cash and cash equivalents ...............................            720        (26)
Cash and cash equivalents, beginning of period .....................................            326        206
                                                                                          ---------   --------
Cash and cash equivalents, end of period ...........................................      $   1,046   $    180
                                                                                          =========   ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

GENERAL

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc., a Delaware corporation, ("Synagro") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of such financial statements for the periods indicated. Certain information relating to Synagro's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, Synagro believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and six months ended June 30, 2005 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Synagro's Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K, as amended, for the year ended December 31, 2004.

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

RECAPITALIZATION

On June 21, 2005, the Company closed a new $305 million senior credit agreement (See Note 4), repaid $196.9 million of debt under its previously outstanding senior credit agreement and 9-1/2% senior subordinated notes due 2009, converted all outstanding shares of preferred stock into 41,885,597 shares of common stock, and completed a $160 million offering of 9,302,326 primary and 27,847,674 secondary shares of common stock at an offering price of $4.30 per share. The new credit agreement allows the Company to pay dividends and is expected to result in cash interest savings of over $4 million annualized when compared to the interest costs of the Company's previously outstanding senior and subordinated debt. The new credit agreement, debt repayment, preferred stock conversion, and primary and secondary common stock offering are collectively referred to herein as the "Recapitalization".

The Company incurred certain costs and write-offs relating to the Recapitalization, including $1.5 million of transaction costs and expenses, $5.5 million for stock option redemptions, $1.3 million for transaction bonuses and $19.5 million of debt extinguishment costs. The $5.5 million charge for stock options redeemed relates to 3,043,000 options that were redeemed for $5.5 million of cash. The Company also recognized as dividends $4.4 million of previously unrecognized accretion on its preferred stock. These costs, write-offs and accretion have been included in the Company's statements of operations for the three and six months ended June 30, 2005.

Our board of directors adopted a dividend policy, effective upon the closing of the Recapitalization, that the Company intends to pay an initial quarterly dividend of approximately $0.10 per share beginning in August 2005 and to continue to pay quarterly dividends at an annual rate of approximately $0.40 per share for the first full year following the closing of the Recapitalization, but only if and to the extent dividends are declared by our board of directors and permitted by applicable law and by the terms of our new credit facility (See
Note 4). Dividend payments are not guaranteed and our board of directors may decide, in its absolute discretion, at any time and for any reason, not to pay dividends. Dividends on our common stock are not cumulative. On August 2, 2005, a $0.10 per share dividend totaling $7.2 million was paid on the Company's outstanding common stock.

The Company received total net proceeds from the offering of approximately $37.6 million, after deducting underwriting discounts and commissions and out of pocket fees and expenses. The Company used the net proceeds from this offering, together with $189.9 million of borrowings under the new credit facility and other borrowings after the closing of the Recapitalization on June 21, 2005, as follows:

     - $47.3 million to repay in full indebtedness under the previously existing credit facility (including accrued interest of $0.4 million);

     - $8.6 million to pay fees and expenses associated with the establishment of the new credit facility and the repayment of the existing credit facility and other related fees and expenses;

     - $166.3 million to repurchase all of our outstanding 9 1/2% notes (including tender premium of $13.2 million and accrued interest of $3.1 million);

     - $5.5 million associated with the redemption of a portion of outstanding options to purchase shares of common stock held by certain members of our senior management and board of directors; and

     - $1.3 million to pay transaction bonuses to certain members of our senior management.

ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Companies must disclose in both annual and interim financial statements the method used to account for stock-based compensation. The Company will continue to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans. Other than the $5.5 million of compensation expense recognized in connection with the stock option redemptions related to the Recapitalization, no compensation cost has been recognized in the accompanying condensed consolidated financial statements for the Company's stock option plans.

If the Company elected to apply SFAS No. 123, the Company's net income (loss) and income (loss) per diluted share would have approximated the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                            ---------------------------   -------------------------
                                                                                   2005      2004               2005      2004
                                                                                 --------   ------            --------   ------
Net income (loss) applicable to common stock, as reported................        $(21,214)  $2,950            $(23,826)  $1,693
Plus: Compensation recognized on option redemptions, per APB 25 net
   of tax ...............................................................           3,404       --               3,404       --
Less: Compensation expense per SFAS No. 123, net of tax..................           1,091      289               1,351      554
                                                                                 --------   ------            --------   ------
Pro forma after effect of SFAS No. 123...................................        $(18,901)  $2,661            $(21,773)  $1,139
                                                                                 ========   ======            ========   ======
Diluted income (loss) per share, as reported.............................        $  (0.84)  $ 0.09            $  (1.05)  $ 0.09
Pro forma income (loss) per share after effect of SFAS No. 123...........        $  (0.75)  $ 0.08            $  (0.96)  $ 0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average per share fair value of $4.30 and $2.55 for grants made during the six months ended June 30, 2005 and 2004, respectively. The following assumptions were used for option grants made during the six months ended June 30, 2005 and 2004, respectively: expected volatility of 264% and 114%; risk-free interest rates of 4.08% and 4.34%; expected lives of up to ten years, and expected dividends to be paid. For the quarters ended June 30, 2005 and 2004, the weighted average fair value per share was $4.32 and $2.74, respectively. The following assumptions were used for option grants during the three months ended June 30, 2005 and 2004, respectively: expected volatility of 265% and 124%; risk free interest rate of 4.08% and 4.69%; expected lives of up to ten years, and expected dividends to be paid. The compensation expense included in the above pro forma data may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

In December 2004, SFAS No. 123 "Accounting for Stock-Based Compensation" was revised (SFAS No. 123R). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. The Company is in the process of evaluating the impact of the implementation of SFAS No. 123R.

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

Allowance for Doubtful Accounts -- The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Accounts are written off periodically during the year as they are deemed uncollectible when collection efforts have been unsuccessful. The allowance for doubtful accounts was approximately $1.4 million at June 30, 2005 and $1.2 million at December 31, 2004.

Loss Contracts -- The Company evaluates its revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations. An accrual for loss contracts was not required as of June 30, 2005.

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

The Company regularly incurs costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. The Company has recorded $10.0 million in property and long-term assets related to these activities at June 30, 2005, compared to $29.2 million at December 31, 2004 (approximately $8.2 million and $21.8 million are classified as construction in progress at June 30, 2005 and December 31, 2004, respectively). The decrease as of June 30, 2005 is primarily due to the Sacramento biosolids facility which commenced operations in December 2004 and is now being depreciated. The Company routinely reviews the status of each of these projects to determine if these costs are realizable.

Goodwill -- Goodwill attributable to the Company's reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates; costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually at year end unless factors indicate that an impairment may have occurred.

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

Legal and Contingency Accruals -- The Company estimates and accrues the amount of probable exposure it may have with respect to litigation, claims and assessments. These estimates are based on management's assessment of the facts and probabilities of the ultimate resolution of the litigation.

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

(2)  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Activity of the Company's costs and estimated earnings in excess of billings consists of the following:

                                                           JUNE 30,   DECEMBER 31,
                                                             2005         2004
                                                           --------   ------------
                                                                (IN THOUSANDS)
Costs and estimated earnings on contracts in progress...   $ 32,467     $20,262
Less -- Billings to date................................    (19,454)     (7,459)
                                                           --------     -------
Costs and estimated earnings in excess of billings on
   uncompleted contracts................................   $ 13,013     $12,803
                                                           ========     =======

Current assets..........................................   $  8,176     $ 8,099
Non current assets......................................      4,837       4,704
                                                           --------     -------
Total...................................................   $ 13,013     $12,803
                                                           ========     =======

Accounts payable includes approximately $7.8 and $6.5 million at June 30, 2005 and December 31, 2004, respectively, for contracts accounted for under the percentage of completion method of accounting, the majority of which is not payable until the Company collects its customer billings on the related contracts.

(3)  SHORT-TERM DEBT

In August 2004, the Company entered into a $4.0 million short term note with a bank for the purchase of land. The note bore interest at LIBOR or prime plus a margin and was repaid in February 2005 with borrowings on the Company's revolving line of credit. The Company plans to use the land as part of the development of a compost facility in Southern California.

(4)  LONG-TERM DEBT OBLIGATIONS

Long-term debt obligations consist of the following:

                                                                                   JUNE 30,   DECEMBER 31,
                                                                                     2005         2004
                                                                                   --------   ------------
                                                                                        (IN THOUSANDS)
$305 million Senior Credit Facility -
   Revolving line of credit.....................................................   $ 11,400     $     --
   Term loans...................................................................    180,000           --
$150 million Senior Credit Agreement, repaid on June 21, 2005 -
   Revolver.....................................................................         --        5,100
   Term loan....................................................................         --       23,867
Subordinated debt, repaid on June 21, 2005......................................         --      150,000
Fair value adjustment of subordinated debt as a result of interest rate swaps...         --         (534)
Notes payable to former owners..................................................        807          855
Other notes payable.............................................................          6           13
                                                                                   --------     --------
      Total debt................................................................    192,213      179,301
Less: Current maturities........................................................       (607)        (848)
                                                                                   ---------    --------
      Long-term debt, net of current maturities.................................   $191,606     $178,453
                                                                                   ========     ========

SENIOR CREDIT FACILITY

On June 21, 2005, the Company closed a $305.0 million new senior secured credit facility (the "Senior Credit Facility") with a syndicate of financial institutions, including affiliates of Banc of America Securities LLC, Lehman Brothers Inc. and CIBC World Markets Corp.

The loan commitments under the Senior Credit Facility are as follows:

     (i)  Revolving Loan up to $95.0 million outstanding at anytime;

     (ii) Term B Loans (which, once repaid, may not be reborrowed) of $180.0 million;

     (iii) Delayed draw senior secured term loan facility of $30.0 million; and

     (iii) Letters of Credit up to $50 million as a subset of the Revolving Loan. At June 30, 2005, the Company had approximately $37.5 million of Letters of Credit outstanding.

Borrowings under the delayed draw term loan will be used to finance new facility construction projects. The new revolver has a five-year maturity and the new term loan and the delayed draw term loan have a seven-year maturity. The Senior Credit Facility is secured by first priority security interests in substantially all of the Company's assets and those of its subsidiaries (other than assets securing nonrecourse debt). There is no amortization of the new term loan or the delayed draw term loan. The Senior Credit Facility includes a term loan that bears interest at LIBOR or prime rate plus a margin (2.25% for Eurodollar loans, and 1.25% for base rate loans), and a revolver that also bears interest at LIBOR or prime rate plus a margin based on a rate schedule (currently 2.75% for Eurodollar loans, at 1.75% for base rate loans). Currently these rates total approximately:

           Eurodollar   Base Rate
           ----------   ---------
Revolver      6.3%         8.0%
Term          5.7%         7.5%

A portion of the proceeds from the Senior Credit Facility were used to repay in full indebtedness under the Company's previous senior credit facility and to tender for all of its $150 million of outstanding 9 1/2% senior subordinated notes due 2009. The Senior Credit Facility allows the Company to pay a significant portion of its excess cash flow to shareholders through cash dividends provided the Company maintains compliance with certain financial covenants and certain other restrictions. The Company expects that the Senior Credit Facility will result in cash interest savings of approximately $4.0 million per year.

The proceeds of the delayed draw term loan will be used to partially fund new facility construction costs in 2005 and 2006. The Company has several new facilities under development which are scheduled to begin operations in the next 18 months. These new facilities will be operated under long-term contracts. The development of these new facilities is consistent with the Company's strategy to pursue new facility opportunities that provide long-term, highly predictable cash flows. These facilities include a composting facility in Kern County, California, an incineration facility upgrade in Woonsocket, Rhode Island, a dewatering facility in Providence, Rhode Island, a dryer facility in Honolulu, Hawaii and a composting facility in Los Palos, California.

The Senior Credit Facility includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of June 30, 2005. The Credit Agreement is collateralized by substantially all the assets of the Company and expires on December 31, 2012. As of June 30, 2005, the Company had approximately $76.1 million of unused borrowings under the Credit Agreement, including $30.0 million under the delayed draw term loan.

On May 8, 2002, the Company entered into a $150 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt, to provide working capital for operations, to fund capital expenditures and for other general corporate purposes. On June 21, 2005, the Senior Credit Agreement was completely repaid with the proceeds received from the Senior Credit Facility.

SENIOR SUBORDINATED NOTES

In April 2002, the Company issued $150 million aggregate in principal amount of its 9 1/2% Senior Subordinated Notes due on April 1, 2009 (the "Notes"). The Notes were unsecured senior indebtedness and were guaranteed by all of the Company's existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries ("Guarantors"). As of December 31, 2004, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (see Note 5) and South Kern Industrial Center, LLC, were Guarantors of the Notes. On June 21, 2005, the Notes were repurchased with the proceeds of the Senior Credit Facility.

DERIVATIVES AND HEDGING ACTIVITIES

Effective July 1, 2005, the Company entered into interest rate cap agreements. The first is an interest rate collar agreement on a notional amount of $86.5 million, whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles below 3.52% or above 4.50%, in such a case the Company would pay 3.52% or 4.50%, as applicable. This swap has no fair market value at June 30, 2005, and matures in November 2006.

Also effective July 1, 2005, the Company entered into an interest rate cap agreement on a notional amount of $73.5 million whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 6% in which case the Company would pay 6%. The Company paid $220,000 to execute this cap. At June 30, 2005, this cap has a fair market value of $181,039, accordingly, $38,961 has been recorded to other expense.

During the second quarter the Company entered into three forward starting fixed rate swap agreements which are not effective until November 13, 2006, and mature in May 2010. The notional amounts for each fixed rate swap are $28 million, and the fixed rates of interest are 4.69%, 4.54%, and 4.21%. These swaps are considered to be cash flow hedges and accordingly the fair value adjustments will be recorded to Other Comprehensive Income. The aggregate liability for the fair value of these agreements was $820,640 at June 30, 2005. This amount, net of tax, totals $492,000 which has been recorded to Other Comprehensive Income for the six months ended June 30, 2005.

On July 24, 2003, the Company entered into two interest rate swap transactions with two financial institutions to hedge the Company's exposure to changes in the fair value on $85 million of its Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on the Company's future interest payments. The terms of the interest rate swap contract and the underlying debt instruments are identical. The Company has designated these swap agreements as fair value hedges. On September 23, 2004, the Company unwound $18 million of these swaps and received a settlement payment of approximately $0.1 million that was deducted from interest expense. On January 6, 2005, the Company unwound the remaining $67 million of interest rate swaps and paid $0.5 million for the settlement of these swaps. At June 21, 2005 the fair value adjustment to the subordinated debt relating to these swaps was $0.7 million and was written off in connection with the refinancing of the Company's debt as discussed above.

The Company previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $1.8 million is reflected in other long-term liabilities at June 30, 2005. The loss recognized during the period ended June 30, 2005 related to the floating-to-fixed interest rate swap agreement was approximately $8,000, while the gain recognized related to the reverse swap agreement was approximately $31,000. The amount of the ineffectiveness of the reverse swap agreement charged to other expense was approximately $23,000 during the six month period ended June 30, 2005.

On June 25, 2001, the Company entered into a reverse swap on its 12% subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the Retired Swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income charged to interest expense during the three and six month period ended June 30, 2005 was approximately $0.1 million and $0.2 million, respectively. On June 21, 2005, the Company wrote off the balance included in Accumulated Other Comprehensive Loss of $0.6 million related to the Retired Swaps as a result of the refinancing of the Company's debt as discussed above.

(5)  NONRECOURSE PROJECT REVENUE BONDS

                                                                                      JUNE 30,   DECEMBER 31,
                                                                                        2005         2004
                                                                                      --------   ------------
                                                                                           (IN THOUSANDS)
Maryland Energy Financing Administration Limited Obligation Solid Waste Disposal
   Revenue Bonds, 1996 series --
   Revenue bonds due 2001 to 2005 at stated interest rates of 5.45% to 5.85% ......    $ 2,710     $ 2,710
   Term revenue bond due 2010 at stated interest rate of 6.30% ....................     16,295      16,295
   Term revenue bond due 2016 at stated interest rate of 6.45% ....................     22,360      22,360
                                                                                       -------     -------
                                                                                        41,365      41,365
California Pollution Control Financing Authority Solid Waste Revenue Bonds --
   Series 2002A -- Revenue bonds due 2008 to 2024 at stated interest rates
      of 4.375% to 5.50%, net of discount of $297 .................................     19,778      19,766
   Series 2002B -- Revenue bonds due 2005 at stated interest rate of 4.25%, net
      of discount of $1 ...........................................................      1,199       1,197
                                                                                       -------     -------
                                                                                        20,977      20,963
                                                                                       -------     -------
Total nonrecourse project revenue bonds ...........................................     62,342      62,328
   Less: Current maturities .......................................................     (3,300)     (3,300)
                                                                                       -------     -------
   Nonrecourse project revenue bonds, net of current maturities ...................    $59,042     $59,028
                                                                                       =======     =======
Amounts recorded in other assets as restricted cash - debt
   service fund ...................................................................    $ 8,644     $ 7,287
                                                                                       =======     =======

In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58.6 million. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now Synagro's wholly owned subsidiary known as Synagro-Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Maryland Project Revenue Bonds in connection with its acquisition of the Bio Gro division of Waste Management, Inc. ("Bio Gro") in 2000. Maryland Project Revenue Bonds in the aggregate amount of approximately $17.2 million have already been repaid. The remaining Maryland Project Revenue Bonds bear interest at annual rates between 5.85% and 6.45% and mature on dates between December 1, 2005, and December 1, 2016.

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

At June 30, 2005, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $53.5 million and restricted cash of approximately $7.3 million, of which approximately $6.9 million is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company's request.

SACRAMENTO PROJECT BONDS

In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds in the aggregate amount of $20.9 million (net of original issue discount of $0.4 million). The nonrecourse revenue bonds consist of $19.7 million (net of original issue discount of $0.4 million) Series 2002-A and $1.2 million (net of original issue discount of $9,000) Series 2002-B (collectively, the "Sacramento Bonds"). The Authority loaned the proceeds of the Sacramento Bonds to Sacramento Project Finance, Inc., a wholly owned subsidiary of the Company, pursuant to a loan agreement dated December 1, 2002. The purpose of the loan is to finance the design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional County Sanitation District ("Sanitation District"). The Sacramento Bonds bear interest at annual rates between 4.25% and 5.5% and mature on dates between December 1, 2006, and December 1, 2024. The Sacramento facility commenced commercial operations in December 2004.

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

At June 30, 2005, the Sacramento Bonds are partially collateralized by restricted cash of approximately $3.3 million, of which approximately $1.7 million is in a debt service fund that is established to secure certain payments and can be utilized to make the final payment at the Company's request, and the remainder is reserved for construction costs expected to be incurred after notice to proceed is received. The Company is not a guarantor of the Bonds or the loan funded by the Bonds.

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

In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. The Company estimated its exposure at approximately $1.0 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company believes accruals of approximately $1.0 million as of June 30, 2005, are adequate to provide for its exposures. The final resolution of these exposures could be substantially different from the amount recorded.

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

SELF-INSURANCE

The Company is self-insured for losses up to deductible amounts for worker's compensation, employer's liability, auto liability, general liability and employee group health claims under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends, industry averages, and actuarial assumptions regarding future claims development and claims incurred but not reported.

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

The following table summarizes the net income and weighted average shares to reconcile basic EPS and diluted EPS for the three and six months ended June 30, 2005 and 2004.

                                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                  JUNE 30,                    JUNE 30,
                                                                         -------------------------   -------------------------
                                                                             2005          2004          2005          2004
                                                                         -----------   -----------   -----------   -----------
                                                                                    (IN THOUSANDS EXCEPT SHARE DATA)
Net income (loss) applicable to common stock:
Net income (loss) before preferred stock dividends ...................   $   (13,899)  $     5,126   $   (14,239)  $     6,007
Preferred stock dividends ............................................         7,315         2,176         9,587         4,314
                                                                         -----------   -----------   -----------   -----------
Net income (loss) applicable to common stock .........................   $   (21,214)  $     2,950   $   (23,826)  $     1,693
                                                                         ===========   ===========   ===========   ===========
Earnings (loss) per share:
   Basic earnings (loss) per share ...................................   $     (0.84)  $      0.15   $     (1.05)  $      0.09
                                                                         ===========   ===========   ===========   ===========
   Diluted earnings (loss) per share .................................   $     (0.84)  $      0.09   $     (1.05)  $      0.09
                                                                         ===========   ===========   ===========   ===========
Weighted average shares outstanding for basic earnings per share .....    25,334,290    19,775,821    22,691,916    19,775,821
Effect of dilutive stock options .....................................            --       679,672            --            --
Effect of convertible preferred stock under the "if converted"
   method ............................................................            --    37,976,978            --            --
                                                                         -----------   -----------   -----------   -----------
Weighted average shares outstanding for diluted earnings per share ...    25,334,290    58,432,471    22,691,916    19,775,821
                                                                         ===========   ===========   ===========   ===========

Basic and diluted EPS are the same for the three months ended June 30, 2005 and the six months ended June 30, 2005 and 2004, because diluted EPS was less dilutive than basic EPS ("antidilutive"). Accordingly, 38,929,610 shares representing common stock equivalents have been excluded from the diluted EPS calculations for the three months ended June 30, 2005 and 39,972,169 and 38,058,648 shares representing commons stock equivalents have been excluded from the diluted EPS calculation for the six months ended June 30, 2005 and 2004, respectively.

(8)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 4, as of June 30, 2005, all of the Company's 100% owned domestic subsidiaries, except the subsidiaries formed to own and operate the compost project in Southern California, South Kern Industrial Center, L.L.C., the Sacramento biosolids processing facility, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc., and Philadelphia Biosolids Services, L.L.C. (collectively the "Non-Guarantor Subsidiaries"), are Guarantors of the Company's Senior Credit Facility. As of December 31, 2004, the Guarantors were guarantors of the Senior Credit Agreement and the Notes. Each of the Guarantors is 100% owned by Synagro and the guarantees are full, unconditional and joint and several. Additionally, the Company is not a

Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheets have been presented as of June 30, 2005 and December 31, 2004. The condensed consolidated statements of operations and of cash flows have also been presented for the three and six month period ended June 30, 2005 with no comparable period in the prior year as the non-guarantor subsidiaries had no operations until December 2004.

                          CONSOLIDATING BALANCE SHEETS
                               AS OF JUNE 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                                                      NON-
                                                                     GUARANTOR      GUARANTOR
                                                         PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        --------   ------------   ------------   ------------   ------------
                        ASSETS
Current Assets:
   Cash and cash equivalents ........................   $    712     $     36        $   298      $      --       $  1,046
   Restricted cash ..................................         --          387          1,096             --          1,483
   Accounts receivable, net .........................         --       66,993            780             --         67,773
   Note receivable, current .........................         --          214             --             --            214
   Prepaid expenses and other current assets ........      2,607       21,678            119             --         24,404
                                                        --------     --------        -------      ---------       --------
      Total current assets ..........................      3,319       89,308          2,293             --         94,920
Property, machinery & equipment, net ................         --      202,701         23,612             --        226,313
Other Assets:
   Goodwill .........................................         --      172,108             --             --        172,108
   Investments in subsidiaries ......................     89,291           --             --        (89,291)            --
   Intercompany .....................................    295,437           --             --       (295,437)            --
   Restricted cash -- construction fund .............         --           --            477             --            477
   Restricted cash -- debt service fund .............         --        6,929          1,715             --          8,644
   Other, net .......................................      7,713        9,507          2,935             --         20,155
                                                        --------     --------        -------      ---------       --------
      Total assets ..................................   $395,760     $480,553        $31,032      $(384,728)      $522,617
                                                        ========     ========        =======      =========       ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt .............   $     --     $    607        $    --      $      --       $    607
   Current maturities of nonrecourse project
      revenue bonds .................................         --        2,710            590             --          3,300
   Current maturities of capital lease obligations ..         --        2,887             --             --          2,887
   Accrued interest payable .........................        256          231             92                           579
   Accounts payable and accrued expenses ............         --       47,786            755             --         48,541
                                                        --------     --------        -------      ---------       --------
      Total current liabilities .....................        256       54,221          1,437             --         55,914
Long-Term Debt:
   Long-term debt obligations, net ..................    191,400          206             --             --        191,606
   Nonrecourse project revenue bonds, net ...........         --       38,655         20,387             --         59,042
   Intercompany .....................................         --      295,298            139       (295,437)            --
   Capital lease obligations, net ...................         --        9,915             --             --          9,915
                                                        --------     --------        -------      ---------       --------
      Total long-term debt ..........................    191,400      344,074         20,526       (295,437)       260,563
Other long-term liabilities .........................     14,529        2,036             --             --         16,565
                                                        --------     --------        -------      ---------       --------
      Total liabilities .............................    206,185      400,331         21,963       (295,437)       333,042
Commitments and Contingencies
Stockholders' Equity:
   Capital ..........................................    208,181       36,339          8,797        (45,136)       208,181
   Accumulated deficit ..............................    (18,114)      43,883            272        (44,155)       (18,114)
   Accumulated other comprehensive loss .............       (492)          --             --             --           (492)
                                                        --------     --------        -------      ---------       --------
      Total stockholders' equity ....................    189,575       80,222          9,069        (89,291)       189,575
                                                        --------     --------        -------      ---------       --------
Total liabilities and stockholders' equity ..........   $395,760     $480,553        $31,032      $(384,728)      $522,617
                                                        ========     ========        =======      =========       ========

                          CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2004
                             (DOLLARS IN THOUSANDS)

                                                                                      NON-
                                                                     GUARANTOR      GUARANTOR
                                                         PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        --------   ------------   ------------   ------------   ------------
                        ASSETS
Current Assets:
   Cash and cash equivalents ........................   $     99     $     21        $   206      $      --       $    326
   Restricted cash ..................................         --          655             --             --            655
   Accounts receivable, net .........................         --       63,367            524             --         63,891
   Note receivable, current .........................         --          218             --             --            218
   Prepaid expenses and other current assets ........      4,240       19,663             11             --         23,914
                                                        --------     --------        -------      ---------       --------
      Total current assets ..........................      4,339       83,924            741             --         89,004
Property, machinery & equipment, net ................         --      202,659         22,882             --        225,541
Other Assets:
   Goodwill .........................................         --      171,855             --             --        171,855
   Investments in subsidiaries ......................     81,649           --             --        (81,649)            --
   Intercompany .....................................    280,157           --             --       (280,157)            --
   Restricted cash -- construction fund .............         --           --          1,988             --          1,988
   Restricted cash -- debt service fund .............         --        5,573          1,714             --          7,287
   Other, net .......................................      5,204       11,135          3,010             --         19,349
                                                        --------     --------        -------      ---------       --------
      Total assets ..................................   $371,349     $475,146        $30,335      $(361,806)      $515,024
                                                        ========     ========        =======      =========       ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short term debt ..................................   $     --     $     --        $ 4,000      $      --       $  4,000
   Current maturities of long-term debt .............        244          604             --             --            848
   Current maturities of nonrecourse project revenue
      bonds .........................................         --        3,300             --             --          3,300
   Current maturities of capital lease obligations ..         --        3,028             --             --          3,028
   Accounts payable and accrued expenses ............      3,896       56,192          2,581             --         62,669
                                                        --------     --------        -------      ---------       --------
      Total current liabilities .....................      4,140       63,124          6,581             --         73,845
Long-Term Debt:
   Long-term debt obligations, net ..................    178,189          264             --             --        178,453
   Nonrecourse project revenue bonds, net ...........         --       38,065         20,963             --         59,028
   Intercompany .....................................         --      280,157             --       (280,157)            --
   Capital lease obligations, net ...................         --       11,318             --             --         11,318
                                                        --------     --------        -------      ---------       --------
      Total long-term debt ..........................    178,189      329,804         20,963       (280,157)       248,799
   Other long-term liabilities ......................     25,169        3,360             --             --         28,529
                                                        --------     --------        -------      ---------       --------
      Total liabilities .............................    207,498      396,288         27,544       (280,157)       351,173
Commitments and Contingencies
Redeemable Preferred Stock, 69,792.29 shares
   issued and outstanding, redeemable at $1,000
   per share ........................................     95,126           --             --             --         95,126
Stockholders' Equity:
   Capital ..........................................     73,398       36,339          2,750        (39,089)        73,398
   Accumulated deficit ..............................     (3,875)      42,519             41        (42,560)        (3,875)
   Accumulated other comprehensive loss .............       (798)          --             --             --           (798)
                                                        --------     --------        -------      ---------       --------
      Total stockholders' equity ....................     68,725       78,858          2,791        (81,649)        68,725
                                                        --------     --------        -------      ---------       --------
Total liabilities and stockholders' equity ..........   $371,349     $475,146        $30,335      $(361,806)      $515,024
                                                        ========     ========        =======      =========       ========

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                                                       NON-
                                                                      GUARANTOR      GUARANTOR
                                                          PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                         --------   ------------   ------------   ------------   ------------
   Revenue ...........................................   $     --     $82,444         $1,088        $    --        $ 83,532
   Cost of services ..................................         --      65,975            586             --          66,561
                                                         --------     -------         ------        -------        --------
   Gross Profit ......................................         --      16,469            502             --          16,971

   Selling, general and administrative expenses ......         --       5,226              2             --           5,228
   Transaction fees and expenses .....................      1,517          --             --             --           1,517
   Stock option redemptions and transaction bonuses ..      6,805          --             --             --           6,805
   Gain on sale of assets ............................         --        (129)            --             --            (129)
   Amortization ......................................         --         162             --             --             162
                                                         --------     -------         ------        -------        --------
      Income from operations .........................     (8,322)     11,210            500             --           3,388

Other expense:
   Interest expense, net .............................      5,008         768            310             --           6,086
   Interest expense - debt extinguishment costs ......     19,487          --             --             --          19,487
   Intercompany interest (income) expense ............     (6,497)      6,497             --             --              --
   Equity in earnings of subs ........................     (2,508)         --             --          2,508              --
   Other expense, net ................................         --          62             --             --              62
                                                         --------     -------         ------        -------        --------
      Total other expense, net .......................     15,490       7,327            310          2,508          25,635
                                                         --------     -------         ------        -------        --------
Income (loss) before provision (benefit) for income
   taxes .............................................    (23,812)      3,883            190         (2,508)        (22,247)
   Provision (benefit) for income taxes ..............     (9,913)      1,498             67             --          (8,348)
                                                         --------     -------         ------        -------        --------
Net income (loss) before preferred stock dividends ...    (13,899)      2,385            123         (2,508)        (13,899)
                                                         --------     -------         ------        -------        --------
Preferred stock dividends ............................      7,315          --             --             --           7,315
                                                         --------     -------         ------        -------        --------
Net income (loss) applicable to common stock .........   $(21,214)    $ 2,385         $  123        $(2,508)       $(21,214)
                                                         ========     =======         ======        =======        ========

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                                                           NON-
                                                                          GUARANTOR      GUARANTOR
                                                              PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                             --------   ------------   ------------   ------------   ------------
   Revenue ...............................................   $     --     $157,598        $2,148        $    --        $159,746
   Cost of services ......................................         --      129,590         1,147             --         130,737
                                                             --------     --------        ------        -------        --------
   Gross Profit ..........................................         --       28,008         1,001             --          29,009

   Selling, general and administrative expenses ..........         --       11,351            10             --          11,361
   Transaction fees and expenses .........................      1,517           --            --             --           1,517
   Stock option redemptions and transaction bonuses ......      6,805           --            --             --           6,805
   Gain on sale of assets ................................         --         (205)           --             --            (205)
   Amortization ..........................................         --          198            --             --             198
                                                             --------     --------        ------        -------        --------
      Income from operations .............................     (8,322)      16,664           991             --           9,333

Other expense:
   Interest expense, net .................................     10,242        1,738           621             --          12,601
   Interest expense - debt extinguishment costs ..........     19,487           --            --             --          19,487
   Intercompany interest (income) expense ................    (12,681)      12,681            --             --              --
   Equity in earnings of subs ............................     (1,595)          --            --          1,595              --
   Other expense, net ....................................         --           59            --             --              59
                                                             --------     --------        ------        -------        --------
      Total other expense, net ...........................     15,453       14,478           621          1,595          32,147
                                                             --------     --------        ------        -------        --------
Income (loss) before provision (benefit) for income
   taxes .................................................    (23,775)       2,186           370         (1,595)        (22,814)
      Provision (benefit) for income taxes ...............     (9,535)         821           139             --          (8,575)
                                                             --------     --------        ------        -------        --------
Net income (loss) before preferred stock dividends .......    (14,240)       1,365           231         (1,595)        (14,239)
Preferred stock dividends ................................      9,587           --            --             --           9,587
                                                             --------     --------        ------        -------        --------
Net income (loss) applicable to common stock .............   $(23,827)    $  1,365        $  231        $(1,595)       $(23,826)
                                                             ========     ========        ======        =======        ========

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                                                            NON-
                                                                           GUARANTOR      GUARANTOR
                                                               PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                             ---------   ------------   ------------   ------------   ------------
Cash flows from operating activities:
   Net income (loss) applicable to common stock ..........   $ (23,826)    $  1,364       $   231        $(1,595)      $ (23,826)
   Adjustments to reconcile net income applicable
      to common stock to net cash provided by
      operating activities:
      Preferred stock dividends ..........................       9,587           --            --             --           9,587
      Bad debt expense ...................................          --          302            --             --             302
      Depreciation and amortization expense ..............          --       10,131           534             --          10,665
      Amortization and write-off of debt financing costs .       4,905           --            14             --           4,919
      Provision (benefit) for deferred income taxes ......      (9,535)         821           139             --          (8,575)
      Tax benefit from exercise of stock options .........         339           --            --             --             339
      Gain on sale of property, machinery and
         equipment .......................................          --         (205)           --             --            (205)
      Equity in earnings .................................      (1,595)          --            --          1,595              --
   (Increase) decrease in the following, net:
      Accounts receivable ................................          --       (3,929)         (256)            --          (4,185)
      Cost in excess of billings .........................          --         (209)           --             --            (209)
      Prepaid expenses and other current assets ..........         237          552          (108)            --             681
      Increase (decrease) in the following, net:
      Accrued interest payable ...........................      (3,640)         231           (30)            --          (3,439)
      Intercompany advances - trade ......................     (12,681)      12,681            --             --              --
      Accounts payable and accrued expenses
         and other long term liabilities .................         407      (12,824)          (55)            --         (12,472)
                                                             ---------     --------       -------        -------       ---------
Net cash (used in) provided by operating activities ......     (35,802)       8,915           469             --         (26,418)
                                                             ---------     --------       -------        -------       ---------
Cash flows from investing activities:
   Purchase of business ..................................          --         (253)           --             --            (253)
   Purchase of property, machinery & equipment ...........          --       (8,588)       (1,189)            --          (9,777)
   Proceeds from sale of property, machinery
      & equipment ........................................          --          986            --             --             986
   Facility construction funded by restricted cash .......          --           --        (1,648)            --          (1,648)
   Decrease in restricted cash for facility
      construction .......................................          --           --         1,648             --           1,648
   Increase in other restricted cash accounts ............          --       (1,088)       (1,235)            --          (2,323)
   Other .................................................          --            4            --             --               4
                                                             ---------     --------       -------        -------       ---------
Net cash used in investing activities ....................          --       (8,939)       (2,424)            --         (11,363)
                                                             ---------     --------       -------        -------       ---------
Cash flows from financing activities:
   Payments of debt ......................................    (197,066)      (1,600)       (4,000)            --        (202,666)
   Proceeds from debt ....................................     189,900           --            --             --         189,900
   Net increase in bank revolver borrowings ..............      19,600           --            --             --          19,600
   Debt issuance costs ...................................      (7,650)          --            --             --          (7,650)
   Proceeds from equity offering .........................      37,641           --            --             --          37,641
   Intercompany notes with subsidiaries ..................      (1,639)       1,639            --             --              --
   Capital contributions .................................      (6,047)          --         6,047             --              --
   Exercise of options ...................................       1,676           --            --             --           1,676
                                                             ---------     --------       -------        -------       ---------
Net cash provided by financing activities ................      36,415           39         2,047             --          38,501
                                                             ---------     --------       -------        -------       ---------
Net increase in cash and cash equivalents ................         613           15            92             --             720
Cash and cash equivalents, beginning of period ...........          99           21           206             --             326
                                                             ---------     --------       -------        -------       ---------
Cash and cash equivalents, end of period .................   $     712     $     36       $   298        $    --       $   1,046
                                                             =========     ========       =======        =======       =========

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

The Company's operations by reportable segment are summarized below (in thousands):

                                      RESIDUALS                    ENGINEERING
                                     MANAGEMENT        RAIL         FACILITIES    CORPORATE/
                                     OPERATIONS   TRANSPORTATION   DEVELOPMENT   ELIMINATIONS   CONSOLIDATED
                                     ----------   --------------   -----------   ------------   ------------
THREE MONTHS ENDED JUNE 30, 2005
Revenue from external services ...     $68,431        $ 8,639        $6,462        $     --        $83,532
Revenues from other segments .....         499            309            54            (862)            --
Income (loss) from operations ....      12,887          1,030            68         (10,597)         3,388

THREE MONTHS ENDED JUNE 30, 2004
Revenue from external services ...     $70,356        $10,012        $1,796        $     --        $82,164
Revenues from other segments .....          --            674            --            (674)            --
Income (loss) from operations ....      15,992          1,767          (644)         (3,169)        13,946

                                      RESIDUALS                    ENGINEERING
                                     MANAGEMENT        RAIL         FACILITIES    CORPORATE/
                                     OPERATIONS   TRANSPORTATION   DEVELOPMENT   ELIMINATIONS   CONSOLIDATED
                                     ----------   --------------   -----------   ------------   ------------
SIX MONTHS ENDED JUNE 30, 2005
Revenue from external services ...    $126,722        $15,923        $17,101       $     --       $159,746
Revenues from other segments .....         728            974             54         (1,756)            --
Income (loss) from operations ....      21,035          1,518            730        (13,950)         9,333

SIX MONTHS ENDED JUNE 30, 2004
Revenue from external services ...    $131,555        $19,618        $ 3,652       $     --       $154,825
Revenues from other segments .....          --          1,459             --         (1,459)            --
Income (loss) from operations ....      25,629          3,122         (1,245)        (6,907)        20,599

The accounting policies of the Company's segments are the same as those described for the Company in Note 1. Revenues from transactions with other segments are based on terms substantially similar to transactions with unrelated third party customers. The following reconciles segment income from operations to the Company's consolidated income before provision for income taxes:

                                                                THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------   -------------------------
                                                                      2005       2004              2005       2004
                                                                    --------   -------           --------   -------
                                                                      (IN THOUSANDS)                (IN THOUSANDS)
Segment income from operations ..............................       $ 13,985   $17,115           $ 23,283   $27,506
Corporate ...................................................        (10,597)   (3,169)           (13,950)   (6,907)
                                                                    --------   -------           --------   -------
Income from operations ......................................          3,388    13,946              9,333    20,599
Total other expense, net ....................................         25,635     5,542             32,147    10,751
                                                                    --------   -------           --------   -------
Income (loss) before provision (benefit) for income taxes ...       $(22,247)  $ 8,404           $(22,814)  $ 9,848
                                                                    ========   =======           ========   =======

Corporate for the three and six months ended June 30, 2005, includes a $1.5 million charge for transaction costs and expenses and $6.8 million for stock option redemptions and transaction bonuses related to the Recapitalization (See
Note 1). Total other expenses, net for the three and six months ended June 30, 2005, includes a $19.5 million charge for debt extinguishment costs related to the Recapitalization (see Note 1).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated historical financial statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. This discussion contains forward-looking statements regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements, but are not limited to those factors more thoroughly disclosed in our Annual Report on Form 10-K, as amended for the year ended December 31, 2004.

BACKGROUND

We generate substantially all of our revenue by providing water and wastewater residuals management services to municipal and industrial customers. We provide our customers with services and capabilities, including, drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, collection and transportation, regulatory compliance, dewatering, and facility cleanout services. We currently serve more than 600 customers in 37 states and the District of Columbia. Our contracts typically have inflation price adjustments, renewal clauses and broad force majeure provisions. In 2004, we experienced a contract retention rate (both renewals and rebids) of approximately 88%.

We categorize our revenues into five types -- contract, purchase order, product sales, design\build construction and event work.

Contract revenues are generated primarily from land application, collection and transportation services, dewatering, incineration, composting, drying and pelletization services and facility operations and maintenance, and are typically performed under a contract with terms ranging from 1 to 25 years. Contract revenues accounted for approximately 82% and 86% of total revenues in the six months ended June 30, 2005 and 2004, respectively and 84% and 87% of total revenues in the three months ended June 30, 2005 and 2004, respectively.

Purchase order revenues are primarily from facility operations, maintenance services, and collection and transportation services where services are performed on a recurring basis, but not under a long-term contract. Purchase order revenues accounted for approximately three percent and four percent of total revenues in the three and six months ended June 30, 2005 and 2004, respectively.

Product sales revenues are primarily generated from sales of composted and pelletized biosolids from internal and external facilities. Revenues from product sales accounted for approximately three percent and four percent of total revenues in the six months ended June 30, 2005 and 2004, respectively and three percent of total revenues in the three months ended June 30, 2005 and 2004, respectively.

Design\build construction revenues are derived from construction projects where we agree to design and build a biosolids facility such as a drying and pelletization facility, composting facility, incineration facility or a dewatering facility that we will subsequently operate once the facility commences commercial operations. Revenues from design\build construction projects accounted for approximately eight percent and less than one percent of total revenues in the six months ended June 30, 2005 and 2004, respectively and five percent and less than one percent of total revenues in the three months ended June 30, 2005 and 2004, respectively.

Event project revenues are typically generated from digester or lagoon cleanout projects and temporary dewatering projects. Revenue from event projects accounted for approximately four percent and six percent of total revenues in the six months ended June 30, 2005 and 2004, respectively and five percent and six percent of total revenues in the three months ended June 30, 2005 and 2004, respectively.

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

Our costs relating to service contracts include processing, transportation, spreading and disposal costs, and depreciation of operating assets. Our spreading, transportation and disposal costs can be adversely affected by unusual weather conditions and unseasonably heavy rainfall, which can temporarily reduce the availability of land application. Material must be transported to either a permitted storage facility (if available) or to a local landfill for disposal. In either case, this results in additional costs for transporting, storage and disposal of the biosolid materials versus land application in a period of normal weather conditions. Processing and transportation costs can also be adversely impacted by higher fuel costs. In order to manage this risk at processing facilities, we generally enter into contracts that pass-through fuel cost increases to the customer, or for contracts without pass-through provisions, we from time to time lock in our fuel costs with our fuel suppliers for terms ranging from twelve to twenty-four months. As of June 30, 2005, we did not have any agreements with our fuel suppliers that locked in the unit cost of our fuel throughout fiscal 2005. We subcontract a significant portion of our transportation requirements to numerous contractors which enables us to minimize the impact of changes in fuel costs for over the road equipment. We have also periodically implemented temporary fuel surcharges with selected customers. Our costs relating to construction contracts primarily include subcontractor costs related to design, permit and general construction. Our selling, general and administrative expenses are comprised of accounting, information systems, marketing, legal, human resources, regulatory compliance, and regional and executive management costs.

Our management reviews and analyzes several trends and key performance indicators in order to manage our business. Since approximately 85% of our revenues are generated from municipal water and wastewater plants, we monitor trends involving municipal generators, including, among other things, aging infrastructure, technology advances, and regulatory activity in the water and wastewater residuals management industry. We use this information to anticipate upcoming growth opportunities, including new facility growth opportunities. We also use this information to manage potential business risks such as increased regulatory pressure or local public opposition to residuals management programs. On an ongoing basis, our management also considers several variables associated with the ongoing operations of the business, including, among other things:

     - new sales (including the mix of contract and event sales) and existing business retention objectives necessary to maintain our high percentage of contract and other recurring revenues;

     - storage and permitted landbase available to efficiently manage land application of biosolids, especially during inclement weather patterns;

     - regulatory and permit compliance requirements and safety programs and initiatives specific to our business; and

     - utility costs, fuel costs, subcontractor transportation costs, equipment utilization and availability, equipment purchasing activity, headcount, field operating overhead and selling, general and administrative expenses.

HISTORICAL RESULTS OF OPERATIONS

The following table sets forth certain items included in the consolidated financial statements as a percentage of revenue for the periods indicated:

                                                          THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                       --------------------------------   ---------------------------------
                                                             2005             2004              2005              2004
                                                       ---------------   --------------   ---------------   ---------------
Revenue .............................................  $ 83,532  100.0%  $82,164  100.0%  $159,746  100.0%  $154,825  100.0%
Cost of services ....................................    66,561   79.7%   63,253   77.0%   130,737   81.8%   123,597   79.8%
                                                       --------  -----   -------  -----   --------  -----   --------  -----
Gross profit ........................................    16,971   20.3%   18,911   23.0%    29,009   18.2%    31,228   20.2%
Selling, general and administrative expenses ........     5,390    6.5%    5,699    6.9%    11,559    7.2%    11,521    7.4%
Transaction costs and expenses ......................     1,517    1.8%       --     --%     1,517    1.0%        --     --%
Stock option redemptions and transaction bonuses ....     6,805    8.1%       --     --%     6,805    4.3%        --     --%
Gain on sale of assets ..............................      (129)  (0.2)%    (734)  (0.9)%     (205)  (0.1)%     (892)  (0.5)%
                                                       --------  -----   -------  -----   --------  -----   --------  -----
   Income from operations ...........................     3,388    4.1%   13,946   17.0%     9,333    5.8%    20,599   13.3%
                                                       --------  -----   -------  -----   --------  -----   --------  -----
Other (income) expense:
   Other (income) expense, net ......................        62    0.1%      (40)  (0.0)%       59    0.0%        --     --%
   Debt extinguishment costs ........................    19,487   23.3%       --     --%    19,487   12.2%        --     --%
   Interest expense, net ............................     6,086    7.3%    5,582    6.8%    12,601    7.9%    10,751    6.9%
                                                       --------  -----   -------  -----   --------  -----   --------  -----
      Total other expense, net ......................    25,635   30.7%    5,542    6.8%    32,147   20.1%    10,751    6.9%
                                                       --------  -----    ------   ----    -------  -----   --------   ----
Income (loss) before provision (benefit) for
   income taxes .....................................   (22,247) (26.6)%   8,404   10.2%   (22,814) (14.3)%    9,848    6.4%
   Provision (benefit) for income taxes .............    (8,348) (10.0)%   3,278    4.0%    (8,575)  (5.4)%    3,841    2.5%
                                                       --------  -----   -------  -----   --------  -----   --------  -----
Net income (loss) before preferred stock dividends ..   (13,899) (16.6)%   5,126    6.2%   (14,239)  (8.9)%    6,007    3.9%
                                                                 =====   -------  =====   --------  =====   --------  =====
Preferred stock dividends ...........................     7,315            2,176             9,587             4,314
                                                       --------          -------          --------          --------
Net income (loss) applicable to common stock ........  $(21,214)         $ 2,950          $(23,826)         $  1,693
                                                       ========          =======          ========          ========

Revenue and income from operations are summarized by reporting segment, as follows (in thousands):

                                                  FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                     ENDED JUNE 30,         ENDED JUNE 30,
                                                  --------------------   -------------------
                                                     2005       2004       2005       2004
                                                   --------   -------    --------   --------
Revenue
   Residuals Management Operations ............    $ 68,930   $70,356    $127,450   $131,555
   Rail Transportation ........................       8,948    10,686      16,897     21,077
   Engineering, Facilities, and Development ...       6,516     1,796      17,155      3,652
   Elimination ................................        (862)     (674)     (1,756)    (1,459)
                                                   --------   -------    --------   --------
                                                   $ 83,532   $82,164    $159,746   $154,825
                                                   ========   =======    ========   ========
Income (loss) from operations
   Residuals Management Operations ............    $ 12,887   $15,992    $ 21,035   $ 25,629
   Rail Transportation ........................       1,030     1,767       1,518      3,122
   Engineering, Facilities, and Development ...          68      (644)        730     (1,245)
   Corporate ..................................     (10,597)   (3,169)    (13,950)    (6,907)
                                                   --------   -------    --------   --------
                                                   $  3,388   $13,946    $  9,333   $ 20,599
                                                   ========   =======    ========   ========

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

For the three months ended June 30, 2005, net revenue was approximately $83.5 million compared to approximately $82.2 million for the three months ended June 30, 2004, representing an increase of approximately $1.4 million, or 1.7 %. Design build construction revenues increased $4.4 million, primarily due to a $3.9 million increase in construction revenue on the Honolulu dryer facility project which is expected to be completed and started up by year end. Contract revenues decreased $1.5 million due primarily to an expected $2.2 million decrease in revenue on a long-term cleanout job partially offset by an increase in revenues from Sacramento dryer facility that commenced operations in December 2004, and other contract changes. Event revenues decreased $1.0 million due to timing of larger projects between years and are expected to significantly increase in the second half of 2005. Our Residuals Management Operations revenues for the three months ended June 30, 2005, decreased approximately $1.4 million, or two percent, to $68.9 million compared to $70.1 million for the three months ended June 30, 2004 due primarily to decreases in contract and event revenues. These decreases were anticipated going into the year as in process and pre-sold event work was higher at the beginning of 2004 than 2005 and there was $2.2 million of contract revenue recognized in the second quarter 2004 on a long-term cleanout contract accounted for using the percentage of completion accounting method that did not generate any significant revenue in 2005. Our Rail Transportation segment revenues for the three months ended June 30, 2005 decreased approximately $1.7 million or 16.3% to $8.9 million for the three months ended June 30, 2005 compared to $10.7 million for the three months ended June 30, 2004 due primarily to a decrease in event and purchase order revenues from disposal services as well as a decrease in volume under contracted land application and disposal services. Our Engineering, Facilities, and Development revenues for the three months ended June 30, 2005, increased approximately $4.7 million to $6.5 million compared to $1.8 million for the three months ended June 30, 2004 due primarily to a $3.9 million increase in construction revenues on the Honolulu, Hawaii dryer project, and an increase in contract revenues on the Sacramento, California dryer facility that commenced operations in December 2004, partially offset by the transfer of the Pinellas dryer facility operations to the Residuals Management Operations Segment.

Gross profit for the three months ended June 30, 2005, was approximately $17.0 million compared to approximately $18.9 million for the three months ended June 30, 2004, a decrease of approximately $1.9 million, or 10.3%. Gross profit as a percentage of revenue decreased to 20.3% in 2005 from 23.0% in 2004. This decrease in gross profit and gross profit margin is a result of revenue mix changes associated with the $4.4 million increase in low margin construction revenue and the decrease in higher margin contract (including the $2.2 million decrease in revenue on the long-term cleanout contract that had higher than normal margins) and event revenue, along with a $0.6 million increase in the cost of natural gas of certain facilities and a $0.5 million increase in depreciation.

Selling, general and administrative expenses were approximately $5.4 million, or 6.4% of revenue, for the three months ended June 30, 2005, compared to approximately $5.7 million, or 6.9% of revenue, for the three months ended June 30, 2004. The decrease relates primarily to favorable net reserve adjustments of $0.8 million, offset by inflation increases.

Transaction costs incurred in connection with the Recapitalization described in
Note 1 consisted of $1.5 million in legal, accounting and underwriting fees related to the Recapitalization.

Stock option redemptions and transaction bonuses included $1.3 million of cash paid for transaction bonuses and $5.5 million for stock options redeemed for certain key employees of the Company.

As a result of the foregoing, income from operations for the three months ended June 30, 2005, was approximately $3.4 million, or 4.1% of revenue, compared to approximately $13.9 million, or 17.0% of revenue, for the three months ended June 30, 2004. The decrease in operating income, adjusted to exclude $8.3 million of transaction costs, bonuses and stock option redemptions is primarily a result of revenue mix changes associated with the increase in low margin construction revenue, a decrease in higher margin contract and event revenues, along with a $0.6 million increase in the cost of natural gas of certain facilities, and a $0.6 million decrease in gains from asset sales. Our Residuals Management Operations income from operations for the three months ended June 30, 2005, totaled approximately $12.9 million compared to $16.0 million for the three months ended June 30, 2004 due primarily to the expected decreases in event and contract revenues (including the decrease in the long-term cleanout contract) described above along with a $0.2 million increase in depreciation expense and the $0.6 million increase in fuel costs described above. Our Rail Transportation income from operations decreased from $1.8 million in 2004 to $1.0 million in 2005 due primarily to the decrease in revenues described above, an increase in rail transportation costs and excess equipment capacity. Our Engineering, Facilities, and Development income from operations increased to $0.1 million the three months ended June 30, 2005 compared to a loss of $0.6 million for the three months ended June 30, 2004 due primarily to the increase in construction revenues and dryer facility revenues described above and related margins. The increase in corporate loss from operations from a loss of $3.2 million in 2004 to a loss of $11.6 million in 2005, primarily relates to the $1.5 million of transaction costs and $6.8 million of stock option redemptions and transaction bonuses associated with the Recapitalization.

Other expense, net, for the three months ended June 30, 2005, was approximately $25.6 million compared to approximately $5.5 million for the three months ended June 30, 2004, representing an increase of approximately $20.1 million primarily due to the $19.5 million of debt extinguishment costs associated with the Recapitalization discussed in Note 1 and increase in interest expense related to increases in market interest rates.

For the three months ended June 30, 2005, we recorded a benefit for income taxes of approximately $8.3 million compared to a provision of $3.3 million for the three months ended June 30, 2004. Our effective tax rate was approximately 37.5% in the three months ended June 30, 2005 compared to 39% in the three months ended June 30, 2004. The decrease in the effective tax rate is primarily related to permanent differences for state taxes, meals and entertainment and similar items that are not deductible for federal purposes and therefore reduce the benefit recognized in loss periods. Our provision for income taxes differs from the federal statutory rate primarily due to state income taxes. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

For the six months ended June 30, 2005, revenue was approximately $159.7 million compared to approximately $154.8 million for the six months ended June 30, 2004, an increase of approximately $4.9 million, or 3.2%. Design build construction revenues increased $12.9 million primarily due to a $12.0 million increase in construction revenue on the Honolulu dryer facility project which is expected to be completed and started up by year end. Contract revenues decreased $3.0 million due primarily to an expected $3.2 million decrease in revenue on a long-term cleanout job partially offset by an increase in revenues from the Sacramento dryer facility that commenced operations in December 2004, and other contract changes. Event revenues decreased $3.3 million due to several large event projects in 2004. Event revenues are expected to significantly increase in the second half of 2005. Our Residuals Management Operations revenues for the six months ended June 30, 2005, decreased approximately $4.1 million or 3.1% to $127.5 million compared to $131.6 million for 2004 due primarily to the decreases in contract and event revenues. These decreases were anticipated going into the year as in process and pre-sold event work was higher at the beginning of 2004 than 2005 and there was $3.2 million of contract revenue recognized in the first six months of 2004 on a long-term cleanout contract accounted for using the percentage of completion accounting method that did not generate any significant revenue in 2005. Our Rail Transportation revenues for the six months ended June 30, 2005, decreased approximately $4.2 million or 19.8% to $16.9 million compared to $21.1 million for 2004 due primarily to a decrease in event and purchase order revenues from disposal services as well as a decrease in volume under contracted land application and disposal services. Our Engineering, Facilities, and Development revenues for the six months ended June 30, 2005, increased approximately $13.5 million to $17.2 million compared to $3.7 million for 2004 due primarily to an $12.0 million increase in construction revenues on a new facility in Honolulu, Hawaii, and an increase in contract revenues on the Sacramento, California dryer facility that commenced operations in December 2004 partially offset by the transfer of the Pinellas dryer facility operations to the Residuals Management Operations Segment.

Gross profit for the six months ended June 30, 2005, was approximately $29.0 million compared to approximately $31.2 million for the six months ended June 30, 2004, a decrease of $2.2 million or 7.1%. Gross profit as a percentage of revenue decreased to 18.2% in 2005 from 20.2% in 2004. This decrease in gross profit and gross profit margin is a result of revenue mix changes associated with the $12.9 million increase in low margin construction revenue and the decrease in higher margin contract (including the $3.2 million decrease in revenue on the long-term cleanout contract that had higher than normal margins) and event revenue, along with a $0.6 million increase in the cost of natural gas and kerosene of certain facilities and a $0.5 million increase in depreciation, partially offset by a decrease in repair costs. Approximately $0.4 million of the fuel increase related to an unexpected supply interruption at a dryer facility in January 2005.

Selling, general and administrative expenses for the six months ended June 30, 2005 were approximately $11.6 million compared to approximately $11.5 million for the six months ended June 30, 2004. Selling, general and administrative expenses as a percentage of revenues decreased to 7.2% in the first six months of 2005 from 7.4% in the same period of 2004.

Transaction costs incurred in connection with the Recapitalization described in
Note 1 consisted of $1.5 million in legal, accounting and underwriting fees related to the Recapitalization.

Stock option redemptions and transaction bonuses included $1.3 million of cash paid for transaction bonuses and $5.5 million for stock options redeemed for certain key employees of the company.

As a result of the foregoing, income from operations for the six months ended June 30, 2005 and 2004 was approximately $9.3 million compared to approximately $20.6 million, respectively. This decrease in operating income adjusted to exclude transaction costs and expenses of $1.5 million and $6.8 million of stock option redemptions and transaction bonuses related to the Recapitalization, is primarily a result of revenue mix changes associated with the increase in low margin construction revenue, a decrease in higher margin contract and event revenues, along with a $1.5 million increase in the cost of natural gas of certain facilities, and a $0.6 million decrease in gains from asset sales, partially offset by a decrease in repair costs. Our Residuals Management Operations income from operations for the six months ended June 30, 2005, totaled approximately $21.0 million compared to $25.6 million for 2004 due primarily to the expected decreases in event and contract revenues (including the decrease in the long-term cleanout contract revenue) described above along with a $0.5 million increase in depreciation expense and the $1.5 million increase in fuel costs partially offset by a decrease in repair costs. Our Rail Transportation income from operations decreased from $3.1 million in 2004 to $1.5 million in 2005 due primarily to the decrease in revenues described above, an increase in rail transportation costs and excess equipment capacity. Our Engineering, Facilities, and Development income from operations increased from a loss of $1.2 million in 2004 to income of $0.7 million in 2005 due primarily to construction on the Honolulu facility and dryer facility revenue changes described above and related margins. The increase in corporate loss from operations from a loss of $6.9 million in 2004 to a loss of $14.0 million in 2005, primarily relates to the $1.5 million of transaction costs and expenses and $6.8 million of stock option redemptions and transaction bonuses associated with the Recapitalization.

Other expense, net, was approximately $32.1 million for the six months ended June 30, 2005, compared to approximately $10.8 million for the six months ended June 30, 2004, representing an increase in other expense of approximately $21.4 million, due to the $19.5 million of debt extinguishment costs associated with the Recapitalization discussed in Note 1, and an increase in interest expense related to increases in market interest rates.

For the six months ended June 30, 2005, we recorded a benefit for income taxes of approximately $8.6 million compared to a provision of $3.8 million for the six months ended June 30, 2004. Our effective tax rate was approximately 38% in the first six months of 2005 compared to 39% in the first six months of 2004. The decrease in the effective tax rate is primarily related to permanent differences for state taxes, meals and entertainment and similar items that are not deductible for federal purposes and therefore reduce the benefit recognized in loss periods. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal sources of funds are cash generated from operating activities and long-term borrowings and equity issuances. We use cash mainly for working capital, capital expenditures, debt service repayment obligations, to pay dividends on capital stock, the repurchase of shares and potential earn-out payments resulting from prior acquisitions. Historically, we have financed our acquisitions principally through the issuance of equity and debt securities, our credit facility, and funds provided by operating activities.

HISTORICAL CASH FLOWS

Cash Flows from Operating Activities -- For the six months ended June 30, 2005, cash flows used in operating activities were approximately $26.4 million compared to cash flow provided of approximately $19.8 million for the same period in 2004, a decrease of approximately $46.2 million. The decrease primarily relates to a net loss applicable to common stock of $23.8 million primarily resulting from transaction costs of $1.5 million, transaction bonuses and stock option redemptions of $6.8 million and debt extinguishment costs of $19.5 million. In addition, we had an increase in the use of working capital of $20.5 million. The increase in working capital relates primarily to a decrease in trade payables between periods, a decrease in interest payable due to the repayment of debt as part of the Recapitalization (See Note 1), an increase in trade receivables relating to timing of customer receipts, a decrease in benefits accruals relating to the timing of cutoff of payroll between periods, and other decreases in deferred revenues and legal reserves and other liabilities.

Cash Flows from Investing Activities -- For the six months ended June 30, 2005, cash flows used by investing activities were approximately $11.4 million compared to approximately $8.8 million for the same period in 2004. This increase is due primarily to a

$2.4 million increase in capital expenditures partially offset by a $0.7 million decrease in proceeds from asset sales. The increase in capital expenditures relates to $2.7 million of capital spent (excluding a project funded from restricted cash) on new facility projects (compared to $1.4 million spent in the first half of last year), and a $0.9 million increase in other capital expenditures.

Cash Flows from Financing Activities -- For the six months ended June 30, 2005, cash flows provided from financing activities were approximately $38.5 million compared to cash flows used of approximately $11.0 million for the same period in 2004, an increase of approximately $49.5 million. The increase primarily relates to proceeds of $37.6 million received from the equity offering (See Note
1) and $1.6 million of proceeds received from the exercise of stock options in 2005, along with a net increase in revolver borrowings to fund cash flows from operating activities, and proceeds from the Senior Credit Facility and the repayment of debt and debt issuance costs related to the Recapitalization summarized in Note 1.

CAPITAL EXPENDITURE REQUIREMENTS

Capital expenditures for the six months ended June 30, 2005, totaled approximately $9.7 million compared to approximately $7.6 million in the same period of 2004. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments and growth. We expect our capital expenditures for 2005 to be approximately $12.0 to $13.0 million, which is in addition to approximately $39.0 million expected to be spent on new facilities in 2005 and 2006.

SENIOR CREDIT FACILITY

On June 21, 2005, the Company closed a $305.0 million new senior secured credit facility (the "Senior Credit Facility") with a syndicate of financial institutions, including affiliates of Banc of America Securities LLC, Lehman Brothers Inc. and CIBC World Markets Corp.

The loan commitments under the Senior Credit Facility are as follows:

     (i)  Revolving Loan up to $95.0 million outstanding at anytime;

     (iv) Term B Loans (which, once repaid, may not be reborrowed) of $180.0 million;

     (v)  Delayed draw senior secured term loan facility of $30.0 million; and

     (iv) Letters of Credit up to $50 million as a subset of the Revolving Loan. At June 30, 2005, the Company had approximately $37.5 million of Letters of Credit outstanding.

Borrowings under the delayed draw term loan will be used to finance new facility construction projects. The new revolver has a five-year maturity and the new term loan and the delayed draw term loan have a seven-year maturity. The Senior Credit Facility is secured by first priority security interests in substantially all of the Company's assets and those of its subsidiaries (other than assets securing nonrecourse debt). There is no amortization of the new term loan or the delayed draw term loan. The Senior Credit Facility includes a term loan that bears interest at LIBOR or prime rate plus a margin (2.25% for Eurodollar loans, and 1.25% for base rate loans), and a revolver that also bears interest at LIBOR or prime rate plus a margin based on a rate schedule (currently 2.75% for Eurodollar loans, at 1.75% for base rate loans). Currently these rates total approximately:

           Eurodollar   Base Rate
           ----------   ---------
Revolver      6.3%         8.0%
Term          5.7%         7.5%

A portion of the proceeds from the Senior Credit Facility were used to repay in full indebtedness under the Company's previous senior credit facility and to tender for all of its $150 million of outstanding 9 1/2% senior subordinated notes due 2009. The Senior Credit Facility allows the Company to pay a significant portion of its excess cash flow to shareholders through cash dividends provided the Company maintains compliance with certain financial covenants and certain other restrictions. The Company expects that the Senior Credit Facility will result in cash interest savings of approximately $4.0 million per year.

The proceeds of the delayed draw term loan will be used to partially fund new facility construction costs in 2005 and 2006. The Company has several new facilities under development which are scheduled to begin operations in the next 18 months. These new facilities will be operated under long-term contracts. The development of these new facilities is consistent with the Company's strategy to pursue new facility opportunities that provide long-term, highly predictable cash flows. These facilities include a composting facility in Kern County, California, an incineration facility upgrade in Woonsocket, Rhode Island, a dewatering facility in Providence, Rhode Island, a dryer facility in Honolulu, Hawaii and a composting facility in Los Palos, California.

The Senior Credit Facility includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Credit Agreement. These mandatory repayment provisions may also reduce the available commitment. The Credit Agreement contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of June 30, 2005. The Credit Agreement is collateralized by substantially all the assets of the Company and expires on December 31, 2012. As of June 30, 2005, the Company had approximately $76.1 million of unused borrowings under the Credit Agreement, including $30.0 million under the delayed draw term loan.

On May 8, 2002, the Company entered into a $150 million amended and restated Senior Credit Agreement (the "Senior Credit Agreement") by and among the Company, Bank of America, N.A., and certain other lenders to fund working capital for acquisitions, to refinance existing debt, to provide working capital for operations, to fund capital expenditures and for other general corporate purposes. On June 21, 2005, the Senior Credit Agreement was completely repaid with the proceeds received from the Senior Credit Facility.

SENIOR SUBORDINATED NOTES

In April 2002, we issued $150 million aggregate in principal amount our 9 1/2% Senior Subordinated Notes due on April 1, 2009 (the "Notes"). The Notes are unsecured senior indebtedness and are guaranteed by all of our existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries ("Guarantors"). As of December 31, 2004, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. and South Kern Industrial Center, LLC, were Guarantors of the Notes. On June 21, 2005, the Notes were repurchased with the proceeds of the Senior Credit Facility.

In 1996, the Maryland Energy Financing Administration issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58.6 million. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now our wholly owned subsidiary known as Synagro -- Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the construction costs of the thermal facilities located in Baltimore County, Maryland, at the site of our Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of our Patapsco Wastewater Treatment Plant. We assumed all obligations associated with the Maryland Project Revenue Bonds in connection with our acquisition of the Bio Gro Division of Waste Management, Inc. in 2000. Maryland Project Revenue Bonds in the aggregate amount of $17.2 million have already been paid, and the remaining Maryland Project Revenue Bonds bear interest at annual rates between 5.85% and 6.45% and mature on dates between December 1, 2005, and December 1, 2016.

In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds in the aggregate amount of $21.3 million. The nonrecourse revenue bonds consist of a face amount of $20.1 million Series 2002-A and a face amount of $1.2 million Series 2002-B (taxable) (collectively, the "Sacramento Bonds"). The Authority loaned the proceeds of the Sacramento Bonds to Sacramento Project Finance, Inc., one of our wholly owned subsidiaries, pursuant to a loan agreement dated December 1, 2002. The loan will finance the acquisition, design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional Sanitation District. The Sacramento Bonds bear interest at annual rates between 4.25% and 5.5% and mature on dates between December 1, 2005, and December 1, 2024.

We believe we will have sufficient cash generated by our operations and available through our existing credit facility to provide for future working capital and capital expenditure requirements that will be adequate to meet our liquidity needs for the foreseeable future, including payment of interest on our Senior Credit Facility and payments on the Maryland Project Revenue Bonds and the Sacramento Bonds. We cannot assure, however, that our business will generate sufficient cash flow from operations, that any cost savings and any operating improvements will be realized or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We make no assurance that we will be able to refinance any of our indebtedness, including our Senior Credit Facility, on commercially reasonable terms or at all.

At June 30, 2005, future minimum principal payments of long-term debt, nonrecourse project revenue bonds, capital lease obligations, estimated interest expense on debt and operating lease obligations are as follows (in thousands):

                                          Noncourse       Capital
                            Long-Term      Project         Lease      Estimated   Operating
Period Ended December 31,     Debt      Revenue Bonds   Obligations    Interest     Leases      Total
-------------------------   ---------   -------------   -----------   ---------   ---------   --------
2005.....................    $    556       $ 3,300       $ 1,485      $ 14,837    $ 4,150    $ 24,328
2006.....................         103         3,480         2,787        14,680      6,015      27,065
2007.....................         108         3,710         3,507        14,293      5,191      26,809
2008.....................          46         3,935         4,129        13,740      4,151      26,001
2009.....................      11,400         4,165           761        13,387      3,953      33,666
2010-2013................     180,000        24,965           134        28,532     11,323     244,954
2014-2018................          --        10,475            --         3,765      1,491      15,731
Thereafter...............          --         8,610            --         1,650      1,000      11,260
                             --------       -------       -------      --------    -------    --------
Total....................    $192,213       $62,640       $12,803      $104,884    $37,274    $409,814
                             ========       =======       =======      ========    =======    ========

Interest expense is estimated because certain of our debt have variable interest rates. For purposes of this estimate, variable interest rates as of June 30, 2005 were utilized.

SERIES D REDEEMABLE PREFERRED STOCK

We have authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share. In 2000, we issued a total of 25,033.601 shares of the Series D Preferred Stock to GTCR Fund VII, L.P. and its affiliates, which were convertible by the holders into a number of shares of our common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by
(ii) the conversion price then in effect. The initial conversion price is $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series D Preferred Stock was senior to our common stock or any other of its equity securities. The liquidation value of each share of Series D Preferred Stock was $1,000 per share. Dividends on each share of Series D Preferred Stock accrued daily at the rate of eight percent per annum on the aggregate liquidation value. Upon conversion of the Series D Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series D Preferred Stock was entitled to one vote per share. Shares of Series D Preferred Stock were subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. On June 21, 2005, holders of our preferred stock converted all of their preferred shares into shares of our existing common stock.

SERIES E REDEEMABLE PREFERRED STOCK

We have authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and our affiliates own 37,497.183 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. own 7,261.504 shares. The Series E Preferred Stock were convertible by the holders into a number of shares of our common stock computed by dividing (i) the sum of
(a) the number of shares to be converted multiplied by the liquidation value and
(b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price was $2.50 per share provided that in order to prevent dilution, the conversion price may be adjusted. The Series E Preferred Stock is senior to our common stock and any other of our equity securities. The liquidation value of each share of Series E Preferred Stock was $1,000 per share. Dividends on each share of Series E Preferred Stock accrued daily at the rate of eight percent per annum on the aggregate liquidation value. Upon conversion of the Series E Preferred Stock by the holders, the holders may elect to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series E Preferred Stock was entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. On June 21, 2005, holders of our preferred stock converted all of their preferred shares into shares of our existing common stock.

WORKING CAPITAL

At June 30, 2005, we had working capital of approximately $39.0 million compared to approximately $15.2 million at December 31, 2004, an increase of approximately $23.8 million. The increase in working capital is principally due to increased accounts receivable, a reduction in accrued interest due to the refinancing of our debt, a reduction in accounts payable and accrued expenses and repayment of a $4.0 million short-term note in February 2005.

ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements can be found under the "Accounting Pronouncements" section of Note (1) to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES AND HEDGING ACTIVITIES

Effective July 1, 2005, the Company entered into interest rate cap agreements. The first is an interest rate collar agreement on a notional amount of $86.5 million, whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles below 3.52% or above 4.50%, in such case the Company would pay 3.52% or 4.50%, as applicable. This swap has no fair market value at June 30, 2005, and matures in November 2006.

Also effective July 1, 2005, the Company entered into an interest rate cap agreement on a notional amount of $73.5 million whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 6% in which case the Company would pay 6%. The Company paid $220,000 to execute this cap. At June 30, 2005, this cap has a fair market value of $181,039, accordingly, $38,961 has been recorded to other expense.

During the second quarter the Company entered into three forward starting fixed rate swap agreements which are not effective until November 13, 2006, and mature in May 2010. The notional amounts for each fixed rate swap are $28 million, and the fixed rates of interest are 4.69%, 4.54%, and 4.21%. These swaps are considered to be cash flow hedges and accordingly the fair value adjustments will be recorded to Other Comprehensive Income. The aggregate liability for the fair value of these agreements was $820,640 at June 30, 2005. This amount, net of tax, totals $492,000 which has been recorded to Other Comprehensive Income for the six months ended June 30, 2005.

On July 24, 2003, the Company entered into two interest rate swap transactions with two financial institutions to hedge the Company's exposure to changes in the fair value on $85 million of its Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on the Company's future interest payments. The terms of the interest rate swap contract and the underlying debt instruments are identical. The Company has designated these swap agreements as fair value hedges. On September 23, 2004, the Company unwound $18 million of these swaps and received a settlement payment of approximately $0.1 million that was deducted from interest expense. On January 6, 2005, the Company unwound the remaining $67 million of interest rate swaps and paid $0.5 million for the settlement of these swaps. At June 21, 2005 the fair value adjustment to the subordinated debt relating to these swaps was $0.7 million and was written off in connection with the refinancing of the Company's debt as discussed above.

The Company previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $1.8 million is reflected in other long-term liabilities at June 30, 2005. The loss recognized during the period ended June 30, 2005 related to the floating-to-fixed interest rate swap agreement was approximately $8,000, while the gain recognized related to the reverse swap agreement was approximately $31,000. The amount of the ineffectiveness of the reverse swap agreement charged to other expense was approximately $23,000 during the six month period ended June 30, 2005.

On June 25, 2001, the Company entered into a reverse swap on its 12% subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in accumulated other comprehensive loss included in stockholders' equity related to the Retired Swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income charged to interest expense during the three and six month period ended June 30, 2005 was approximately $0.1 million and $0.2 million, respectively. On June 21, 2005, the Company wrote off the balance included in Accumulated Other Comprehensive Loss of $0.6 million related to the Retired Swaps as a result of the refinancing of the Company's debt as discussed above.

INTEREST RATE RISK

Total debt at June 30, 2005, included approximately $191.4 million in floating rate debt at a base interest rate plus LIBOR. As a result, our interest cost in 2005 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (i.e. LIBOR) would be approximately $0.7 million.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d - 15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

During the first quarter of 2005 management implemented procedures to correct the weaknesses in our internal control over financial reporting that existed as of December 31, 2004. The weaknesses identified related to imputed interest on receivables associated with a long-term contract and segment disclosures. Technical accounting issues are now required to be analyzed documented and reviewed by appropriate personnel on a timely basis. Management has also hired an independent third party to assist with compliance with Rule 404 of the Sarbanes Oxley Act of 2002.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found under the "Litigation" section of Note (6), "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS,

     On June 1, 2005, the annual meeting of stockholders was held, at which the only item for voting was the election of directors.

Election of Directors:

         DIRECTOR            VOTES FOR   VOTES WITHHELD
         --------            ---------   --------------
Ross M. Patten              42,112,050      1,285,934
Robert C. Boucher, Jr.      42,122,625      1,275,359
Kenneth Ch'uan-k'ai Leung   42,277,867        120,117
David A. Donnini            41,995,829      1,402,155
Vincent J. Hemmer           42,119,625      1,278,359
James B. Mattly             43,374,667         23,217
Gene Meredith               43,138,968        259,016
George E. Sperzel           42,023,879      1,374,105
Alfred Tyler 2nd            43,172,571        225,413
J. Paul Withrow             41,991,356      1,406,628

ITEM 6. EXHIBITS

     Exhibit Index

     1.1 Underwriting Agreement, dated as of June 15, 2005, amoung the Company, the Selling Stockholders listed in Schedule B thereto, and Banc of America Securities LLC, Lehman Brothers Inc. and CIBC World Markets Corp., as representatives of the several underwriters listed in Schedule A thereto (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 21, 2005).

     10.1 Credit Agreement dated as of April 29, 2005, among Synagro Technologies, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Leader and L/C Issuer, Lehman Commercial Paper Inc., as Syndication Agent, and CIBC World Markets Corp., as Documentation Agent (incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on May 23,
          2005).

     10.2 Supplement to Employment Agreement dated May 31, 2005 by and between Mark A. Rome and Synagro Technologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 3, 2005).

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

                                        SYNAGRO TECHNOLOGIES, INC.


Date: August 10, 2005                   By: /s/ Robert C. Boucher, Jr.
                                            ------------------------------------
                                            Chief Executive Officer and Director


Date: August 10, 2005                   By: /s/ J. Paul Withrow
                                            ------------------------------------
                                            Chief Financial Officer and Director

                                  EXHIBIT INDEX

Exhibit
   No     Description
-------   -----------
1.2       Underwriting Agreement, dated as of June 15, 2005, amoung the Company, the Selling Stockholders listed in Schedule B thereto, and Banc of
          America Securities LLC, Lehman Brothers Inc. and CIBC World Markets
          Corp., as representatives of the several underwriters listed in
          Schedule A thereto (incorporated by reference to our Current Report on
          Form 8-K filed with the SEC on June 21, 2005).

10.3      Credit Agreement dated as of April 29, 2005, among Synagro
          Technologies, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Leader and L/C
          Issuer, Lehman Commercial Paper Inc., as Syndication Agent, and CIBC
          World Markets Corp., as Documentation Agent (incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on May 23,
          2005).

10.4      Supplement to Employment Agreement dated May 31, 2005 by and between
          Mark A. Rome and Synagro Technologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 3, 2005).

31.1      Certification of Chief Executive Officer

31.2      Certification of Chief Financial Officer

32.1      Section 1350 Certification of Chief Executive Officer

32.2      Section 1350 Certification of Chief Financial Officer