Form 10-Q
period 2005-09-30
SYNAGRO TECHNOLOGIES INC
filed 2005-11-09
CIK 895565

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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

                                 Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            CLASS               OUTSTANDING AT NOVEMBER 4, 2005
-----------------------------   -------------------------------
Common stock, par value $.002              72,448,841

                           SYNAGRO TECHNOLOGIES, INC.

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ..........................................     3

Condensed Consolidated Balance Sheets as of September 30, 2005
   (Unaudited), and December 31, 2004 (Derived From Audited Financial
   Statements) ........................................................

Condensed Consolidated Statements of Operations for the Three and Nine
   Months Ended September 30, 2005 and 2004 (Unaudited) ...............     4

Condensed Consolidated Statement of Stockholders' Equity for the Nine
   Months Ended September 30, 2005 (Unaudited) ........................     5

Condensed Consolidated Statements of Cash Flows for the Nine Months
   Ended September 30, 2005 and 2004 (Unaudited) ......................     6

Notes to Condensed Consolidated Financial Statements ..................     7

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations ..............................................    22

Item 3. Quantitative and Qualitative Disclosures About Market Risk ....    31

Item 4. Controls and Procedures .......................................    32

PART II - OTHER INFORMATION

Item 1. Legal Proceedings .............................................    33

Item 6. Exhibits ......................................................    33

                            SYNAGRO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                  2005           2004
                                                             -------------   ------------
                                                              (UNAUDITED)      (DERIVED
                                                                             FROM AUDITED
                                                                               FINANCIAL
                                                                              STATEMENTS)
                          ASSETS

Current Assets:
   Cash and cash equivalents .............................      $    250       $    326
   Restricted cash .......................................         1,879            655
   Accounts receivable, net ..............................        76,550         63,891
   Costs and estimated earnings in excess of billings ....         3,559          8,099
   Prepaid expenses and other current assets .............        13,572         11,793
   Deferred tax assets ...................................         2,900          4,240
                                                                --------       --------
      Total current assets ...............................        98,710         89,004
Property, machinery & equipment, net .....................       224,337        225,541
Other Assets:
   Costs and estimated earnings in excess of billings ....         3,837          4,704
   Goodwill ..............................................       172,037        171,855
   Restricted cash -- construction fund ..................           910          1,988
   Restricted cash -- debt service fund ..................         9,331          7,287
   Other, net ............................................        14,961         14,645
                                                                --------       --------
      Total assets .......................................      $524,123       $515,024
                                                                ========       ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short term debt .......................................      $     --       $  4,000
   Current maturities of long-term debt ..................           608            848
   Current maturities of nonrecourse project revenue
      bonds ..............................................         3,300          3,300
   Current maturities of capital lease obligations .......         2,778          3,028
   Accrued interest payable ..............................         1,547          4,018
   Accounts payable and accrued expenses .................        49,558         58,651
                                                                --------       --------
      Total current liabilities ..........................        57,791         73,845
Long-Term Debt:
   Long-term debt obligations, net .......................       188,681        178,453
   Nonrecourse project revenue bonds, net ................        59,048         59,028
   Capital lease obligations, net ........................         9,198         11,318
                                                                   -----         ------
      Total long-term debt ...............................       256,927        248,799
   Other long-term liabilities ...........................        18,749         28,529
                                                                --------       --------
      Total liabilities ..................................       333,467        351,173

Commitments and Contingencies

Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding in 2004, none outstanding in 2005,
   redeemable at $1,000 per share ........................            --         95,126

Stockholders' Equity:
   Preferred stock, $.002 par value, 10,000,000 shares
      authorized, none issued or outstanding .............            --             --
   Common stock, $.002 par value, 100,000,000 shares
      authorized, 72,328,041 and 19,809,621 shares issued
      and outstanding in 2005 and 2004, respectively .....           145             40
Additional paid in capital ...............................       203,323         73,358
Accumulated deficit ......................................       (12,976)        (3,875)
Accumulated other comprehensive income (loss) ............           164           (798)
                                                                --------       --------
      Total stockholders' equity .........................       190,656         68,725
                                                                --------       --------
      Total liabilities and stockholders' equity .........      $524,123       $515,024
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                              -------------------------   -------------------------
                                                                                  2005          2004          2005          2004
                                                                              -----------   -----------   -----------   -----------
Revenue ...................................................................   $    88,238   $    85,940   $   247,984   $   240,764
Cost of services ..........................................................        70,495        66,567       201,232       190,164
                                                                              -----------   -----------   -----------   -----------
Gross profit ..............................................................        17,743        19,373        46,752        50,600
Selling, general and administrative expenses ..............................         6,417         6,128        17,976        17,649
Transaction costs and expenses ............................................            --            --         1,517            --
Stock option redemptions and transaction bonuses ..........................            --            --         6,805            --
Special charge ............................................................            --           320            --           320
(Gain) loss on sale of assets .............................................        (2,375)           42        (2,580)         (850)
                                                                              -----------   -----------   -----------   -----------
   Income from operations .................................................        13,701        12,883        23,034        33,481
Other expense:
   Interest expense, net ..................................................         4,711         5,677        17,312        16,428
   Debt extinguishment costs ..............................................            --            --        19,487            --
   Other expense (income), net ............................................          (175)           35          (116)           35
                                                                              -----------   -----------   -----------   -----------
      Total other expense, net ............................................         4,536         5,712        36,683        16,463
                                                                              -----------   -----------   -----------   -----------
Income (loss) before provision for income taxes ...........................         9,165         7,171       (13,649)       17,018
   Provision (benefit) for income taxes ...................................         4,027         2,796        (4,548)        6,637
                                                                              -----------   -----------   -----------   -----------
Net income (loss) before preferred stock dividends ........................         5,138         4,375        (9,101)       10,381
Preferred stock dividends .................................................            --         2,237         9,587         6,551
                                                                              -----------   -----------   -----------   -----------
Net income (loss) applicable to common stock ..............................   $     5,138   $     2,138   $   (18,688)  $     3,830
                                                                              ===========   ===========   ===========   ===========
Earnings (loss) per share:
   Basic net earnings (loss) per share ....................................   $      0.07   $      0.11   $     (0.47)  $      0.19
                                                                              ===========   ===========   ===========   ===========
   Diluted net earnings (loss) per share ..................................   $      0.07   $      0.07   $     (0.47)  $      0.18
                                                                              ===========   ===========   ===========   ===========
Weighted average shares outstanding:
   Weighted average shares outstanding for basic earnings
      per share calculation ...............................................    72,130,712    19,775,821    39,350,721    19,775,821
   Effect of dilutive stock options .......................................     1,528,965       515,777            --       478,547
   Effect of convertible preferred stock under the "if converted" method ..            --    38,741,956            --    37,982,012
                                                                              -----------   -----------   -----------   -----------
   Weighted average shares outstanding for diluted earnings per share .....    73,659,677    59,033,554    39,350,721    58,236,380
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

                           SYNAGRO TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                           ACCUMULATED
                                                COMMON STOCK     ADDITIONAL                   OTHER
                                             ------------------    PAID-IN   ACCUMULATED  COMPREHENSIVE            COMPREHENSIVE
                                               SHARES    AMOUNT    CAPITAL     DEFICIT    INCOME (LOSS)    TOTAL   INCOME (LOSS)
                                             ----------  ------  ----------  -----------  -------------  --------  -------------
BALANCE, January 1, 2005 ..................  19,809,621   $ 40   $ 73,358    $ (3,875)        $(798)     $ 68,725      $    --
   Change in other comprehensive income
      (loss) ..............................          --     --         --          --           962           962          962
   Preferred stock dividends ..............          --     --     (9,587)         --            --        (9,587)          --
   Common stock dividends .................          --     --     (7,222)         --            --        (7,222)          --
   Exercise of options ....................   1,330,497      3      3,345          --            --         3,348           --
   Tax benefit from exercise of stock
      options .............................          --     --      1,176          --            --         1,176           --
   Issuance of common shares, net of
      issuance costs of $2,358 ............   9,302,326     18     37,623          --            --        37,641           --
   Conversion of preferred shares .........  41,885,597     84    104,630          --            --       104,714           --
   Net loss before preferred stock
      dividends ...........................          --     --         --      (9,101)           --        (9,101)      (9,101)
                                             ----------   ----   --------    --------         -----      --------      -------
BALANCE, September 30, 2005 ...............  72,328,041   $145   $203,323    $(12,976)        $ 164      $190,656      $(8,139)
                                             ==========   ====   ========    ========         =====      ========      =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           SYNAGRO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                             2005       2004
                                                                                          ---------   --------
Cash flows from operating activities:
   Net income (loss) applicable to common stock ..................................        $ (18,688)  $  3,830
   Adjustments to reconcile net income applicable to common stock to net cash provided (used) by operating activities:
      Preferred stock dividends and warrant accretion ............................            9,587      6,551
      Bad debt expense ...........................................................              500        150
      Depreciation and amortization ..............................................           15,960     14,346
      Amortization and write-off of debt financing costs .........................            5,232        930
      Provision (benefit) for deferred income taxes ..............................           (5,535)     6,504
      Tax benefit from exercise of stock options .................................            1,176         --
      Gain on sale of property, machinery and equipment ..........................           (2,580)      (850)
      (Increase) decrease in the following, net:
         Accounts receivable .....................................................          (13,160)    (4,701)
         Costs and estimated earnings in excess of billings ......................            5,407     (1,929)
         Prepaid expenses and other current assets ...............................            2,053     (3,170)
      Increase (decrease) in the following, net:
         Accrued interest payable ................................................           (2,471)     4,408
         Accounts payable and accrued expenses and other long-term liabilities ...          (12,895)     1,242
                                                                                          ---------   --------
   Net cash provided (used) by operating activities ..............................          (15,414)    27,311
                                                                                          ---------   --------
Cash flows from investing activities:
      Purchase of business and earnout payments ..................................             (253)      (804)
      Purchases of property, machinery and equipment .............................          (13,914)   (11,534)
      Proceeds from sale of property, machinery and equipment ....................            4,141      1,764
      Facility construction funded by restricted cash ............................           (1,648)    (8,699)
      Decrease in restricted cash for facility construction ......................            1,648      8,699
      Increase in other restricted cash accounts .................................           (3,838)    (1,515)
      Other ......................................................................                3       (262)
                                                                                          ---------   --------
Net cash used by investing activities ............................................          (13,861)   (12,351)
                                                                                          ---------   --------
Cash flows from financing activities:
      Payments of debt ...........................................................         (180,318)   (18,155)
      Proceeds from debt .........................................................          180,000         --
      Net increase in bank revolver borrowings ...................................            3,400      3,500
      Debt issuance costs ........................................................           (7,650)      (176)
      Proceeds from equity offering ..............................................           37,641         --
      Dividends on common stock ..................................................           (7,222)        --
      Proceeds from exercise of options ..........................................            3,348         --
                                                                                          ---------   --------
Net cash provided (used) by financing activities .................................           29,199    (14,831)
                                                                                          ---------   --------
Net increase (decrease) in cash and cash equivalents .............................              (76)       129
Cash and cash equivalents, beginning of period ...................................              326        206
                                                                                          ---------   --------
Cash and cash equivalents, end of period .........................................        $     250   $    335
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

                           SYNAGRO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

GENERAL

The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc., a Delaware corporation, ("Synagro") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of such financial statements for the periods indicated. Certain information relating to Synagro's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, Synagro believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Synagro's Annual Report on Form 10-K/A, for the year ended December 31, 2004.

The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the "Notes to Consolidated Financial Statements" in the Company's Form 10-K/A for the year ended December 31, 2004.

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

RECAPITALIZATION

On June 21, 2005, the Company closed a new $305.0 million senior secured credit facility (See Note 4), repaid $196.9 million of debt under its previously outstanding senior credit agreement and 9-1/2% senior subordinated notes due 2009, converted all outstanding shares of preferred stock into 41,885,597 shares of common stock, and completed a $160.0 million offering of 9,302,326 primary shares and 27,847,674 secondary shares of common stock at an offering price of $4.30 per share. The new credit facility allows the Company to pay dividends and is expected to result in cash interest savings of over $4.0 million annualized when compared to the interest costs of the Company's previously outstanding senior and subordinated debt. The new credit facility, debt repayment, preferred stock conversion, and primary and secondary common stock offering are collectively referred to herein as the "Recapitalization".

The Company incurred certain costs and write-offs relating to the Recapitalization, including $1.5 million of transaction costs and expenses, $5.5 million for stock option redemptions, $1.3 million for transaction bonuses and $19.5 million of debt extinguishment costs. The $5.5 million charge for stock options redeemed relates to 3,043,000 options that were redeemed for $5.5 million of cash. The Company also recognized as dividends $4.4 million of previously unrecognized accretion on its preferred stock. These costs, write-offs and accretion have been included in the Company's statements of operations for the nine months ended September 30, 2005.

The Company's board of directors adopted a dividend policy, effective upon the closing of the Recapitalization, pursuant to which the Company paid its initial quarterly dividend of $0.10 per share, or $7.2 million in August 2005 and expects to continue to pay quarterly dividends at an annual rate of approximately $0.40 per share, but only if and to the extent dividends are declared by the Company's board of directors and permitted by applicable law and by the terms of our new senior secured credit facility (See Note 4). Dividend payments are not guaranteed and the Company's board of directors may decide, in its absolute discretion, at any time and for any reason, not to pay dividends. Dividends on the Company's common stock are not cumulative.

The Company received total net proceeds from the sale of primary shares in the offering of approximately $37.6 million, after deducting underwriting discounts and commissions and offering expenses. The Company used the net proceeds from this offering, together with $189.9 million of borrowings under the new credit facility and other borrowings after the closing of the Recapitalization on June 21, 2005, as follows:

     - $47.3 million to repay in full indebtedness under the previously existing credit facility (including accrued interest of $0.4 million);

     - $8.6 million to pay fees and expenses associated with the establishment of the new credit facility and the repayment of the existing credit facility and other related fees and expenses;

     - $166.3 million to repurchase all of the Company's outstanding 9 1/2% notes (including tender premium of $13.2 million and accrued interest of $3.1 million);

     - $5.5 million associated with the redemption of a portion of outstanding options to purchase shares of common stock held by certain members of the Company's senior management and board of directors; and

     - $1.3 million to pay transaction bonuses to certain members of the Company's senior management.

ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Companies must disclose in both annual and interim financial statements the method used to account for stock-based compensation. The Company will continue to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans. Other than the $5.5 million of compensation expense recognized in connection with the stock option redemptions related to the Recapitalization, no compensation cost has been recognized in the accompanying condensed consolidated financial statements for the Company's stock option plans.

If the Company elected to apply SFAS No. 123, the Company's net income (loss) and income (loss) per diluted share would have approximated the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                                  SEPT. 30,           SEPT. 30,
                                                                             ------------------   -----------------
                                                                                2005     2004       2005      2004
                                                                               ------   ------    --------   ------
Net income (loss) applicable to common stock, as reported ................     $5,138   $2,138    $(18,688)  $3,830
Plus: Compensation recognized on option redemptions, per APB 25 net
   of tax ................................................................         --       --       3,404       --
Less: Compensation expense per SFAS No. 123, net of tax ..................        249      313       1,601      875
                                                                               ------   ------    --------   ------
Pro forma after effect of SFAS No. 123 ...................................     $4,889   $1,825    $(16,885)  $2,955
                                                                               ======   ======    ========   ======
Basic income (loss) per share, as reported ...............................     $ 0.07   $ 0.11    $  (0.47)  $ 0.19
Pro forma basic income (loss) per share after effect of SFAS No. 123 .....     $ 0.07   $ 0.09    $  (0.43)  $ 0.15
Diluted income (loss) per share, as reported .............................     $ 0.07   $ 0.07    $  (0.47)  $ 0.18
Pro forma diluted income (loss) per share after effect of SFAS No. 123 ...     $ 0.07   $ 0.07    $  (0.43)  $ 0.15

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average per share fair value of $4.31 and $2.51 for grants made during the nine months ended September 30, 2005 and 2004, respectively. The following assumptions were used for option grants made during the nine months ended September 30, 2005 and 2004, respectively: expected volatility of 264% and 111%; risk-free interest rates of 4.08% and 4.33%; expected lives of up to ten years, and expected dividends to be paid. For the quarter ended September 30, 2005 there were no options granted. For the quarter ended September 30, 2004, the weighted average fair value per share was $2.11. The following assumptions were used for option grants during the three months ended September 30, 2004: expected volatility 80%; risk free interest rate of 4.24%; expected lives of up to ten years, and expected dividends to be paid. The compensation expense included in the above pro forma data may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

In December 2004, SFAS No. 123 "Accounting for Stock-Based Compensation" was revised ("SFAS No. 123R"). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires that companies record compensation expense for employee stock option awards. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. The Company is in the process of evaluating the impact of the implementation of SFAS No. 123R.

In March 2005, FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations - An interpretation of FASB Statement No. 143", was issued. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 will be effective no later than the end of fiscal periods ending after December 15, 2005. The Company is in the process of evaluating the impact of the implementation of FIN 47.

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

Allowance for Doubtful Accounts -- The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Accounts are written off periodically during the year as they are deemed uncollectible when collection efforts have been unsuccessful. The allowance for doubtful accounts was approximately $1.3 million at September 30, 2005 and $1.2 million at December 31, 2004.

Loss Contracts -- The Company evaluates its revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations. An accrual for loss contracts was not required as of September 30, 2005.

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

The Company regularly incurs costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operation of facilities. The Company has recorded $11.2 million in property and long-term assets related to these activities at September 30, 2005, compared to $29.2 million at December 31, 2004 (approximately $9.4 million and $21.8 million are classified as construction in progress at September 30, 2005 and December 31, 2004, respectively). The decrease as of September 30, 2005 is primarily due to the Sacramento biosolids facility, which commenced operations in December 2004 and is now being depreciated. As required under current accounting standards, the Company reviews the status of each of these projects to determine if these costs are realizable.

Goodwill -- Goodwill attributable to the Company's reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually at year end or more frequently if factors indicate that an impairment may have occurred prior to that time.

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

(2) COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Activity of the Company's costs and estimated earnings in excess of billings consists of the following:

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                2005           2004
                                                           -------------   ------------
                                                                  (IN THOUSANDS)
Costs and estimated earnings on contracts in progress...     $ 38,021        $ 20,262
Less -- Billings to date ...............................      (30,625)         (7,459)
                                                             --------        --------
Costs and estimated earnings in excess of billings
   on uncompleted contracts ............................     $  7,396        $ 12,803
                                                             ========        ========
Current assets .........................................     $  3,559        $  8,099
Non current assets .....................................        3,837           4,704
                                                             --------        --------
Total ..................................................     $  7,396        $ 12,803
                                                             ========        ========

Accounts payable includes approximately $6.0 and $6.5 million at September 30, 2005 and December 31, 2004, respectively, for contracts accounted for under the percentage of completion method of accounting, the majority of which is not payable until the Company collects its customer billings on the related contracts.

(3) SHORT-TERM DEBT

In August 2004, the Company entered into a $4.0 million short term note with a bank for the purchase of land. The note bore interest at LIBOR or prime plus a margin and was repaid in February 2005 with borrowings on the Company's revolving line of credit. The Company plans to use the land as part of the development of a compost facility in Southern California.

(4) LONG-TERM DEBT OBLIGATIONS

Long-term debt obligations consist of the following:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           2005           2004
                                                      -------------   ------------
                                                             (IN THOUSANDS)
$305 million Senior Credit Facility -
   Revolving line of credit .......................     $  8,500        $     --
   Term loans .....................................      180,000              --
$150 million Senior Credit Agreement, repaid on
   June 21, 2005 -
   Revolver .......................................           --           5,100
   Term loan ......................................           --          23,867
Subordinated debt, repaid on June 21, 2005 ........           --         150,000
Fair value adjustment of subordinated debt as a
   result of interest rate swaps ..................           --            (534)
Notes payable to former owners ....................          782             855
Other notes payable ...............................            7              13
                                                        --------        --------
      Total debt ..................................      189,289         179,301
Less: Current maturities ..........................         (608)           (848)
                                                        --------        --------
      Long-term debt, net of current maturities ...     $188,681        $178,453
                                                        ========        ========

SENIOR CREDIT FACILITY

On June 21, 2005, the Company closed a new $305.0 million senior secured credit facility (the "Senior Credit Facility") with a syndicate of financial institutions, including affiliates of Banc of America Securities LLC, Lehman Brothers Inc. and CIBC World Markets Corp. A portion of the proceeds received from the Senior Credit Facility were used to repay the Company's $150 million amended and restated senior credit agreement, entered into on May 8, 2002 by and among the Company, Bank of America, N.A. and certain other lenders (the "Senior Credit Agreement").

The loan commitments under the Senior Credit Facility are as follows:

     (i)  Revolving Loan up to $95.0 million outstanding at anytime;

     (ii) Term B Loans (which, once repaid, may not be reborrowed) of $180.0 million;

     (iii) Delayed draw senior secured term loan facility of $30.0 million; and

     (iii) Letters of Credit up to $50 million as a subset of the Revolving Loan. At September 30, 2005, the Company had approximately $37.5 million of Letters of Credit outstanding.

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

                              Eurodollar   Base Rate
                              ----------   ---------
Revolver (LIBOR plus 2.75%)      6.5%         8.5%
Term (LIBOR plus 2.25%)          6.2%         8.0%

A portion of the proceeds from the Senior Credit Facility were used to repay in full indebtedness under the Company's previous Senior Credit Agreement and to tender for all of its $150 million of outstanding 9 1/2% senior subordinated notes due 2009. The Senior Credit Facility allows the Company to pay a significant portion of its excess cash flow to shareholders through cash dividends provided the Company maintains compliance with certain financial covenants and certain other restrictions.

The proceeds of the delayed draw term loan will be used to partially fund new facility construction costs in 2005 and 2006. The Company has several new facilities under development that are scheduled to begin operations in the next 18 months. These new facilities will be operated under long-term contracts. The development of these new facilities is consistent with the Company's strategy to pursue new facility opportunities that provide long-term, highly predictable cash flows. These facilities include a composting facility in Kern County, California, an incineration facility upgrade in Woonsocket, Rhode Island, a dewatering facility in Providence, Rhode Island, a dryer facility in Honolulu, Hawaii and a composting facility in Los Palos, California.

The Senior Credit Facility includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Facility. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of September 30, 2005. As of September 30, 2005, the Company had approximately $78.9 million of unused borrowings under the Senior Credit Facility, including $30.0 million under the delayed draw term loan.

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

DERIVATIVES AND HEDGING ACTIVITIES

Effective July 1, 2005, the Company entered into two interest rate agreements. The first is an interest rate collar agreement on a notional amount of $86.5 million, whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles below 3.52% or above 4.50%, in either such event the Company would pay 3.52% or 4.50%, as applicable. This swap's value was a liability of approximately $0.1 million at September 30, 2005, which has been recorded to Other Expense.

Also effective July 1, 2005, the Company entered into an interest rate cap agreement on a notional amount of $73.5 million whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 6%, in which case the Company would pay 6%. The Company paid $220,000 to execute this cap. At September 30, 2005, this cap has a fair market value of approximately $0.2 million;, accordingly, $228 which has been recorded to Other Expense.

During the second quarter, the Company entered into three forward starting fixed rate swap agreements which are not effective until November 13, 2006, and mature in May 2010. The notional amount for each fixed rate swap is $28 million, and the fixed rates of interest are 4.69%, 4.54%, and 4.21%. These swaps are considered to be cash flow hedges and accordingly the fair value adjustments will be recorded to Other Comprehensive Income. The aggregate liability for the fair value of these agreements was approximately $0.3 million at September 30, 2005. This amount, net of tax, totals approximately $0.2 million which has been recorded to Accumulated Other Comprehensive Income for the nine months ended September 30, 2005.

On July 24, 2003, the Company entered into two interest rate swap transactions with two financial institutions to hedge the Company's exposure to changes in the fair value on $85 million of its Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on the Company's future interest payments. The terms of the interest rate swap contract and the underlying debt instruments were identical. The Company designated these swap agreements as fair value hedges. On September 23, 2004, the Company unwound $18 million of these swaps and received a settlement payment of approximately $0.1 million that was deducted from interest expense. On January 6, 2005, the Company unwound the remaining $67 million of interest rate swaps and paid $0.5 million for the settlement of these swaps. At June 21, 2005 the fair value adjustment to the subordinated debt relating to these swaps was $0.7 million and was written off in connection with the Recapitalization as discussed above.

The Company previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company's reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $1.9 million is reflected in other long-term liabilities at September 30, 2005. The loss recognized during the period ended September 30, 2005 related to the floating-to-fixed interest rate swap agreement was approximately $0.3 million, while the gain recognized related to the reverse swap agreement was approximately $0.3 million. The amount of the ineffectiveness of the reverse swap agreement charged to Other Expense was less than $27,000 during the nine month period ended September 30, 2005.

On June 25, 2001, the Company entered into a reverse swap on its 12% subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in Accumulated Other Comprehensive Loss included in Stockholders' Equity related to the Retired Swaps was being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income charged to interest expense during nine month period ended September 30, 2005 was approximately $0.2 million. On June 21, 2005, the Company wrote off the balance included in Accumulated Other Comprehensive Loss of $0.6 million related to the Retired Swaps as a result of the Recapitalization as discussed above.

(5)  NONRECOURSE PROJECT REVENUE BONDS

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                           2005           2004
                                                                      -------------   ------------
                                                                             (IN THOUSANDS)
Maryland Energy Financing Administration Limited
   Obligation Solid Waste Disposal Revenue Bonds, 1996 series --
   Revenue bonds due 2005 at stated interest rate of 5.85% ........      $ 2,710         $ 2,710
   Term revenue bond due 2010 at stated interest rate of 6.30% ....       16,295          16,295
   Term revenue bond due 2016 at stated interest rate of 6.45% ....       22,360          22,360
                                                                         -------         -------
                                                                          41,365          41,365
California Pollution Control Financing Authority Solid Waste
   Revenue Bonds -- Series 2002A -- Revenue bonds due 2008 to
   2024 at stated interest rates of 4.375% to 5.50%, net of
   discount of $291 ...............................................       19,783          19,766
Series 2002B-- Revenue bonds due 2005 to 2006 at stated interest
   rate of 4.25%, net of discount of $1 ...........................        1,200           1,197
                                                                         -------         -------
                                                                          20,983          20,963
                                                                         -------         -------
Total nonrecourse project revenue bonds ...........................       62,348          62,328
   Less: Current maturities .......................................       (3,300)         (3,300)
                                                                         -------         -------
   Nonrecourse project revenue bonds, net of current maturities ...      $59,048         $59,028
                                                                         =======         =======
Amounts recorded in other assets as restricted cash - debt
   service fund ...................................................      $ 9,331         $ 7,287
                                                                         =======         =======

MARYLAND PROJECT REVENUE BONDS

In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58.6 million. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now the Company's wholly owned subsidiary known as Synagro-Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Maryland Project Revenue Bonds in connection with its acquisition of the Bio Gro division of Waste Management, Inc. ("Bio Gro") in 2000. Maryland Project Revenue Bonds in the aggregate amount of approximately $17.2 million have already been repaid. The remaining Maryland Project Revenue Bonds bear interest at annual rates between 5.85% and 6.45% and mature on dates between December 1, 2005, and December 1, 2016.

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

Synagro-Baltimore, L.L.C. guarantees the performance of services under the underlying service agreements with the City of Baltimore. Under the terms of the Bio Gro acquisition purchase agreement, Waste Management, Inc. also guarantees the performance of services under those service agreements. The Company has agreed to pay Waste Management $0.5 million per year beginning in 2007 until the Maryland Project Revenue Bonds are paid or its guarantee is removed. Neither Synagro-Baltimore, L.L.C. nor Waste Management has guaranteed payment of the Maryland Project Revenue Bonds or the loan funded by the Maryland Project Revenue Bonds.

The loan agreement, based on the terms of the related indenture, requires that the Company place certain monies in restricted fund accounts and that those funds be used for various designated purposes (e.g., debt service reserve funds, bond funds, etc.). Monies in these funds will remain restricted until the Maryland Project Revenue Bonds are paid.

At September 30, 2005, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $52.9 million and restricted cash of approximately $8.6 million, of which approximately $7.6 million is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company's request.

SACRAMENTO PROJECT BONDS

In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds in the aggregate amount of $20.9 million (net of original issue discount of $0.4 million). The nonrecourse revenue bonds consist of $19.7 million (net of original issue discount of $0.4 million) Series 2002-A and $1.2 million (net of original issue discount of $9,000) Series 2002-B (collectively, the "Sacramento Bonds"). The Authority loaned the proceeds of the Sacramento Bonds to Sacramento Project Finance, Inc., a wholly owned subsidiary of the Company, pursuant to a loan agreement dated December 1, 2002. The purpose of the loan is to finance the design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional County Sanitation District ("Sanitation District"). The Sacramento Bonds bear interest at annual rates between 4.25% and 5.50% and mature on dates between December 1, 2006, and December 1, 2024. The Sacramento facility commenced commercial operations in December 2004.

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

At September 30, 2005, the Sacramento Bonds are partially collateralized by restricted cash of approximately $3.6 million, of which approximately $1.7 million is in a debt service fund that is established to secure certain payments and can be utilized to make the final payment at the Company's request, and the remainder is reserved for construction costs expected to be paid. The Company is not a guarantor of the Sacramento Bonds or the loan funded by the Sacramento Bonds.

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

In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. The Company estimated its exposure at approximately $1.0 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company believes accruals of approximately $1.0 million as of September 30, 2005, are adequate to provide for its exposures. The final resolution of these exposures could be substantially different from the amount recorded.

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

(7)  EARNINGS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income before preferred stock dividends by the total of the weighted average number of common shares outstanding for the period, the weighted average number of shares of common stock that would be issued assuming conversion of the Company's preferred stock, and potential common shares for options and warrants outstanding determined using the treasury stock method.

The following table summarizes the net income (loss) and weighted average shares to reconcile basic EPS and diluted EPS for the three and nine months ended September 30, 2005 and 2004.

                                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                                           -------------------------   -------------------------
                                                                               2005          2004         2005           2004
                                                                           -----------   -----------   -----------   -----------
                                                                                      (IN THOUSANDS EXCEPT SHARE DATA)
Net income (loss) applicable to common stock:
Net income (loss) before preferred stock dividends .....................   $     5,138   $     4,375   $    (9,101)  $    10,381
Preferred stock dividends ..............................................            --         2,237         9,587         6,551
                                                                           -----------   -----------   -----------   -----------
Net income (loss) applicable to common stock ...........................   $     5,138   $     2,138   $   (18,688)  $     3,830
                                                                           ===========   ===========   ===========   ===========

Earnings (loss) per share:
   Basic earnings (loss) per share .....................................   $      0.07   $      0.11   $     (0.47)  $      0.19
                                                                           ===========   ===========   ===========   ===========
   Diluted earnings (loss) per share ...................................   $      0.07   $      0.07   $     (0.47)  $      0.18
                                                                           ===========   ===========   ===========   ===========

Weighted average shares outstanding for basic earnings per share .......    72,130,712    19,775,821    39,350,721    19,775,821
Effect of dilutive stock options .......................................     1,528,965       515,777            --       478,547
Effect of convertible preferred stock under the "if converted" method ..            --    38,741,956            --    37,982,012
                                                                           -----------   -----------   -----------   -----------
Weighted average shares outstanding for diluted earnings per share .....    73,659,677    59,033,554    39,350,721    58,236,380
                                                                           ===========   ===========   ===========   ===========

Basic and diluted EPS are the same for the nine months ended September 30, 2005 because diluted EPS was less dilutive than basic EPS ("antidilutive"). Accordingly, 27,427,500 shares representing potential common shares have been excluded from the diluted EPS calculation for the nine months ended September 30, 2005.

(8)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 4, as of September 30, 2005, all of the Company's 100% owned domestic subsidiaries, except the subsidiaries formed to own and operate the compost project in Southern California, South Kern Industrial Center, L.L.C., the Sacramento biosolids processing facility, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc., and Philadelphia Biosolids Services, L.L.C. (collectively the "Non-Guarantor Subsidiaries"), are Guarantors of the Company's Senior Credit Facility. As of December 31, 2004, the Guarantors were guarantors of the Senior Credit Agreement and the Notes. Each of the Guarantors is 100% owned by the Company and the guarantees are full, unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheets have been presented as of September 30, 2005 and December 31, 2004. The condensed consolidated statements of operations and of cash flows have also been presented for the three and nine month period ended September 30, 2005 with no comparable period in the prior year as the Non-Guarantor Subsidiaries had no operations until December 2004.

                          CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                                                       NON-
                                                                      GUARANTOR      GUARANTOR
                                                          PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                         --------   ------------   ------------   ------------   ------------
                        ASSETS
Current Assets:
   Cash and cash equivalents .........................   $     85     $     54        $   111      $      --       $    250
   Restricted cash ...................................         --          954            925             --          1,879
   Accounts receivable, net ..........................         --       75,799            751             --         76,550
   Note receivable, current ..........................         --          214             --             --            214
   Prepaid expenses and other current assets .........      2,900       16,829             88             --         19,817
                                                         --------     --------        -------      ---------       --------
      Total current assets ...........................      2,985       93,850          1,875             --         98,710
Property, machinery & equipment, net .................         --      200,526         23,811             --        224,337
Other Assets:
   Goodwill ..........................................         --      172,037             --             --        172,037
   Investments in subsidiaries .......................     93,870           --             --        (93,870)            --
   Intercompany ......................................    291,978           --             --       (291,978)            --
   Restricted cash -- construction fund ..............         --           --            910             --            910
   Restricted cash -- debt service fund ..............         --        7,605          1,726             --          9,331
   Other, net ........................................      7,401        8,500          2,897             --         18,798
                                                         --------     --------        -------      ---------       --------
      Total assets ...................................   $396,234     $482,518        $31,219      $(385,848)      $524,123
                                                         ========     ========        =======      =========       ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt ..............   $     --     $    608        $    --      $      --       $    608
   Current maturities of nonrecourse project
      revenue bonds ..................................         --        2,710            590             --          3,300
   Current maturities of capital lease obligations ...         --        2,778             --             --          2,778
   Accrued interest payable ..........................        290          888            369             --          1,547
   Accounts payable and accrued expenses .............         --       48,862            696             --         49,558
                                                         --------     --------        -------      ---------       --------
      Total current liabilities ......................        290       55,846          1,655             --         57,791
Long-Term Debt:
   Long-term debt obligations, net ...................    188,500          181             --             --        188,681
   Nonrecourse project revenue bonds, net ............         --       38,655         20,393             --         59,048
   Intercompany ......................................         --      291,774            204       (291,978)            --
   Capital lease obligations, net ....................         --        9,198             --             --          9,198
                                                         --------     --------        -------      ---------       --------
      Total long-term debt ...........................    188,500      339,808         20,597       (291,978)       256,927
Other long-term liabilities ..........................     16,788        1,961             --             --         18,749
                                                         --------     --------        -------      ---------       --------
      Total liabilities ..............................    205,578      397,615         22,252       (291,978)       333,467
Commitments and Contingencies
Stockholders' Equity:
   Capital ...........................................    203,468       36,339          8,518        (44,857)       203,468
   Accumulated deficit ...............................    (12,976)      48,564            449        (49,013)       (12,976)
   Accumulated other comprehensive income ............        164           --             --             --            164
                                                         --------     --------        -------      ---------       --------
      Total stockholders' equity .....................    190,656       84,903          8,967        (93,870)       190,656
                                                         --------     --------        -------      ---------       --------
Total liabilities and stockholders' equity ...........   $396,234     $482,518        $31,219      $(385,848)      $524,123
                                                         ========     ========        =======      =========       ========

                          CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2004
                             (DOLLARS IN THOUSANDS)

                                                                                             NON-
                                                                            GUARANTOR     GUARANTOR
                                                                 PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                --------  ------------  ------------  ------------  ------------
                        ASSETS
Current Assets:
   Cash and cash equivalents .................................  $     99    $     21       $   206     $      --      $    326
   Restricted cash ...........................................        --         655            --            --           655
   Accounts receivable, net ..................................        --      63,367           524            --        63,891
   Note receivable, current ..................................        --         218            --            --           218
   Prepaid expenses and other current assets .................     4,240      19,663            11            --        23,914
                                                                --------    --------       -------     ---------      --------
      Total current assets ...................................     4,339      83,924           741            --        89,004
Property, machinery & equipment, net .........................        --     202,659        22,882            --       225,541
Other Assets:
   Goodwill ..................................................        --     171,855            --            --       171,855
   Investments in subsidiaries ...............................    81,649          --            --       (81,649)           --
   Intercompany ..............................................   280,157          --            --      (280,157)           --
   Restricted cash -- construction fund ......................        --          --         1,988            --         1,988
   Restricted cash -- debt service fund ......................        --       5,573         1,714            --         7,287
   Other, net ................................................     5,204      11,135         3,010            --        19,349
                                                                --------    --------       -------     ---------      --------
      Total assets ...........................................  $371,349    $475,146       $30,335     $(361,806)     $515,024
                                                                ========    ========       =======     =========      ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short term debt ...........................................  $     --    $     --       $ 4,000     $      --      $  4,000
   Current maturities of long-term debt ......................       244         604            --            --           848
   Current maturities of nonrecourse project revenue bonds ...        --       3,300            --            --         3,300
   Current maturities of capital lease obligations ...........        --       3,028            --            --         3,028
   Accounts payable and accrued expenses .....................     3,896      56,192         2,581            --        62,669
                                                                --------    --------       -------     ---------      --------
      Total current liabilities ..............................     4,140      63,124         6,581            --        73,845
Long-Term Debt:
   Long-term debt obligations, net ...........................   178,189         264            --            --       178,453
   Nonrecourse project revenue bonds, net ....................        --      38,065        20,963            --        59,028
   Intercompany ..............................................        --     280,157            --      (280,157)           --
   Capital lease obligations, net ............................        --      11,318            --            --        11,318
                                                                --------    --------       -------     ---------      --------
      Total long-term debt ...................................   178,189     329,804        20,963      (280,157)      248,799
   Other long-term liabilities ...............................    25,169       3,360            --            --        28,529
                                                                --------    --------       -------     ---------      --------
      Total liabilities ......................................   207,498     396,288        27,544      (280,157)      351,173
Commitments and Contingencies
Redeemable Preferred Stock, 69,792.29 shares issued and
   outstanding, redeemable at $1,000 per share ...............    95,126          --            --            --        95,126
Stockholders' Equity:
   Capital ...................................................    73,398      36,339         2,750       (39,089)       73,398
   Accumulated deficit .......................................    (3,875)     42,519            41       (42,560)       (3,875)
   Accumulated other comprehensive loss ......................      (798)         --            --            --          (798)
                                                                --------    --------       -------     ---------      --------
      Total stockholders' equity .............................    68,725      78,858         2,791       (81,649)       68,725
                                                                --------    --------       -------     ---------      --------
Total liabilities and stockholders' equity                      $371,349    $475,146       $30,335     $(361,806)     $515,024
                                                                ========    ========       =======     =========      ========

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                                                        NON-
                                                                      GUARANTOR      GUARANTOR
                                                           PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                          -------   ------------   ------------   ------------   ------------
   Revenue ............................................   $    --     $87,131         $1,107        $    --        $88,238
   Cost of services ...................................        --      69,936            559             --         70,495
                                                          -------     -------         ------        -------        -------
   Gross Profit .......................................        --      17,195            548             --         17,743
   Selling, general and administrative expenses .......        --       6,415              2             --          6,417
   Gain on sale of assets .............................        --      (2,375)            --             --         (2,375)
                                                          -------     -------         ------        -------        -------
      Income from operations ..........................        --      13,155            546             --         13,701
Other expense:
   Interest expense, net ..............................     3,534         873            304             --          4,711
   Intercompany interest (income) expense .............    (5,578)      5,578             --             --             --
   Equity in earnings of subs .........................    (4,858)         --             --          4,858             --
   Other expense, net .................................        --        (175)            --             --           (175)
                                                          -------     -------         ------        -------        -------
      Total other expense (income), net ...............    (6,902)      6,276            304          4,858          4,536
                                                          -------     -------         ------        -------        -------
Income (loss) before provision (benefit) for income
   taxes ..............................................     6,902       6,879            242         (4,858)         9,165
   Provision for income taxes .........................     1,764       2,198             65             --          4,027
                                                          -------     -------         ------        -------        -------
Net income (loss) before preferred stock dividends ....     5,138       4,681            177         (4,858)         5,138
Preferred stock dividends .............................        --          --             --             --             --
                                                          -------     -------         ------        -------        -------
Net income (loss) applicable to common stock ..........   $ 5,138     $ 4,681         $  177        $(4,858)       $ 5,138
                                                          =======     =======         ======        =======        =======

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                                                        NON-
                                                                       GUARANTOR      GUARANTOR
                                                           PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                          --------   ------------   ------------   ------------   ------------
   Revenue ............................................   $     --     $244,729        $3,255        $    --        $247,984
   Cost of services ...................................         --      199,526         1,706             --         201,232
                                                          --------     --------        ------        -------        --------
   Gross Profit .......................................         --       45,203         1,549             --          46,752
   Selling, general and administrative expenses .......         --       17,964            12             --          17,976
   Transaction fees and expenses ......................      1,517           --            --             --           1,517
   Stock option redemptions and transaction bonuses ...      6,805           --            --             --           6,805
   Gain on sale of assets .............................         --       (2,580)           --             --          (2,580)
                                                          --------     --------        ------        -------        --------
      Income (loss) from operations ...................     (8,322)      29,819         1,537             --          23,034
Other expense:
   Interest expense, net ..............................     13,776        2,611           925             --          17,312
   Interest expense - debt extinguishment costs .......     19,487           --            --             --          19,487
   Intercompany interest (income) expense .............    (18,258)      18,258            --             --              --
   Equity in earnings of subs .........................     (6,453)          --            --          6,453              --
   Other expense, net .................................         --         (116)           --             --            (116)
                                                          --------     --------        ------        -------        --------
      Total other expense, net ........................      8,552       20,753           925          6,453          36,683
                                                          --------     --------        ------        -------        --------
Income (loss) before provision (benefit) for income
   Taxes ..............................................    (16,874)       9,066           612         (6,453)        (13,649)
   Provision (benefit) for income taxes ...............     (7,773)       3,021           204             --          (4,548)
                                                          --------     --------        ------        -------        --------
Net income (loss) before preferred stock dividends ....     (9,101)       6,045           408         (6,453)         (9,101)
Preferred stock dividends .............................      9,587           --            --             --           9,587
                                                          --------     --------        ------        -------        --------
Net income (loss) applicable to common stock ..........   $(18,688)    $  6,045        $  408        $(6,453)       $(18,688)
                                                          ========     ========        ======        =======        ========

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                                                              NON-
                                                                            GUARANTOR      GUARANTOR
                                                                PARENT    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                              ---------   ------------   ------------  ------------   ------------
Cash flows from operating activities:
   Net income (loss) applicable to common stock............   $ (18,688)    $  6,045        $   408      $(6,453)      $ (18,688)
   Adjustments to reconcile net income applicable to
      common stock to net cash provided (used) by
      operating activities:................................
      Preferred stock dividends............................       9,587           --             --           --           9,587
      Bad debt expense.....................................          --          500             --           --             500
      Depreciation and amortization expense................          --       15,158            802           --          15,960
      Amortization and write-off of debt financing costs...       5,212           --             20           --           5,232
      Provision (benefit) for deferred income taxes........      (8,760)       3,021            204           --          (5,535)
      Tax benefit from exercise of stock options...........       1,176           --             --           --           1,176
      Gain on sale of property, machinery and equipment....          --       (2,580)            --           --          (2,580)
      Equity in earnings of subsidiaries...................      (6,453)          --             --        6,453              --
   (Increase) decrease in the following, net:
      Accounts receivable..................................          --      (12,933)          (227)          --         (13,160)
      Cost in excess of billings...........................          --        5,407             --           --           5,407
      Prepaid expenses and other current assets............         240        1,890            (77)          --           2,053
   Increase (decrease) in the following, net:
      Accrued interest payable.............................      (3,606)         888            247           --          (2,471)
      Intercompany advances - trade........................     (18,258)      18,258             --           --              --
      Accounts payable and accrued expenses and other
         long term liabilities.............................          (8)     (12,773)          (114)          --         (12,895)
                                                              ---------     --------        -------      -------       ---------
Net cash provided (used) by operating activities...........     (39,558)      22,881          1,263           --         (15,414)
                                                              ---------     --------        -------      -------       ---------
Cash flows from investing activities:
   Purchase of business....................................          --         (253)            --           --            (253)
   Purchase of property, machinery & equipment.............          --      (12,296)        (1,618)          --         (13,914)
   Proceeds from sale of property, machinery & equipment...          --        4,141             --           --           4,141
   Facility construction funded by restricted cash.........          --           --         (1,648)          --          (1,648)
   Decrease in restricted cash for facility construction...          --           --          1,648           --           1,648
   Increase in other restricted cash accounts..............          --       (2,330)        (1,508)          --          (3,838)
   Other...................................................          --            3             --           --               3
                                                              ---------     --------        -------      -------       ---------
Net cash used by investing activities .....................          --      (10,735)        (3,126)          --         (13,861)
                                                              ---------     --------        -------      -------       ---------
Cash flows from financing activities:
   Payments of debt........................................    (173,867)      (2,451)        (4,000)          --        (180,318)
   Proceeds from debt......................................     180,000           --             --           --         180,000
   Net increase in bank revolver borrowings................       3,400           --             --           --           3,400
   Debt issuance costs.....................................      (7,650)          --             --           --          (7,650)
   Dividends on common stock...............................      (7,222)          --             --           --          (7,222)
   Proceeds from equity offering...........................      37,641           --             --           --          37,641
   Intercompany notes with subsidiaries....................       9,662       (9,662)            --           --              --
   Capital contributions...................................      (5,768)          --          5,768           --              --
   Proceeds from exercise of options.......................       3,348           --             --           --           3,348
                                                              ---------     --------        -------      -------       ---------
Net cash provided (used) by financing activities...........      39,544      (12,113)         1,768           --          29,199
                                                              ---------     --------        -------      -------       ---------
Net increase (decrease) in cash and cash equivalents.......         (14)          33            (95)          --             (76)
Cash and cash equivalents, beginning of period.............          99           21            206           --             326
                                                              ---------     --------        -------      -------       ---------
Cash and cash equivalents, end of period...................   $      85     $     54        $   111      $    --       $     250
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

Residuals Management Operations include the Company's business activities that are managed on a geographic basis in the Northeast, Central, South, and West regions of the United States. These geographic areas have been aggregated and reported as a segment because they meet the aggregation criteria of SFAS No.
131. Rail Transportation includes the transfer and rail haul of materials across several states where the material is typically either land applied or landfill disposed. Rail Transportation is a separate segment because it is monitored separately and because it only offers long-distance land application and disposal services to its customers. EFD includes construction management activities and first year of operations for certain new processing facilities as well as the marketing and sale of certain pellets and compost fertilizers.

The Company's operations by reportable segment are summarized below (in thousands):

                                                   RESIDUALS                    ENGINEERING
                                                  MANAGEMENT        RAIL         FACILITIES    CORPORATE/
                                                  OPERATIONS   TRANSPORTATION   DEVELOPMENT   ELIMINATIONS   CONSOLIDATED
                                                  ----------   --------------   -----------   ------------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2005
Revenue from external services.................     $70,909        $12,005        $5,324        $    --        $88,238
Revenues from other segments...................         700             66            26           (792)            --
Income (loss) from operations..................      15,297          1,761          (193)        (3,164)        13,701

THREE MONTHS ENDED SEPTEMBER 30, 2004
Revenue from external services.................     $74,658        $ 8,679        $2,603        $    --        $85,940
Revenues from other segments...................          --            362            --           (362)            --
Income (loss) from operations..................      16,393          1,287          (640)        (4,157)        12,883

                                                   RESIDUALS                    ENGINEERING
                                                  MANAGEMENT        RAIL         FACILITIES    CORPORATE/
                                                  OPERATIONS   TRANSPORTATION   DEVELOPMENT   ELIMINATIONS   CONSOLIDATED
                                                  ----------   --------------   -----------   ------------   ------------
NINE MONTHS ENDED SEPTEMBER 30, 2005
Revenue from external services.................    $197,632        $27,929        $22,423       $     --       $247,984
Revenues from other segments...................       1,428          1,039             80         (2,547)            --
Income (loss) from operations..................      36,330          3,279            539        (17,114)        23,034

NINE MONTHS ENDED SEPTEMBER 30, 2004
Revenue from external services.................    $206,212        $28,297        $ 6,255       $     --       $240,764
Revenues from other segments...................          --          1,821             --         (1,821)            --
Income (loss) from operations..................      42,023          4,408         (1,885)       (11,065)        33,481

The accounting policies of the Company's segments are the same as those described for the Company in Note 1. Revenues from transactions with other segments are based on terms substantially similar to transactions with unrelated third party customers. The following reconciles segment income from operations to the Company's consolidated income before provision for income taxes:

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                       ------------------   -------------------
                                         2005      2004       2005       2004
                                       -------   -------    --------   --------
                                          (IN THOUSANDS)         (IN THOUSANDS)
Segment income from operations .....   $16,865   $17,040    $ 40,148   $ 44,546
Corporate ..........................    (3,164)   (4,157)    (17,114)   (11,065)
                                       -------   -------    --------   --------
Income from operations .............    13,701    12,883      23,034     33,481
Total other expense, net ...........     4,536     5,712      36,683     16,463
                                       -------   -------    --------   --------
Income (loss) before income taxes ..   $ 9,165   $ 7,171    $(13,649)  $ 17,018
                                       =======   =======    ========   ========

Corporate for the nine months ended September 30, 2005, includes a $1.5 million charge for transaction costs and expenses and $6.8 million for stock option redemptions and transaction bonuses related to the Recapitalization (see Note
1). Total other expenses, net for the nine months ended September 30, 2005, includes a $19.5 million charge for debt extinguishment costs related to the Recapitalization (see Note 1).

(10) SUBSEQUENT EVENT

On October 27, 2005, our Board of Directors declared a quarterly cash dividend of $0.10 per common share payable on November 30, 2005 to all of its shareholders of record as of November 14, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated historical financial statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K/A, for the year ended December 31, 2004. This discussion contains forward-looking statements regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements, but are not limited to those factors more thoroughly disclosed in our Annual Report on Form 10-K/A, for the year ended December 31, 2004.

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

The Company's percentage of revenue by type is summarized below:

                     THREE MONTHS    NINE MONTHS
                        ENDED           ENDED
                    SEPTEMBER 30,   SEPTEMBER 30,
                    -------------   -------------
                     2005   2004     2005   2004
                     ----   ----     ----   ----
Contract ........     81%    85%      82%    85%
Purchase order ..      2%     3%       2%     3%
Product sales ...      3%     3%       3%     4%
Design/build ....      5%     1%       7%     1%
Event ...........      9%     8%       6%     7%
                     ---    ---      ---    ---
                     100%   100%     100%   100%
                     ===    ===      ===    ===

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

Our costs relating to service contracts include processing, transportation, spreading and disposal costs, and depreciation of operating assets. Our spreading, transportation and disposal costs can be adversely affected by unusual weather conditions and unseasonably heavy rainfall, which can temporarily reduce the availability of land application. Material must be transported to either a permitted storage facility (if available) or to a local landfill for disposal. In either case, this results in additional costs for transporting, storage and disposal of the biosolid materials versus land application in a period of normal weather conditions. Processing and transportation costs can also be adversely impacted by higher fuel costs. In order to manage this risk at processing facilities, we generally enter into contracts that pass-through fuel cost increases to the customer, or for contracts without pass-through provisions, we from time to time lock in our fuel costs with our fuel suppliers for terms ranging from twelve to twenty-four months. We have locked in a portion of our natural gas costs that do not have a contractual pass-through for the remainder of 2005 and approximately 50% of our similar natural gas requirements for 2006. We are presently reviewing various hedging strategies and plant efficiency opportunities to mitigate this risk going forward, but do expect costs will remain high through 2006. We subcontract a significant portion of our transportation requirements to numerous contractors which enables us to minimize the impact of changes in fuel costs for over the road equipment. We have also periodically implemented temporary fuel surcharges with selected customers. Our costs relating to construction contracts primarily include subcontractor costs related to design, permit and general construction. Our selling, general and administrative expenses are comprised of accounting, information systems, marketing, legal, human resources, regulatory compliance, and regional and executive management costs.

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

HISTORICAL RESULTS OF OPERATIONS

The following table sets forth certain items included in the consolidated financial statements as a percentage of revenue for the periods indicated:

                                                              THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------  ---------------------------------
                                                                   2005             2004              2005              2004
                                                              --------------   --------------   ---------------   ---------------
Revenue ....................................................  $88,238  100.0%  $85,940  100.0%  $247,984  100.0%  $240,764  100.0%
Cost of services ...........................................   70,495   79.9%   66,567   77.5%   201,232   81.1%   190,164   79.0%
                                                              -------  -----   -------  ------  --------  -----   --------  -----
Gross profit ...............................................   17,743   20.1%   19,373   22.5%    46,752   18.9%    50,600   21.0%
Selling, general and administrative expenses ...............    6,417    7.3%    6,128    7.1%    17,976    7.3%    17,649    7.3%
Transaction costs and expenses .............................       --    0.0%      320    0.4%     1,517    0.6%       320    0.1%
Stock option redemptions and transaction bonuses ...........       --    0.0%       --    0.0%     6,805    2.7%        --    0.0%
(Gain) loss on sale of assets ..............................   (2,375)  (2.7)%      42    0.0%    (2,580)  (1.0)%     (850)  (0.3)%
                                                              -------  -----   -------  ------  --------  -----   --------  -----
   Income from operations ..................................   13,701   15.5%   12,883   15.0%    23,034    9.3%    33,481   13.9%
                                                              -------  -----   -------  ------  --------  -----   --------  -----
Other (income) expense:

   Other (income) expense, net .............................     (175)  (0.2)%      35   (0.0)%     (116)   0.0%        35    0.0%
   Debt extinguishment costs ...............................       --    0.0%       --    0.0%    19,487    7.9%        --    0.0%
   Interest expense, net ...................................    4,711    5.3%    5,677    6.6%    17,312    7.0%    16,428    6.8%
                                                              -------  -----   -------  ------  --------  -----   --------  -----
      Total other expense, net .............................    4,536    5.1%    5,712    6.6%    36,683   14.9%    16,463    6.8%
                                                              -------  -----   -------  ------  --------  -----   --------  -----
Income (loss) before provision (benefit) for income taxes ..    9,165   10.4%    7,171    8.4%   (13,649)  (5.6)%   17,018    7.1%
   Provision (benefit) for income taxes ....................    4,027    4.6%    2,796    3.2%    (4,548)  (1.9)%    6,637    2.8%
                                                              -------  -----   -------  ------  --------  -----   --------  -----
Net income (loss) before preferred stock dividends .........    5,138    5.8%    4,375    5.2%    (9,101)  (3.7)%   10,381    4.3%
                                                                       =====   -------  =====   --------  =====   --------  =====
Preferred stock dividends ..................................       --            2,237             9,587             6,551
                                                              -------          -------          --------          --------
Net income (loss) applicable to common stock ...............  $ 5,138          $ 2,138          $(18,688)         $  3,830
                                                              =======          =======          ========          ========

Revenue and income from operations are summarized by reporting segment, as follows (in thousands):

                                                 FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                 --------------------   -------------------
                                                     2005      2004       2005       2004
                                                   -------   -------    --------   --------
Revenue
   Residuals Management Operations............     $71,609   $74,658    $199,060   $206,212
   Rail Transportation........................      12,071     9,041      28,968     30,118
   Engineering, Facilities, and Development...       5,350     2,603      22,503      6,255
   Elimination................................        (792)     (362)     (2,547)    (1,821)
                                                   -------   -------    --------   --------
                                                   $88,238   $85,940    $247,984   $240,764
                                                   =======   =======    ========   ========
Income (loss) from operations
   Residuals Management Operations............     $15,297   $16,393    $ 36,330   $ 42,023
   Rail Transportation........................       1,761     1,287       3,279      4,408
   Engineering, Facilities, and Development...        (193)     (640)        539     (1,885)
   Corporate..................................      (3,164)   (4,157)    (17,114)   (11,065)
                                                   -------   -------    --------   --------
                                                   $13,701   $12,883    $ 23,034   $ 33,481
                                                   =======   =======    ========   ========

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

For the three months ended September 30, 2005, net revenue was approximately $88.2 million compared to approximately $85.9 million for the three months ended September 30, 2004, representing an increase of approximately $2.3 million, or 2.7%. Design build construction revenues increased $3.0 million, primarily due to a $2.0 million increase in construction revenue on the Honolulu dryer facility project, which is expected to be completed and operational by the first quarter of 2006. Contract revenues decreased $0.8 million due primarily to an expected $2.9 million decrease in revenue on a long-term cleanout job partially offset by a $1.1 million increase in revenues from Sacramento dryer facility that commenced operations in December 2004, a $1 million increase related to a new disposal contract and other contract changes. Event revenues increased $0.7 million due to timing of larger projects that increased in the second half of 2005. Our Residuals Management Operations revenues for the three months ended September 30, 2005, decreased approximately $3.1 million, or 4.0%, to $71.6 million compared to $74.7 million for the three months ended September 30, 2004 due primarily to decreases in contract revenues. Our Rail Transportation revenues for the three months ended September 30, 2005 increased approximately $3.1 million or 34.4% to $12.1 million compared to $9.0 million for the three months ended September 30, 2004 due primarily to a increase in volume under contracted land application and a $1.0 million increase related to a new disposal contract. Our Engineering, Facilities, and Development revenues for the three months ended September 30, 2005, increased approximately $2.8 million to $5.4 million compared to $2.6 million for the three months ended September 30, 2004 due primarily to a $2.0 million increase in construction revenues on the Honolulu dryer project, and an increase in contract revenues on the Sacramento dryer facility that commenced operations in December 2004, partially offset by the transfer of the Pinellas dryer facility operations to the Residuals Management Operations segment.

Gross profit for the three months ended September 30, 2005, was approximately $17.7 million compared to approximately $19.4 million for the three months ended September 30, 2004, a decrease of approximately $1.7 million, or 8.8%. Gross profit as a percentage of revenue decreased to 20.1% in 2005 from 22.5% in 2004. This decrease in gross profit and gross profit margin is a result of revenue mix changes associated with the $3.0 million increase in low margin construction revenue and the decrease in higher margin contract revenue (including the $2.9 million decrease in revenue on the long-term cleanout contract that had higher than normal margins), along with a $1.2 million increase in facility utility costs.

Selling, general and administrative expenses were approximately $6.4 million, or 7.3% of revenue, for the three months ended September 30, 2005, compared to approximately $6.1 million, or 7.1% of revenue, for the three months ended September 30, 2004. The increase relates primarily to costs incurred for compliance with the Sarbanes-Oxley Act of 2002.

As a result of the foregoing, income from operations for the three months ended September 30, 2005, was approximately $13.7 million, or 15.5% of revenue, compared to approximately $12.9 million, or 15.0% of revenue, for the three months ended September 30, 2004. The increase in operating income is primarily a result of a $2.4 million increase in gains from asset sales and lower facility repairs and maintenance costs, partially offset by revenue mix changes associated with the increase in low margin construction revenue, a decrease in higher margin contract and event revenues, and a $1.2 million increase in the cost of facility utility costs. Our Residuals Management Operations income from operations for the three months ended September 30, 2005, totaled approximately $15.3 million compared to $16.4 million for the three months ended September 30, 2004 due primarily to an expected decreases in contract revenues on the long-term cleanout contract, and the $1.2 million increase in utility costs described above, partially offset by gains from asset sales and lower facility repairs and maintenance. Our Rail Transportation income from operations increased from $1.3 million in 2004 to $1.8 million in 2005 due primarily to the increase in revenues described above. Our Engineering, Facilities, and Development loss from operations decreased to $0.2 million for the three months ended September 30, 2005 compared to a loss of $0.6 million for the three months ended September 30, 2004 due primarily to the increase in construction revenues and dryer facility revenues described above and related margins.

Other expense, net, for the three months ended September 30, 2005, was approximately $4.5 million compared to approximately $5.7 million for the three months ended September 30, 2004, representing a decrease in interest expense related to the Recapitalization and related lower interest rates on debt.

For the three months ended September 30, 2005, we recorded a provision for income taxes of approximately $4.0 million compared to $2.8 million for the three months ended September 30, 2004. Our effective tax rate was approximately 44% in the three months ended September 30, 2005 compared to 39% in the three months ended September 30, 2004. The increase in the effective tax rate is primarily related to the intraperiod allocation of the expected effective tax rate for fiscal 2005 to interim periods of income and losses during the year. Specifically, the second quarter had a lower effective tax rate because a loss was reported that quarter due to the $27.8 million of expenses recognized as a result of the Recapitalization. Our provision for income taxes differs from the federal statutory rate primarily due to state income taxes. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

For the nine months ended September 30, 2005, revenue was approximately $248.0 million compared to approximately $240.8 million for the nine months ended September 30, 2004, an increase of approximately $7.2 million, or 3.0%. Design build construction revenues increased $15.9 million primarily due to a $13.9 million increase in construction revenue on the Honolulu dryer facility project, which is expected to be completed and operational by the first quarter of 2006. Contract revenues decreased $3.8 million due primarily to an expected $5.7 million decrease in revenue on a long-term cleanout job partially offset by an increase in revenues from the Sacramento dryer facility that commenced operations in December 2004, a $1.0 million increase related to a new disposal contract and other contract changes. Event revenues decreased $2.6 million due to several large event projects in 2004, but are expected to significantly increase the remainder of the year due to start-up of a large project awarded earlier this year. Our Residuals Management Operations revenues for the nine months ended September 30, 2005, decreased approximately $7.1 million or 3.4% to $199.1 million compared to $206.2 million for the same period in 2004 due primarily to the decreases in contract and event revenues. These decreases were anticipated going into the year as in process and pre-sold event work was higher at the beginning of 2004 than 2005 and there was $6.8 million of contract revenue recognized in the first nine months of 2004 on a long-term cleanout contract accounted for using the percentage-of-completion accounting method that did not generate any significant revenue in 2005. Our Rail Transportation revenues for the nine months ended September 30, 2005, decreased approximately $1.1 million or 3.7% to $29.0 million compared to $30.1 million for the same period in 2004 due primarily to a decrease in event and purchase order revenues from disposal services as well as a decrease in volume under contracted land application, partially offset by a $1.0 million increase related to a new disposal contract. Our Engineering, Facilities, and Development revenues for the nine months ended September 30, 2005, increased approximately $16.2 million to $22.5 million compared to $6.3 million for the same period in 2004 due primarily to a $13.9 million increase in construction revenues on a new dryer facility in Honolulu, and an increase in contract revenues on the Sacramento dryer facility that commenced operations in December 2004, partially offset by the transfer of the Pinellas dryer facility operations to the Residuals Management Operations segment.

Gross profit for the nine months ended September 30, 2005, was approximately $46.7 million compared to approximately $50.6 million for the nine months ended September 30, 2004, a decrease of $3.9 million or 7.7%. Gross profit as a percentage of revenue decreased to 18.9% in 2005 from 21.0% in 2004. This decrease in gross profit and gross profit margin is a result of revenue mix changes associated with an increase in low margin construction revenue and the decrease in higher margin contract (including the $5.7 million decrease in revenue on the long-term cleanout contract that had higher than normal margins) and event revenue, along with a $2.4 million increase in the cost of utilities for certain facilities and a $1.5 million increase in depreciation, partially offset by a decrease in facility repair and maintenance costs.

Selling, general and administrative expenses for the nine months ended September 30, 2005, were approximately $18.0 million compared to approximately $17.6 million for the nine months ended September 30, 2004. Selling, general and administrative expenses as a percentage of revenues were 7.3% for the nine months ended September 30,2005 and in the same period of 2004.

Gain on the sale of assets of $2.6 million was $1.7 million higher than in 2004, due primarily from a planned sale of real estate.

Transaction costs incurred in connection with the Recapitalization described in
Note 1 consisted of $1.5 million in legal, accounting and underwriting fees related to the Recapitalization.

Stock option redemptions and transaction bonuses included $1.3 million of cash paid for transaction bonuses and $5.5 million for stock options redeemed for certain key employees of the Company.

As a result of the foregoing, income from operations for the nine months ended September 30, 2005 was approximately $23.0 million compared to approximately $33.5 million in the same period in 2004. This decrease in operating income adjusted to exclude transaction costs and expenses of $1.5 million and $6.8 million of stock option redemptions and transaction bonuses related to the Recapitalization, is primarily a result of revenue mix changes associated with the increase in low margin construction revenue, a decrease in higher margin contract and event revenues, along with a $2.4 million increase in the cost of utilities of certain facilities, and a $1.7 million increase in gains from asset sales, partially offset by a decrease in facility repair and maintenance costs. Our Residuals Management Operations income from operations for the nine months ended September 30, 2005, totaled approximately $36.3 million compared to $42.0 million for 2004 due primarily to the expected decreases in event and contract revenues (including the decrease in the long-term cleanout contract revenue) described above along with a $1.5 million increase in depreciation expense and the $2.4 million increase in facility utility costs partially offset by a decrease in facility repair and maintenance costs and a $1.7 million higher gain on asset sales. Our Rail Transportation income from operations decreased from $4.4 million in 2004 to $3.3 million in 2005 due primarily to the decrease in revenues described above, an increase in rail transportation costs and excess equipment capacity. Our Engineering, Facilities, and Development income from operations increased from a loss of approximately $1.9 million in 2004 to income of approximately $0.5 million in 2005 due primarily to construction on the Honolulu facility and dryer facility revenue changes described above and related margins.

Other expense, net, was approximately $36.7 million for the nine months ended September 30, 2005, compared to approximately $16.5 million for the nine months ended September 30, 2004, representing an increase in other expense of approximately $20.2 million, due to the $19.5 million of debt extinguishment costs associated with the Recapitalization discussed in Note 1, and a $0.9 million increase in interest expense. The increase in interest expense relates to increases in market interest rates and interest on the Sacramento facility that commenced operations in December 2004.

For the nine months ended September 30, 2005, we recorded a benefit for income taxes of approximately $4.5 million compared to a provision of $6.6 million for the nine months ended September 30, 2004. Our effective tax rate was approximately 33% in the first nine months of 2005 compared to 39% in the first nine months of 2004. The decrease in the effective tax rate is primarily related to permanent differences for state taxes, meals and entertainment and similar items that are not deductible for federal purposes and therefore reduce the benefit recognized in loss periods. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset future taxable income.

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

HISTORICAL CASH FLOWS

Cash Flows from Operating Activities -- For the nine months ended September 30, 2005, cash flows used in operating activities were approximately $15.4 million compared to cash flow provided of approximately $27.3 million for the same period in 2004, a decrease of approximately $42.7 million. The decrease primarily relates to a net loss applicable to common stock of $18.7 million primarily resulting from transaction costs of $1.5 million, transaction bonuses and stock option redemptions of $6.8 million and debt extinguishment costs of $19.5 million, compared to net income of $3.8 million in the same period in 2004. In addition, we had an increase in the use of working capital of $16.9 million. The increase in working capital relates primarily to a decrease in trade payables between periods, a decrease in interest payable due to the repayment of debt as part of the Recapitalization (See Note 1), an increase in trade receivables primarily related to $2.6 million of delayed payments on a newly executed contract collected in October 2005, a decrease in benefits accruals relating to the timing of cutoff of payroll between periods, and other decreases in deferred revenues, legal reserves and other liabilities.

Cash Flows from Investing Activities -- For the nine months ended September 30, 2005, cash flows used by investing activities were approximately $13.9 million compared to approximately $12.4 million for the same period in 2004. This increase is due primarily to a $2.4 million increase in capital expenditures, a $2.4 million increase in proceeds from asset sales, and a $2.3 million increase in the use of cash restricted for capital projects. The increase in capital expenditures relates to $3.8 million of capital spent (excluding a project funded from restricted cash) on new facility projects (compared to $3.4 million spent in the same period last year), and a $1.9 million increase in other capital expenditures.

Cash Flows from Financing Activities -- For the nine months ended September 30, 2005, cash flows provided from financing activities were approximately $29.2 million compared to cash flows used of approximately $14.8 million for the same period in 2004, an increase of approximately $44.0 million. The increase primarily relates to proceeds of $37.6 million received from the equity offering (See Note 1) and $3.3 million of proceeds received from the exercise of stock options in 2005, along with a net increase in revolver borrowings to fund cash flows from operating activities, and proceeds from the Senior Credit Facility and the repayment of debt and debt issuance costs related to the Recapitalization summarized in Note 1.

CAPITAL EXPENDITURE REQUIREMENTS

Capital expenditures for the nine months ended September 30, 2005, totaled approximately $13.9 million, including approximately $3.9 million on new facilities, compared to approximately $11.5 million, including approximately $3.4 million on new facilities, in the same period of 2004. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments and growth. We expect our capital expenditures for 2005 to be approximately $13.0 to $14.0 million, which is in addition to approximately $39.0 million expected to be spent on new facilities in 2005 and 2006.

SENIOR CREDIT FACILITY

On June 21, 2005, we closed a $305.0 million new senior secured credit facility (the "Senior Credit Facility") with a syndicate of financial institutions, including affiliates of Banc of America Securities LLC, Lehman Brothers Inc. and CIBC World Markets Corp.

The loan commitments under the Senior Credit Facility are as follows:

     (i)  Revolving Loan up to $95.0 million outstanding at anytime;

     (iv) Term B Loans (which, once repaid, may not be reborrowed) of $180.0 million;

     (v)  Delayed draw senior secured term loan facility of $30.0 million; and

     (iv) Letters of Credit up to $50 million as a subset of the Revolving Loan. At September 30, 2005, we had approximately $37.5 million of Letters of Credit outstanding.

The new revolver has a five-year maturity and the new term loan and the delayed draw term loan have a seven-year maturity. The Senior Credit Facility is secured by first priority security interests in substantially all of our Company assets and those of our subsidiaries (other than assets securing nonrecourse debt). There is no amortization of the new term loan or the delayed draw term loan. The Senior Credit Facility includes a term loan that bears interest at LIBOR or prime rate plus a margin (2.25% for Eurodollar loans, and 1.25% for base rate loans), and a revolver that also bears interest at LIBOR or prime rate plus a margin based on a rate schedule (currently 2.75% for Eurodollar loans, at 1.75% for base rate loans). Currently these rates total approximately:

                              Eurodollar   Base Rate
                              ----------   ---------
Revolver (LIBOR plus 2.75%)      6.5%         8.5%
Term (LIBOR plus 2.25%)          6.2%         8.0%

A portion of the proceeds from the Senior Credit Facility were used to repay in full indebtedness under our previous senior credit agreement and to tender for all of our $150 million of outstanding 9 1/2% senior subordinated notes due 2009 (the "Notes"). The Senior Credit Facility allows us to pay a significant portion of our excess cash flow to shareholders through cash dividends provided we maintain compliance with certain financial covenants and certain other restrictions.

The proceeds of the delayed draw term loan will be used to partially fund new facility construction costs in 2005 and 2006. hawse have several new facilities under development that are scheduled to begin operations in the next 18 months. These new facilities will be operated under long-term contracts. The development of these new facilities is consistent with the Company's strategy to pursue new facility opportunities that provide long-term, highly predictable cash flows. These facilities include a composting facility in Kern County, California, an incineration facility upgrade in Woonsocket, Rhode Island, a dewatering facility in Providence, Rhode Island, a dryer facility in Honolulu, Hawaii and a composting facility in Los Palos, California.

The Senior Credit Facility includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Facility. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. We were in compliance with those covenants as of September 30, 2005. The Senior Credit Facility is collateralized by substantially all of our assets and expires on December 31, 2012. As of September 30, 2005, we had approximately $78.3 million of unused borrowings under the Senior Credit Facility, including $30.0 million under the delayed draw term loan.

SENIOR SUBORDINATED NOTES

In April 2002, we issued the Notes, which are unsecured senior indebtedness and are guaranteed by all of our existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries ("Guarantors"). As of December 31, 2004, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. and South Kern Industrial Center, LLC, were Guarantors of the Notes. On June 21, 2005, the Notes were repurchased with the proceeds of the Senior Credit Facility.

OTHER DEBT

In 1996, the Maryland Energy Financing Administration (the "Administration") issued nonrecourse tax-exempt project revenue bonds (the "Maryland Project Revenue Bonds") in the aggregate amount of $58.6 million. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now our wholly owned subsidiary known as Synagro-Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. We assumed all obligations associated with the Maryland Project Revenue Bonds in connection with its acquisition of the Bio Gro division of Waste Management, Inc. ("Bio Gro") in 2000. Maryland Project Revenue Bonds in the aggregate amount of approximately $17.2 million have already been repaid. The remaining Maryland Project Revenue Bonds bear interest at annual rates between 5.85% and 6.45% and mature on dates between December 1, 2005, and December 1, 2016.

In December 2002, the California Pollution Control Financing Authority (the "Authority") issued nonrecourse revenue bonds in the aggregate amount of $20.9 million (net of original issue discount of $0.4 million). The nonrecourse revenue bonds consist of $19.7 million (net of original issue discount of $0.4 million) Series 2002-A and $1.2 million (net of original issue discount of $9,000) Series 2002-B (collectively, the "Sacramento Bonds"). The Authority loaned the proceeds of the Sacramento Bonds to Sacramento Project Finance, Inc., one of our wholly owned subsidiaries, pursuant to a loan agreement dated December 1, 2002. The purpose of the loan is to finance the design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional County Sanitation District. The Sacramento Bonds bear interest at annual rates between 4.25% and 5.50% and mature on dates between December 1, 2006, and December 1, 2024. The Sacramento facility commenced commercial operations in December 2004.

We believe we will have sufficient cash generated by our operations and available through our Senior Credit Facility to provide for future working capital and capital expenditure requirements that will be adequate to meet our liquidity needs for the foreseeable future, including payment of interest on our Senior Credit Facility and payments on the Maryland Project Revenue Bonds and the Sacramento Bonds. We cannot assure, however, that our business will generate sufficient cash flow from operations, that any cost savings and any operating improvements will be realized or that future borrowings will be available to us under our Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We make no assurance that we will be able to refinance any of our indebtedness, including our Senior Credit Facility, on commercially reasonable terms or at all.

At September 30, 2005, future minimum principal payments of long-term debt, nonrecourse project revenue bonds, capital lease obligations, estimated interest expense on debt, operating lease obligations and commodity purchase commitments are as follows (in thousands):

                                           Nonrecourse      Capital                              Commodity
                              Long-Term      Project         Lease      Estimated   Operating     Purchase
Period Ended December 31,        Debt     Revenue Bonds   Obligations    Interest     Leases    Commitments     Total
-------------------------     ---------   -------------   -----------   ---------   ---------   -----------   --------
2005 ......................    $    531      $ 3,300        $   709      $ 6,552     $ 1,038       $1,971     $ 14,101
2006 ......................         103        3,480          2,782       14,677       6,015        4,016       31,073
2007 ......................         108        3,710          3,486       14,290       5,191           --       26,785
2008 ......................          47        3,935          4,113       13,738       4,151           --       25,984
2009 ......................       8,500        4,165            762       13,386       3,953           --       30,766
2010-2013 .................     180,000       24,965            124       28,532      11,323           --      244,944
2014-2018 .................          --       10,475             --        3,765       1,491           --       15,731
Thereafter ................          --        8,610             --        1,650       1,000           --       11,260
                               --------      -------        -------      -------     -------       ------     --------
Total .....................    $189,289      $62,640        $11,976      $96,590     $34,162       $5,987     $400,644
                               ========      =======        =======      =======     =======       ------     ========

Interest expense is estimated because certain of our debt obligations have variable interest rates. For purposes of this estimate, variable interest rates as of September 30, 2005 were utilized.

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

WORKING CAPITAL

At September 30, 2005, we had working capital of approximately $40.9 million compared to approximately $15.2 million at December 31, 2004, an increase of approximately $25.7 million. The increase in working capital is principally due to increased accounts receivable, a reduction in accrued interest due to the refinancing of our debt, a reduction in accounts payable and accrued expenses and repayment of a $4.0 million short-term note in February 2005.

DIVIDENDS

On October 27, 2005, our Board of Directors declared a quarterly cash dividend of $0.10 per common share payable on November 30, 2005 to all of its shareholders of record as of November 14, 2005.

ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements can be found under the "Accounting Pronouncements" section of Note 1 to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES AND HEDGING ACTIVITIES

Effective July 1, 2005, we entered into two interest rate agreements. The first is an interest rate collar agreement on a notional amount of $86.5 million, whereby we will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles below 3.52% or above 4.50%, in either such event we would pay 3.52% or 4.50%, as applicable. This swap's value was a liability of approximately $0.1 million at September 30, 2005, which has been recorded to Other Expense.

Also effective July 1, 2005, we entered into an interest rate cap agreement on a notional amount of $73.5 million whereby we will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 6% in which case we would pay 6%. We paid $220,000 to execute this cap. At September 30, 2005, this cap has a fair market value of approximately $0.2 million; accordingly, $228 which has been recorded to Other Expense.

During the second quarter, we entered into three forward starting fixed rate swap agreements which are not effective until November 13, 2006, and mature in May 2010. The notional amount for each fixed rate swap is $28 million, and the fixed rates of interest are 4.69%, 4.54%, and 4.21%. These swaps are considered to be cash flow hedges and accordingly the fair value adjustments will be recorded to Other Comprehensive Income. The aggregate liability for the fair value of these agreements was approximately $0.3 million at September 30, 2005. This amount, net of tax, totals approximately $0.2 million which has been recorded to Accumulated Other Comprehensive Income for the nine months ended September 30, 2005.

On July 24, 2003, we entered into two interest rate swap transactions with two financial institutions to hedge our exposure to changes in the fair value on $85 million of its Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on our future interest payments. The terms of the interest rate swap contract and the underlying debt instruments were identical. We designated these swap agreements as fair value hedges. On September 23, 2004, we unwound $18 million of these swaps and received a settlement payment of approximately $0.1 million that was deducted from interest expense. On January 6, 2005, we unwound the remaining $67 million of interest rate swaps and paid $0.5 million for the settlement of these swaps. At June 21, 2005 the fair value adjustment to the subordinated debt relating to these swaps was $0.7 million and was written off in connection with the Recapitalization as discussed above.

We previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, we entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in our reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $1.9 million is reflected in other long-term liabilities at September 30, 2005. The loss recognized during the period ended September 30, 2005 related to the floating-to-fixed interest rate swap agreement was approximately $0.3 million, while the gain recognized related to the reverse swap agreement was approximately $0.3 million. The amount of the ineffectiveness of the reverse swap agreement charged to Other Expense was less than $27,000 during the nine month period ended September 30, 2005.

On June 25, 2001, we entered into a reverse swap on its 12% subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the "Retired Swaps") and option agreements. Accordingly, the balance included in Accumulated Other Comprehensive Loss included in Stockholders' Equity related to the Retired Swaps is being recognized in future periods' income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income charged to interest expense during the nine month period ended September 30,

2005 was approximately $0.2 million. On June 21, 2005, we wrote off the balance included in Accumulated Other Comprehensive Loss of $0.6 million related to the Retired Swaps as a result of the Recapitalization as discussed above.

INTEREST RATE RISK

Total debt at September 30, 2005, included $180.0 million in floating rate debt at a base interest rate plus LIBOR. As a result, our interest cost in 2005 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (i.e. LIBOR) would be approximately $0.7 million.

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

During the first quarter of 2005 management implemented procedures to correct the weaknesses in our internal control over financial reporting that existed as of December 31, 2004. The weaknesses identified related to imputed interest on receivables associated with a long-term contract and segment disclosures. Technical accounting issues are now required to be analyzed documented and reviewed by appropriate personnel on a timely basis. Management has also hired an independent third party to assist with compliance with Section 404 of the Sarbanes Oxley Act of 2002.

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

SYNAGRO TECHNOLOGIES, INC.


Date: November 9, 2005                  By: /s/ Robert C. Boucher, Jr.
                                            ------------------------------------
                                            Chief Executive Officer and Director


Date: November 9, 2005                  By: /s/ J. Paul Withrow
                                            ------------------------------------
                                            Chief Financial Officer and Director

                                  EXHIBIT INDEX

Exhibit No   Description
----------   -----------
   31.1      Certification of Chief Executive Officer

   31.2      Certification of Chief Financial Officer

   32.1      Section 1350 Certification of Chief Executive Officer

   32.2      Section 1350 Certification of Chief Financial Officer