Form 10-K
period 2005-12-31
SYNAGRO TECHNOLOGIES INC
filed 2006-03-30
CIK 895565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-21054

SYNAGRO TECHNOLOGIES, INC.
(Exact name of Registrant as Specified in its Charter)

DELAWARE	88-0219860
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1800 BERING DRIVE, SUITE 1000 HOUSTON, TEXAS	77057 (Zip Code)
(Address of principal executive offices) Internet Website — www.synagro.com

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(713) 369-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $.002 par value
Preferred Stock Purchase Rights
(Title of each class)

Indicate by check mark whether the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Securities Exchange Act of 1934 Rule 12b-2).
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the 70,285,463 shares of the Registrant’s common stock held by nonaffiliates of the Registrant was $339,478,786 on June 30, 2005 based on the $4.83 last sale price of the Registrant’s common stock on the Nasdaq Small Cap Market on that date.

As of March 27, 2005, 73,429,302 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant (Sections entitled “Election of Directors,” “Management Stockholdings,” “Principal Stockholders,” “Executive Compensation,” “Option Exercises and Year End Values,” “Employment Agreements,” “Equity Compensation Plans,” “Compensation Committee Report,” “Common Stock Performance Graph” and “Certain Transactions”) is incorporated by reference in Part III of this Report.

2005 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Forward-Looking Statements

We are including the following cautionary statements to secure the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for all forward-looking statements made by us in this Annual Report on Form 10-K. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or trends, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. In addition, from time to time, we (or our representatives) may make forward-looking statements of this nature in our annual report to shareholders, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases or in oral or written presentations to shareholders, securities analysts, members of the financial press or others. All such forward-looking statements, whether written or oral, and whether made by or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the forward-looking statements speak only of the Company’s views as of the date the statement was made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date thereof. Forward-looking statements involve risks and uncertainties which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. We believe that all forward-looking statements made by us have a reasonable basis, but there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Factors that could cause actual results to differ materially are discussed under Risk Factors.

Business Overview

General

We believe that we are the largest recycler of biosolids and other organic residuals in the United States and we believe that we are the only national company focused exclusively on the estimated $8 billion organic residuals industry, which includes water and wastewater residuals. We serve approximately 600 municipal and industrial water and wastewater treatment accounts with operations in 37 states and the District of Columbia.

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

We partner with our clients to develop cost-effective and environmentally sound solutions for their residuals processing and beneficial use requirements. Our broad range of services include drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, collection and transportation, regulatory compliance, dewatering, and facility cleanout services. We currently operate six heat-drying and pelletization facilities, five composting facilities, three incineration facilities and 32 permanent and 40 mobile dewatering units.

Our existing customer base is comprised primarily of municipal customers, which accounted for approximately 88 percent of our revenues for the year ended December 31, 2005, as well as industrial and commercial waste generators. We also cater to buyers who purchase our fertilizers and other marketed products, which total approximately 3 percent of our revenues. Our size and scale offer significant advantages over our competitors in terms of operating efficiencies and the breadth of services we provide our customers. Approximately 86 percent of our revenue for the year ended December 31, 2005 was derived from sources that we believe are recurring in nature, including contracts, purchase orders and product sales.

Contract revenues accounted for approximately 80 percent of our revenue for the year ended December 31, 2005. These revenues were generated through more than 650 contracts that range from one to twenty five years in length. Contract revenues are generated primarily from land application, collection and transportation services, dewatering, incineration, composting, drying and pelletization services and facility operations and maintenance services. These contracts have an estimated remaining contract value including renewal options, which we call backlog, of approximately $2.3 billion as of December 31, 2005. This backlog represents more than six times our revenue for the year ended December 31, 2005. Our estimated backlog, excluding renewal options, was approximately $1.5 billion as of December 31, 2005. See “— Backlog.” Our top ten customers, which represent approximately $1.3 billion, or 56 percent of our backlog as of December 31, 2005, have an average of seven years remaining on their current contracts, including renewal options. We have historically enjoyed high combined contract retention rates (both renewals and rebids) of approximately 85 percent to 90 percent of contract revenue value. In 2005, our combined contract retention rate was approximately 90 percent.

We have three significant fixed price contracts that are accounted for under the percentage of completion method of accounting. One contract is for the design and construction of a biosolids dryer facility and the other two contracts are for the removal and disposal of biosolids from lagoons over multi-year periods. We have also entered into a separate contract to operate the dryer facility upon customer acceptance after completion of construction. The revenue generated under the percentage of completion method of accounting associated with construction of the new dryer facility is reported as design/build revenue. Once the new dryer commences operations, which is expected in 2006, the operating revenues will be included in contract revenues. The revenue generated under the percentage of completion method of accounting for removing and disposing of bio-solids from lagoons over a multi-year period is reported as contract revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about these contracts and their impact on our revenues, earnings and liquidity.

Description of Business by Segment

We evaluate operating results, assess performance and allocate resources on a geographic basis, with the exception of our rail operations and our engineering, facilities and development (“EFD”) group which are separately monitored. Accordingly, we report the results of our activities in three operating segments, which include: Residuals Management Operations, Rail Transportation and EFD.

Residuals Management Operations include our business activities that are managed on a geographic basis in the Northeast, Central, South and West regions of the United States. These geographic areas have been aggregated and reported as a segment because they have similar economic characteristics, offer all of our residuals management services, have a similar customer base and operate in a similar regulatory environment. Rail Transportation includes the transfer and rail haul of materials across several states where the material is typically either land applied or landfill disposed. Rail Transportation is a separate segment because it is monitored separately and because it only offers long-distance land application and disposal services to our customers. EFD includes construction management activities and startup operations for certain new processing facilities, as well as the marketing and sale of certain pellets and compost fertilizers.

The table below shows the total revenues contributed annually by each of our reportable segments in the three-year period ended December 31, 2005. More information about our results of operations by reportable segment is included in Note 19 to the consolidated financial statements.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Residuals Management Operations	$269,681	$274,790	$253,610
Rail Transportation	39,309	38,035	40,035
Engineering Facilities and Development	32,079	17,252	8,725
Eliminations	(3,065)	(4,213)	(3,818)

Total revenues	$338,004	$325,864	$298,552

Revenues generated from the services that we provide are summarized below:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Facilities operations	$107,557	$100,222	$92,388
Product marketing	11,094	11,486	12,910
Land application and disposal	174,182	176,202	175,576
Cleanout services	19,696	26,780	12,658
Design and build	25,475	11,174	5,020

Total revenues	$338,004	$325,864	$298,552

Facilities operations include revenues generated from providing drying and pelletization, composting and incineration operations services. Land application and disposal includes revenues generated from providing land application, dewatering and disposal services. Product marketing includes revenues generated from selling pellets and compost as organic fertilizers. Cleanout services include revenues generated from lagoon and digester cleanout projects. Design and build services include revenues generated from contracts where we agree to design, build and operate certain processing facilities under a long-term operating contract.

Residuals Management Operations derives its revenues from facilities operations, product marketing, land application and disposal and cleanout services. Rail Transportation derives its revenues from land application and disposal services. EFD derives its revenues from product marketing and design and build services.

Industry Overview

History

We believe that the organic residuals industry, which includes water and wastewater residuals, is approximately $8 billion in size and will continue to grow at four to five percent annually over the next decade. The growth in the underlying volumes of wastewater residuals generated by the municipal and industrial markets is driven by a number of factors, including:

•	Population growth and population served;

•	Pressures to better manage wastewater;

•	More restrictive laws and regulations; and

•	Advances in technology.

Most residential, commercial, and industrial wastewater is collected through an extensive network of sewers and transported to wastewater treatment plants, which are known as publicly owned treatment works (“POTWs”). When wastewater is treated at POTWs or at industrial wastewater pre-treatment facilities, the treatment process normally consists of biological and/or chemical treatment (secondary treatment) followed by some type of clarification (separates the liquid portion of the wastewater from the solids/wastewater residuals). The clarified water may be further treated (disinfection and filtration — tertiary treatment) depending upon effluent limitation requirements contained in the POTW’s National Pollutant Discharge Elimination System permit and discharged — typically into a river or other surface water. Prior to the promulgation of the 40 CFR Part 503 Regulations by the Environmental Protection Agency, or EPA pursuant to Section 405 of the Clean Water Act (“Part 503 Regulations”) on February 19, 1993, many POTWs were beneficially recycling their wastewater residuals under 40 CFR Part 257. Some POTWs were landfilling, incinerating, or surface disposing of their residuals. Ocean dumping was banned in 1989 and completely phased out by 1991. The Part 503 Regulations were much more comprehensive than Part 257, especially in the level of risk assessment that was done by the EPA to develop the pollutant concentration requirements. The Part 503 Regulations supported the EPA’s beneficial use policy that was published in 1984 and provided some closure to regulatory process that had been ongoing since the Clean Water Act amendments of 1977. Once the Part 503 regulations were final, they created significant growth for the wastewater residuals management industry. To establish beneficial reuse as an option for wastewater generators, the EPA established a classification methodology for the wastewater residuals that is based on how the wastewater residuals are processed. Now, in most cases, the POTW further processes the wastewater residuals and produces a semisolid, nutrient-rich by-product known as biosolids. We use the term “wastewater residuals” to include both solids that have been treated pursuant to the Part 503 Regulations and those that have not. Biosolids, as a subset of wastewater residuals, is intended to refer to wastewater solids that meet either the Class A or Class B standard as defined in the Part 503 Regulations.

Classes of Biosolids

When treated and processed according to the Part 503 Regulations, biosolids can be beneficially reused and applied to crop land to improve soil quality and productivity due to the nutrients and organic matter that they contain. Biosolids applied to agricultural land, forest, public contact sites, or reclamation sites must meet either Class A or Class B bacteria or pathogen and vector attraction reduction requirements contained in the Part 503 Regulations. This classification is determined by the level of processing the biosolids have undergone. Pursuant to the Part 503 Regulations, there are specific methods available to achieve Class A standards and other specific methods available to achieve Class B standards, otherwise the biosolids are considered Sub-Class B. Each alternative for Class A requires that the resulting biosolids be essentially pathogen free. In general, Class A biosolids are generated by more capital intensive processes, such as composting, heat drying, heat treatment, high temperature digestion and alkaline stabilization. Class A biosolids have the highest market value, are sold as fertilizer, and can be applied to any type of land or crop.

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

Market Size/Fragmentation

According to the EPA’s 1999 study entitled Biosolids Generation, Use, and Disposal in the United States, the quantity of municipal biosolids produced in the United States was projected to be approximately 7.1 million dry tons in 2000, processed through approximately 16,000 POTWs. It is estimated that 8.2 million dry tons of biosolids will be generated in 2010, and that an additional 3,000 POTWs will be built by 2012. It is also estimated that 63 percent of these biosolids volumes are currently beneficially reused, growing to 70 percent by 2010. An independent 2000 study by the Water Infrastructure Network, entitled Clean & Safe Water for the 21st Century, estimates that municipalities spend more than $22 billion per year on the operations and maintenance of wastewater treatment plants. We estimate that, based on conversations with consulting engineers, up to 40 percent of those annual costs, or $8.8 billion, are associated with the management of municipal wastewater residuals.

Industry sources, including EPA studies and manuals and internal information have led us to estimate that a total volume of 135 million dry tons of organic residuals are processed each year. Therefore, we estimate the total size of the organic residuals industry to be $8 billion.

We believe that the management of wastewater residuals is a highly fragmented industry and we believe that we are the only dedicated provider of a full range of services on a national scale. Historically, POTWs performed the necessary wastewater residuals management services, but this function is increasingly being performed by private contractors in an effort to lower cost, increase efficiency and comply with stricter regulations.

We believe we compete in a stable, recession resistant industry. We provide a necessary service to our municipal and industrial customers. We derive substantially all of our revenues from municipal water and wastewater utilities. Demand for our industry’s services are promulgated by government regulations defining the use and disposal of wastewater residuals. We believe that population growth, better wastewater management treatment processes and stricter regulations are factors driving growth in the industry.

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

Decaying Infrastructure.  Many municipal POTWs operate aging and decaying wastewater infrastructure. According to the Water Infrastructure Network’s 2000 study, municipalities will need to spend approximately $1 trillion between 2000 and 2020 to upgrade these systems. As this effort is rolled out and POTWs undergo design changes and new construction, opportunities will exist to also upgrade wastewater residuals treatment processes. We expect that the trend toward more facility-based approaches, such as drying and pelletization, will increase with this infrastructure spending. In addition, the need to provide capital for these expenditures should create pressures for more outsourcing opportunities.

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

Regulatory Stringency.  With the promulgation of the Part 503 Regulations, the EPA and, subsequently, state regulatory agencies have made the distribution of Class A biosolids products largely unrestricted. Utilization requirements for Class B biosolids are significantly more onerous. Based on this, municipalities are moving to Class A programs to avoid the governmental permitting, public hearings, compliance and enforcement bureaucracy associated with Class B programs. This regulatory support to reduce and recycle residuals, and to increase the quality of the biosolids, should be favorable to us.

Our Competitive Strengths

We believe that the following strengths differentiate us in the marketplace:

National, Full-Service Industry Leader.  We believe that we are the largest recycler of biosolids and other organic residuals in the United States and we believe that we are the only national company focused exclusively on water and wastewater residuals management. We provide our customers with services and capabilities, including drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, collection and transportation, regulatory compliance, dewatering, and facility cleanout services. We believe our broad range of services exceeds those offered by our competitors in the water and wastewater residuals management industry and provides us with a unique and differentiated service offering platform. We believe that our leading market position provides us with more operating leverage and a unique competitive advantage in attracting and retaining customers and employees as compared to our regional and local competitors.

Recurring Revenues and Stable Operating Cash Flows.  Approximately 86 percent of our revenue for the year ended December 31, 2005 was derived from sources that we believe are recurring in nature, including long-term contracts primarily with municipal customers. These contracts accounted for approximately 80 percent of our revenue for the year ended December 31, 2005. Our estimated contract expirations are staggered, mitigating the impact of any individual contract loss. Our contract revenue backlog, including renewal options, was approximately $2.3 billion as of December 31, 2005. This backlog represents more than six times our revenue for the year ended December 31, 2005. Our estimated backlog, excluding renewal options, was approximately $1.5 billion as of December 31, 2005. We believe our recurring revenue base, stable capital expenditures requirements and minimal working capital requirements will allow us to maintain predictable and consistent cash flows. See “— Backlog.”

Significant Land Base.  We have a large land base available for the land application of wastewater residuals. As of December 31, 2005, we maintained permits and registration or licensing agreements on more than 906,000 acres of land in 25 states. We feel that this land base provides us with an important advantage when bidding for new work and retaining existing business.

Large Range of Processing Capabilities and Product Marketing Experience. We are one of the largest firms in treating wastewater residuals to meet the EPA’s Class A standards. We currently operate 11 Class A processing facilities and believe that our next two largest Class A competitors operate five and three Class A facilities, respectively. Class A residuals undergo more processing than Class B residuals, and may be distributed and marketed as commercial fertilizer. We have numerous capabilities to achieve Class A standards, and we currently operate six heat-drying facilities and five composting facilities. In addition, we are a leader in marketing Class A biosolids either generated by us or by others. For the year ended December 31, 2005, we marketed 166,000 tons, or approximately 54 percent, of the heat-dried pellets produced in the United States. We also marketed 445,000 tons of compost, which we believe is significantly more than any other producer of municipal based compost materials.

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

Regulatory Compliance and Reporting.  An important element for the long-term success of a wastewater residuals management program is the certainty of compliance with local, state and federal regulations. Accurate and timely documentation of regulatory compliance is mandatory. We provide this service, as part of our turn-key operations, through a proprietary integrated data management system (the Residuals Management System) that has been designed to store, manage and report information about our clients’ wastewater residuals programs. We believe that our regulatory compliance and reporting capabilities provide us with an important competitive advantage when presented to the municipal and industrial wastewater generators.

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

Our Business Strategy

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

Organic Growth.  We believe that we have the opportunity to expand our business by providing services for new customers who currently perform their own wastewater residuals management and by increasing the range of services that our existing customers outsource to us. The principal factors contributing to our organic growth include:

•	Developing New Customers. Our sales and marketing efforts focus on adding new customers by marketing our products and services. In many cases, we believe that we can provide the customer with better service at a cost to them that is lower than what it costs them to provide the service internally or with their current service provider. We take a collaborative approach with potential customers where our sales force consults with potential customers and positions us as a solution provider.

•	Expanding Services to Existing Customers. We have the opportunity to provide many of our existing customers with additional services as part of a complete residuals management program. We endeavor to educate these existing customers about the benefits of a complete residuals management solution and offer other services where the value is compelling. These opportunities may provide us with long-term contracts, increased barriers to entry, and better relationships with our customers.

•	Capitalize on Increased Demand for Class A Services. In order to take advantage of operating efficiencies, technology and our comprehensive capabilities, we will endeavor to capitalize on the increased demand for Class A services, including drying and pelletizing, dewatering and composting. We believe this focus will result in more long-term contracts and recurring revenue. In addition, we are building several new facilities, which we expect will also result in longer-term contracts, steady revenue streams, higher barriers to entry for competitors, higher switching costs for the customer and lower seasonality.

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

We partner with our clients to develop cost-effective, environmentally sound solutions to their residuals processing and beneficial use requirements. We provide the flexibility and comprehensive services that generators need, with negotiated pricing, regulatory compliance, and operational performance. We work with our clients to find innovative and cost effective solutions to their wastewater residuals management challenges. In addition, because we do not manufacture equipment, we are able to provide unbiased solutions to our customers’ needs. We provide our customers with complete, vertically integrated services and capabilities, including design/build services, facility operations, facility cleanout services, regulatory compliance, dewatering, collection and transportation, composting, drying and pelletization, product marketing, incineration, alkaline stabilization, and land application.

1. Design and Build Services.  We designed, built, and operate six heat-drying and pelletization facilities and five composting facilities. We currently have one new drying facility under permit and construction that we will operate when it is completed in the second quarter of 2006. We operate three incineration facilities, two of which we significantly upgraded and one that we built. We also operate 32 permanent and 40 mobile dewatering facilities. All of our facility design, construction and operating experience is with biosolids projects.

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

3. Regulatory Compliance.  An important element for the long-term success of a wastewater residuals management program is the certainty of compliance with local, state and federal regulations. Accurate and timely documentation of regulatory compliance is mandatory. We provide this service through our proprietary Residuals Management System (“RMS”).

RMS is an integrated data management system that has been designed to store, manage and report information about our clients’ wastewater residuals programs. Every time our professional operations or technical staff performs activities relating to a particular project, RMS is updated to record the characteristics of the material, how much material was moved, when it was moved, who moved it and where it went. In addition to basic operational information, laboratory analyses are input in order to monitor both annual and cumulative loading rates for metals and nutrients. This loading information is coupled with field identification to provide current information for agronomic application rate computations.

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

4. Dewatering.  We provide residuals dewatering services for wastewater treatment facilities on either a permanent, temporary or emergency basis. These services include design, procurement, and operations. We provide the staffing to operate and maintain these facilities to ensure satisfactory operation and regulatory compliance of the residuals management program. We currently operate 32 permanent and 40 mobile dewatering units.

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

6. Composting.  For composting projects, we provide a comprehensive range of technologies, operations services and end product marketing through our various divisions and regional offices. All of our composting alternatives provide high-quality Class A products that we market to landscapers, nurseries, farms and fertilizer companies through our Organic Product Marketing Group (“OPMG”) described below. In some cases, fertilizer companies package the product and resell it for home consumer use. We utilize three different types of composting methodologies: aerated static pile, in-vessel, and open windrow. When a totally enclosed facility is not required, aerated static pile composting offers economic advantages. In-vessel composting uses an automated, enclosed system that mechanically agitates and aerates blended organic materials in concrete bays. We also offer the windrow method of composting to clients with favorable climatic conditions. In areas with a hot and dry climate, the windrow method lends itself to the efficient evaporation of excess water from dewatered residuals. This makes it possible to minimize or eliminate any need for bulking agents other than recycled compost. We currently operate five composting facilities.

7. Drying and Pelletization.  The heat drying process utilizes a recirculating system to evaporate water from wastewater residuals and creates fertilizer pellets. A critical aspect of any drying technology is its ability to produce a consistent and high quality Class A end product that is marketable to identified end-users. This requires the system to manufacture pellets that meet certain criteria with respect to size, dryness, dust elimination, microbiological cleanliness, and durability. We market heat-dried biosolids products to the agricultural and fertilizer industries through our Organic Product Marketing Group described below.

We built and currently operate six drying and pelletization facilities with municipalities, including one in Pinellas County, Florida, two in Baltimore, Maryland, one in New York, New York, one in Hagerstown, Maryland and one in Sacramento, California. We are currently in the construction phase of one drying and pelletization facility for Honolulu, Hawaii, which we will operate when the facility is completed. This facility is scheduled to be operational in the second quarter of 2006.

8. Product Marketing.  In 1992, we formed the OPMG to market composted and pelletized biosolids from our own facilities as well as municipally owned facilities. OPMG currently markets in excess of 875,000 cubic yards of compost and 166,000 tons of pelletized biosolids annually. OPMG markets a majority of its biosolids products under the trade names Granulite Company and AllGro Company. Based on our experience, OPMG is capable of marketing biosolids products to the highest paying markets. We believe that we are the leader in marketing end-use wastewater residuals products, such as compost and heat-dried pellets used for fertilizers. In 2005, we marketed 166,000 tons or approximately 54 percent of the heat-dried pellets produced in the United States. We also marketed 445,000 tons of compost, which we believe is significantly more than any other producer of municipal based compost materials.

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

10. Alkaline Stabilization.  We provide alkaline stabilization services by using lime to treat Sub-Class B biosolids to Class-B standards. Lime chemically reacts with the residuals and creates a Class B product. We offer this treatment process through our BIO*FIX process. Due to its very low capital cost, BIO*FIX is used in interim and emergency applications as well as long-term programs. The BIO*FIX process is designed to effectively inactivate pathogenic microorganisms and to prevent vector attraction and odor. The BIO*FIX process combines specific high-alkalinity materials with residuals at low cost.

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

Contracts

Contract revenues accounted for approximately 80 percent of our revenue for the year ended December 31, 2005. These revenues were generated through more than 650 contracts that range from one to twenty five years in length. Contract revenues are generated primarily from land application, collection and transportation services, dewatering, incineration, composting, drying and pelletization services and facility operations and maintenance services. These contracts have an estimated backlog, including renewal options, of approximately $2.3 billion as of December 31, 2005. In general, our contracts contain provisions for inflation related annual price increases, renewal provisions, and broad force majeure clauses. Our top ten customers have an average of seven years remaining on their current contracts, including renewal options. We have historically enjoyed high combined contract retention rates (both renewals and rebids) of approximately 85 percent to 90 percent of contract revenue value. During 2005, our combined contract retention rate was approximately 90 percent. See “— Backlog” for a more detailed discussion.

Our largest customer is the New York City Department of Environmental Protection (“NYDEP”), which accounted for 16 percent of our revenues in 2005. No other customer accounted for more than 10 percent of our revenues in 2005.

Although we have a standard form of agreement, terms may vary depending upon the customer’s service requirements and the volume of residuals generated and, in some situations, requirements imposed by statute or regulation. Contracts associated with our land application business are typically two- to four-year exclusive arrangements excluding renewal options. Contracts associated with drying and pelletizing, incineration or composting are typically longer term contracts, from five to twenty years, excluding renewal options, and typically include provisions such as put-or-pay arrangements and estimated adjustments for changes in the consumer price index for contracts that contain price indexing. Other services such as cleanout and dewatering typically may or may not be under long-term contract depending on the circumstances.

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

Contracts typically include provisions relating to the allocation of risk, insurance, certification of the material, force majeure conditions, change of law situations, frequency of collection, pricing, form and extent of treatment, and documentation for tracking purposes. Many of our agreements with municipalities and water districts provide options for extension without the necessity of going to bid. In addition, many contracts have termination provisions that the customer can exercise; however, in most cases, such terminations create obligations to our customers to compensate us for lost costs and profits.

Our largest contract is with the NYDEP. The contract relates to the New York Organic Fertilizer Company dryer and pelletizer facility and was assumed in connection with the Bio Gro acquisition in 2000. The contract provides for the removal, transport and processing of wastewater residuals into Class A product that is transported, marketed and sold to the fertilizer industry for beneficial reuse. We also have a contract with the NYDEP to transport and land apply biosolids. These contracts accounted for 16 percent of our revenues in 2005, and have terms of 15 years and expire in June 2013. These contracts include provisions relating to the allocation of risk, insurance, certification of the material, force majeure conditions, change of law situations, frequency of collection, pricing, form and extent treatment, and documentation for tracking purposes. In addition, these contracts include a provision that allows for the NYDEP to terminate the contract upon notice. See “Risk Factors — Risks Relating to our Business and the Industry — A significant amount of our business comes from a limited number of customers and our revenue and profits could decrease significantly if we lost one or more of them as customers.”

Backlog

At December 31, 2005, our estimated remaining contract value including renewal options, which we call backlog, was approximately $2.3 billion, of which we estimate approximately $182.0 million will be realized in 2006. In determining backlog, we calculate the expected payments remaining under the current terms of our contracts, assuming the renewal of contracts in accordance with their renewal provisions, no increase in the level of services during the remaining term, and estimated adjustments for changes in the consumer price index for contracts that contain price indexing. Assuming the renewal provisions are not exercised, we estimate our backlog at December 31, 2005 would have been approximately $1.5 billion. We believe that the $1.5 billion of estimated backlog excluding renewal provisions is firm. These estimates are based on our operating experience, and we believe them to be reasonable. However, there can be no assurance that our backlog will be realized as contract revenue or earnings. See “Risk Factors — Risks Relating to our Business and Industry — We are not able to guarantee that our estimated remaining contract value, which we call backlog, will result in actual revenues in any particular fiscal period.”

Sales and Marketing

We have a sales and marketing group that has developed and implemented a comprehensive internal growth strategy to expand our business by providing services for new customers who currently perform their own wastewater residuals management and by increasing the range of services that our existing customers outsource to us.

In addition, to maintain our existing market base, we endeavor to achieve a 100 percent renewal rate on expiring service contracts. For 2005, we achieved a renewal rate of approximately 90 percent. We believe that the ability to renew existing contracts is a direct indication of the level of customer satisfaction with our operations. Although we value our current customer base, our focus is to increase revenues that generate long-term, stable income at acceptable margins rather than simply increasing market share.

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

Acquisitions History

Historically, acquisitions have been an important part of our growth strategy. We completed 18 acquisitions from 1998 through 2004, highlighted by our acquisition in August 2000 of Waste Management’s Bio Gro Division. Bio Gro had been one of the largest providers of wastewater residuals management services in the United States, with 1999 annual revenues of $118 million. Bio Gro provided wastewater residuals management services in 24 states and was the market leader in thermal drying and pelletization. Other acquisitions from 1998 to the present include the following:

Company	Date Acquired	U.S. Market Served	Capabilities Acquired

A&J Cartage, Inc.	June 1998	Midwest	Land Application
Recyc, Inc.	July 1998	West	Composting
Environmental Waste Recycling, Inc.	November 1998	Southeast	Land Application
National Resource Recovery, Inc.	March 1999	Midwest	Land Application
Anti-Pollution Associates	April 1999	Florida Keys	Facility Operations
D&D Pumping, Inc.	April 1999	Florida Keys	Land Application
Vital Cycle, Inc.	April 1999	Southwest	Product Marketing
AMSCO, Inc.	May 1999	Southeast	Land Application
Residual Technologies, LP	January 2000	Northeast	Incineration
Davis Water Analysis, Inc.	February 2000	Florida Keys	Facility Operations
AKH Water Management, Inc.	February 2000	Florida Keys	Facility Operations
Ecosystematics, Inc.	February 2000	Florida Keys	Facility Operations
Rehbein, Inc.	March 2000	Midwest	Land Application
Whiteford Construction Company	March 2000	Mid-Atlantic	Cleanouts
Environmental Protection & Improvement Inc.	March 2000	Mid-Atlantic	Rail Transportation
Earthwise Organics, Inc and Earthwise Trucking	August 2002	West	Composting and Transportation
Aspen Resources, Inc.	May 2003	Midwest	Pulp and Paper Residuals

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

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) generally imposes strict, joint and several liability for cleanup costs upon various parties, including: (1) present owners and operators of facilities at which hazardous substances were disposed; (2) past owners and operators at the time of disposal; (3) generators of hazardous substances that were disposed at such facilities; and (4) parties who arranged for the disposal of hazardous substances at such facilities. CERCLA liability extends to cleanup costs necessitated by a release or threat of release of a hazardous substance. However, the definition of “release” under CERCLA excludes the “normal application of fertilizer.” The EPA regulations regard biosolids applied to land as a fertilizer substitute or soil conditioner. The EPA has indicated in a published document that it considers biosolids applied to land in compliance with the applicable regulations not to constitute a “release.” However, the land application of biosolids that do not comply with Part 503 Regulations could be considered a release and lead to CERCLA liability. Monitoring as required under Part 503 Regulations is thus very important. Although the biosolids and alkaline waste products may contain limited quantities or concentrations of hazardous substances (as defined under CERCLA), we have developed plans to manage the risk of CERCLA liability, including training of operators, regular testing of the biosolids and the alkaline admixtures to be used in treatment methods and reviewing incineration and other permits held by the entities from which alkaline admixtures are obtained.

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

Securities and Exchange Commission

As a public company, we are required to file periodic reports, as well as other information, with the Securities and Exchange Commission (SEC) within established deadlines. Any document we file with the SEC may be viewed or copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. Our SEC filings are also available to the public through the SEC’s web site located at http://www.sec.gov.

We maintain a corporate Web site at http://synagro.com, on which investors may access free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports as soon as is reasonably practicable after furnishing such material with the SEC. In addition, we will voluntarily provide electronic or paper copies of our filings free of charge upon request to our Investor Relations department at (713) 369-1700.

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

In addition, we make use of our trade secrets or “know-how” developed in the course of our experience in the marketing of our services. To the extent that we rely upon trade secrets, unpatented know-how and the development of improvements in establishing and maintaining a competitive advantage in the market for our services, we can provide no assurances that such proprietary technology will remain a trade secret or that others will not develop substantially equivalent or superior technologies to compete with our services.

Employees

As of March 15, 2006, we had 982 full-time employees. These employees include approximately 4 executive officers, 10 nonexecutive officers, 116 operations managers, 65 environmental specialists, 49 maintenance personnel, 171 drivers and transportation personnel, 82 land application specialists, 307 general operation specialists, 39 sales employees and 139 technical support, administrative, financial and other employees. Additionally, we use contract labor for various operating functions, including hauling and spreading services, when it is economically advantageous.

Although we have approximately 38 union employees, our employees are generally not represented by a labor union or covered by a collective bargaining agreement. We believe we have good relations with our employees. We provide our employees with certain benefits, including health, life, dental, and accidental death and disability insurance and 401(k) benefits.

Potential Liability and Insurance

The wastewater residuals management industry involves potential liability risks of statutory, contractual, tort, environmental and common law liability claims. Potential liability claims could involve, for example:

•	personal injury;

•	damage to the environment;

•	violations of environmental permits;

•	transportation matters;

•	employee matters;

•	contractual matters;

•	property damage; and

•	alleged negligence or professional errors or omissions in the planning or performance of work.

We could also be subject to fines or penalties in connection with violations of regulatory requirements.

We carry $51 million of liability insurance (including umbrella coverage), and under a separate policy, $10 million of aggregate pollution legal liability insurance ($10 million each loss) subject to retroactive dates, which we consider sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations. There can be no assurance that we will not face claims under CERCLA or similar state laws resulting in substantial liability for which we are uninsured or could be greater than each policy’s limit and which could have a material adverse effect on our business.

Our insurance programs utilize large deductible/self-insured retention plans offered by commercial insurance companies. Large deductible/self-insured retention plans allow us the benefits of cost-effective risk financing while protecting us from catastrophic risk with specific stop-loss insurance limiting the amount of self-funded exposure for any one loss and aggregate stop-loss insurance limiting the self-funded exposure for health insurance for any one year.

Item 1A.	Risk Factors

Risk Factors That May Affect Future Results

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

Federal environmental authorities regulate the activities of the municipal and industrial wastewater generators and enforce standards for the discharge from wastewater treatment plants (effluent wastewater) with permits issued under the authority of the Clean Water Act, as amended. The treatment of wastewater produces an effluent and wastewater solids. The treatment of these solids produces biosolids. The use and disposal of biosolids and wastewater residuals is regulated by 40 CFR Part 503 Regulations promulgated by the EPA pursuant to the Clean Water Act (“Part 503 Regulations”). The Part 503 Regulations also establish use and disposal standards for biosolids and wastewater residuals that are applicable to publicly and privately owned wastewater treatment plants in the United States. Biosolids may be surface disposed in landfills, incinerated, or applied to land for beneficial use in accordance with the requirements established by the regulations. To the extent demand for our wastewater residuals treatment methods is created by the need to comply with the environmental laws and regulations, any modification of the standards created by such laws and regulations, or in their enforcement, may reduce the demand for our wastewater residuals treatment methods. Changes in these laws or regulations and/or changes in the enforcement of these laws or regulations may also adversely affect our operations by imposing additional regulatory compliance costs on us, and requiring the modification of and/or adversely affecting the market for our wastewater residuals management services.

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

We provide a variety of services relating to the transportation and treatment of wastewater residuals. We are in direct and indirect competition with other businesses that provide some or all of the same services including small local companies, regional residuals management companies, and national and international water and wastewater operations/privatization companies, technology suppliers, municipal solid waste companies, farming operations and, most significantly, municipalities and industries who choose not to outsource their residuals management needs. Some of these competitors are larger; more firmly established and have greater capital resources than we have.

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

Our ability to generate revenues and cash flow sufficient to pay dividends on our outstanding common stock and interest on outstanding debt is dependent upon successfully financing and completing five new facilities scheduled to commence operations 2006. Although permitting processes for all five new facilities are complete and construction is in progress or near completion, there can be no assurance that we will be able to complete construction as scheduled and begin to operate the facilities without the need to remedy certain defects that may arise immediately after construction. In addition, as with our other facilities, our relationship is governed by customer contracts which can be terminated prior to the expiration of their term.

A significant amount of our business comes from a limited number of customers and our revenue and profits could decrease significantly if we lost one or more of them as customers.

Our business depends on our ability to provide services to our customers. One or more of these customers may stop buying services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. For the year ended December 31, 2005, our single largest customer accounted for 16 percent of our revenues and our top ten customers accounted for approximately 41 percent of our revenues.

If we were unable to obtain bonding required in connection with certain projects, we would be ineligible to bid on those projects.

Consistent with industry practice, we are required to post performance bonds in connection with certain contracts on which we bid. In addition, we are often required to post both performance and payment bonds at the time of execution of contracts for commercial, federal, state and municipal projects. The amount of bonding capacity offered by sureties is a function of the financial health of the entity requesting the bonding. Although we could issue letters of credit under our credit facility for bonding purposes, if we are unable to obtain bonding in sufficient amounts we may be ineligible to bid or negotiate on projects. As of March 27, 2006, we had a bonding capacity of approximately $172 million with approximately $148 million utilized as of that date.

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

The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Because fuel is needed to run the fleet of trucks that service our customers, our incinerators, our dryers and other facilities, price escalations or reductions in the supply of fuel could increase our operating expenses and have a negative impact on net income. In the past, we have implemented a fuel surcharge to offset increased fuel costs. However, we are not always able to pass through all or part of the increased fuel costs due to the terms of certain customers’ contracts and the inability to negotiate such pass through costs.

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

In the ordinary course of business, we may become involved in various legal and administrative proceedings, including proceedings related to permits, land use or environmental laws and regulations. We are currently subject to several lawsuits relating to our business. Our defense of these claims or any other claims against us may not be successful. If we lose these or future lawsuits, we may have to pay significant damages and legal expenses, and we could be subject to injunctions, court orders, loss of revenues and defaults under our credit and other agreements. See “Item 3. — Legal Proceedings.”

We could face considerable business and financial risk in implementing our acquisition strategy.

As part of our growth strategy, we intend to consider acquiring complementary businesses. We regularly engage in discussions with respect to possible acquisitions. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, which could have a material adverse effect upon our business, financial position and results of operations. Risks we could face with respect to acquisitions include:

•	difficulties in the integration of the operations, technologies, products and personnel of the acquired company;

•	potential loss of employees;

•	diversion of management’s attention away from other business concerns;

•	expenses of any undisclosed or potential legal liabilities of the acquired company; and

•	risks of entering markets in which we have no or limited prior experience.

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

Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with some of the groups. The negotiation of these agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of such work stoppage, our operating expenses could increase significantly.

We may become subject to CERCLA or other federal or state cleanup laws, which could increase our costs of operations.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) generally imposes strict, joint and several liability for cleanup costs upon various parties, including: (1) present owners and operators of facilities at which hazardous substances were disposed; (2) past owners and operators at the time of disposal; (3) generators of hazardous substances that were disposed at such facilities; and (4) parties who arranged for the disposal of hazardous substances at such facilities. The costs of a CERCLA cleanup or a cleanup required by applicable state environmental laws can be very expensive. Given the difficulty of obtaining insurance for environmental impairment liability, CERCLA liability or any liability imposed under state cleanup laws could have a material impact on our business and financial condition.

CERCLA liability extends to cleanup costs necessitated by a release or threat of release of a hazardous substance. The definition of “release” under CERCLA excludes the “normal application of fertilizer.” The EPA regards the land application of biosolids that meet the Part 503 Regulations as a “normal application of fertilizer,” and thus not subject to CERCLA. However, if we were to transport or handle biosolids that contain hazardous substances in violation of the Part 503 Regulations, we could be liable under CERCLA.

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

Goodwill represents the aggregate purchase price paid by us in acquisitions accounted for as a purchase over the fair value of the identifiable net assets acquired. Under Statement of Financial Accounting Standards No. 142, we no longer amortize goodwill, but review annually for impairment. In the event that facts and circumstances indicate that goodwill may be impaired, an evaluation of recoverability would be performed. If a write-down to market value of all or part of our goodwill becomes necessary, our accounting results and net worth would be adversely affected. As of December 31, 2005, our total goodwill, net of amortization, was approximately $176.2 million.

We may be unable to meet changing laws, regulations and standards related to corporate governance and public disclosure.

We are spending increasing amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules (the “Regulations”). In particular, Section 302 and 404 of the Sarbanes-Oxley Act of 2002 require management’s annual review and evaluation of our internal accounting and disclosure controls and procedures, and beginning in 2005 attestations of the effectiveness of these controls by our independent registered public accounting firm. The process of documenting and testing our controls has required that we hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. While we invested significant time and money in our effort to design, evaluate and test our internal control over financial reporting, there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal accounting and disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. If we were unable to comply with the Regulations or were to report a material weakness in our internal control over financial reporting such disclosure may impact investor perception of our company and may affect our stock price.

There is no assurance that we will continue declaring dividends or have the available cash to make dividend payments.

Although we have a stated policy of paying dividends on our common stock at an annual rate of approximately $0.40 per share, and we paid a cash dividend of $0.10 per share in each quarter since the adoption of our dividend policy in June 2005, there can be no assurance that funds will be available for this purpose in the future. The declaration and payment of dividends is subject to the sole discretion of our Board of Directors, are not cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our board of directors, and may be restricted by the terms of our Senior Credit Facility.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease approximately 18,414 square feet of office space at our corporate office located in Houston, Texas. We also lease regional operational facilities in Houston, Texas; El Dorado Hills, California; Mt. Arlington, New Jersey; Baltimore, Maryland; Naugatuck, Connecticut; and we have 18 district offices throughout the United States.

We own and operate four drying and pelletization facilities; one located in Sacramento, California, one in New York, New York and two in Baltimore, Maryland. We operate two drying and pelletizing facilities in Hagerstown, Maryland and Pinellas County, Florida, and three incineration facilities located in Waterbury, Connecticut; New Haven, Connecticut and Woonsocket, Rhode Island. We also operate five composting facilities located in Corona, California; Burlington, New Jersey; Salome, Arizona; Dos Palos, California and Chino, California. Additionally, we own property in Salome, Arizona; Blythe, California; Lamar, Colorado; Kern County, California; and Maysville, Arkansas. These properties are utilized for composting, storage or land application. The property located in Maysville, Arkansas is currently being marketed for sale.

We maintain permits, registrations or licensing agreements on more than approximately 906,000 acres of land in 25 states for applications of biosolids.

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

However, the outcome of any particular proceeding cannot be predicted with certainty. We are required under various regulations to procure licenses and permits to conduct our operations. These licenses and permits are subject to periodic renewal without which our operations could be adversely affected. There can be no assurance that any change in regulatory requirements will not have a material adverse effect on our financial condition, results of operations or cash flows.

Reliance Insurance

For the 24 months ended October 31, 2000 (the “Reliance Coverage Period”), we insured certain risks, including automobile, general liability, and worker’s compensation, with Reliance National Indemnity Company (“Reliance”) through policies totaling $26 million in annual coverage. On May  29, 2001, the Commonwealth Court of Pennsylvania entered an order appointing the Pennsylvania Insurance Commissioner as Rehabilitator and directing the Rehabilitator to take immediate possession of Reliance’s assets and business. On June 11, 2001, Reliance’s ultimate parent, Reliance Group Holdings, Inc., filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code of 1978, as amended. On October 3, 2001, the Pennsylvania Insurance Commissioner removed Reliance from rehabilitation and placed it into liquidation.

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

In June 2002, we settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, we agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. We estimated our exposure at approximately $1.0 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs (including defense costs) for which coverage may not be available due to the liquidation of Reliance. We believe accruals of approximately $1.0 million as of December 31, 2005 are adequate to provide for our exposures. The final resolution of these exposures could be substantially different from the amount recorded.

Design and Build Contract Risk

We participate in design and build construction operations, usually as a general contractor. Virtually all design and construction work is performed by unaffiliated subcontractors. As a consequence, we are dependent upon the continued availability of and satisfactory performance by these subcontractors for the design and construction of our facilities. There is no assurance that there will be sufficient availability of and satisfactory performance by these unaffiliated subcontractors. In addition, inadequate subcontractor resources and unsatisfactory performance by these subcontractors could have a material adverse effect on our business, financial condition and results of operation. Further, as the general contractor, we are legally responsible for the performance of our contracts and, if such contracts are under-performed or not performed by our subcontractors, we could be financially responsible. Although our contracts with our subcontractors provide for indemnification if our subcontractors do not satisfactorily perform their contract, there can be no assurance that such indemnification would cover our financial losses in attempting to fulfill the contractual obligations.

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

Self-Insurance

The Company is substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends, industry averages, and actuarial assumptions regarding future claims development and claims incurred but not reported.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Common Stock Price Range

Our Common Stock is listed on the Nasdaq Small Cap Market (“Nasdaq”), and trades under the symbol “SYGR.” The following table presents the high and low closing prices for our Common Stock for each fiscal quarter of the fiscal years ended 2005 and 2004, as reported by Nasdaq.

	High	Low

Fiscal Year 2005
First Quarter	$5.10	$2.50
Second Quarter	$4.85	$3.96
Third Quarter	$5.42	$4.53
Fourth Quarter	$5.00	$3.38
Fiscal Year 2004
First Quarter	$3.07	$2.12
Second Quarter	$3.36	$2.75
Third Quarter	$3.21	$2.52
Fourth Quarter	$3.10	$2.79

As of March 24, 2006, we had 73,429,302 shares of Common Stock issued and outstanding and 251 holders of record of our Common Stock.

Dividend Policy

The Company’s board of directors adopted a dividend policy in June 2005, effective upon the closing of the Recapitalization (See Note 1), pursuant to which the Company paid quarterly dividends of $0.10 per share, or $7.2 million in August 2005 and $7.3 million in November 2005. The Company declared a quarterly dividend of $0.10 per share in February 2006. The Company expects to continue to pay quarterly dividends at an annual rate of approximately $0.40 per share, but only if and to the extent dividends are declared by the Company’s board of directors and permitted by applicable law and by the terms of our new senior secured credit facility (See Note 5). Dividend payments are not guaranteed and the Company’s board of directors may decide, in its absolute discretion, not to pay dividends. Dividends on the Company’s common stock are not cumulative.

Equity Compensation Plan Information

The following table summarizes as of December 31, 2005, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans:

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities Reflected
	Stock Options	Stock Options	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	3,820,132	$3.08	6,237,000
Equity compensation not approved by security holders(2)	1,224,160	$2.82	—

Total	5,044,292		6,237,000

(1)	We have outstanding stock options granted under the 2000 Stock Option Plan (the “2000 Plan”) and the Amended and Restated 1993 Stock Option Plan (the “1993 Plan”) for officers, directors and key employees. There are 6,237,000 options for shares of common stock reserved under the 2000 Plan for future grants. Effective with the approval of the 2000 Plan, no further grants have been made under the 1993 Plan.

(2)	Represents options granted pursuant to individual stock option agreements. An aggregate of 1,181,954 options were granted to executive officers in 1998 and prior. These options had an exercise price equal to the market price, vested over three years, and expire ten years from the date of grant. An aggregate of 850,000 options were granted to executive officers as an inducement essential to the individuals entering into an employment contract with us. These options have an exercise price equal to market value on the date of grant, vest over three years, and expire ten years from the date of grant.

Item 6.	Selected Financial Data

The following table summarizes our selected consolidated financial data for each fiscal year of the five-year period ended December 31, 2005. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, included elsewhere herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Revenue	$338,004	$325,864	$298,552	$272,628	$260,196
Gross profit	62,225	67,822	64,101	70,748	68,095
Selling, general and administrative expenses	24,480	24,346	26,070	22,935	21,958
Reorganization costs	—	—	1,169	905	—
Transaction costs and expenses	1,517	—	—	—	—
Stock option redemptions and transaction bonuses	6,805	—	—	—	—
(Gain) loss on sale of assets	(2,659)	(854)	7	(244)	(221)
Special charges, net	—	320	—	—	1,018
Amortization of intangibles	238	126	450	108	4,458
Gain from litigation settlement	—	—	—	—	(6,000)
Interest expense, net	22,290	22,247	23,356	23,498	26,968
Net income (loss) before cumulative effect of change in accounting for derivatives and asset retirement obligations, preferred stock dividends	(9,650)	12,954	7,754	11,064	17,568
Cumulative effect of change in accounting for derivatives	—	—	—	—	1,153
Cumulative effect of change in accounting for asset retirement obligations	—	—	476	—	—
Preferred stock dividends	9,587	8,827	8,209	7,659	7,248
Net income (loss) applicable to common stock	$(19,237)	$4,127	$(931)	$3,405	$9,167
Basic —
Net income (loss) per share before cumulative effect of change in accounting for derivatives and asset retirement obligations, and noncash beneficial conversion charge	$(0.40)	$0.21	$(0.03)	$0.17	$0.53
Cumulative effect of change in accounting for derivatives	—	—	—	—	(0.06)
Cumulative effect of change in accounting for asset retirement obligations	—	—	(0.02)	—	—

Net income (loss) per share — basic	$(0.40)	$0.21	$(0.05)	$0.17	$0.47

Diluted —
Net income (loss) per share before preferred stock dividends, cumulative effect of change in accounting for derivatives and asset retirement obligations	$(0.40)	$0.21	$(0.03)	$0.17	$0.35
Cumulative effect of change in accounting for derivatives	—	—	—	—	(0.02)
Cumulative effect of change in accounting for asset retirement obligations	—	—	(0.02)	—	—

Net income (loss) per common share — diluted	$(0.40)	$0.21	$(0.05)	$0.17	$0.33

Working capital	$56,259	$15,159	$20,517	$20,890	$9,135
Total assets	$543,306	$515,024	$490,677	$492,120	$448,775
Total long-term debt, net of current maturities	$279,951	$248,799	$269,133	$283,530	$249,016
Redeemable preferred stock	$—	$95,126	$86,299	$78,090	$70,431
Stockholders’ equity	$184,154	$68,725	$64,022	$64,449	$60,540

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial position for the periods described below. This discussion should be read in conjunction with the consolidated financial statements included herein. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. Our actual results may differ materially from these indicated forward-looking statements. For information about these assumptions and other risks and exposures relating to our business and our company, you should refer to the section entitled “Forward-Looking Statements” and “Risk Factors.”

Recapitalization

On June 21, 2005, we closed a new $305.0 million senior secured credit facility (See Note 5), repaid $196.9 million of debt under our previously outstanding senior credit agreement and 9 1/2 percent senior subordinated notes due 2009, converted all outstanding shares of preferred stock into 41,885,597 shares of common stock, and completed a $160.0 million offering of 9,302,326 primary shares and 27,847,674 secondary shares of common stock at an offering price of $4.30 per share. The new credit facility allows us to pay dividends and is expected to result in cash interest savings of over $4.0 million annualized when compared to the interest costs of our previously outstanding senior and subordinated debt. The new credit facility, debt repayment, preferred stock conversion, and primary and secondary common stock offering are collectively referred to herein as the “Recapitalization”.

We incurred certain costs and write-offs relating to the Recapitalization, including $1.5 million of transaction costs and expenses, $5.5 million for stock option redemptions, $1.3 million for transaction bonuses and $19.5 million of debt extinguishment costs (including a tender premium of $13.2 million, write off of debt issuance costs of $4.3 million, and other costs totaling $2.0 million). The $5.5 million charge for stock options redeemed relates to 3,043,000 options that were redeemed for $5.5 million of cash. We also recognized as dividends $4.4 million of previously unrecognized accretion on our preferred stock. These costs, write-offs and accretion have been included in our statements of operations for the year ended December 31, 2005.

Our board of directors adopted a dividend policy, effective upon the closing of the Recapitalization. We paid quarterly dividends of $0.10 per share, or $7.2 million in August 2005 and $7.3 million in November 2005. We declared a $0.10 dividend in February 2006. We expect to continue to pay quarterly dividends at an annual rate of approximately $0.40 per share, but only if and to the extent dividends are declared by our board of directors and permitted by applicable law and by the terms of our new senior secured credit facility (See Note 5). Dividend payments are not guaranteed and our board of directors may decide, in its absolute discretion, not to pay dividends. Dividends on our common stock are not cumulative.

We received total net proceeds from the sale of primary shares in the offering of approximately $37.6 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from this offering, together with $189.9 million of borrowings under the new credit facility and other borrowings after the closing of the Recapitalization as follows:

•	$47.3 million to repay in full indebtedness under the previously existing credit facility (including accrued interest of $0.4 million);

•	$8.6 million to pay fees and expenses associated with the establishment of the new credit facility and the repayment of the existing credit facility and other related fees and expenses;

•	$166.3 million to repurchase all of our outstanding 9 1/2 percent notes (including tender premium of $13.2 million and accrued interest of $3.1 million);

•	$5.5 million associated with the redemption of a portion of outstanding options to purchase shares of common stock held by certain members of our senior management and board of directors; and

•	$1.3 million to pay transaction bonuses to certain members of our senior management.

Background

We generate substantially all of our revenue by providing water and wastewater residuals management services to municipal and industrial customers. We provide our customers with services and capabilities, including, drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, collection and transportation, regulatory compliance, dewatering, and facility cleanout services. We currently serve more than 600 customers in 37 states and the District of Columbia. Our contracts typically have inflation price adjustments, renewal clauses and broad force majeure provisions. For the year ended December 31, 2005, we experienced a contract retention rate (both renewals and rebids) of approximately 90 percent.

We categorize our revenues into five types — contract, purchase order, product sales, design\build construction and event work.

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

The Company’s percentage of revenue by type is summarized below:

	For the Years Ended December 31,
	2005	2004	2003

Contract	80%	83%	84%
Purchase order	2%	3%	4%
Product sales	3%	3%	4%
Design/build construction	8%	3%	2%
Event	7%	8%	6%

	100%	100%	100%

Revenues under our facilities operations and maintenance contracts are recognized either when wastewater residuals enter the facility or when the residuals have been processed, depending on the contract terms. All other revenues under service contracts are recognized when the service is performed. Revenues from design/build construction projects and multi-year cleanout projects are accounted for under the percentage-of-completion method of accounting. We provide for losses in connection with long-term contracts where an obligation exists to perform services and it becomes evident that the projected contract costs will exceed the related revenue.

Our costs relating to service contracts include processing, transportation, spreading and disposal costs, and depreciation of operating assets. Our spreading, transportation and disposal costs can be adversely affected by unusual weather conditions and unseasonably heavy rainfall, which can temporarily reduce the availability of land application. Material must be transported to either a permitted storage facility (if available) or to a local landfill for disposal. In either case, this results in additional costs for transporting, storage and disposal of the biosolid materials versus land application in a period of normal weather conditions. Processing and transportation costs can also be adversely impacted by higher fuel costs. In order to manage this risk at processing facilities, we generally enter into contracts that pass-through fuel cost increases to the customer, or for contracts without pass-through provisions, we from time to time lock in our fuel costs with our fuel suppliers for terms ranging from 12 to 24 months. We have locked in 84 percent of our natural gas unit costs for 2006 that we do not have a contractual pass-through. We have also locked in 60 percent of our electricity costs on contracts that do not have contractual pass-through agreements through December 2010. We continuously review various hedging strategies and plant efficiency opportunities to mitigate this risk going forward, but do expect natural gas costs will remain high through 2006. We subcontract a significant portion of our transportation requirements to numerous contractors which enables us to minimize the impact of changes in fuel costs for over the road equipment. We have also periodically implemented temporary fuel surcharges with selected customers. Our costs relating to construction contracts primarily include subcontractor costs related to design, permit and general construction. Our selling, general and administrative expenses are comprised of accounting, information systems, marketing, legal, human resources, regulatory compliance, and regional and executive management costs.

Our management reviews and analyzes several trends and key performance indicators in order to manage our business. Since approximately 90 percent of our revenues are generated from municipal water and wastewater plants, we monitor trends involving municipal generators, including, among other things, aging infrastructure, technology advances, and regulatory activity in the water and wastewater residuals management industry. We use this information to anticipate upcoming growth opportunities, including new facility growth opportunities similar to the Sacramento, California and Pinellas County, Florida dryer projects that we started over the past three years. We also use this information to manage potential business risks such as increased regulatory pressure or local public opposition to residuals management programs. On an ongoing basis, our management also considers several variables associated with the ongoing operations of the business, including, among other things:

•	new sales (including the mix of contract and event sales) and existing business retention objectives necessary to maintain the company’s high percentage of contract and other recurring revenues;

•	storage and permitted landbase available to efficiently manage land application of biosolids, especially during inclement weather patterns;

•	regulatory and permit compliance requirements and safety programs and initiatives specific to our business; and

•	reviewing and monitoring utility costs, fuel costs, subcontractor transportation costs, equipment utilization and availability, equipment purchasing activity, headcount, field operating overhead and selling, general and administrative expenses.

Results of Operations

The following table sets forth certain items included in the consolidated financial statements as a percentage of revenue for the periods indicated (in thousands):

	For the Years Ended December 31,
	2005		2004		2003

Revenue	$338,004	100.0%	$325,864	100.0%	$298,552	100.0%
Cost of services	275,779	81.6%	258,042	79.2%	234,451	78.5%

Gross profit	62,225	18.4%	67,822	20.8%	64,101	21.5%
Selling, general and administrative expenses	24,480	7.2%	24,346	7.5%	26,070	8.7%
Transaction costs and expenses	1,517	0.4%	—	—	—	—
Stock option redemptions and transaction bonuses	6,805	2.0%	—	—	—	—
Restricted stock awards	253	0.1%	—	—	—	—
(Gain) loss on sale of assets	(2,659)	(0.7)%	(854)	(0.3)%	7	0.0%
Reorganization costs	—	—	—	—	1,169	0.4%
Special charges, net	—	—	320	0.1%	—	—
Amortization of intangibles	238	0.1%	126	0.0%	450	0.2%

Income from operations	31,591	9.3%	43,884	13.5%	36,405	12.2%

Other expense:
Interest expense, net	22,290	6.6%	22,247	6.9%	23,356	7.9%
Debt extinguishment costs	19,487	5.8%	—	—	—	—
Other (income) expense, net	(203)	(0.1)%	37	0.0%	70	0.0%

Total other expense, net	41,574	12.3%	22,284	6.9%	23,426	7.9%

Net income (loss) before provision (benefit) for income taxes	(9,983)	(3.0)%	21,600	6.6%	12,979	4.3%
Provision (benefit) for income taxes	(333)	(0.1)%	8,646	2.6%	5,225	1.7%

Net income (loss) before cumulative effect of change in accounting for asset retirement obligations and preferred stock dividends	(9,650)	(2.9)%	12,954	4.0%	7,754	2.6%
Cumulative effect of change in accounting for asset retirement obligations	—	—	—	—	476	0.2%

Net income (loss) before preferred stock dividends	(9,650)	(2.9)%	12,954	4.0%	7,278	2.4%

Preferred stock dividends	9,587		8,827		8,209

Net income (loss) applicable to common stock	$(19,237)		$4,127		$(931)

Revenue and income from operations are summarized by reporting segment, as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003

Revenue
Residuals Management Operations	$269,681	$274,790	$253,610
Rail Transportation	39,309	38,035	40,035
Engineering, Facilities, and Development	32,079	17,252	8,725
Eliminations	(3,065)	(4,213)	(3,818)

	$338,004	$325,864	$298,552

Income (loss) from operations
Residuals Management Operations	$48,246	$55,857	$46,655
Rail Transportation	4,229	5,134	6,194
Engineering, Facilities, and Development	564	(1,628)	(3,842)
Corporate	(21,448)	(15,479)	(12,602)

	$31,591	$43,884	$36,405

Results of Operations for the Years Ended December 31, 2005 and 2004

For the year ended December 31, 2005, revenue was approximately $338.0 million compared to approximately $325.9 million for the year ended December 31, 2004, an increase of approximately $12.1 million, or 3.7 percent. We have four significant fixed price, long-term contracts for which we recognized revenues under the percentage of completion method of accounting totaling $31.5 million in 2005 and $17.0 million in 2004 with related gross margin totaling $4.2 million in 2005 and $5.9 million in 2004. The four significant contracts included a $36.5 million project for the design and construction of a biosolids dryer facility, a $14.9 million contract for the removal and disposal of cleanwater residuals from a lagoon over a two year period, a $12.0 million contract for the removal and disposal of biosolids from a lagoon over a five year period and a $3.6 million contract for the installation of a dewatering facility that was substantially completed in 2005. These types of contracts occur infrequently but have a significant impact on reported revenues and earnings. The revenue recognized for construction of the new dryer facility and the dewatering facility is reported as design/build construction revenue, while the revenue recognized for removing and disposing of bio-solids from the lagoon over a multi-year period is reported as contract revenue and the revenue recognized for the removal of clean water residuals over a two year period is being reported as event revenues. Design/build construction revenues increased $14.7 million primarily due to a $11.9 million increase in construction revenue on the Honolulu dryer facility project, which is expected to be completed and operational by the second quarter of 2006 and $2.9 million increase for construction of a dewatering facility in Knoxville, Tennessee. Contract revenues increased $1.3 million compared to the prior year due to a $4.1 million increase in revenues from the Sacramento dryer facility that commenced operations in December 2004, a $2.2 million increase related to a new disposal contract and $2.5 million of other contract changes, offset by an expected $7.5 million decrease in revenue on a long-term cleanout job. Event revenues decreased $2.1 million due to an expected year over year decrease in the number of large event projects in 2005 compared to 2004, partially offset by $5.8 million of revenue in 2005 under a $15 million clean water lagoon cleanout project that is expected to take approximately two years to complete. Purchase order and product sales revenues decreased by $1.7 million due primarily to a decrease in purchase order work for soil cleanup projects.

Our Residuals Management Operations revenues for the year ended December 31, 2005, decreased approximately $5.1 million or 1.9 percent to $269.7 million compared to $274.8 million for the same period in 2004 due primarily to the decreases in contract and event revenues. These decreases were anticipated going into the year as in process and pre-sold event work was higher at the beginning of 2004 than 2005 and there was $7.7 million of contract revenue recognized in 2004 on a long-term cleanout contract accounted for using the percentage-of-completion accounting method that did not generate any significant revenue in 2005. Our Rail Transportation revenues for the year ended December 31, 2005, increased approximately $1.3 million or 3.4 percent to $39.3 million compared to $38.0 million for the same period in 2004 due primarily to a $2.2 million increase related to a new disposal contract partially offset by a decrease in event and purchase order revenues from disposal services. Our Engineering, Facilities, and Development revenues for the year ended December 31, 2005, increased approximately $14.8 million to $32.1 million compared to $17.3 million in 2004 due primarily to a $11.9 million increase in construction revenues on a new dryer facility in Honolulu, and a $4.1 million increase in revenues on the Sacramento dryer facility that commenced operations in December 2004, partially offset by the transfer of the Pinellas dryer facility operations to the Residuals Management Operations segment.

Gross profit for the year ended December 31, 2005, was approximately $62.2 million compared to approximately $67.8 million for the year ended December 31, 2004, a decrease of $5.6 million or 8.3 percent. Gross profit as a percentage of revenue decreased to 18.4 percent in 2005 from 20.8 percent in 2004. This decrease in gross profit and gross profit margin is a result of revenue mix changes associated with an increase in low margin construction revenue and the decrease in higher margin contract (including the $7.5 million decrease in revenue on the long-term cleanout contract that had higher than normal margins) and event revenue, along with a $3.6 million increase in the cost of utilities for certain facilities and a $1.6 million increase in depreciation, partially offset by a decrease in facility repair and maintenance costs and a reduction in insurance expense due to lower claims activity.

Selling, general and administrative expenses for the year ended December 31, 2005, were approximately $24.5 million compared to approximately $24.3 million for the year ended December 31, 2004. Selling, general and administrative expenses as a percentage of revenues were 7.2 percent for the year ended December 31, 2005, a slight decrease from the same period of 2004. The decrease relates primarily to favorable net reserve adjustments of $1.0 million, offset by an increase in costs to implement section 404 of the Sarbanes Oxley Act totaling $0.7 million.

Transaction costs incurred in connection with the Recapitalization consisted of $1.5 million in legal, accounting and underwriting fees.

Stock option redemptions and transaction bonuses included $1.3 million of cash paid for transaction bonuses and $5.5 million for stock options redeemed for certain of our key employees.

Restricted stock awards totaling $0.3 million in 2005, represents compensation expense for grants of restricted stock to certain key employees pursuant to the terms of a new incentive compensation plan approved in connection with the Recapitalization that results in grants of shares of our common stock at dividend payments dates (See Note 1).

Gain on the sale of assets of $2.7 million was $1.8 million higher than in 2004, due primarily to planned sales of certain real estate.

As a result of the foregoing, income from operations for the year ended December 31, 2005 was approximately $31.6 million compared to approximately $43.9 million in the same period in 2004. Our Residuals Management Operations income from operations for the year ended December 31, 2005, totaled approximately $48.2 million compared to $55.9 million for 2004 due primarily to the expected decreases in event and contract revenues (including the decrease in the long-term cleanout contract revenue) described above along with a $1.6 million increase in depreciation expense and the $3.6 million increase in facility utility costs, partially offset by a decrease in facility repair and maintenance costs, a reduction in insurance expense due to lower claims activity and $1.8 million increase in gains on asset sales. Our Rail Transportation income from operations decreased from $5.1 million in 2004 to $4.2 million in 2005 due primarily to an increase in rail transportation costs and excess equipment capacity. Our Engineering, Facilities, and Development income from operations increased from a loss of approximately $1.6 million in 2004 to income of approximately $0.6 million in 2005 due primarily to margin from design/build construction revenue generated on the Honolulu facility and the first year of operations of the Sacramento dryer facility revenue and other revenue changes described above and related margins.

Other expense, net, was approximately $41.6 million for the year ended December 31, 2005, compared to approximately $22.3 million for the year ended December 31, 2004, representing an increase in other expense of approximately $19.3 million, due primarily to the $19.5 million of debt extinguishment costs associated with the Recapitalization.

For the year ended December 31, 2005, we recorded a benefit for income taxes of approximately $0.3 million compared to a provision of $8.6 million for the year ended December 31, 2004. Our effective tax rate was approximately 3 percent in 2005 compared to 40 percent in 2004. The decrease in the effective tax rate is primarily related to a 20 percent decrease associated with the increase in the expected statutory rates that will be applied when temporary differences turn in future periods following a legal entity restructuring in the fourth quarter of 2005, and a 10 percent decrease associated with a tax issue identified during a tax audit related to net operating loss carryforwards that has been fully reserved, along with permanent differences for state taxes, meals and entertainment and similar items that are not deductible for federal tax purposes and therefore reduce the benefit recognized in loss periods. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow because we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset future taxable income.

Results of Operations for the Years Ended December 31, 2004 and 2003

For the year ended December 31, 2004, revenue was approximately $325.9 million compared to approximately $298.6 million for 2003, an increase of approximately $27.3 million, or 9.1 percent. We have two significant fixed price, long-term contracts for which we recognized revenues under the percentage of completion method of accounting totaling $17.0 million in 2004 and $1.7 million in 2003 and related gross margin totaling $5.9 million in 2004 and $0.2 million in 2003. One contract is a $34 million project for the design and construction of a biosolids dryer facility and the other contract is a $12 million project for the removal and disposal of biosolids from a lagoon over a five year period. These types of contracts occur infrequently and also have a significant impact on reported revenues and earnings. The revenue recognized for construction of the new dryer facility is reported as design/build construction revenue, while the revenue recognized for removing and disposing of bio-solids from the lagoon over a multi-year period is reported as contract revenue. Approximately $20.0 million of the increase in revenues related to an 8 percent increase in contract service revenues, approximately $5.9 million of the increase related to design/build construction work and approximately $4.9 million of the increase was associated with event revenues. Contract revenues include $6.7 million of revenue recognized in 2004 on the lagoon cleanout contract discussed above that is being completed over a five year period. The remaining $5.3 million of revenue on this project is expected to be recognized over the next four years as the project is completed. Excluding this work, contract revenues increased 5 percent in 2004 compared to 2003. Design/build construction revenues include $10.3 million of revenue recognized in 2004 and $1.7 million of revenue recognized in 2003 on construction of the new dryer facility discussed above that is being completed over a multi-year period. The remaining $22.0 million of revenue on this project is expected to be recognized in 2005 when this project is expected to be completed. These revenue increases were partially offset by declines in product sales and purchase order revenues.

Our Residuals Management Operations revenues for the year ended December 31, 2004 increased approximately $21.2 million, or 8.4 percent, to $274.8 million compared to $253.6 million for 2003 due primarily to the approximately $20.0 million increase in contract revenue described above, including the $6.7 million of revenue recognized in 2004 on the lagoon cleanout contract. Our Rail Transportation revenues for the year ended December 31, 2004 decreased approximately $2.0 million, or 5.0 percent, to $38.0 million compared to $40.0 million for 2003 due primarily to a decrease in event revenues from cleanout services. Our EFD revenues for the year ended December 31, 2004 increased approximately $8.5 million to $17.3 million compared to $8.7 million for 2003 due primarily to an increase in design/build construction revenues associated with construction of the new dryer facility in Honolulu, Hawaii, and the startup of a new dryer facility in Pinellas County, Florida.

Gross profit for the year ended December 31, 2004 was approximately $67.8 million, compared to approximately $64.1 million for 2003, an increase of approximately $3.7 million, or 5.8 percent. Gross profit as a percentage of revenue decreased to 20.8 percent in 2004 from 21.5 percent in 2003. The decrease in gross profit as a percentage of revenue from 2004 to 2003 is primarily due to the increase in depreciation and amortization expense described below, a one-time settlement gain of $2.1 million and higher construction revenues as a percentage of total revenues in 2004. Gross profit in dollars increased due to increased revenues, an improvement in land application margins (which benefited from more normal weather patterns in 2004 compared to 2003) and a significant improvement on cleanout and other event margins, partially offset by higher repairs and maintenance expenses at our drying and incineration facilities, a $1.3 million increase in depreciation and amortization expense, and a $2.1 million decrease related to a one-time non-cash gain associated with a positive settlement of a warranty obligation recorded as a reduction of cost of operations in 2003. In 2003, land application margins were negatively impacted by unusually inclement weather primarily on the east coast, which increased our storage, landfill and transportation costs significantly as we were not able to efficiently access our landbase. Fiscal 2003 was one of the wettest years on record in the mid-Atlantic and southeast states. Land application margins returned to expected levels in 2004 as we experienced more normal weather patterns this year. Cleanout margins were in line with our internal expectations in 2004, and significantly improved over 2003 margins which were negatively impacted by certain large cleanout jobs that experienced cost overruns.

Selling, general and administrative expenses were approximately $24.3 million for the year ended December 31, 2004 compared to approximately $26.1 million for the year ended December 31, 2003, a decrease of $1.7 million, or 6.6 percent. Selling, general and administrative expenses as a percentage of revenues decreased to 7.5 percent in 2004 from 8.7 percent in 2003. The decrease in general and administrative expenses primarily relates to a $1.0 million provision for bad debts recognized in 2003 versus a $0.3 million provision recognized in 2004, a reduction in overhead and certain administrative functions implemented in the fourth quarter of 2003, which were partially offset by increased incentive compensation and commissions related to improved operating results in 2004. The reduction in certain administrative functions resulted from a management review of our overhead structure in response to the lower than expected operating results for 2003.

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

As a result of the foregoing, income from operations for the year ended December 31, 2004 was approximately $43.9 million, compared to approximately $36.4 million in 2003, an increase of approximately $7.5 million, or 20.5 percent. Our Residuals Management Operations income from operations increased from $46.7 million in 2003 to $55.9 million in 2004 due primarily to the increase in contract and event revenues described above and the improvement in land application and event gross profit margins described above. Our Rail Transportation income from operations decreased from $6.2 million in 2003 to $5.1 million in 2004 due primarily to the decrease in revenues described above and an increase in rail and overhead costs. Our EFD loss from operations decreased from a loss of $3.8 million in 2003 to a loss of $1.6 million in 2004 due primarily to the increase in construction revenues and the startup of a new dryer facility described above.

Other expense, net for the year ended December 31, 2004 was approximately $22.3 million, compared to approximately $23.4 million in 2003, a decrease of approximately $1.1 million. The decrease relates primarily to a reduction of $1.1 million in interest expense related to reductions in debt and savings associated with interest rate swaps.

For the year ended December 31, 2004, we recorded a provision for income taxes of approximately $8.6 million compared to $5.2 million in the prior year. Our effective tax rate was 40.0 percent in 2004 compared to 40.4 percent in 2003. The decrease in the effective tax rate is primarily related to the decrease in other non-deductible expenses, including meals and entertainment expenses. Our provision for income taxes differs from the federal statutory rate primarily due to state income taxes. Our 2004 tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.

As a result of the foregoing, net income before cumulative effect of change in accounting for asset retirement obligations and preferred stock dividends increased to approximately $13.0 million for 2004 compared to approximately $7.8 million in 2003.

Liquidity and Capital Resources

Overview

During the past three years, our principal sources of funds were cash generated from our operating activities. We use cash mainly for capital expenditures, working capital, debt service and dividends. In the future, we expect that we will use cash principally to fund working capital, our debt service and repayment obligations, capital expenditures and payment of our dividends. In addition, we may use cash to pay potential earn out payments resulting from prior acquisitions. We have historically financed our acquisitions principally through the issuance of equity and debt securities, our credit facility, and funds provided by operating activities.

Historical Cash Flows

Cash Flows from Operating Activities.  For the year ended December 31, 2005, cash flows used by operating activities was approximately $3.0 million compared to approximately $33.4 million provided by operating activities for the same period in 2004, a decrease of approximately $36.4 million, or 109 percent. The decrease primarily relates to the net loss applicable to common stock of $19.2 million (primarily resulting from $27.8 million of charges related to the Recapitalization including transaction costs of $1.5 million, transaction bonuses and stock option redemptions of $6.8 million and debt extinguishment costs of $19.5 million) compared to net income of $4.1 million in the same period in 2004. In addition, we had an increase in the use of working capital of $11.2 million. The increase in working capital relates primarily to a $5.4 million decrease in trade payables between periods, a $3.1 million decrease in interest payable due to the repayment of debt as part of the Recapitalization, a $2.5 million increase in trade receivables, a $1.6 million increase in costs and estimated earnings in excess of billings, a $2.3 million decrease in benefits accruals relating to the timing of cutoff of payroll between periods and lower bonus accruals, and other decreases in deferred revenues, legal and insurance reserves and other liabilities.

For the year ended December 31, 2004, cash flows provided by operating activities increased to approximately $33.4 million from approximately $26.0 million for the same period in 2003, an increase of approximately $7.4 million, or 28.5 percent. The increase primarily relates to a $5.1 million increase in net income applicable to common stock, a $4.3 million increase in noncash charges related to depreciation and amortization expense and deferred income taxes and a reduction of cash required for working capital of $4.1 million. Accounts receivable and current cost and estimated earnings in excess of billings as a percentage of total annual revenue increased from 20.2 percent at December 31, 2003 to 22.1 percent at December 31, 2004. This increase is primarily related to an increase in costs and estimated earnings in excess of billings of approximately $12.0 million on two contracts accounted for under the percentage of completion method of accounting. This increase in cost and estimated earnings in excess of billings was offset by an increase in accounts payable (including payments to subcontractors which were not made in 2005 until payments on related construction billings were received from the customer in 2005), accrued expenses for incentive compensation, insurance premiums and reserves, and other reserves. The increase in cost and estimated earnings in excess of billings relates to two contracts that are being accounted for under the percentage of completion method of accounting.

Under the percentage of completion method of accounting, we recognize revenue based on the percentage of costs incurred to date to total estimated costs expected to be incurred on the project multiplied by the contract price. Cost and estimated earnings in excess of billings represents the amount of revenue recognized on these projects in excess of what has been billed to date as provided in the underlying contract. Cost and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method increased approximately $12.0 million during 2004 due to a significant amount of revenue recognized for activity on these contracts in the third and fourth quarters of fiscal 2004 in excess of amounts billable under the terms of the related contracts. Cost and estimated earnings in excess of billings were not significant prior to June 30, 2004, because we did not have any significant activity on our percentage of completion contracts during the first half of 2004. Costs and estimated earnings in excess of billings totaled $14.4 million at December 31, 2005, of which approximately $3.8 million will not be billable in fiscal 2006 and $12.8 million at December 31, 2004, of which approximately $4.7 million was not billable in fiscal 2005 under the terms of the related contract and has therefore been included in non-current assets. Costs incurred on these contracts are expected to be covered by billings and related cash receipts in 2006 and are therefore not expected to significantly impact our liquidity in 2006. There have not been any significant changes to the scope of the work or the payment terms of these four contracts and there are no payment related disputes on these four contracts. The increase in accounts receivable and costs in excess of billings is believed to be fully collectable and thus no additional increase to allowance for doubtful accounts has been deemed necessary.

Cash Flows from Investing Activities.  For the year ended December 31, 2005, cash flows used by investing activities increased to approximately $17.1 million from approximately $13.5 million for the same period in 2004, an increase of approximately $3.6 million. This increase is due primarily to a $5.2 million increase in capital expenditures partially offset by a $3.2 million increase in proceeds from asset sales and a $2.6 million increase in the use of cash restricted for capital projects. The increase in capital expenditures relates to $8.3 million of capital spent (excluding a project funded from restricted cash) on new facility projects compared to $2.7 million spent in the same period last year, and a $1.4 million increase in other capital expenditures.

For the year ended December 31, 2004, cash flows used by investing activities increased to approximately $13.5 million from approximately $2.6 million for the same period in 2003, an increase of approximately $10.9 million. The increase primarily relates to a $12.4 million decrease in proceeds from asset sales in 2004 compared to 2003, and a $2.2 million increase in capital expenditures partially offset by a $3.8 million decrease in acquisition spending (we completed an acquisition in the second quarter of 2003).

Cash Flows from Financing Activities.  For the year ended December 31, 2005, cash flows provided by financing activities were approximately $38.3 million compared to cash flows used of approximately $19.8 million for the same period in 2004, an increase of approximately $58.1 million. The increase primarily relates to proceeds of $37.6 million received from the equity offering (See Note 1), $4.2 million of proceeds received from the exercise of stock options in 2005, proceeds from our new senior secured credit facility net of the repayment of debt and debt issuance costs related to the Recapitalization, less $14.5 million of dividends paid in 2005, compared to $21.3 million of net payments on debt in 2004.

For the year ended December 31, 2004, cash flows used by financing activities decreased to approximately $19.8 million from approximately $23.5 million for the same period in 2003, a decrease of approximately $3.7 million. The decrease primarily relates to a $0.6 million decrease in debt issuance costs partially offset by a $0.5 million increase in net repayments on debt totaling approximately $21.3 million during 2004, compared to $20.8 million during 2003.

Capital Expenditure Requirements

Capital expenditures for the year ended December 31, 2005 totaled approximately $21.5 million which included approximately $10.0 million for new facilities compared to approximately $25.6 million (which included $15.5 million for new facilities, including $11.9 million to fund construction of the Sacramento biosolids processing facility) in the same period of 2004. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments, and growth. We expect our capital expenditures for 2006 to be approximately $48 million, including new facility capital spending of $43 million and the balance represents ongoing capital expenditures.

Debt Service Requirements

Senior Credit Facility

On June 21, 2005, we closed a new $305.0 million senior secured credit facility (the “Senior Credit Facility”) with a syndicate of financial institutions, including affiliates of Banc of America Securities LLC, Lehman Brothers Inc. and CIBC World Markets Corp. A portion of the proceeds received from the Senior Credit Facility were used to repay our $150 million amended and restated senior credit agreement, entered into on May  8, 2002 by and among the Company, Bank of America, N.A. and certain other lenders (the “Senior Credit Agreement”).

The loan commitments under the Senior Credit Facility are as follows:

(i) Revolving Loan (“Revolver”) up to $95.0 million outstanding at anytime;

(ii) Term B Loans (which, once repaid, may not be reborrowed) of $210.0 million including $30.0 million that was borrowed in December 2005; and

(iii) Letters of Credit up to $50 million as a subset of the Revolving Loan. At December 31, 2005, we had approximately $34.6 million of Letters of Credit outstanding.

The Revolver has a five-year maturity and the term loan has a seven-year maturity. The Senior Credit Facility is secured by first priority security interests in substantially all of our assets and those of our subsidiaries (other than assets securing nonrecourse debt) and expires on December 31, 2012. There is no amortization of the term loan. The term loan bears interest at LIBOR or prime rate plus a margin (2.25 percent for Eurodollar loans, and 1.25 percent for base rate loans), and the Revolver bears interest at LIBOR or prime rate plus a margin based on a rate schedule (currently 2.75 percent for Eurodollar loans, and 1.75 percent for base rate loans). As of December 31, 2005, these rates total approximately:

	Eurodollar	Base Rate

Revolver	7.3%	9.00%
Term	6.6%	8.50%

As of December 31, 2005, we did not have any outstanding borrowings on the Revolver.

A portion of the proceeds from the Senior Credit Facility was used to repay in full indebtedness under our Senior Credit Agreement and to tender for all of our $150 million of outstanding 9 1/2 percent senior subordinated notes due April 1, 2009 (the “Notes”). The Senior Credit Facility allows us to pay a significant portion of our excess cash flow to shareholders through cash dividends provided we maintain compliance with certain financial covenants and certain other restrictions.

The proceeds of the $30.0 million term loan drawn in December 2005 will be used to partially fund new facility construction costs in 2006 and 2007. We have several new facilities under development that are scheduled to begin operations in the next 18 to 24 months. These new facilities will be operated under long-term contracts. The development of these new facilities is consistent with our strategy to pursue new facility opportunities that provide long-term, highly predictable cash flows. These facilities include a composting facility in Kern County, California, an incineration facility upgrade in Woonsocket, Rhode Island, a dewatering facility in Providence, Rhode Island, a dryer facility in Honolulu, Hawaii and a composting facility in Los Palos, California.

The Senior Credit Facility includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Facility. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. We were in compliance with those covenants as of December 31, 2005. As of December 31, 2005, we had approximately $60.4 million of unused borrowings under the Senior Credit Facility.

On March 6, 2006, we amended its Senior Credit Facility to, among other things, increase the maximum amount of debt permitted under the leverage ratio and to decrease the minimum amount of interest coverage required under the interest coverage ratio.

Senior Subordinated Notes

In April 2002, we issued the Notes, which were unsecured senior indebtedness and were guaranteed by all of our existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries (“Guarantors”). As of December 31, 2004, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. and South Kern Industrial Center, LLC, were Guarantors of the Notes. On June 21, 2005, the Notes were repurchased with the proceeds of the Senior Credit Facility.

Other Debt

In 1996, the Maryland Energy Financing Administration (the “Administration”) issued nonrecourse tax-exempt project revenue bonds (the “Maryland Project Revenue Bonds”) in the aggregate amount of $58.6 million. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now our wholly owned subsidiary known as Synagro-Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. We assumed all obligations associated with the Maryland Project Revenue Bonds in connection with our acquisition of the Bio Gro division of Waste Management, Inc. (“Bio Gro”) in 2000. Maryland Project Revenue Bonds in the aggregate amount of approximately $19.9 million have already been repaid. The remaining Maryland Project Revenue Bonds bear interest at annual rates between 6.30 percent and 6.45 percent and mature on dates between December 1, 2006, and December 1, 2016.

In December 2002, the California Pollution Control Financing Authority (the “Authority”) issued nonrecourse revenue bonds in the aggregate amount of $20.9 million (net of original issue discount of $0.4 million). The nonrecourse revenue bonds consist of $19.7 million (net of original issue discount of $0.4 million) Series 2002-A and $1.2 million (net of original issue discount of $9,000) Series 2002-B (collectively, the “Sacramento Bonds”). The Authority loaned the proceeds of the Sacramento Bonds to Sacramento Project Finance, Inc., one of our wholly owned subsidiaries, pursuant to a loan agreement dated December 1, 2002. The purpose of the loan is to finance the design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional County Sanitation District. The Sacramento Bonds bear interest at annual rates between 4.25 percent and 5.50 percent and mature on dates between December 1, 2006, and December 1, 2024. The Sacramento facility commenced commercial operations in December 2004.

Notes Payable to Sellers of Acquired Businesses

In connection with previous acquisitions, we have $4.3 million in notes payable with certain former owners which includes payments for contingent considerations. The notes payable are due over three remaining years in installments with interest payable at annual rates ranging from 5 percent to 8 percent.

At December 31, 2005, future minimum principal payments of long-term debt, nonrecourse project revenue bonds (See Note 6), capital lease obligations (see Note 7), estimated interest expense on debt, operating lease obligations and purchase commitments are as follows (in thousands):

		Nonrecourse	Capital
	Long-Term	Project	Lease	Estimated	Operating	Purchase
Year Ended December 31,	Debt	Revenue Bonds	Obligations	Interest	Leases	Commitments	Total

2006	$1,776	$3,480	$3,175	$17,753	$9,442	$8,554	$44,180
2007	1,441	3,710	4,184	17,337	8,943	2,993	38,608
2008	1,047	3,935	4,911	16,736	7,442	2,993	37,064
2009	—	4,165	1,718	16,325	6,361	2,993	31,562
2010	—	4,420	747	16,325	5,060	2,993	29,545
2011-2015	210,000	24,005	328	20,943	8,675	—	263,951
2016-2020	—	8,250	—	3,146	1,526	—	12,922
Thereafter	—	7,375	—	1,177	1,262	—	9,814

Total	$214,264	$59,340	$15,063	$109,742	$48,711	$20,526	$467,646

Interest expense is estimated because certain of our debt has variable interest rates. For purposes of this estimate, variable interest rates as of December 31, 2005 were utilized.

We have entered into various lease transactions to purchase transportation and operating equipment that have been accounted for as capital lease obligations and operating leases. The capital leases have lease terms of four to six years with interest rates ranging from 4.9 percent to 9.34 percent. The net book value of the equipment related to these capital leases totaled approximately $17.3 million as of December 31, 2005. The operating leases have terms of two to eight years. Additionally, we have guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.2 million as of December 31, 2005 and is included in current liabilities.

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

Our board of directors adopted a dividend policy, effective upon the closing of the Recapitalization, pursuant to which we paid our initial quarterly dividend of $0.10 per share, or $7.2 million in August 2005 and $7.3 million in November 2005. We declared a quarterly dividend of $0.10 per share in February 2006. We expect to continue to pay quarterly dividends at an annual rate of approximately $0.40 per share, but only if and to the extent dividends are declared by our board of directors and permitted by applicable law and by the terms of our new senior secured credit facility (See Note 5). Dividend payments are not guaranteed and our board of directors may decide, in its absolute discretion, not to pay dividends. Dividends on our common stock are not cumulative.

Series D Redeemable Preferred Stock

We have authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share, and previously had outstanding 25,033.601 shares of the Series D Preferred Stock, which was held by GTCR Fund VII, L.P. and its affiliates, and were convertible by the holders into a number of shares of our common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price was $2.50 per share provided that in order to prevent dilution, the conversion price could be adjusted. The Series D Preferred Stock was senior to our common stock or any other of our equity securities. The liquidation value of each share of Series D Preferred Stock was $1,000 per share. Dividends on each share of Series D Preferred Stock accrued daily at the rate of 8 percent per annum on the aggregate liquidation value. Upon conversion of the Series D Preferred Stock by the holders, the holders could have elected to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series D Preferred Stock was entitled to one vote per share. Shares of Series D Preferred Stock were subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. On June 21, 2005, holders of our preferred stock converted all of their preferred shares into shares of our existing common stock.

Series E Redeemable Preferred Stock

We have authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share, and previously had outstanding 37,497.183 shares of Series E Preferred Stock held by GTCR Fund VII, L.P. and 7,261.504 shares held by certain affiliates of The TCW Group, Inc. The Series E Preferred Stock was convertible by the holders into a number of shares of our common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price was $2.50 per share provided that in order to prevent dilution, the conversion price could be adjusted. The Series E Preferred Stock was senior to our common stock and any other of our equity securities. The liquidation value of each share of Series E Preferred Stock was $1,000 per share. Dividends on each share of Series E Preferred Stock accrued daily at the rate of eight percent per annum on the aggregate liquidation value. Upon conversion of the Series E Preferred Stock by the holders, the holders could have elected to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series E Preferred Stock was entitled to one vote per share. Shares of Series E Preferred Stock are subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. On June 21, 2005, holders of our preferred stock converted all of their preferred shares into shares of our existing common stock.

Recent Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” was revised (“SFAS No. 123R”). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires that companies record compensation expense for employee stock option awards. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. We anticipate that the impact of adopting SFAS No. 123R will result in annual expense in 2006 of approximately $2.5 million.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — An interpretation of FASB Statement No. 143”. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective for the year ended December 31, 2005, but did not have a material effect on our financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. We do not expect this statement to have a material impact on our consolidated financial statements.

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

Allowance for Doubtful Accounts — We estimate losses for uncollectible accounts receivables based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Accounts receivables are written off periodically during the year as they are deemed uncollectible when collection efforts have been unsuccessful. The allowance for doubtful accounts at December 31, 2005 and 2004 was approximately $1.1 million and $1.2 million, respectively and is recorded as a reduction of accounts receivables.

Loss Contracts — We evaluate our revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations. An accrual for loss contracts was not required as of December 31, 2005.

Long Term Construction Contracts — Certain long term construction projects are accounted for using the percentage of completion method of accounting and accordingly revenues are recorded based on estimates of total costs to be incurred under the contract. We typically subcontract a portion of the work to subcontractors under fixed price contracts. Costs and estimated earnings in excess of billings included in the accompanying consolidated balance sheets represents revenues recognized in excess of amounts billed under the terms of contracts accounted for on the percentage of completion method of accounting. These amounts are billable upon completion of contract performance milestones or other specified conditions of the contract.

Property and Equipment/Long-Lived Assets — Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. We did not have any asset impairments under the provisions of SFAS No. 144 as of December 31, 2005.

We regularly incur costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. We recorded $12.3 million in property and long-term assets related to these activities at December 31, 2005, compared to $29.2 million at December 31, 2004 (approximately $10.4 million and $21.8 million are classified as construction in progress as of December 31, 2005 and 2004, respectively). The decrease as of December 31, 2005 is primarily due to the Sacramento biosolids facility which commenced operations in December 2004 and is now being depreciated. As required under current accounting standards, we routinely review the status of each of these projects to determine if these costs are realizable.

Goodwill — Goodwill attributable to our reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates; costs of capital and estimates of market multiples. As required under current accounting standards, we test for impairment annually at year end unless factors otherwise indicate that impairment may have occurred. We did not have any impairments under the provisions of SFAS No. 142 as of December 31, 2005.

Purchase Accounting — We estimate the fair value of assets, including property, machinery and equipment and its related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition.

Income Taxes — We assume the deductibility of certain costs in our income tax filings and estimate the recovery of deferred income tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, we may not realize deferred tax assets to the extent we have estimated.

As of December 31, 2005, we had generated net operating loss (“NOL”) carryforwards of approximately $41.4 million available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our carryforwards. Accordingly, our ability to utilize our NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for federal income tax purposes. We estimate that our effective tax rate in 2006 will approximate 40 percent of pre-tax income. Substantially all of our tax provision over the next several years is expected to be deferred in nature due to significant tax deductions in excess of book deductions for goodwill and depreciation.

Legal and Contingency Accruals — We estimate and accrue the amount of probable exposure we may have with respect to litigation, claims and assessments. These estimates are based on management’s assessment of the facts and the probabilities of the ultimate resolution of the litigation.

Derivatives — We have entered into various interest rate swap and cap arrangements to manage our exposure to changes in interest rates. We estimate the fair value of these interest rate swaps using market data, information provided by the counterparties to these arrangements and other information, as necessary.

Self-Insurance Reserves — We are substantially self-insured for workers’ compensation, employers’ liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends, industry averages and actuarial assumptions regarding future claims development and claims incurred but not reported.

Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Off-Balance Sheet Arrangements — We do not have any material transactions that meet the definition of an off-balance sheet arrangement, other than operating leases.

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

Derivatives and Hedging Activities

Effective January 31, 2006, we entered into a new interest rate cap agreement on a notional amount of $124 million whereby we receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 5 percent, in such event we would pay 5 percent. We paid $174,000 to execute this cap. This agreement expires May 2007. We chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense.

Effective July 1, 2005, we entered into two interest rate agreements. The first is an interest rate collar agreement on a notional amount of $86.5 million, whereby we will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles below 3.52 percent or above 4.50 percent, in either such event we would pay 3.52 percent or 4.50 percent, as applicable. This swap’s value was approximately $0.2 million at December 31, 2005; accordingly, approximately $0.2 million has been recorded in Other Expense. This swap expires November 2006. We chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense.

Also effective July 1, 2005, we entered into an interest rate cap agreement on a notional amount of $73.5 million whereby we will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 6 percent in which case we would pay 6 percent. We paid $220,000 to execute this cap. At December 31, 2005, this cap has a fair market value of approximately $0.2 million; accordingly, approximately $5,000 has been recorded in Other Expense. This cap expires May 2009. We chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense.

During the second quarter of 2005, we entered into three forward starting fixed rate swap agreements which are not effective until November 13, 2006, and mature in May 2010. The notional amount for each fixed rate swap is $28 million, and the fixed rates of interest are 4.69 percent, 4.54 percent, and 4.21 percent. These swaps are considered to be cash flow hedges and accordingly the fair value adjustments will be recorded to Other Comprehensive Income. The aggregate liability for the fair value of these agreements was approximately $0.8 million at December 31, 2005. This amount, net of tax, totals approximately $0.5 million which has been recorded to Accumulated Other Comprehensive Income as of December 31, 2005.

On July 24, 2003, we entered into two interest rate swap transactions with two financial institutions to hedge our exposure to changes in the fair value on $85 million of our Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on our future interest payments. The terms of the interest rate swap contract and the underlying debt instruments were identical. We designated these swap agreements as fair value hedges. On September 23, 2004, we unwound $18 million of these swaps and received a settlement payment of approximately $0.1 million that was deducted from interest expense. On January 6, 2005, we unwound the remaining $67 million of interest rate swaps and paid

$0.5 million for the settlement of these swaps. At June 21, 2005 the fair value adjustment to the subordinated debt relating to these swaps was $0.7 million and was written off in connection with the Recapitalization.

We previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June  25, 2002, we entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in our reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $1.5 million is reflected in other long-term liabilities at December 31, 2005. The loss recognized during 2005 related to the floating-to-fixed interest rate swap agreement was approximately $1.3 million, while the gain recognized related to the reverse swap agreement was approximately $1.3 million. The amount of the ineffectiveness of the reverse swap agreement charged to Other Expense was approximately $39,000 for the year ended December 31, 2005.

On June 25, 2001, we entered into a reverse swap on our 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the “Retired Swaps”) and option agreements. Accordingly, the balance included in Accumulated Other Comprehensive Loss included in Stockholders’ Equity related to the Retired Swaps is being recognized in future periods’ income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income charged to interest expense during 2005 was approximately $0.2 million. On June 21, 2005, we wrote off the balance included in Accumulated Other Comprehensive Loss of $0.6 million related to the Retired Swaps as a result of the Recapitalization.

Interest Rate Risk

Total debt at December 31, 2005, included $210.0 million in floating rate debt at a base interest rate plus LIBOR. As a result, our interest cost in 2006 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10 percent change in the floating rate (i.e. LIBOR) would be approximately $0.5 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Synagro Technologies, Inc.:

We have completed an integrated audit of Synagro Technologies, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Synagro Technologies, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Houston, Texas
March 29, 2006

SYNAGRO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(In thousands except
	share data)

ASSETS
Current Assets:
Cash and cash equivalents	$18,571	$326
Restricted cash	2,444	655
Accounts receivable, net	66,429	63,891
Costs and estimated earnings in excess of billings	10,579	8,099
Prepaid expenses and other current assets	12,409	11,793
Deferred tax assets	2,759	4,240

Total current assets	113,191	89,004
Property, machinery & equipment, net	227,678	225,541
Other Assets:
Costs and estimated earnings in excess of billings	3,837	4,704
Goodwill	176,196	171,855
Restricted cash — construction fund	406	1,988
Restricted cash — debt service fund	7,304	7,287
Other, net	14,694	14,645

Total assets	$543,306	$515,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short term debt	$—	$4,000
Current maturities of long-term debt	1,776	848
Current maturities of nonrecourse project revenue bonds	3,480	3,300
Current maturities of capital lease obligations	3,175	3,028
Accrued interest payable	962	4,018
Accounts payable	34,011	39,397
Accrued expenses	13,528	19,254

Total current liabilities	56,932	73,845
Long-Term Debt:
Long-term debt obligations, net	212,488	178,453
Nonrecourse project revenue bonds, net	55,575	59,028
Capital lease obligations, net	11,888	11,318

Total long-term debt	279,951	248,799
Deferred income taxes	19,962	22,731
Other long-term liabilities	2,307	5,798

Total liabilities	359,152	351,173
Commitments and Contingencies
Redeemable Preferred Stock, 69,792.29 shares issued and outstanding in 2004, none outstanding in 2005, redeemable at $1,000 per share	—	95,126
Stockholders’ Equity:
Preferred stock, $.002 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.002 par value, 100,000,000 shares authorized, 72,813,378 and 19,809,621 shares issued and outstanding in 2005 and 2004, respectively	146	40
Unearned restricted stock	(404)	—
Additional paid in capital	197,453	73,358
Accumulated deficit	(13,525)	(3,875)
Accumulated other comprehensive income (loss)	484	(798)

Total stockholders’ equity	184,154	68,725

Total liabilities and stockholders’ equity	$543,306	$515,024

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands except for
	share and per share data)

Revenue	$338,004	$325,864	$298,552
Cost of services	275,779	258,042	234,451

Gross profit	62,225	67,822	64,101
Selling, general and administrative expenses	24,480	24,346	26,070
Transaction costs and expenses	1,517	—	—
Stock option redemptions and transaction bonuses	6,805	—	—
Restricted stock awards	253	—	—
(Gain) loss on sale of assets	(2,659)	(854)	7
Reorganization costs	—	—	1,169
Special charges, net	—	320	—
Amortization of intangibles	238	126	450

Income from operations	31,591	43,884	36,405

Other expense:
Interest expense	22,290	22,247	23,356
Debt extinguishment costs	19,487	—	—
Other (income) expense, net	(203)	37	70

Total other expense, net	41,574	22,284	23,426

Income (loss) before provision (benefit) for income taxes	(9,983)	21,600	12,979
Provision (benefit) for income taxes	(333)	8,646	5,225

Net income (loss) before cumulative effect of change in accounting for asset retirement obligations and preferred stock dividends	(9,650)	12,954	7,754
Cumulative effect of change in accounting for asset retirement obligations, net of tax benefit of $292	—	—	476

Net income (loss) before preferred stock dividends	(9,650)	12,954	7,278
Preferred stock dividends and accretion	9,587	8,827	8,209

Net income (loss) applicable to common stock	$(19,237)	$4,127	$(931)

Earnings (loss) per share:
Basic —
Earnings (loss) per share before cumulative effect of change in accounting for asset retirement obligations	$(0.40)	$0.21	$(0.03)
Cumulative effect of change in accounting for asset retirement obligations	—	—	(0.02)

Earnings (loss) per share	$(0.40)	$0.21	$(0.05)

Diluted —
Earnings (loss) per share before cumulative effect of change in accounting for asset retirement obligations	$(0.40)	$0.21	$(0.03)
Cumulative effect of change in accounting for asset retirement obligations	—	—	(0.02)

Net earnings (loss) per share	$(0.40)	$0.21	$(0.05)

Weighted average shares:
Weighted average shares outstanding for basic and diluted earnings per share	47,725,820	19,777,041	19,775,821

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended December 31, 2005, 2004 AND 2003

						Accumulated
			Unearned	Additional		Other
	Common Stock		Restricted	Paid-in	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Stock	Stock	Deficit	Income (Loss)	Total	Income (Loss)
	(In thousands except share data)

BALANCE, January 31, 2003	19,775,821	$40	—	$90,322	$(24,107)	$(1,806)	$64,449
Change in other comprehensive income (loss), related to amortization of derivatives, net of tax of $309	—	—	—	—	—	504	504	$504
Preferred stock dividends	—	—	—	(8,209)	—	—	(8,209)	—
Net income before preferred stock dividends	—	—	—	—	7,278	—	7,278	7,278

BALANCE, December 31, 2003	19,775,821	40	—	82,113	(16,829)	(1,302)	64,022	$7,782

Change in other
comprehensive income
(loss), related to
amortization of
derivatives, net of tax of $309	—	—	—	—	—	504	504	$504
Preferred stock dividends	—	—	—	(8,827)	—	—	(8,827)	—
Exercise of options	33,800	—	—	72	—	—	72	—
Net income before preferred stock dividends	—	—	—	—	12,954	—	12,954	12,954

BALANCE, December 31, 2004	19,809,621	40	—	73,358	(3,875)	(798)	68,725	$13,458

Change in other comprehensive income (loss), related to changes due to the Recapitalization (See Note 1), net of tax of $489	—	—	—	—	—	798	798	798
Change in other comprehensive income (loss), related to change in fair value of derivatives, net of tax of $280	—	—	—	—	—	484	484	484
Preferred stock dividends and accretion	—	—	—	(9,587)	—	—	(9,587)	—
Issuance of common shares, net of issuance costs of $2,358	9,302,326	18	—	37,623	—	—	37,641	—
Conversion of preferred shares	41,885,597	84	—	104,630	—	—	104,714	—
Common stock dividends	—	—	—	(14,455)	—	—	(14,455)	—
Exercise of options	1,651,772	4	—	4,148	—	—	4,152	—
Tax benefit from exercise of stock options	—	—	—	1,079	—	—	1,079	—
Issuance of restricted stock	164,062	—	(657)	657	—	—	—	—
Vesting of restricted stock	—	—	253	—	—	—	253	—
Net loss before preferred stock dividends	—	—	—	—	(9,650)	—	(9,650)	(9,650)

BALANCE, December 31, 2005	72,813,378	$146	$(404)	$197,453	$(13,525)	$484	$184,154	$(8,368)

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income (loss) applicable to common stock	$(19,237)	$4,127	$(931)
Adjustments to reconcile net income (loss) applicable to common stock to net cash provided (used) by operating activities:
Preferred stock dividends and warrant accretion	9,587	8,827	8,209
Cumulative effect of change in accounting for asset retirement obligations	—	—	476
Bad debt expense	525	300	952
Reorganization costs	—	—	1,169
Depreciation and amortization expense	21,667	19,902	18,626
Amortization and write-off of debt financing costs	5,548	1,244	1,140
Restricted stock awards	253	—	—
Other	(41)	—	—
Provision (benefit) for deferred income taxes	(979)	7,468	4,514
Tax benefit from exercise of stock options	1,079	—	—
(Gain) loss on sale of property, machinery and equipment	(2,659)	(854)	7
(Increase) decrease in the following, net:
Accounts receivable	(3,064)	(4,609)	(5,633)
Costs and estimated earnings in excess of billings	(6,612)	(11,940)	(864)
Prepaid expenses and other assets	7,161	(2,289)	4,390
Increase (decrease) in the following:
Accrued interest payable	(3,056)	(204)	(31)
Accounts payable, accrued expenses and other long-term liabilities	(13,194)	11,458	(6,007)

Net cash provided (used) by operating activities	(3,022)	33,430	26,017

Cash flows from investing activities:
Purchase of businesses, including contingent consideration and earnout payments, net of cash acquired	(341)	(804)	(4,634)
Purchases of property, machinery and equipment	(19,878)	(14,667)	(13,158)
Proceeds from sale of property, machinery and equipment	5,022	1,799	14,207
Facility construction funded by restricted cash	(1,648)	(10,928)	(5,270)
Decrease in restricted cash for facility construction	1,648	10,200	5,270
Decrease (increase) in other restricted cash accounts	(1,872)	740	780
Other	3	124	213

Net cash used by investing activities	(17,066)	(13,536)	(2,592)

Cash flows from financing activities:
Payments of debt	(184,936)	(26,421)	(20,816)
Proceeds from debt	210,000	—	—
Net increase (decrease) in bank revolver borrowings	(5,100)	5,100	—
Net increase (decrease) in book overdrafts	(1,319)	1,651	(1,868)
Debt issuance costs	(7,650)	(176)	(774)
Proceeds from equity offering	37,641	—	—
Dividends on common stock	(14,455)	—	—
Proceeds from exercise of options	4,152	72	—

Net cash provided (used) by financing activities	38,333	(19,774)	(23,458)
Net increase (decrease) in cash and cash equivalents	18,245	120	(33)
Cash and cash equivalents, beginning of period	326	206	239

Cash and cash equivalents, end of period	$18,571	$326	$206

Supplemental cash flow information:
Interest paid during the period	$19,555	$20,009	$21,437
Income taxes paid during the period	$1,138	$959	$247

NONCASH INVESTING AND FINANCING ACTIVITIES RELATING TO
CONSOLIDATED STATEMENT OF CASH FLOWS

During 2003, dividends totaled approximately $8.2 million, of which approximately $7.2 million represents the eight percent dividend on the Company’s preferred stock that was provided for with additional shares of preferred stock, and approximately $1.0 million represents accretion and amortization of issuance costs.

During 2003, the Company entered into capital lease agreements of approximately $8.0 million to purchase operating and transportation equipment.

During 2004, dividends totaled approximately $8.8 million, of which approximately $7.8 million represents the eight percent dividend on the Company’s preferred stock that was provided for with additional shares of preferred stock, and approximately $1.0 million represents accretion and amortization of issuance costs.

During 2004, the Company entered into a $4.0 million note to purchase land and entered into capital lease agreements of approximately $1.7 million to purchase operating and transportation equipment.

During 2005, dividends on preferred shares totaled approximately $9.6 million, of which approximately $3.9 million represents the eight percent dividend on the Company’s preferred stock that was provided for with additional shares of preferred stock, approximately $4.9 million represents accretion and $0.8 million represents amortization and write off of issuance costs.

During 2005, the Company entered into capital lease agreements with obligations of approximately $4.5 million to purchase operating and transportation equipment.

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Business and Summary of Significant Accounting Policies

Business and Organization

Synagro Technologies, Inc., a Delaware corporation (“Synagro”), and collectively with its subsidiaries (the “Company”) is a national water and wastewater residuals management company serving more than 600 municipal and industrial water and wastewater treatment accounts and has operations in 37 states and the District of Columbia. Synagro offers many services that focus on the beneficial reuse of organic nonhazardous residuals resulting from the wastewater treatment process. Our broad range of services include drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, collection and transportation, regulatory compliance, dewatering, and facility cleanout services.

Recapitalization

On June 21, 2005, the Company closed a new $305.0 million senior secured credit facility (See Note 5), repaid $196.9 million of debt under its previously outstanding senior credit agreement and 9 1/2 percent senior subordinated notes due 2009, converted all outstanding shares of preferred stock into 41,885,597 shares of common stock, and completed a $160.0 million offering of 9,302,326 primary shares and 27,847,674 secondary shares of common stock at an offering price of $4.30 per share. The new credit facility allows the Company to pay dividends and is expected to result in cash interest savings of over $4.0 million annualized when compared to the interest costs of the Company’s previously outstanding senior and subordinated debt.

The Company incurred certain costs and write-offs relating to the Recapitalization, including $1.5 million of transaction costs and expenses, $5.5 million for stock option redemptions, $1.3 million for transaction bonuses and $19.5 million of debt extinguishment costs (including a tender premium of $13.2 million, write off of debt issuance costs of $4.3 million, and other costs totaling $2.0 million). The $5.5 million charge for stock options redeemed relates to 3,043,000 options that were redeemed for $5.5 million of cash. The Company also recognized as dividends $4.4 million of previously unrecognized accretion on its preferred stock. These costs, write-offs and accretion have been included in the Company’s statements of operations for the year ended December 31, 2005.

The Company’s board of directors adopted a dividend policy, effective upon the closing of the Recapitalization. The Company paid quarterly dividends of $0.10 per share, or $7.2 million in August 2005 and $7.3 million in November 2005. The Company declared a quarterly dividend of $0.10 per share in February 2006. Dividend payments are not guaranteed and the Company’s board of directors may decide, in its absolute discretion, not to pay dividends. Dividends on the Company’s common stock are not cumulative.

The Company received net proceeds from the sale of primary shares in the offering of approximately $37.6 million, after deducting underwriting discounts and commissions and offering expenses. The Company used the net proceeds from this offering, together with $189.9 million of borrowings under the new credit facility and other borrowings after the closing of the Recapitalization on June  21, 2005, as follows:

•	$47.3 million to repay in full indebtedness under the previously existing credit facility (including accrued interest of $0.4 million);

•	$8.6 million to pay fees and expenses associated with the establishment of the new credit facility and the repayment of the existing credit facility and other related fees and expenses;

•	$166.3 million to repurchase all of the Company’s outstanding 9 1/2percent notes (including tender premium of $13.2 million and accrued interest of $3.1 million);

•	$5.5 million associated with the redemption of a portion of outstanding options to purchase shares of common stock held by certain members of the Company’s senior management and board of directors; and

•	$1.3 million to pay transaction bonuses to certain members of the Company’s senior management.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Synagro and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

Costs and Estimated Earnings in Excess of Billings

The asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed under the terms of contracts accounted for under the percentage of completion method of accounting. These amounts are billable upon completion of contract performance milestones or other specified conditions of the contracts.

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

Interest is capitalized on certain assets under construction. Capitalized interest included in construction in process totaled approximately $0.1 million, $2.1 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill

Goodwill represents the excess of aggregate purchase price paid by the Company in acquisitions accounted for as purchases over the fair value of the net identifiable assets acquired. Goodwill attributable to the Company’s reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually unless factors otherwise indicate that an impairment may have occurred.

Self-Insurance Liabilities

The Company is substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends, industry averages and actuarial assumptions regarding future claims development and claims incurred but not reported.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs

Deferred financing costs, net of accumulated amortization at December 31, 2005 and 2004, totaled approximately $7.0 million and $7.5 million, respectively, and are included in other assets. Deferred financing costs are amortized to interest expense on a straight-line basis over the life of the underlying instruments, which is not materially different from the effective interest method.

Revenue Recognition

Revenues generated from facilities operations and maintenance contracts are recognized either when wastewater residuals enter the facilities or when the residuals have been processed, depending on the contract terms. All other revenues under service contracts are recognized when the service is performed.

Revenues related to long-term construction projects are recognized in accordance with percentage-of-completion accounting guidance. Percentage of completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for each contract at completion. Due to uncertainties inherent in the estimation process, it is reasonably possible that the estimated completion costs will be revised in the near term. Such revisions to cost and income are recognized in the periods in which the revisions are determined.

The Company provides for losses in connection with its contracts where an obligation exists to perform services and when it becomes evident the projected contract costs exceed the related revenues.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are the Company’s significant estimates and assumptions made in preparation of its financial statements that deal with the greatest amount of uncertainty:

Allowance for Doubtful Accounts — The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Accounts are written off periodically during the year as they are deemed uncollectible when collection efforts have been unsuccessful. The allowance for doubtful accounts at December 31, 2005 and 2004 was approximately $1.1 million and $1.2 million, respectively and is recorded as a reduction of accounts receivable.

Loss Contracts — The Company evaluates its revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations. An accrual for loss contracts was not required as of December 31, 2005 and 2004.

Long Term Construction Contracts — Certain long term construction projects are accounted for using the percentage of completion method of accounting and accordingly revenues are recorded based on estimates of total costs to be incurred under the contract. The Company typically subcontracts a portion of the work to subcontractors under fixed price contracts. Costs and estimated earnings in excess of billings included in the accompanying consolidated balance sheets represents revenues recognized in excess of amounts billed under the terms of contracts accounted for on the percentage of completion method of accounting. These amounts are billable upon completion of contract performance milestones or other specified conditions of the contract.

Property and Equipment/Long-Lived Assets — Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. The Company did not have any asset impairments under the provisions of SFAS No. 144 as of December 31, 2005.

The Company regularly incurs costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. The Company has recorded $12.3 million in property and long-term assets related to these activities at December 31, 2005, compared to $29.2 million at December 31, 2004 (approximately $10.4 million and $21.8 million are classified as construction in progress as of December 31, 2005 and 2004, respectively). The Company routinely reviews the status of each of these projects to determine if these costs are realizable.

Goodwill — Goodwill attributable to the Company’s reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually unless factors otherwise indicate that an impairment may have occurred. The Company did not have any impairments under the provisions of SFAS No. 142 as of December 31, 2005.

Purchase Accounting — The Company estimates the fair value of assets, including property, machinery and equipment and its related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition.

Income Taxes — The Company assumes the deductibility of certain costs in its income tax filings and estimates the recovery of deferred income tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from its estimates, the Company may not realize deferred tax assets to the extent it was estimated.

Legal and Contingency Accruals — The Company estimates and accrues the amount of probable exposure it may have with respect to litigation, claims and assessments. These estimates are based on management’s facts and the probabilities of the ultimate resolution of the litigation.

Derivatives — We have entered into various interest rate swap and cap arrangements to manage our exposure to changes in interest rates. We estimate the fair value of these interest rate swaps using market data, information provided by the counterparties to these arrangements and other information, as necessary.

Self-Insurance Reserves — The Company is substantially self-insured for workers’ compensation, employers’ liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends, industry averages and actuarial assumptions regarding future claims development and claims incurred but not reported.

Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

Concentration of Credit Risk

The Company provides services to a broad range of geographical regions. The Company’s credit risk primarily consists of receivables from a variety of customers including state and local agencies, municipalities and private industries. The Company had one customer that accounted for approximately 16 percent, 16 percent and 17 percent of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. No other customers accounted

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for more than ten percent of revenues. Municipal customers accounted for 88 percent, 88 percent and 86 percent of consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Income Taxes

The Company files a consolidated return for federal income tax purposes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard provides the method for determining the appropriate asset and liability for deferred income taxes, which are computed by applying applicable tax rates to temporary differences. Therefore, expenses recorded for financial statement purposes before they are deducted for income tax purposes create temporary differences, which give rise to deferred income tax assets. Expenses deductible for income tax purposes before they are recognized in the financial statements create temporary differences which give rise to deferred income tax liabilities.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 123 provides that companies record compensation expense for the estimated fair-value of stock-based compensation, but also allows companies to continue to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its plans. Companies must disclose in both annual and interim financial statements the method used to account for stock-based compensation. The Company applied APB Opinion No. 25 and related interpretations in accounting for its plans through December 31, 2005. Other than the $5.5 million of compensation expense recognized in connection with the stock option redemptions related to the Recapitalization, no compensation cost has been recognized in the accompanying consolidated financial statements for the Company’s stock option plans.

If the Company had elected to apply SFAS No. 123, the Company’s net income (loss) and income (loss) per diluted share would have approximated the proforma amounts indicated below:

	Year Ended December 31,
	2005	2004	2003
	(In thousands except per share data)

Net income (loss) applicable to common stock, as reported	$(19,237)	$4,127	$(931)
Plus: Compensation recognized in option redemptions, per APB No. 25, net of tax	3,404	—	—
Less: Compensation expense per SFAS No. 123, net of tax	(1,356)	(1,191)	(1,482)

Pro forma income (loss) after effect of SFAS No. 123	$(17,189)	$2,936	$(2,413)

Basic income (loss) per share, as reported	$(0.40)	$0.21	$(0.05)
Proforma basic income (loss) per share after effect of SFAS No. 123	$(0.36)	$0.15	$(0.12)
Diluted earnings (loss) per share, as reported	$(0.40)	$0.21	$(0.05)
Pro forma earnings (loss) per share after effect of SFAS No. 123	$(0.36)	$0.15	$(0.12)

Pro forma loss and loss per share is a lower loss than the as reported amounts for 2005 as the Company recognized $3.4 million of compensation expense in 2005, net of tax, for vested options redeemed in 2005 that had

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not been previously expensed under APB No. 25 but were previously expensed over the applicable vesting period in the Company’s SFAS No. 123 pro forma disclosures.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model resulting in a weighted average per share fair value of $4.31, $2.51 and $1.63 for grants made during the years ended December 31, 2005, 2004, and 2003, respectively. The following assumptions were used for option grants made during 2005, 2004, and 2003, respectively: expected volatility of 264 percent, 111 percent and 58 percent; risk-free interest rates of 4.08 percent, 4.33 percent and 3.98 percent; expected lives of up to ten years and expected dividends to be paid. The compensation expense included in the above pro forma data may not be indicative of amounts to be included in future periods as the fair value of options granted prior to 1995 was not determined and the Company expects future grants.

In December 2004, SFAS No. 123 “Accounting for Stock-Based Compensation” was revised (“SFAS No. 123R”). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires that companies record compensation expense for employee stock option awards. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The Company anticipates the impact of adopting SFAS No. 123R will result in annual expense in 2006 of approximately $2.5 million.

In March 2005, FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations  —  An interpretation of FASB Statement No. 143”, was issued. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 was effective for the year ended December 31, 2005, but did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods. The Company has reclassified prior year book overdrafts totaling $1.7 million and $1.9 million for the years ended December 31, 2004 and 2003, respectively, in the Statement of Cash Flows from an operating activity to a financing activity to conform to the current year presentation.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Property, Machinery and Equipment

Property, machinery and equipment consist of the following:

	Estimated
	Useful	December 31,
	Life in Years	2005	2004
		(In thousands)

Land	N/A	$5,469	$7,389
Buildings and improvements	7-25	43,860	34,903
Machinery and equipment	3-30	250,259	227,164
Office furniture and equipment	3-10	7,739	6,221
Construction in process	—	14,011	26,501

		321,338	302,178
Less: Accumulated depreciation		93,660	76,637

Property, machinery and equipment, net		$227,678	$225,541

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $21.4 million, $19.8 million and $18.2 million, respectively.

(3)	Detail of Certain Balance Sheet Accounts

Activity of the Company’s allowance for doubtful accounts consists of the following:

	December 31,
	2005	2004	2003
	(In thousands)

Balance at beginning of year	$1,229	$1,530	$1,331
Uncollectible receivables written off	(616)	(601)	(753)
Additions for bad debt expense	525	300	952

Balance at end of year	$1,138	$1,229	$1,530

Activity of the Company’s costs and estimated earnings in excess of billings consists of the following:

	December 31,
	2005	2004
	(In thousands)

Costs and estimated earnings on contracts in progress	$51,709	$20,262
Less — Billings to date	(37,293)	(7,459)

Costs and estimated earnings in excess of billings on uncompleted contracts	$14,416	$12,803

Current assets	$10,579	$8,099
Non current assets	3,837	4,704

Total	$14,416	$12,803

Accounts payable includes approximately $9.3 and $6.5 million at December 31, 2005 and December 31, 2004, respectively, for contracts accounted for under the percentage of completion method of accounting, the majority of which is not payable until the Company collects its customer billings on the related contracts.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid and other current assets consist of the following:

	December 31,
	2005	2004
	(In thousands)

Prepaid insurance	$2,524	$1,619
Prepaid expenses	3,980	3,989
Inventory	2,989	2,594
Other current assets	2,916	3,591

Total	$12,409	$11,793

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 were as follows (in thousands):

Balance at January 1, 2004	$171,051
Additions	804

Balance at January 1, 2005	171,855
Additions	4,341

Balance at December 31, 2005	$176,196

The goodwill additions in 2005 and 2004 primarily represent the recording of contingent consideration paid on previous acquisitions. Such agreements may result in contingent consideration payments through 2008.

	December 31,
	2005	2004
	(In thousands)

Accrued expenses consist of the following:
Accrued legal and other claims costs	$300	$1,426
Accrued salaries and benefits	1,718	4,089
Accrued insurance	4,990	6,129
Other accrued expenses	6,520	7,610

Accrued liabilities	$13,528	$19,254

(4)	Short-Term Debt Obligations

In August 2004, the Company entered into a $4.0 million short term note with a bank for the purchase of land to use as part of the development of a compost facility in Southern California. The note bears interest at LIBOR or prime plus a margin,which approximated 4.67 percent and was repaid in February 2005 with borrowings on the Company’s revolving line of credit.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Long-Term Debt Obligations

Long-term debt obligations consist of the following:

	December 31,	December 31,
	2005	2004
	(In thousands)

$305 million Senior Credit Facility —
Term loans	$210,000	$—
$150 million Senior Credit Agreement, repaid on June 21, 2005 —
Revolver	—	5,100
Term loan	—	23,867
Subordinated debt, repaid on June 21, 2005	—	150,000
Fair value adjustment of subordinated debt as a result of interest rate swaps	—	(534)
Notes payable to former owners	4,257	855
Other notes payable	7	13

Total debt	214,264	179,301
Less: Current maturities	(1,776)	(848)

Long-term debt, net of current maturities	$212,488	$178,453

Senior Credit Facility

On June 21, 2005, the Company closed a new $305.0 million senior secured credit facility (the “Senior Credit Facility”) with a syndicate of financial institutions, including affiliates of Banc of America Securities LLC, Lehman Brothers Inc. and CIBC World Markets Corp. A portion of the proceeds received from the Senior Credit Facility was used to repay the Company’s $150 million amended and restated senior credit agreement, entered into on May 8, 2002 by and among the Company, Bank of America, N.A. and certain other lenders (the “Senior Credit Agreement”).

The loan commitments under the Senior Credit Facility are as follows:

(i) Revolving Loan (“Revolver”) up to $95.0 million outstanding at anytime;

(ii) Term B Loans (which, once repaid, may not be reborrowed) of $210.0 million including $30.0 million that was borrowed in December 2005; and

(iii) Letters of Credit up to $50 million as a subset of the Revolving Loan. At December 31, 2005, the Company had approximately $34.6 million of Letters of Credit outstanding.

The Revolver has a five-year maturity and the term loans have a seven-year maturity. The Senior Credit Facility is secured by first priority security interests in substantially all of the Company’s assets and those of its subsidiaries (other than assets securing nonrecourse debt) and expires on December 31, 2012. There is no amortization of the term loan. The term loan bears interest at LIBOR or prime rate plus a margin (2.25 percent for Eurodollar loans, and 1.25 percent for base rate loans), and the Revolver bears interest at LIBOR or prime rate plus a margin based on a rate schedule (currently 2.75 percent for Eurodollar loans, and 1.75 percent for base rate loans). As of December 31, 2005, these rates total approximately:

	Eurodollar	Base Rate

Revolver	7.3%	9.00%
Term	6.6%	8.50%

As of December 31, 2005, the Company did not have any outstanding borrowings on its Revolver.

A portion of the proceeds from the Senior Credit Facility was used to repay in full indebtedness under the Company’s previous Senior Credit Agreement and to tender for all of its $150 million of outstanding 9 1/2 percent

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior subordinated notes due 2009. The Senior Credit Facility allows the Company to pay a significant portion of its excess cash flow to shareholders through cash dividends provided the Company maintains compliance with certain financial covenants and certain other restrictions.

The proceeds of the $30.0 million term loan drawn in December 2005 will be used to partially fund new facility construction costs in 2006 and 2007. The Company has several new facilities under development that are scheduled to begin operations in the next 15 — 18 months. These new facilities will be operated under long-term contracts. The development of these new facilities is consistent with the Company’s strategy to pursue new facility opportunities that provide long-term, highly predictable cash flows. These facilities include a composting facility in Kern County, California, an incineration facility upgrade in Woonsocket, Rhode Island, a dewatering facility in Providence, Rhode Island, a dryer facility in Honolulu, Hawaii and a composting facility in Los Palos, California.

The Senior Credit Facility includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Facility. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of December 31, 2005. As of December 31, 2005, the Company had approximately $60.4 million of unused borrowings under the Senior Credit Facility.

On March 6, 2006, the Company amended its Senior Credit Facility to, among other things, increase the maximum amount of debt permitted under the leverage ratio and to decrease the minimum amount of interest coverage required under the interest coverage ratio.

Senior Subordinated Notes

In April 2002, the Company issued $150 million aggregate in principal amount of its 9 1/2% Senior Subordinated Notes due on April 1, 2009 (the “Notes”). The Notes were unsecured senior indebtedness and were guaranteed by all of the Company’s existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries (“Guarantors”). As of December 31, 2004, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (See Note 5) and South Kern Industrial Center, LLC, were Guarantors of the Notes. On June 21, 2005, the Notes were repurchased with the proceeds of the Senior Credit Facility.

Notes Payable to Sellers of Acquired Businesses

In connection with previous acquisitions, the Company has $4.3 million in notes payable with certain former owners, which includes payments for contingent consideration. The notes payable are due over three remaining years in installments with interest payable at annual rates ranging from five to eight percent.

Derivatives and Hedging Activities

Effective January 31, 2006, the Company entered into a new interest rate cap agreement on a notional amount of $124 million whereby it receives three month LIBOR and pays three month LIBOR unless three month LIBOR settles above 5 percent, in such event it would pay 5 percent. The Company paid $174,000 to execute this cap. This agreement expires May 2007. The Company chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense.

Effective July 1, 2005, the Company entered into two interest rate agreements. The first is an interest rate collar agreement on a notional amount of $86.5 million, whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles below 3.52 percent or above 4.50 percent, in either such event the Company would pay 3.52 percent or 4.50 percent, as applicable. This swap’s value was approximately $0.2 million at December 31, 2005; accordingly, approximately $0.2 million has been recorded in Other Expense.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The swap expires November 2006. The Company chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense.

Also effective July 1, 2005, the Company entered into an interest rate cap agreement on a notional amount of $73.5 million whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 6 percent, in which case the Company would pay 6 percent. The Company paid $220,000 to execute this cap. At December 31, 2005, this cap has a fair market value of approximately $0.2 million; accordingly, approximately $5,000 has been recorded in Other Expense. This cap expires May 2009. The Company chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense.

During the second quarter, the Company entered into three forward starting fixed rate swap agreements which are not effective until November 13, 2006, and mature in May 2010. The notional amount for each fixed rate swap is $28 million, and the fixed rates of interest are 4.69 percent, 4.54 percent, and 4.21 percent. These swaps are considered to be cash flow hedges and accordingly the fair value adjustments will be recorded to Other Comprehensive Income. The aggregate liability for the fair value of these agreements was approximately $0.8 million at December 31, 2005. This amount, net of tax, totals approximately $0.5 million which has been recorded to Accumulated Other Comprehensive Income as of December 31, 2005.

On July 24, 2003, the Company entered into two interest rate swap transactions with two financial institutions to hedge the Company’s exposure to changes in the fair value on $85 million of its Notes. The purpose of these transactions was to convert future interest due on $85 million of the Notes to a lower variable rate in an attempt to realize savings on the Company’s future interest payments. The terms of the interest rate swap contract and the underlying debt instruments were identical. The Company designated these swap agreements as fair value hedges. On September 23, 2004, the Company unwound $18 million of these swaps and received a settlement payment of approximately $0.1 million that was deducted from interest expense. On January 6, 2005, the Company unwound the remaining $67 million of interest rate swaps and paid $0.5 million for the settlement of these swaps. At June 21, 2005 the fair value adjustment to the subordinated debt relating to these swaps was $0.7 million and was written off in connection with the Recapitalization as discussed above.

The Company previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company’s reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $1.5 million is reflected in other long-term liabilities at December 31, 2005. The loss recognized during 2005 related to the floating-to-fixed interest rate swap agreement was approximately $1.3 million, while the gain recognized related to the reverse swap agreement was approximately $1.3 million. The amount of the ineffectiveness of the reverse swap agreement charged to Other Expense was $39,000 during 2005.

On June 25, 2001, the Company entered into a reverse swap on its 12 percent subordinated debt and used the proceeds from the reverse swap agreement to retire previously outstanding floating-to-fixed interest rate swap agreements (the “Retired Swaps”) and option agreements. Accordingly, the balance included in Accumulated Other Comprehensive Loss included in Stockholders’ Equity related to the Retired Swaps was being recognized in future periods’ income over the remaining term of the original swap agreement. The amount of accumulated other comprehensive income charged to interest expense during 2005 was approximately $0.2 million. On June 21, 2005, the Company wrote off the balance included in Accumulated Other Comprehensive Loss of $0.6 million related to the Retired Swaps as a result of the Recapitalization as discussed above.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Payments

At December 31, 2005, future minimum principal payments of long-term debt, nonrecourse Project Revenue Bonds (see Note 6) and Capital Lease Obligations (see Note 7) are as follows (in thousands):

		Nonrecourse	Capital
	Long-Term	Project	Lease
Year Ended December 31,	Debt	Revenue Bonds	Obligations	Total

2006	$1,776	$3,480	$3,175	$8,431
2007	1,441	3,710	4,184	9,335
2008	1,047	3,935	4,911	9,893
2009	—	4,165	1,718	5,883
2010	—	4,420	747	5,167
2011-2015	210,000	24,005	328	234,333
2016-2020	—	8,250	—	8,250
Thereafter	—	7,375	—	7,375

Total	$214,264	$59,340	$15,063	$288,667

(6)	Nonrecourse Project Revenue Bonds

Nonrecourse project revenue bonds consist of the following:

	December 31,	December 31,
	2005	2004
	(In thousands)

Maryland Energy Financing Administration Limited Obligation Solid Waste Disposal Revenue Bonds, 1996 series —
Revenue bonds due 2005 at stated interest rate of 5.85%	$—	$2,710
Term revenue bond due 2010 at stated interest rate of 6.30%	16,295	16,295
Term revenue bond due 2016 at stated interest rate of 6.45%	22,360	22,360

	38,655	41,365
California Pollution Control Financing Authority Solid Waste Revenue Bonds —
Series 2002A — Revenue bonds due 2008 to 2024 at stated interest rates of 4.375% to 5.50%, net of discount of $285	19,790	19,766
Series 2002B — Revenue bonds due 2006 at stated interest rate of 4.25%	610	1,197

	20,400	20,963

Total nonrecourse project revenue bonds	59,055	62,328
Less: Current maturities	(3,480)	(3,300)

Nonrecourse project revenue bonds, net of current maturities	$55,575	$59,028

Amounts recorded in other assets as restricted cash — debt service fund	$7,304	$7,287

Maryland Project Revenue Bonds

In 1996, the Maryland Energy Financing Administration (the “Administration”) issued nonrecourse tax-exempt project revenue bonds (the “Maryland Project Revenue Bonds”) in the aggregate amount of $58.6 million. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now the Company’s wholly owned subsidiary known as Synagro-Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Maryland Project Revenue Bonds in connection with its acquisition of the Bio Gro division of Waste Management, Inc. (“Bio Gro”) in 2000. Maryland Project Revenue Bonds in the aggregate amount of approximately $19.9 million have already been repaid. The remaining Maryland Project Revenue Bonds bear interest at annual rates between 6.30 percent and 6.45 percent and mature on dates between December 1, 2006, and December 1, 2016.

The Maryland Project Revenue Bonds are primarily collateralized by the pledge of revenues and assets related to the Company’s Back River and Patapsco thermal facilities. The underlying service contracts between the Company and the City of Baltimore obligated the Company to design, construct and operate the thermal facilities and obligated the City of Baltimore to deliver biosolids for processing at the thermal facilities. The City of Baltimore makes all payments under the service contracts directly with a trustee for the purpose of paying the Maryland Project Revenue Bonds.

At the Company’s option, it may cause the redemption of the Maryland Project Revenue Bonds at any time on or after December 1, 2006, subject to redemption prices specified in the loan agreement. The Maryland Project Revenue Bonds will be redeemed at any time upon the occurrence of certain extraordinary conditions, as defined in the loan agreement.

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

At December 31, 2005, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $52.5 million and restricted cash of approximately $7.3 million, of which approximately $5.6 million is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company’s request.

Sacramento Project Bonds

In December 2002, the California Pollution Control Financing Authority (the “Authority”) issued nonrecourse revenue bonds in the aggregate amount of $20.9 million (net of original issue discount of $0.4 million). The nonrecourse revenue bonds consist of $19.7 million (net of original issue discount of $0.4 million) Series 2002-A and $1.2 million (net of original issue discount of $9,000) Series 2002-B (collectively, the “Sacramento Bonds”). The Authority loaned the proceeds of the Sacramento Bonds to Sacramento Project Finance, Inc., a wholly owned subsidiary of the Company, pursuant to a loan agreement dated December 1, 2002. The purpose of the loan is to finance the design, permitting, constructing and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional County Sanitation District (“Sanitation District”). The Sacramento Bonds bear interest at annual rates between 4.25 percent and 5.50 percent and mature on dates between December 1, 2006, and December 1, 2024. The Sacramento facility has been constructed and commenced commercial operations in December 2004.

The Sacramento Bonds are primarily collateralized by the pledge of certain revenues and all of the property of Sacramento Project Finance, Inc. The facility will be owned by Sacramento Project Finance, Inc. and leased to

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At the Company’s option, it may cause the early redemption of some Sacramento Bonds at any time on or after December 1, 2007, subject to redemption prices specified in the loan agreement.

The loan agreement requires that Sacramento Project Finance, Inc. place certain monies in restricted accounts and that those funds be used for designated purposes (e.g., operation and maintenance expense account, reserve requirement accounts, etc.). Monies in these funds will remain restricted until the Sacramento Bonds are paid.

At December 31, 2005, the Bonds are partially collateralized by restricted cash of approximately $2.9 million, of which approximately $1.7 million is in a debt service fund that was established to secure certain payments and can be utilized to make the final payment at the Company’s request, and the remainder is reserved for construction costs expected to be incurred after notice to proceed is received. The Company is not a guarantor of the Sacramento Bonds or the loan funded by the Sacramento Bonds.

The Maryland Project Revenue Bonds and the Sacramento Bonds are excluded from the financial covenant calculations required by the Company’s Senior Credit Facility.

(7)	Capital Lease Obligations

The Company has entered into various capital lease transactions to purchase transportation and operating equipment. The capital leases have lease terms of three to six years with interest rates ranging from 4.9 percent to 9.34 percent. The net book value of the equipment related to capital leases totaled approximately $17.3 million and $15.7 million as of December 31, 2005 and 2004, respectively.

Future minimum lease payments, together with the present value of the minimum lease payments, are as follows (in thousands):

Year Ended December 31,

2006	$4,061
2007	4,861
2008	5,218
2009	1,849
2010	795
Thereafter	334

Total minimum lease payments	17,118
Amount representing interest	(2,055)

Present value of minimum lease payments	15,063
Current maturities of capital lease obligations	(3,175)

Long-term capital lease obligations	$11,888

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Income Taxes

The following summarizes the provision for income taxes included in the Company’s consolidated statement of operations:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Provision (benefit) for income taxes	$(333)	$8,646	$5,225
Income tax benefit related to cumulative effect of change in accounting for asset retirement obligations in 2003	—	—	(292)

	$(333)	$8,646	$4,933

Federal and state income tax provisions (benefits) are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Federal:
Current	$(99)	$286	$—
Deferred	(2,347)	7,351	4,270
State:
Current	745	892	419
Deferred	1,368	117	244

	$(333)	$8,646	$4,933

Actual income tax provision differs from income tax provision computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows:

	Year Ended December 31,
	2005	2004	2003

Provision at the statutory rate	35.0%	35.0%	35.0%
Increase resulting from:
Increase in deferred tax rate for state taxes	(20.5)%	—	—
Reserve for tax contingency	(10.4)%	—	—
State income taxes, net of benefit for federal deduction	2.2%	4.6%	3.8%
Other items, net	(2.8)%	0.4%	1.6%
Change in valuation allowance	(0.2)%	—	—

	3.3%	40.0%	40.4%

Deferred taxes for temporary differences are reported at the statutory rates that are expected to be in effect when the temporary differences reverse into taxable income in future periods. The Company completed a legal entity restructuring in the fourth quarter of 2005 which is expected to simplify federal and state tax compliance requirements. As a result of the restructuring, the Company increased its net deferred tax liability for state statutory rates that are expected to be in effect for future taxable income related to temporary differences from 3.4 percent to 5.0 percent. The Company also recorded a reserve for a tax contingency which relates to a tax issue identified during a tax audit related to deductions that are included in the Company’s net operating loss carryforwards.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal income taxes consist of the following (in thousands):

	December 31,
	2005	2004
	(In thousands)

Deferred tax assets —
Net operating loss carryforwards	$41,354	$30,020
Alternative minimum tax credit	227	326
Accruals not currently deductible for tax purposes	2,373	3,278
Allowance for bad debts	455	471
Other	632	2,170

Total deferred tax assets	45,041	36,265
Valuation allowance for deferred tax assets	(374)	(353)
Deferred tax liability —
Differences between book and tax bases of fixed assets	49,682	44,498
Differences between book and tax bases of goodwill	12,188	9,905

Total deferred tax liabilities	61,870	54,403

Net deferred tax liability	$17,203	$18,491

The change in the net deferred tax liability of $1.3 million in 2005 was recognized by recording a $1.0 million income tax benefit for deferred taxes in the Consolidated Statement of Operations and a $0.3 million deferred tax benefit in other comprehensive income in the Consolidated Statement of Stockholders’ Equity.

As of December 31, 2005, the Company had net operating loss (“NOL”) carryforwards of approximately $41.4 million available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its carryforwards. Accordingly, the Company’s ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited for both federal and state purposes. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. The net deferred tax liability is recorded in other long-term liabilities in the accompanying consolidated balance sheet. Substantially all of the Company’s tax provision over the next several years is expected to be deferred in nature due to significant tax deductions in excess of book deduction for goodwill and depreciation.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Commitments and Contingencies

Leases

The Company leases certain facilities and equipment for its corporate and operations offices under noncancelable long-term operating lease agreements. Rental expense was approximately $12.5 million for 2005 and 2004 and $11.5 million for 2003. Minimum annual rental commitments under these leases are as follows (in thousands):

Year Ending December 31,

2006	$9,442
2007	8,943
2008	7,442
2009	6,361
2010	5,060
Thereafter	11,463

$48,711

Customer Contracts

A substantial portion of the Company’s revenue is derived from services provided under contracts and written agreements with the Company’s customers. Some of these contracts, especially those contracts with large municipalities (including our largest contract and at least four of the Company’s top ten contracts), provide for termination of the contract by the customer after giving relatively short notice (in some cases as little as ten days). In addition, these contracts contain liquidated damages clauses which may or may not be enforceable in the case of early termination of the contracts. If one or more of these contracts are terminated prior to the expiration of its term, and the Company is not able to replace revenues from the terminated contracts or receive liquidated damages pursuant to the terms of the contract, the lost revenue could have a material and adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Litigation

The Company’s business activities are subject to environmental regulation under federal, state and local laws and regulations. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. The Company believes that these matters will not have a material adverse effect on its business, financial condition, results of operations and cash flows. However, the outcome of any particular proceeding cannot be predicted with certainty. The Company is required under various regulations to procure licenses and permits to conduct its operations. These licenses and permits are subject to periodic renewal without which its operations could be adversely affected. There can be no assurance that regulatory requirements will not change to the extent that it would materially affect the Company’s consolidated financial statements.

Reliance Insurance

For the 24 months ended October 31, 2000 (the “Reliance Coverage Period”), the Company insured certain risks, including automobile, general liability, and worker’s compensation, with Reliance National Indemnity Company (“Reliance”) through policies totaling $26 million in annual coverage. On May 29, 2001, the Commonwealth Court of Pennsylvania entered an order appointing the Pennsylvania Insurance Commissioner as Rehabilitator and directing the Rehabilitator to take immediate possession of Reliance’s assets and business. On June 11, 2001, Reliance’s ultimate parent, Reliance Group Holdings, Inc., filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code of 1978, as amended. On October 3, 2001, the Pennsylvania Insurance Commissioner removed Reliance from rehabilitation and placed it into liquidation.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Claims have been asserted and/or brought against the Company and its affiliates related to alleged acts or omissions occurring during the Reliance Coverage Period. It is possible, depending on the outcome of possible claims made with various state insurance guaranty funds, that the Company will have no, or insufficient, insurance funds available to pay any potential losses. There are uncertainties relating to the Company’s ultimate liability, if any, for damages arising during the Reliance Coverage Period, the availability of the insurance coverage, and possible recovery for state insurance guaranty funds.

In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. The Company estimated its exposure at approximately $1.0 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company believes accruals of approximately $1.0 million in the aggregate as of December 31, 2005, are adequate to provide for its exposures. The final resolution of these exposures could be substantially different from the amount recorded.

Design and Build Contract Risk

The Company participates in design and build construction operations, usually as a general contractor. Virtually all design and construction work is performed by unaffiliated subcontractors. As a consequence, the Company is dependent upon the continued availability of and satisfactory performance by these subcontractors for the design and construction of its facilities. There is no assurance that there will be sufficient availability of and satisfactory performance by these unaffiliated subcontractors. In addition, inadequate subcontractor resources and unsatisfactory performance by these subcontractors could have a material adverse effect on the Company’s business, financial condition and results of operation. Further, as the general contractor, the Company is legally responsible for the performance of its contracts and, if such contracts are under-performed or not performed by its subcontractors, the Company could be financially responsible. Although the Company’s contracts with its subcontractors provide for indemnification if its subcontractors do not satisfactorily perform their contract, there can be no assurance that such indemnification would cover the Company’s financial losses in attempting to fulfill the contractual obligations.

Other

There are various other lawsuits and claims pending against the Company that have arisen in the normal course of business and relate mainly to matters of environmental, personal injury and property damage. The outcome of these matters is not presently determinable but, in the opinion of the Company’s management, the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Self-Insurance

The Company is self-insured for losses up to deductible amounts for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends, industry averages, and actuarial assumptions regarding future claims development and claims incurred but not reported.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Stockholders’ Equity

Preferred Stock

The Company was authorized to issue up to 10,000,000 shares of Preferred Stock, which may be issued in one or more series or classes by the Board of Directors of the Company. Each such series or class shall have such powers, preferences, rights and restrictions as determined by resolution of the Board of Directors. Series A Junior Participating Preferred Stock will be issued upon exercise of the Stockholder Rights described below.

Series D Redeemable Preferred Stock

The Company has authorized 32,000 shares of Series D Preferred Stock, par value $.002 per share, and previously had outstanding a total of 25,033.601 shares of the Series D Preferred Stock, which were held by GTCR Fund VII, L.P. and its affiliates and were convertible by the holders into a number of shares of the Company’s common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price was $2.50 per share provided that in order to prevent dilution, the conversion price could be adjusted. The Series D Preferred Stock was senior to the Company’s common stock or any other of its equity securities. The liquidation value of each share of Series D Preferred Stock was $1,000 per share. Dividends on each share of Series D Preferred Stock accrued daily at the rate of 8 percent per annum on the aggregate liquidation value and could be paid in cash or accrued, at the Company’s option. Upon conversion of the Series D Preferred Stock by the holders, the holders could have elected to receive the accrued and unpaid dividends in shares of the Company’s common stock at the conversion price. The Series D Preferred Stock was entitled to one vote per share. Shares of Series D Preferred Stock were subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. On June 21, 2005, holders of the Company’s preferred stock converted all of their preferred shares into shares of the Company’s existing common stock.

Series E Redeemable Preferred Stock

The Company has authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share. GTCR Fund VII, L.P. and its affiliates owned 37,497.183 shares of Series E Preferred Stock and certain affiliates of The TCW Group, Inc. owned 7,261.504 shares. The Series E Preferred Stock was convertible by the holders into a number of shares of the Company’s common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price was $2.50 per share provided that in order to prevent dilution, the conversion price could be adjusted. The Series E Preferred Stock was senior to the Company’s common stock and any other of its equity securities. The liquidation value of each share of Series E Preferred Stock was $1,000 per share. Dividends on each share of Series E Preferred Stock accrued daily at the rate of 8 percent per annum on the aggregate liquidation value and could be paid in cash or accrued, at the Company’s option. Upon conversion of the Series E Preferred Stock by the holders, the holders could have elected to receive the accrued and unpaid dividends in shares of the Company’s common stock at the conversion price. The Series E Preferred Stock was entitled to one vote per share. Shares of Series E Preferred Stock were subject to mandatory redemption by the Company on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. On June 21, 2005, holders of the Company’s preferred stock converted all of their preferred shares into shares of the Company’s existing common stock.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. For periods in which the Company has reported a cumulative effect of an accounting change, the Company uses income from continuing operations as the “control number” in determining whether potential common shares are dilutive or antidilutive. That is, the same

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of potential common shares used in computing the diluted per-share amount for income from continuing operations has been used in computing all other reported diluted per-share amounts even if those amounts will be antidilutive to their respective basic per-share amounts. Diluted EPS is computed by dividing net income before preferred stock dividends by the total of the weighted average number of common shares outstanding for the period, the weighted average number of shares of common stock that would be issued assuming conversion of the Company’s preferred stock, and other common stock equivalents for options and warrants outstanding determined using the treasury stock method.

The following table summarizes the net income (loss) and weighted average shares to reconcile basic EPS and diluted EPS for the fiscal years 2005, 2004, and 2003 (in thousands except share and per share data):

	Year Ended December 31,
	2005	2004	2003

Net income (loss):
Net income (loss) before cumulative effect of change in accounting for asset retirement obligations and preferred stock dividends	$(9,650)	$12,954	$7,754
Cumulative effect of change in accounting for asset retirement obligations	—	—	476

Net income (loss) before preferred stock dividends	(9,650)	12,954	7,278
Preferred stock dividends	9,587	8,827	8,209

Net income (loss) applicable to common stock	$(19,237)	$4,127	$(931)

Earnings (loss) per share:
Basic
Earnings (loss) per share before cumulative effect of change in accounting for asset retirement obligations	$(0.40)	$0.21	$(0.03)
Cumulative effect of change in accounting for asset retirement obligations	—	—	(0.02)

Net income (loss) per share	$(0.40)	$0.21	$(0.05)

Weighted average shares outstanding for basic earnings per share calculation	47,725,820	19,777,041	19,775,821
Diluted
Earnings (loss) per share before preferred stock dividends and cumulative effect of change in accounting for asset retirement obligations	$(0.40)	$0.21	$(0.03)
Cumulative effect of change in accounting for asset retirement obligations	—	—	(0.02)

Net income (loss) per share	$(0.40)	$0.21	$(0.05)

Weighted average shares:
Weighted average shares outstanding for basic and diluted earnings per share	47,725,820	19,777,041	19,775,821

Basic and diluted EPS are the same for 2005, 2004 and 2003 because diluted EPS was less dilutive than basic EPS. Accordingly, 20,766,863, 38,903,912 and 35,494,147 shares representing common stock equivalents have been excluded from the diluted earnings per share calculations for 2005, 2004 and 2003, respectively.

Stockholders’ Rights Plan

In December 1996, the Company adopted a stockholders’ rights plan (the “Rights Plan”). The Rights Plan provides for a dividend distribution of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s common stock, to stockholders of record at the close of business on January 10, 1997. The Rights Plan is

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders. The Rights will expire on December 31, 2006.

Each Right entitles stockholders to buy one one-thousandth of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $10. The Rights are exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15 percent or more of the common stock of the Company. However, the Rights will not become exercisable if common stock is acquired pursuant to an offer for all shares which a majority of the Board of Directors determines to be fair to and otherwise in the best interests of the Company and its stockholders. If, following an acquisition of 15 percent or more of the Company’s common stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price. The effect will be to entitle the Company stockholders to buy stock in the acquiring company at 50 percent of its market price.

The Company may redeem the Rights at $.001 per Right at any time on or prior to the tenth business day following the acquisition of 15 percent or more of its common stock by a person or group or commencement of a tender offer for such 15 percent ownership.

In connection with the issuance of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock to GTCR Funds VII, L.P. and its affiliates, and TCW/Crescent Lenders, the Board of Directors waived the application of the Rights Plan; however, all such Series C and D Preferred Stock were surrendered in connection with the Company’s secondary offering in June 2005 and there remains no outstanding preferred stock.

(11)	Stock Option Plans

At December 31, 2005, the Company had outstanding stock options granted under the 2000 Stock Option Plan (the “2000 Plan”) and the Amended and Restated 1993 Stock Option Plan (the “Plan”) for officers, directors and key employees of the Company (collectively, the “Option Plans”).

At December 31, 2005, there were 6,237,000 options for shares of common stock reserved under the 2000 Plan for future grants. Effective with the approval of the 2000 Plan, no further grants will be made under the 1993 Plan. The exercise price of options granted shall be at least 100 percent (110 percent for 10 percent or greater stockholders) of the fair value of Common Stock on the date of grant. Options must be granted within ten years from the date of the Plan and become exercisable at such times as determined by the Plan committee. Options are exercisable for no longer than five years for certain ten percent or greater stockholders and for no longer than ten years for others.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during those years is presented below:

			Weighted
			Average
	Shares Under	Exercise	Exercise
2000 Plan	Option	Price Range	Price

Options outstanding at January 1, 2003	4,511,592	$2.50-6.31	$2.73
Granted	177,500	2.50-2.61	2.51
Canceled	(40,000)	2.50	2.50

Options outstanding at December 31, 2003	4,649,092	$2.50-6.31	$2.72
Granted	617,500	2.50-3.34	2.72
Exercised	(7,800)	2.50	2.50
Canceled	(146,200)	2.50	2.50

Options outstanding at December 31, 2004	5,112,592	$2.50-6.31	$2.73
Granted	927,200	3.80-4.56	4.30
Exercised	(753,476)	2.50-3.80	2.54
Redeemed	(1,443,184)	2.50-6.31	2.94
Canceled	(44,000)	2.50	2.50

Options outstanding at December 31, 2005	3,799,132	$2.50-6.31	$3.07

Exercisable at December 31, 2005	1,981,066	$2.50-6.31	$2.76

			Weighted
			Average
	Shares Under	Exercise	Exercise
1993 Plan	Option	Price Range	Price

Options outstanding at January 1, 2003	1,070,673	$2.00 - 6.31	$3.48
Canceled/expired	(120,000)	2.75 - 4.00	3.48

Options outstanding at December 31, 2003	950,673	$2.00-6.31	$3.48
Exercised	(3,000)	2.38	2.38
Canceled/expired	(87,840)	2.00-6.31	3.51

Options outstanding at December 31, 2004	859,833	$2.00-6.31	$3.48
Exercised	(265,000)	2.75-3.50	3.01
Redeemed	(555,000)	2.50-6.31	3.62
Canceled	(18,833)	2.00-5.75	4.87

Options outstanding at December 31, 2005	21,000	$3.56-4.50	$4.46

Exercisable at December 31, 2005	21,000	$3.56-4.50	$4.46

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Options

In addition to options issuable under the above plans, the Company has other options outstanding to employees and directors of the Company which were issued at exercise prices equal to the fair market value at the grant date of the options, and are summarized as follows:

		Weighted
		Average
	Shares Under	Exercise	Exercise
	Option	Price Range	Price

Options outstanding at January 1, 2003	3,036,954	$2.00-6.94	$3.08
Granted	150,000	2.50	2.50

Options outstanding at December 31, 2003	3,186,954	$2.00-6.94	$3.05
Exercised	(23,000)	2.00	2.00
Canceled	(221,332)	6.94	6.94

Options outstanding at December 31, 2004	2,942,622	$2.00-4.75	$2.77
Exercised	(633,296)	2.00-3.19	2.27
Redeemed	(1,045,166)	2.50-4.75	3.01
Canceled	(40,000)	2.50	2.50

Options outstanding at December 31, 2005	1,224,160	$2.00-3.38	$2.82

Exercisable at December 31, 2005	764,160	$2.00-3.38	$3.01

The redeemed options were redeemed for cash and is included in the write off discussed in connection with the Recapitalization in Note 1.

The following ranges of options were outstanding as of December 31, 2005:

			Weighted Average
Outstanding Shares	Exercise Price	Weighted Average	Contractual Life
Under Option	Range	Exercise Price	(In Years)	Exercisable

3,506,823	$2.00 - 2.99	$2.51	5.41	2,102,623
491,511	$3.00 - 3.99	$3.39	5.96	491,511
970,958	$4.00 - 5.99	$4.36	6.29	97,092
75,000	$6.00 - 6.99	$6.31	3.50	75,000

(12)  Restricted Stock Plan

During June 2005, the Company executed the Synagro Technologies, Inc. 2005 Restricted Stock Plan (the Plan) for the benefit of certain named employees. Under the Plan, and subject to terms and conditions in the Plan, 3,500,000 million shares of the Company’s common stock were authorized for issuance. Shares, which are granted by the Company’s Compensation Committee, are subject to a vesting schedule. As the vesting dates pass, the restrictions on a proportionate number of shares will lapse, and such shares will be considered to be compensation to the recipient, and may be held or sold at the option of the recipient. The number of shares granted is based on the outstanding stock options held by the employee under the Company’s stock option plans multiplied by the Company’s dividend rate on its common stock.

In accordance with APB No. 25, the Company measures the compensation on the award date and records such compensation as unearned until such time as the restrictions lapse on the granted shares.

On December 9, 2005, a total of 164,062 shares were granted under the Plan with a market value of approximately $657,500. The number of shares which immediately vested, in accordance with the prescribed vesting schedules, was 58,397 shares; accordingly compensation for the vested portion of approximately $234,000 was recorded in the accompanying consolidated statement of operations. The excess of the total value, less the

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount expensed immediately due to vesting, was approximately $423,500 and was recorded as unearned compensation in the equity section of the accompanying consolidated balance sheet with a corresponding credit to paid in capital.

On December 27, 2005, an additional 4,888 shares vested. Accordingly, $19,000 of compensation expense was recognized with a corresponding credit to unearned compensation on the accompanying consolidated balance sheet.

As shares vest in the future or future grants are made, additional compensation expense will be recorded.

(13)	Reorganization Costs

During 2003, in response to lower-than-expected operating results, management performed a review of its overhead structure and reorganized certain administrative functions. As a result of these decisions, during 2003 the Company recorded $1.2 million of severance costs connected with the termination of 18 employees and consultants. These costs have been paid and are reported as reorganization costs in the accompanying 2003 consolidated statement of operations.

(14)	Special Charges

We incurred a special charge of $0.3 million for costs associated with the re-audit of our 2001 financial statements during 2004.

(15)	Employee Benefit Plans

The Company sponsors a defined contribution retirement plan for full-time and some part-time employees. The plan covers employees at all of the Company’s operating locations. The defined contribution plan provides for contributions ranging from 1 percent to 15 percent of covered employees’ salaries or wages. The Company may make a matching contribution as a percentage of the employee contribution. The matching contributions totaled approximately $1.1 million for each of 2005, 2004 and 2003.

(16)	Quarterly Results of Operations (Unaudited)

Quarterly financial information for the years ended December 31, 2005 and 2004, is summarized as follows (in thousands, except per share data):

	Quarter Ended				Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(In thousands, except for per share data)				(In thousands, except for per share data)

Revenues	$76,214	$83,532	$88,238	$90,020	$72,660	$82,164	$85,940	$85,100
Gross profit	$12,038	$16,971	$17,743	$15,473	$12,316	$18,911	$19,373	$17,222
Operating income	$5,945	$3,388	$13,701	$8,557	$6,652	$13,946	$12,883	$10,403
Net income (loss) applicable to common stock	$(2,612)	$(21,214)	$5,138	$(549)	$(1,258)	$2,950	$2,138	$297
Earnings (loss) per share Basic	$(0.13)	$(0.84)	$0.07	$(0.01)	$(0.06)	$0.15	$0.11	$0.02
Diluted	$(0.13)	$(0.84)	$0.07	$(0.01)	$(0.06)	$0.09	$0.07	$0.02

In the second quarter of 2005, the Company incurred certain costs and write-offs relating to the Recapitalization (See Note 1).

The sum of the individual quarterly earnings per share amounts do not agree with year-to-date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter, and the dilutive effects of the redeemable preferred stock and stock options, if applicable, in each quarter.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Related Party Transactions

The Company maintains one lease with an affiliate of one of its stockholders. The lease has an initial term through December 31, 2013. Rental payments made under this lease in 2005 totaled approximately $0.1 million.

(18)	Condensed Consolidating Financial Statements

As discussed in Note 5, as of December 31, 2005, all of the Company’s 100% owned domestic subsidiaries, except the subsidiaries formed to own and operate the compost project in Southern California, South Kern Industrial Center, L.L.C., the Sacramento biosolids processing facility, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc., and Philadelphia Biosolids Services, L.L.C. (collectively the “Non-Guarantor Subsidiaries”), are Guarantors of the Company’s Senior Credit Facility. Each of the Guarantors is 100% owned by the Company and the guarantees are full, unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheets have been presented as of December 31, 2005 and December 31, 2004. The condensed consolidated statements of operations and of cash flows have also been presented for the year ended December 31, 2005 with no comparable period in the prior year as the Non-Guarantor Subsidiaries had no operations until December 2004.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$18,233	$34	$304	$—	$18,571
Restricted cash	—	1,679	765	—	2,444
Accounts receivable, net	—	65,534	942	(47)	66,429
Note receivable, current	—	214	—	—	214
Prepaid expenses and other current assets	3,019	22,387	127	—	25,533

Total current assets	21,252	89,848	2,138	(47)	113,191
Property, machinery & equipment, net	—	202,775	24,903	—	227,678
Other Assets:
Goodwill	—	176,196	—	—	176,196
Investments in subsidiaries	100,258	—	—	(100,258)	—
Intercompany	288,422	—	—	(288,422)	—
Restricted cash — construction fund	—	—	406	—	406
Restricted cash — debt service fund	—	5,587	1,717	—	7,304
Other, net	7,089	8,583	2,859	—	18,531

Total assets	$417,021	$482,989	$32,023	$(388,727)	$543,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,776	$—	$—	$1,776
Current maturities of nonrecourse project revenue bonds	—	2,870	610	—	3,480
Current maturities of capital lease obligations	—	3,175	—	—	3,175
Accrued interest payable	664	206	92	—	962
Accounts payable and accrued expenses	—	46,737	849	(47)	47,539

Total current liabilities	664	54,764	1,551	(47)	56,932
Long-Term Debt:
Long-term debt obligations, net	210,000	2,488	—	—	212,488
Nonrecourse project revenue bonds, net	—	35,785	19,790	—	55,575
Intercompany	—	288,395	27	(288,422)	—
Capital lease obligations, net	—	11,888	—	—	11,888

Total long-term debt	210,000	338,556	19,817	(288,422)	279,951
Other long-term liabilities	22,203	66	—	—	22,269

Total liabilities	232,867	393,386	21,368	(288,469)	359,152
Commitments and Contingencies
Stockholders’ Equity:
Capital	197,195	36,339	9,841	(46,180)	197,195
Accumulated earnings (deficit)	(13,525)	53,264	814	(54,078)	(13,525)
Accumulated other comprehensive loss	484	—	—	—	484

Total stockholders’ equity	184,154	89,603	10,655	(100,258)	184,154

Total liabilities and stockholders’ equity	$417,021	$482,989	$32,023	$(388,727)	$543,306

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$99	$21	$206	$—	$326
Restricted cash	—	655	—	—	655
Accounts receivable, net	—	63,367	524	—	63,891
Note receivable, current	—	218	—	—	218
Prepaid expenses and other current assets	4,240	19,663	11	—	23,914

Total current assets	4,339	83,924	741	—	89,004
Property, machinery & equipment, net	—	202,659	22,882	—	225,541
Other Assets:
Goodwill	—	171,855	—	—	171,855
Investments in subsidiaries	81,649	—	—	(81,649)	—
Intercompany	280,157	—	—	(280,157)	—
Restricted cash — construction fund	—	—	1,988	—	1,988
Restricted cash — debt service fund	—	5,573	1,714	—	7,287
Other, net	5,204	11,135	3,010	—	19,349

Total assets	$371,349	$475,146	$30,335	$(361,806)	$515,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short term debt	$—	$—	$4,000	$—	$4,000
Current maturities of long-term debt	244	604	—	—	848
Current maturities of nonrecourse project revenue bonds	—	3,300	—	—	3,300
Current maturities of capital lease obligations	—	3,028	—	—	3,028
Accounts payable and accrued expenses	3,896	56,192	2,581	—	62,669

Total current liabilities	4,140	63,124	6,581	—	73,845
Long-Term Debt:
Long-term debt obligations, net	178,189	264	—	—	178,453
Nonrecourse project revenue bonds, net	—	38,065	20,963	—	59,028
Intercompany	—	280,157	—	(280,157)	—
Capital lease obligations, net	—	11,318	—	—	11,318

Total long-term debt	178,189	329,804	20,963	(280,157)	248,799
Other long-term liabilities	25,169	3,360	—	—	28,529

Total liabilities	207,498	396,288	27,544	(280,157)	351,173
Commitments and Contingencies
Redeemable Preferred Stock, 69,792.29 shares issued and outstanding, redeemable at $1,000 per share	95,126	—	—	—	95,126
Stockholders’ Equity:
Capital	73,398	36,339	2,750	(39,089)	73,398
Accumulated earnings (deficit)	(3,875)	42,519	41	(42,560)	(3,875)
Accumulated other comprehensive loss	(798)	—	—	—	(798)

Total stockholders’ equity	68,725	78,858	2,791	(81,649)	68,725

Total liabilities and stockholders’ equity	$371,349	$475,146	$30,335	$(361,806)	$515,024

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Revenue	$—	$333,660	$4,460	$(116)	$338,004
Cost of services	—	273,472	2,423	(116)	275,779

Gross Profit	—	60,188	2,037	—	62,225
Selling, general and administrative expenses	—	24,704	14	—	24,718
Transaction fees and expenses	1,517	—	—	—	1,517
Stock option redemptions and transaction bonuses	6,805	—	—	—	6,805
Restricted stock compensation expense	253	—	—	—	253
Gain on sale of assets	—	(2,659)	—	—	(2,659)

Income (loss) from operations	(8,575)	38,143	2,023	—	31,591
Other expense:
Interest expense	17,618	3,449	1,223	—	22,290
Interest expense — debt extinguishment costs	19,487	—	—	—	19,487
Intercompany interest (income) expense	(23,782)	23,782	—	—	—
Equity in earnings of subs	(11,518)	—	—	11,518	—
Other (income) expense, net	—	(203)	—	—	(203)

Total other expense, net	1,805	27,028	1,223	11,518	41,574

Income (loss) before provision (benefit) for income Taxes	(10,380)	11,115	800	(11,518)	(9,983)
Provision (benefit) for income taxes	(730)	370	27	—	(333)

Net income (loss) before preferred stock dividends	(9,650)	10,745	773	(11,518)	(9,650)
Preferred stock dividends	9,587	—	—	—	9,587

Net income (loss) applicable to common stock	$(19,237)	$10,745	$773	$(11,518)	$(19,237)

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Cash flows from operating activities:

Net income (loss) applicable to common stock	$(19,237)	$10,745	$773	$(11,518)	$(19,237)

Adjustments to reconcile net income applicable to common stock to net cash provided by operating activities:...

Preferred stock dividends	9,587	—	—	—	9,587

Bad debt expense	—	525	—	—	525

Depreciation and amortization expense	—	20,596	1,071	—	21,667

Amortization and write-off of debt financing costs	5,212	309	27	—	5,548

Provision (benefit) for deferred income taxes	(730)	(276)	27	—	(979)

Tax benefit from exercise of stock options	1,079	—	—	—	1,079

Gain on sale of property, machinery and Equipment	—	(2,659)	—	—	(2,659)

Restricted stock awards	253	—	—	—	253

Other	—	(41)	—	—	(41)

Equity in earnings of subsidiaries	(11,518)	—	—	11,518	—

(Increase) decrease in the following, net:

Accounts receivable	—	(2,646)	(418)	—	(3,064)

Cost in excess of billings	—	(6,612)	—	—	(6,612)

Prepaid expenses and other current assets	434	6,843	(116)	—	7,161

Increase (decrease) in the following, net:

Accrued interest payable	(3,232)	206	(30)	—	(3,056)

Intercompany advances — trade	(23,782)	23,782	—	—	—

Accounts payable and accrued expenses and other long term liabilities	524	(13,757)	39	—	(13,194)

Net cash provided (used) by operating activities	(41,410)	37,015	1,373	—	(3,022)

Cash flows from investing activities:

Purchase of business	—	(341)	—	—	(341)

Purchase of property, machinery & equipment	—	(16,937)	(2,941)	—	(19,878)

Proceeds from sale of property, machinery & equipment	—	5,022	—	—	5,022

Facility construction funded by restricted cash	—	—	(1,648)	—	(1,648)

Decrease in restricted cash for facility construction	—	—	1,648	—	1,648

Increase in other restricted cash accounts	—	(1,037)	(835)	—	(1,872)

Other	—	3	—	—	3

Net cash used by investing activities	—	(13,290)	(3,776)	—	(17,066)

Cash flows from financing activities:

Payments of debt	(173,867)	(6,479)	(4,590)	—	(184,936)

Proceeds from debt	210,000	—	—	—	210,000

Net decrease in bank revolver borrowings	(5,100)	—	—	—	(5,100)

Net decrease in book overdrafts	—	(1,319)	—	—	(1,319)

Debt issuance costs	(7,650)	—	—	—	(7,650)

Dividends on common stock	(14,455)	—	—	—	(14,455)

Proceeds from equity offering	37,641	—	—	—	37,641

Intercompany notes with subsidiaries	15,914	(15,914)	—	—	—

Capital contributions	(7,091)	—	7,091	—	—

Proceeds from exercise of options	4,152	—	—	—	4,152

Net cash provided (used) by financing activities	59,544	(23,712)	2,501	—	38,333

Net increase (decrease) in cash and cash equivalents	18,134	13	98	—	18,245

Cash and cash equivalents, beginning of period	99	21	206	—	326

Cash and cash equivalents, end of period	$18,233	$34	$304	$—	$18,571

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Segment Information

The Company’s Chief Operating Decision Maker regularly evaluates operating results, assesses performance and allocates resources on a geographic basis, with the exception of its rail operations and its engineering, facilities, and development (“EFD”) group which are separately managed. Accordingly, the Company reports the results of its activities in three reporting segments, which include: Residuals Management Operations, Rail Transportation, and EFD.

Residuals Management Operations include the Company’s business activities that are managed on a geographic basis in the Northeast, Central, South, and West regions of the United States. These geographic areas have been aggregated and reported as a segment because they meet the aggregation criteria of SFAS 131. Rail Transportation includes the transfer and rail haul of materials across several states where the material is typically either land applied or landfill disposed. Rail Transportation is a separate segment because it is monitored separately and because it only offers long-distance land application and disposal services to its customers. EFD includes construction management activities and start up operations for certain new processing facilities as well as the marketing and sale of certain pellets and compost fertilizers.

The Company’s operations by reportable segment are summarized below (in thousands):

	Residuals		Engineering
	Management	Rail	Facilities	Segments	Corporate/
	Operations	Transportation	Development	Combined	Eliminations	Consolidated

Year ended December 31, 2005:
Revenue from external services	$269,681	$36,244	$32,079	$338,004	$—	$338,004
Revenue from other segments	$1,757	$1,145	$121	$3,023	$(3,023)	—
Depreciation and amortization expenses	$17,821	$1,666	$1,070	$20,557	$1,110	$21,667
Income (loss) from operations	$48,246	$4,229	$564	$53,039	$(21,448)	$31,591
Total assets	$418,294	$50,214	$45,510	$514,018	$29,288	$543,306
Capital expenditures	$16,378	$1,092	$3,289	$20,759	$767	$21,526
Year ended December 31, 2004:
Revenue from external services	$274,790	$33,822	$17,252	$325,864	$—	$325,864
Revenue from other segments	$—	$4,213	$—	$4,213	$(4,213)	$—
Depreciation and amortization expenses	$17,296	$1,619	$143	$19,058	$844	$19,902
Income (loss) from operations	$55,857	$5,134	$(1,628)	$59,363	$(15,479)	$43,884
Total assets	$418,847	$49,052	$41,791	$509,690	$5,333	$515,023
Capital expenditures	$11,848	$733	$12,127	$24,708	$887	$25,595
Year ended December 31, 2003:
Revenue from external services	$253,610	$36,217	$8,725	$298,552	$—	$298,552
Revenue from other segments	$—	$3,818	$—	$3,818	$(3,818)	$—
Depreciation and amortization expenses	$15,789	$1,477	$138	$17,404	$1,222	$18,626
Income (loss) from operations	$46,655	$6,194	$(3,842)	$49,007	$(12,602)	$36,405
Total assets	$396,049	$49,720	$26,063	$471,832	$18,845	$490,677
Capital expenditures	$9,823	$1,082	$6,150	$17,055	$1,373	$18,428

Corporate assets primarily include prepaid expenses, investments in subsidiaries and intercompany loans. Corporate expenses primarily include general and administrative expenses and adjustments for insurance and other benefit allocations.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the Company’s segments are the same as those described for the Company in Note 1. Revenues from transactions with other segments are based on terms substantially similar to transactions with unrelated third party customers. The following reconciles segment income from operations to the Company’s consolidated income before provision for income taxes:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Segment income from operations	$53,039	$59,363	$49,007
Corporate expenses and adjustments	21,448	15,479	12,602

Income from operations	31,591	43,884	36,405
Total other expense, net	41,574	22,284	23,426

Income (loss) before provision for income taxes	$(9,983)	$21,600	$12,979

Included in total other expense are certain costs and write-offs relating to the Recapitalization discussed in Note 1, including $1.5 million of transaction costs and expenses, $5.5 million for stock option redemptions, $1.3 million for transaction bonuses and $19.5 million of debt extinguishment costs.

Revenues generated from the services that the Company provides are summarized below:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Facilities operations	$107,557	$100,222	$92,388
Product marketing	11,094	11,486	12,910
Land application and disposal	174,182	176,202	175,576
Cleanout services	19,696	26,780	12,658
Design and build	25,475	11,174	5,020

Total revenues	$338,004	$325,864	$298,552

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

The Company had one customer that accounted for approximately 16 percent, 16 percent, and 17 percent of total revenue for the years ended December 31, 2005, 2004, and 2003, respectively and whose revenue are included in the Residuals Management Operations and Rail Transportation reporting segments.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Synagro Technologies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment using the criteria in Internal Control — Integrated Framework, management determined that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Company has filed with the Securities and Exchange Commission, not later than 120 days after December 31, 2005, a definitive proxy statement pursuant to Regulation 14A involving the election of directors. Reference is made to the sections of such proxy statement entitled “Other Information — Principal Stockholders,” “Other Information — Executive Compensation,” “Election of Directors  — Management Stockholdings,” “Principal Accountant Fees,” and “Other Information — Certain Transactions,” which sections and subsections of such proxy statement are incorporated herein.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

1. Financial Statements:

2. Financial Schedules:

All financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

3. Exhibits:

3.1	—	Restated Certificate of Incorporation of Synagro Technologies, Inc. (the “Company”) dated August 16, 1996 (Incorporated by reference to Exhibit 3.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996).

3.2	—	Amended and Restated Bylaws of the Company dated effective January 27, 2000 (Incorporated by reference to Exhibit No. 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.1	—	Specimen Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, dated December 29, 1992).

4.2	—	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Synagro Technologies, Inc. (Incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K, dated February 17, 2000).

4.3	—	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Synagro Technologies, Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, dated June 30, 2000).

4.4	—	Amended and Restated Warrant Agreement, dated August 14, 2000, by and between Synagro Technologies, Inc. and GTCR Capital Partners, L.P. (Incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

4.5	—	TCW/Crescent Warrant Agreement dated August 14, 2000, by and among Synagro Technologies, Inc. and TCW/Crescent Mezzanine partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged Income Trust IV, L.P. (Incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

4.6	—	Form of Stock Purchase Warrant (Incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

4.7	—	Amended and Restated Registration Agreement dated August 14, 2000, by and between Synagro Technologies, Inc., GTCR Fund VII. L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leverage Income Trust IV, L.P. (Incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

4.8	—	Stockholders Agreement dated August 14, 2000, by and between Synagro Technologies Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged Income Trust IV, L.P. (Incorporated by reference to Exhibit 2.9 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

4.9	—	Form of TCW/Crescent Warrant (Incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

4.10	—	Form of GTCR Warrant (Incorporated by reference to Exhibit 2.11 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

10.1	—	Form of Indemnification Agreement (Incorporated by reference to Appendix F to the Company’s Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated May 9, 1996).

10.2	—	Amended and Restated 1993 Stock Option Plan dated August 5, 1996 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-64999), dated September 30, 1998).

10.3	—	Stock Purchase Agreement dated March 31, 2000, by and between Synagro Technologies, Inc. and Compost America Holding Company, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated June 30, 2000).

10.4	—	Earn Out Agreement dated June 15, 2000, by and among Synagro Technologies, Inc. and Compost America Holding Company, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated June 30, 2000).

10.5	—	Purchase Agreement dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Fund VII, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated February 17, 2000).

10.6	—	Professional Services Agreement, dated January 27, 2000,by and between Synagro Technologies, Inc. and GTCR Fund VII, L.P. (Incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K, dated February 17, 2000).

10.7	—	Amended and Restated Senior Subordinated Loan Agreement, dated August 14, 2000, by and among Synagro Technologies, Inc., certain subsidiary guarantors, GTCR Capital Partners, L.P. and TCW/ Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged Income Trust IV, L.P. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated February 17, 2000).

10.8	—	Stock Purchase Agreement dated April 28, 2000, by and among Synagro Technologies, Inc., Resco Holdings, Inc., Waste Management Holdings, Inc., and Waste Management, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

10.9	—	Amended and Restated Monitoring Agreement dated August 14, 2000, by and between Synagro Technologies, Inc., GTCR Golder Rauner, L.L.C., and TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged Income Trust IV, L.P. (Incorporated by reference to Exhibit 2.12 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

10.10	—	Employment Agreement dated February 19, 1999, by and between Synagro Technologies, Inc. and Ross M. Patten (Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 10-K/A, dated April 30, 2001); Agreement Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and Ross M. Patten (Incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K, dated February 17, 2000).(1)

10.11	—	Employment Agreement dated February 19, 1999, by and between Synagro Technologies, Inc. and Mark A. Rome (Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 10-K/A, dated April 30, 2001); Agreement Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and Mark A. Rome (Incorporated by reference to Exhibit 2.9 to the Company’s Current Report on Form 8-K, dated February 17, 2000).(1)

10.12	—	Employment Agreement dated February 19, 1999, by and between Synagro Technologies, Inc. and Alvin L. Thomas II (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 10-K/A, dated April 30, 2001); Agreement Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and Alvin L. Thomas, II (Incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K, dated February 17, 2000).(1)

10.13	—	Employment Agreement dated May 10, 1999, by and between Synagro Technologies, Inc. and J. Paul Withrow (Incorporated by reference to Exhibit 2.11 to the Company’s Current Report on Form 8-K, dated February 17, 2000); Agreement Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and J. Paul Withrow (Incorporated by reference to Exhibit 2.12 to the Company’s Current Report on Form 8-K, dated February 17, 2000).(1)

10.14	—	Amendment No. 2 to Agreement Concerning Employment Rights dated March 1, 2001, by and between Synagro Technologies, Inc. and Ross M. Patten (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)

10.15	—	Amendment No. 2 to Agreement Concerning Employment Rights dated March 1, 2001, by and between Synagro Technologies, Inc. and Mark A. Rome (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)

10.16	—	Amendment No. 2 to Agreement Concerning Employment Rights dated March 1, 2001, by and between Synagro Technologies, Inc. and Alvin L. Thomas, II (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)

10.17	—	Amendment No. 2 to Agreement Concerning Employment Rights dated March 1, 2001, by and between Synagro Technologies, Inc. and J. Paul Withrow (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)
10.18	—	2000 Stock Option Plan dated October 31, 2000 (Incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated September 28, 2000).(1)

10.19	—	Employment Agreement dated March 1, 2002, by and between Synagro Technologies, Inc. and Robert Boucher Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)

10.20	—	Amendment No. 1 to Employment Agreement dated effective February 1, 2002, by and between Synagro Technologies, Inc. and Randall S. Tuttle (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)

10.21	—	Third Amended and Credit Agreement dated May 8, 2002, among Synagro Technologies, Inc., various financial institutions, and Bank of America, N.A. (Incorporated by reference to the Company’s Form 10-Q for the period ended March 31, 2002).

10.22	—	Amendment No. 3 to Employment Agreement dated effective December 30, 2003, by and between Synagro Technologies, Inc. and Ross M. Patten (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).(1)

10.23	—	General Release dated effective December 30, 2003, executed and delivered by Ross M. Patten in favor of Synagro Technologies, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).(1)

10.24	—	Credit Agreement, dated as of April 29, 2005, among Synagro Technologies, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Lehman Commercial Paper Inc., as Syndication Agent, and CIBC World Markets Corp., as Documentation Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated May 23, 2005).

10.25	—	Amendment No. 1 to Credit Agreement dated as of March 6, 2006, among Synagro Technologies, Inc., the Lenders signatory thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 9, 2006).

10.26		—	Synagro Technologies, Inc. 2005 Restricted Stock Plan. . (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-122351, filed on May 23, 2005).

10.27		—	Third Amendment to the Agreement Concerning Employment Rights for Alvin L. Thomas II signed December 7, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 9, 2005). (1)

10.28		—	Agreement for Receipt of Restricted Stock for Thomas M. Urban signed December 7, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 9, 2005). (1)

10.29		—	Amendment No. 2 to the Employment Agreement for Robert C. Boucher, Jr. signed December 7, 2005 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated December 9, 2005). (1)

10.30		—	Amendment No. 3 to the Employment Agreement for J. Paul Withrow signed December 7, 2005 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated December 9, 2005). (1)
10.31		—	Supplement to Employment Agreement dated May 31, 2005 by and between Mark A. Rome and Synagro Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 3, 2005). (1)

21	.1*	—	Subsidiaries of Synagro Technologies, Inc.

23	.1*	—	Consent of Independent Registered Public Accounting Firm

31	.1*	—	Section 302 Certification of Chief Executive Officer

31	.2*	—	Section 302 Certification of Chief Financial Officer

32	.1*	—	Section 906 Certification of Chief Executive Officer
32	.2*	—	Section 906 Certification of Chief Financial Officer

*	Filed with this Form 10-K.

(1)	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAGRO TECHNOLOGIES, INC.

(Registrant)

By:	/s/ ROBERT C. BOUCHER, JR.
Robert C. Boucher, Jr.
Chief Executive Officer

Date: March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROSS M. PATTEN Ross M. Patten	Chairman of the Board	March 29, 2006

/s/ ROBERT C. BOUCHER, JR. Robert C. Boucher, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2006

/s/ J. PAUL WITHROW J. Paul Withrow	Chief Financial Officer and Director (Principal Accounting Officer)	March 29, 2006

/s/ GENE MEREDITH Gene Meredith	Director	March 29, 2006

/s/ ALFRED TYLER, 2ND Alfred Tyler, 2nd	Director	March 29, 2006

/s/ DAVID A. DONNINI David A. Donnini	Director	March 29, 2006

/s/ VINCENT J. HEMMER Vincent J. Hemmer	Director	March 29, 2006

/s/ GEORGE E. SPERZEL George E. Sperzel	Director	March 29, 2006

/s/ JAMES B. MATTLY James B. Mattly	Director	March 29, 2006

INDEX TO EXHIBITS

3.1	—	Restated Certificate of Incorporation of Synagro Technologies, Inc. (the “Company”) dated August 16, 1996 (Incorporated by reference to Exhibit 3.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996).

3.2	—	Amended and Restated Bylaws of the Company dated effective January 27, 2000 (Incorporated by reference to Exhibit No. 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.1	—	Specimen Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, dated December 29, 1992).

4.2	—	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Synagro Technologies, Inc. (Incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K, dated February 17, 2000).

4.3	—	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Synagro Technologies, Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, dated June 30, 2000).

4.4	—	Amended and Restated Warrant Agreement, dated August 14, 2000, by and between Synagro Technologies, Inc. and GTCR Capital Partners, L.P. (Incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

4.5	—	TCW/Crescent Warrant Agreement dated August 14, 2000, by and among Synagro Technologies, Inc. and TCW/Crescent Mezzanine partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged Income Trust IV, L.P. (Incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

4.6	—	Form of Stock Purchase Warrant (Incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

4.7	—	Amended and Restated Registration Agreement dated August 14, 2000, by and between Synagro Technologies, Inc., GTCR Fund VII. L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leverage Income Trust IV, L.P. (Incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

4.8	—	Stockholders Agreement dated August 14, 2000, by and between Synagro Technologies Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., GTCR Capital Partners, L.P., TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged Income Trust IV, L.P. (Incorporated by reference to Exhibit 2.9 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

4.9	—	Form of TCW/Crescent Warrant (Incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

4.10	—	Form of GTCR Warrant (Incorporated by reference to Exhibit 2.11 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

10.1	—	Form of Indemnification Agreement (Incorporated by reference to Appendix F to the Company’s Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated May 9, 1996).

10.2	—	Amended and Restated 1993 Stock Option Plan dated August 5, 1996 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-64999), dated September 30, 1998).

10.3	—	Stock Purchase Agreement dated March 31, 2000, by and between Synagro Technologies, Inc. and Compost America Holding Company, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated June 30, 2000).

10.4	—	Earn Out Agreement dated June 15, 2000, by and among Synagro Technologies, Inc. and Compost America Holding Company, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated June 30, 2000).

10.5	—	Purchase Agreement dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Fund VII, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated February 17, 2000).

10.6	—	Professional Services Agreement, dated January 27, 2000, by and between Synagro Technologies, Inc. and GTCR Fund VII, L.P. (Incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K, dated February 17, 2000).

10.7	—	Amended and Restated Senior Subordinated Loan Agreement, dated August 14, 2000, by and among Synagro Technologies, Inc., certain subsidiary guarantors, GTCR Capital Partners, L.P. and TCW/ Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged Income Trust IV, L.P. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated February 17, 2000).

10.8	—	Stock Purchase Agreement dated April 28, 2000, by and among Synagro Technologies, Inc., Resco Holdings, Inc., Waste Management Holdings, Inc., and Waste Management, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated August 28, 2000)

10.9	—	Amended and Restated Monitoring Agreement dated August 14, 2000, by and between Synagro Technologies, Inc., GTCR Golder Rauner, L.L.C., and TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., and TCW Leveraged Income Trust IV, L.P. (Incorporated by reference to Exhibit 2.12 to the Company’s Current Report on Form 8-K, dated August 28, 2000).

10.10	—	Employment Agreement dated February 19, 1999, by and between Synagro Technologies, Inc. and Ross M. Patten (Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 10-K/A, dated April 30, 2001); Agreement Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and Ross M. Patten (Incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K, dated February 17, 2000).(1)

10.11	—	Employment Agreement dated February 19, 1999, by and between Synagro Technologies, Inc. and Mark A. Rome (Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 10-K/A, dated April 30, 2001); Agreement Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and Mark A. Rome (Incorporated by reference to Exhibit 2.9 to the Company’s Current Report on Form 8-K, dated February 17, 2000).(1)

10.12	—	Employment Agreement dated February 19, 1999, by and between Synagro Technologies, Inc. and Alvin L. Thomas II (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 10-K/A, dated April 30, 2001); Agreement Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and Alvin L. Thomas, II (Incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K, dated February 17, 2000).(1)

10.13	—	Employment Agreement dated May 10, 1999, by and between Synagro Technologies, Inc. and J. Paul Withrow (Incorporated by reference to Exhibit 2.11 to the Company’s Current Report on Form 8-K, dated February 17, 2000); Agreement Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and J. Paul Withrow (Incorporated by reference to Exhibit 2.12 to the Company’s Current Report on Form 8-K, dated February 17, 2000).(1)

10.14	—	Amendment No. 2 to Agreement Concerning Employment Rights dated March 1, 2001, by and between Synagro Technologies, Inc. and Ross M. Patten (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)

10.15	—	Amendment No. 2 to Agreement Concerning Employment Rights dated March 1, 2001, by and between Synagro Technologies, Inc. and Mark A. Rome (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)

10.16	—	Amendment No. 2 to Agreement Concerning Employment Rights dated March 1, 2001, by and between Synagro Technologies, Inc. and Alvin L. Thomas, II (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)

10.17	—	Amendment No. 2 to Agreement Concerning Employment Rights dated March 1, 2001, by and between Synagro Technologies, Inc. and J. Paul Withrow (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)

10.18	—	2000 Stock Option Plan dated October 31, 2000 (Incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated September 28, 2000).(1)

10.19	—	Employment Agreement dated March 1, 2002, by and between Synagro Technologies, Inc. and Robert Boucher (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)

10.20		—	Amendment No. 1 to Employment Agreement dated effective February 1, 2002, by and between Synagro Technologies, Inc. and Randall S. Tuttle (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)

10.21		—	Third Amended and Restated Credit Agreement dated May 8, 2002, among Synagro Technologies, Inc., various financial institutions, and Bank of America, N.A. (Incorporated by reference to the Company’s Form 10-Q for the period ended March 31, 2002)

10.22		—	Amendment No. 3 to Employment Agreement dated effective December 30, 2003, by and between Synagro Technologies, Inc. and Ross M. Patten (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003). (1)

10.23		—	General Release dated Effective December 30, 2003, executed and delivered by Ross M. Patten in favor of Synagro Technologies, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003). (1)

10.24		—	Credit Agreement, dated as of April 29, 2005, among Synagro Technologies, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Lehman Commercial Paper Inc., as Syndication Agent, and CIBC World Markets Corp., as Documentation Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated May 23, 2005).

10.25		—	Amendment No. 1 to Credit Agreement dated as of March 6, 2006, among Synagro Technologies, Inc., the Lenders signatory thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 9, 2006).

10.26		—	Synagro Technologies, Inc. 2005 Restricted Stock Plan. . (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-122351, filed on May 23, 2005).

10.27		—	Third Amendment to the Agreement Concerning Employment Rights for Alvin L. Thomas II signed December 7, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 9, 2005). (1)

10.28		—	Agreement for Receipt of Restricted Stock for Thomas M. Urban signed December 7, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 9, 2005). (1)

10.29		—	Amendment No. 2 to the Employment Agreement for Robert C. Boucher, Jr. signed December 7, 2005 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated December 9, 2005). (1)

10.30		—	Amendment No. 3 to the Employment Agreement for J. Paul Withrow signed December 7, 2005 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated December 9, 2005). (1)

10.31		—	Supplement to Employment Agreement dated May 31, 2005 by and between Mark A. Rome and Synagro Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 3, 2005). (1)

21	.1*	—	Subsidiaries of Synagro Technologies, Inc.

23	.1*	—	Consent of Independent Registered Public Accounting Firm

31	.1*	—	Section 302 Certification of Chief Executive Officer

31	.2*	—	Section 302 Certification of Chief Financial Officer

32	.1*	—	Section 906 Certification of Chief Executive Officer
32	.2*	—	Section 906 Certification of Chief Financial Officer

*	Filed with this Form 10-K

**	Previously filed