Form 10-Q
period 2006-03-31
SYNAGRO TECHNOLOGIES INC
filed 2006-05-05
CIK 895565

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006	Commission File Number 0-21054
SYNAGRO TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE	88-0219860
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1800 BERING DRIVE, SUITE 1000
HOUSTON, TEXAS	77057
(Address of principal executive offices)	(Zip Code)
(713) 369-1700
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

CLASS	OUTSTANDING AT MAY 5, 2006

Common stock, par value $.002	73,338,568

SYNAGRO TECHNOLOGIES, INC.

SYNAGRO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Derived From
		Audited Financial
		Statements)
ASSETS
Current Assets:
Cash and cash equivalents	$7,702	$18,571
Restricted cash	1,721	2,444
Accounts receivable, net	71,994	66,429
Costs and estimated earnings in excess of billings	7,979	10,579
Prepaid expenses and other current assets	14,646	15,168

Total current assets	104,042	113,191
Property, machinery & equipment, net	232,442	227,678
Other Assets:
Costs and estimated earnings in excess of billings	3,837	3,837
Goodwill	176,196	176,196
Restricted cash — construction fund	—	406
Restricted cash — debt service fund	8,873	7,304
Other, net	17,851	14,694

Total assets	$543,241	$543,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities on long-term debt	$1,776	$1,776
Current maturities of nonrecourse project revenue bonds	3,480	3,480
Current maturities of capital lease obligations	3,334	3,175
Accrued interest payable	3,924	962
Accounts payable and accrued expenses	48,891	47,539

Total current liabilities	61,405	56,932
Long-Term Debt:
Long-term debt obligations, net	212,213	212,488
Nonrecourse project revenue bonds, net	55,581	55,575
Capital lease obligations, net	11,572	11,888

Total long-term debt	279,366	279,951
Other long-term liabilities	23,272	22,269

Total liabilities	364,043	359,152

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.002 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.002 par value, 100,000,000 shares authorized, 73,310,068 and 72,813,378 shares issued and outstanding in 2006 and 2005, respectively	147	146
Unearned restricted stock	—	(404)
Additional paid in capital	192,185	197,453
Accumulated deficit	(14,286)	(13,525)
Accumulated other comprehensive income	1,152	484

Total stockholders’ equity	179,198	184,154

Total liabilities and stockholders’ equity	$543,241	$543,306

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended
	March 31,
	2006	2005
Revenue	$79,278	$76,214
Cost of services	67,057	64,176

Gross profit	12,221	12,038

Selling, general and administrative expenses (including $0.7 million and $0 of share based compensation expense for 2006 and 2005, respectively)	8,771	6,169
Gain on sale of assets	(35)	(76)

Income from operations	3,485	5,945

Other expense:
Interest expense	5,268	6,515
Interest income	(155)	—
Other income, net	(321)	(3)

Total other expense, net	4,792	6,512

Loss before benefit for income taxes	(1,307)	(567)
Benefit for income taxes	(546)	(227)

Net loss before preferred stock dividends	(761)	(340)
Preferred stock dividends	—	2,272

Net loss applicable to common stock	$(761)	$(2,612)

Loss per share:

Basic net loss per share	$(0.01)	$(0.13)

Diluted net loss per share	$(0.01)	$(0.13)

Weighted average shares outstanding for basic and diluted earnings per share	72,923,667	20,020,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS EXCEPT SHARE DATA)

						Accumulated
			Unearned	Additional		Other
	Common Stock		Restricted	Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Stock	Capital	Deficit	Income	Total	Income(Loss)
BALANCE, January 1, 2006	72,813,378	$146	$(404)	$197,453	$(13,525)	$484	$184,154
Reclassification of unearned restricted stock due to adoption of accounting principle	—	—	404	(404)	—	—	—	—
Change in other comprehensive income related to change in the fair value of derivatives, net of tax of $418	—	—	—	—	—	668	668	$668
Common stock cash dividends	—	—	—	(5,961)	—	—	(5,961)	—
Stock dividends	284,806	1	—	(1)	—	—	—	—
Exercise of options	149,944	—	—	388	—	—	388	—
Issuance of restricted stock	66,429	—	—	159	—	—	159	—
Forfeiture of restricted stock	(4,489)	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	25	—	—	25	—
Share based compensation on options	—	—	—	526	—	—	526	—
Net loss applicable to common stock	—	—	—	—	(761)	—	(761)	(761)

BALANCE, March 31, 2006	73,310,068	$147	$—	$192,185	$(14,286)	$1,152	$179,198	$(93)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss applicable to common stock	$(761)	$(2,612)
Adjustments to reconcile net income applicable to common stock to net cash provided by operating activities:
Preferred stock dividends	—	2,272
Bad debt expense	150	150
Depreciation and amortization expense	5,687	5,228
Amortization of debt financing costs	287	321
Benefit for income taxes	(546)	(227)
Share based compensation expense	710	—
Tax benefit from exercise of stock options	—	88
Gain on sale of property, machinery and equipment	(35)	(76)
(Increase) decrease in the following, net:
Accounts receivable	(5,715)	6,076
Cost and estimated earnings in excess of billings	2,600	(2,867)
Prepaid expenses and other assets	1,000	1,296
Increase (decrease) in the following:
Accrued interest payable	2,962	4,848
Accounts payable, accrued expenses and other long-term liabilities	230	(5,758)

Net cash provided by operating activities	6,569	8,739

Cash flows from investing activities:
Purchases of property, machinery and equipment	(9,936)	(2,932)
Facility construction funded by restricted cash	—	(1,648)
Decrease in restricted cash for facility construction	—	1,648
Proceeds from sale of property, machinery and equipment	152	168
Increase in other restricted cash accounts	(440)	(1,519)

Net cash used in investing activities	(10,224)	(4,283)

Cash flows from financing activities:
Payments of debt	(1,057)	(6,741)
Net increase in bank revolver borrowings	—	1,500
Net decrease in book overdrafts	(250)	(261)
Debt issuance costs	(334)	—
Dividends on common stock	(5,961)	—
Exercise of options	388	993

Net cash used in financing activities	(7,214)	(4,509)

Net decrease in cash and cash equivalents	(10,869)	(53)
Cash and cash equivalents, beginning of period	18,571	326

Cash and cash equivalents, end of period	$7,702	$273

Schedule of non-cash transactions:
Capital lease agreements entered into for operating and transportation equipment	$627	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
  General
     The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc., a Delaware corporation (“Synagro”), pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of such financial statements for the periods indicated. Certain information relating to Synagro’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, Synagro believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three months ended March 31, 2006 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Synagro’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2005.
     Synagro and collectively with its subsidiaries (the “Company”) is a national water and wastewater residuals management company serving more than 600 municipal and industrial water and wastewater treatment accounts with operations in 37 states and the District of Columbia. Synagro offers many services that focus on the beneficial reuse of organic nonhazardous residuals resulting from the wastewater treatment process. The Company’s broad range of services include: drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, collection and transportation, regulatory compliance, dewatering, and facility cleanout services.
  Accounting Pronouncements
     In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” was revised (“SFAS No. 123R”). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires that companies record compensation expense for employee stock option awards. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. See Note 9.
     In March 2005, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations – An interpretation of FASB Statement No. 143”, was issued. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 was effective for the year ended December 31, 2005, but did not have a material effect on the Company’s financial condition, results of operations or cash flows.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.
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
     Allowance for Doubtful Accounts — The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Accounts are written off periodically during the year as they are deemed uncollectible when collection efforts have been unsuccessful. The allowance for doubtful accounts was approximately $1.2 million and $1.1 million at March 31, 2006 and December 31, 2005, respectively, and is recorded as a reduction of accounts receivable.
     Loss Contracts — The Company evaluates its revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations. An accrual for loss contracts was not required as of March 31, 2006.
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
     Property and Equipment/Long-Lived Assets — Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The carrying amount of an asset (group) is considered impaired if it exceeds the sum of the Company’s estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. The Company did not have any asset impairments under the provisions of SFAS No. 144 during the three months ended March 31, 2006.
     The Company regularly incurs costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. The Company has recorded $18.0 million in property and long-term assets related to these activities at March 31, 2006, compared to $12.3 million at December 31, 2005 (approximately $12.3 million and $10.4 million are classified as construction in progress at March 31, 2006 and December 31, 2005, respectively). The Company routinely reviews the status of each of these projects to determine if these costs are realizable.
     Goodwill — Goodwill attributable to the Company’s reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually at year end and when factors otherwise indicate that an impairment may have occurred prior to that time. The Company did not have any impairments under the provisions of SFAS No. 142 as of March 31, 2006.
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
     Derivatives — We have entered into various interest rate swap and cap arrangements to manage our exposure to changes in interest rates. We estimate the fair value at the end of each period of these interest rate swaps using market data, information provided by the counterparties to these arrangements and other information, as necessary.
     Self-Insurance Reserves — The Company is substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends, industry averages and actuarial assumptions regarding future claims development and claims incurred but not reported.
     Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.
  Reclassifications
     Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods. The Company has reclassified prior year book overdrafts totaling $0.3 million for the three months ended March 31, 2005 in the Statement of Cash Flows from an operating activity to a financing activity to conform to the current year presentation.
(2) Costs and Estimated Earnings in Excess of Billings
Activity of the Company’s costs and estimated earnings in excess of billings consists of the following:

	MARCH 31,	DECEMBER 31,
	2006	2005
	(IN THOUSANDS)
Costs and estimated earnings on contracts in progress	$54,831	$51,709
Less — Billings to date	(43,015)	(37,293)

Costs and estimated earnings in excess of billings on uncompleted contracts	$11,816	$14,416

Current assets	$7,979	$10,579
Non current assets	3,837	3,837

Total	$11,816	$14,416

Accounts payable includes approximately $6.5 and $9.3 million at March 31, 2006 and December 31, 2005, respectively, for contracts accounted for under the percentage of completion method of accounting, the majority of which is not payable until the Company collects its customer billings on the related contracts.
(3) Long-Term Debt Obligations
Long-term debt obligations consist of the following:

	MARCH 31,	DECEMBER 31,
	2006	2005
	(in thousands)
$305 million senior credit facility –
Term loans	$210,000	$210,000
Notes payable to former owners	3,982	4,257
Other notes payable	7	7

Total debt	213,989	214,264
Less: Current maturities	(1,776)	(1,776)

Long-term debt, net of current maturities	$212,213	$212,488

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

     The loan commitments under the Senior Credit Facility are as follows:
(i)	Revolving Loan (“Revolver”) up to $95.0 million outstanding at anytime;

(ii)	Term B Loans (which, once repaid, may not be reborrowed) of $210.0 million, including $30.0 million that was borrowed in December 2005; and

(iii)	Letters of Credit up to $50.0 million as a subset of the Revolving Loan. At March 31, 2006, the Company had approximately $33.7 million of Letters of Credit outstanding.
     The Revolver has a five-year maturity and the term loans have a seven-year maturity. The Senior Credit Facility is secured by first priority security interests in substantially all of the Company’s assets and those of its subsidiaries (other than assets securing nonrecourse debt) and expires on December 31, 2012. There is no amortization of the term loan. The term loan bears interest at LIBOR or prime rate plus a margin (2.25 percent for Eurodollar loans, and 1.25 percent for base rate loans), and the Revolver bears interest at LIBOR or prime rate plus a margin based on a rate schedule (currently 2.75 percent for Eurodollar loans, and 1.75 percent for base rate loans). As of March 31, 2006, these rates total approximately:

	Eurodollar	Base Rate
Revolver	7.58%	9.50%
Term	6.89%	9.00%
     As of March 31, 2006, the Company did not have any outstanding borrowings on its Revolver.
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
     The proceeds of the $30.0 million term loan drawn in December 2005 will be used to repay revolver borrowings, fund working capital and partially fund new facility construction costs in 2006 and 2007. The Company has several new facilities under development that are scheduled to begin operations in the next 15 — 18 months. These new facilities will be operated under long-term contracts. The development of these new facilities is consistent with the Company’s strategy to pursue new facility opportunities that provide long-term, highly predictable cash flows. These facilities include a composting facility in Kern County, California, an incineration facility upgrade in Woonsocket, Rhode Island, and a dryer facility in Honolulu, Hawaii.
     The Senior Credit Facility includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Facility. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of March 31, 2006. As of March 31, 2006, the Company had approximately $61.3 million of unused borrowings under the Senior Credit Facility.
     On March 6, 2006, the Company amended its Senior Credit Facility to, among other things, increase the maximum amount of debt permitted under the leverage ratio and to decrease the minimum amount of interest coverage required under the interest coverage ratio.
  Derivatives and Hedging Activities
     Effective January 31, 2006, the Company entered into a new interest rate cap agreement on a notional amount of $124 million whereby it receives three month LIBOR and pays three month LIBOR unless three month LIBOR settles above 5 percent, in such event it would pay 5 percent. The Company paid $174,000 to execute this cap. This agreement expires May 2007. The Company chose not to designate this arrangement as a hedge. The fair value of the swap was approximately $0.4 million at March 31, 2006; accordingly, the change in the fair value totaling $0.2 million has been recorded to Other Income for the three month period ended March 31, 2006.

     Effective July 1, 2005, the Company entered into two interest rate agreements. The first is an interest rate collar agreement on a notional amount of $86.5 million, whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles below 3.52 percent or above 4.50 percent, in either such event the Company would pay 3.52 percent or 4.50 percent, as applicable. The Company chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Income. The fair value of this swap was an asset of approximately $0.3 million at March 31, 2006; accordingly, approximately $0.1 million has been recorded in Other Income for the three month period ended March 31, 2006. The swap expires November 2006.
     Also effective July 1, 2005, the Company entered into an interest rate cap agreement on a notional amount of $73.5 million whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 6 percent, in which case the Company would pay 6 percent. The Company paid $220,000 to execute this cap. At March 31, 2006, this cap has a fair market value representing an asset of approximately $0.2 million; accordingly, approximately $18,000 has been recorded in Other Income for the three month period ended March 31, 2006. This cap expires May 2009. The Company chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Income.
     During the second quarter in 2005, the Company entered into three forward starting fixed rate swap agreements that are not effective until November 13, 2006, and mature in May 2010. The notional amount for each fixed rate swap is $28 million, and the fixed rates of interest are 4.69 percent, 4.54 percent, and 4.21 percent. These swaps are considered to be cash flow hedges and accordingly the fair value adjustments will be recorded to Other Comprehensive Income. The aggregate asset for the fair value of these agreements was approximately $1.9 million at March 31, 2006. Approximately $0.7 million, net of tax, has been recorded to Accumulated Other Comprehensive Income for the three month period ended March 31, 2006.
     The Company previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of $150 million in aggregate amount of the Notes. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company’s reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $1.5 million is reflected in Other Long-term Liabilities at March 31, 2006. The loss recognized during the period ended March 31, 2006 related to the floating-to-fixed interest rate swap agreement was approximately $0.4 million, while the gain recognized related to the reverse swap agreement was approximately $0.4 million. The amount of the ineffectiveness of the reverse swap agreement charged to Other Expense was approximately $12,000 during the three month period ended March 31, 2006.
(4) Nonrecourse Project Revenue Bonds

	March 31,	December 31,
	2006	2005
	(in thousands)
Maryland Energy Financing Administration Limited Obligation Solid Waste Disposal Revenue Bonds, 1996 series —
Term revenue bond due 2010 at stated interest rate of 6.30%	$16,295	$16,295
Term revenue bond due 2016 at stated interest rate of 6.45%	22,360	22,360

	38,655	38,655

California Pollution Control Financing Authority Solid Waste Revenue Bonds —
Series 2002A — Revenue bonds due 2008 to 2024 at stated interest rates of 4.375% to 5.50%, net of discount of $279 and $285, respectively	19,796	19,790
Series 2002B — Revenue bonds due 2005 at stated interest rate of 4.25%	610	610

	20,406	20,400

Total nonrecourse project revenue bonds	59,061	59,055
Less: Current maturities	(3,480)	(3,480)

Nonrecourse project revenue bonds, net of current maturities	$55,581	$55,575

Amounts recorded in other assets as restricted cash — debt service fund	$8,873	$7,304

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
     At March 31, 2006, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $51.9 million and restricted cash of approximately $7.2 million, of which approximately $6.3 million is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company’s request.
Sacramento Project Bonds
     In December 2002, the California Pollution Control Financing Authority (the “Authority”) issued nonrecourse revenue bonds in the aggregate amount of $20.9 million (net of original issue discount of $0.4 million). The nonrecourse revenue bonds consist of $19.7 million (net of original issue discount of $0.4 million) Series 2002-A and $1.2 million (net of original issue discount of $9,000) Series 2002-B (collectively, the “Sacramento Bonds”). The Authority loaned the proceeds of the Sacramento Bonds to Sacramento Project Finance, Inc., a wholly owned subsidiary of the Company, pursuant to a loan agreement dated December 1, 2002. This loan financed the design, permitting, construction and equipping of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional County Sanitation District (“Sanitation District”). The Sacramento Bonds bear interest at annual rates between 4.25 percent and 5.5 percent and mature on dates between December 1, 2006, and December 1, 2024. The Sacramento facility commenced commercial operations in December 2004.
     The Sacramento Bonds are primarily collateralized by the pledge of certain revenues and all of the property of Sacramento Project Finance, Inc. The facility will be owned by Sacramento Project Finance, Inc. and leased to Synagro Organic Fertilizer Company of Sacramento, Inc., another wholly owned subsidiary of the Company. Synagro Organic Fertilizer Company of Sacramento, Inc. is obligated under a lease agreement dated December 1, 2002, to pay base rent to Sacramento Project Finance, Inc. in an amount exceeding the debt service of the Sacramento Bonds. The facility is located on property owned by the Sanitation District. The Sanitation District provides the principal source of revenues to Synagro Organic Fertilizer Company of Sacramento, Inc. through a service fee under a contract that has been executed.

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
     At March 31, 2006, the Sacramento Bonds are partially collateralized by restricted cash of approximately $3.4 million, of which approximately $2.6 million is in a debt service fund that is established to secure certain payments and can be utilized to make the final payment at the Company’s request, and the remainder is reserved for construction costs expected to be incurred after notice to proceed is received. The Company is not a guarantor of the Sacramento Bonds or the loan funded by the Sacramento Bonds.
     The Maryland Project Revenue Bonds and the Sacramento Bonds are excluded from the financial covenant calculations required by the Company’s Senior Credit Facility.
(5) Commitments and Contingencies
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
     In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. The Company estimated its exposure at approximately $1.0 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company believes accruals of approximately $1.0 million as of March 31, 2006, are adequate to provide for its exposures. The final resolution of these exposures could be substantially different from the amount recorded.

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
(6) Earnings Per Common Share
     Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. For periods in which the Company has reported a cumulative effect of an accounting change, the Company uses income from continuing operations as the “control number” in determining whether potential common shares are dilutive or antidilutive; which means the same number of potential common shares used in computing the diluted per-share amount for income from continuing operations has been used in computing all other reported diluted per-share amounts even if those amounts will be antidilutive to their respective basic per-share amounts. Diluted EPS is computed by dividing net income before preferred stock dividends by the total of the weighted average number of common shares outstanding for the period, the weighted average number of shares of common stock that would be issued assuming conversion of the Company’s preferred stock, and other common stock equivalents for options outstanding determined using the treasury stock method.

     The following table summarizes the net income and weighted average shares to reconcile basic EPS and diluted EPS for the period ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands except share data)
Net loss applicable to common stock:
Net loss before preferred stock dividends	$(761)	$(340)
Preferred stock dividends	—	2,272

Net loss applicable to common stock	$(761)	$(2,612)

Loss per share:
Basic net loss per share	$(0.01)	$(0.13)

Diluted net loss per share	$(0.01)	$(0.13)

Weighted average shares outstanding for basic and diluted earnings per share	72,923,667	20,020,183

     Basic and diluted EPS are the same for the period ended March 31, 2006 and 2005, because diluted EPS was less dilutive than basic EPS (“antidilutive”). Accordingly, 1,153,975 and 42,046,326 shares representing common stock equivalents have been excluded from the diluted EPS calculations for the period ended March 31, 2006 and 2005, respectively.

(7) Condensed Consolidating Financial Statements
     As discussed in Note 4, as of March 31, 2006, all of the Company’s 100% owned domestic subsidiaries, except the subsidiaries formed to own and operate the compost project in Southern California, South Kern Industrial Center, L.L.C. (see Note 3), the Sacramento biosolids processing facility, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (See Note 4), and Philadelphia Biosolids Services, L.L.C. (collectively the “Non-Guarantor Subsidiaries”), are Guarantors of the Notes. Each of the Guarantors is 100% owned by the Company and the guarantees are full, unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheets have been presented as of March 31, 2006 and December 31, 2005. The condensed consolidated statements of operations and of cash flows have also been presented for the three month period ended March 31, 2006 and March 31, 2005.

CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2006
(Dollars in Thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$7,267	$39	$396	$—	$7,702
Restricted cash	—	906	815	—	1,721
Accounts receivable, net	—	71,054	953	(13)	71,994
Prepaid expenses and other current assets	3,019	19,497	109	—	22,625

Total current assets	10,286	91,496	2,273	(13)	104,042
Property, machinery & equipment, net	—	202,961	29,481	—	232,442
Other Assets:
Goodwill	—	176,196	—	—	176,196
Investments in subsidiaries	102,848	—	—	(102,848)	—
Intercompany	292,107	—	—	(292,107)	—
Restricted cash — construction fund	—	—	—	—	—
Restricted cash — debt service fund	—	6,304	2,569	—	8,873
Other, net	9,886	8,980	2,822	—	21,688

Total assets	$415,127	$485,937	$37,145	$(394,968)	$543,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,776	$—	$—	$1,776
Current maturities of nonrecourse project revenue bonds	—	2,870	610	—	3,480
Current maturities of capital lease obligations	—	3,334	—	—	3,334
Accrued interest payable	2,717	846	361		3,924
Accounts payable and accrued expenses	—	48,238	666	(13)	48,891

Total current liabilities	2,717	57,064	1,637	(13)	61,405
Long-Term Debt:
Long-term debt obligations, net	210,000	2,213	—	—	212,213
Nonrecourse project revenue bonds, net	—	35,785	19,796	—	55,581
Intercompany	—	291,987	120	(292,107)	—
Capital lease obligations, net	—	11,572	—	—	11,572

Total long-term debt	210,000	341,557	19,916	(292,107)	279,366
Other long-term liabilities	23,212	60	—	—	23,272

Total liabilities	235,929	398,681	21,553	(292,120)	364,043

Stockholders’ Equity:
Capital	192,332	36,339	14,649	(50,988)	192,332
Accumulated deficit	(14,286)	50,917	943	(51,860)	(14,286)
Accumulated other comprehensive income	1,152	—	—	—	1,152

Total stockholders’ equity	179,198	87,256	15,592	(102,848)	179,198

Total liabilities and stockholders’ equity	$415,127	$485,937	$37,145	$(394,968)	$543,241

CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2005
(Dollars in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$18,233	$34	$304	$—	$18,571
Restricted cash	—	1,679	765	—	2,444
Accounts receivable, net	—	65,534	942	(47)	66,429
Prepaid expenses and other current assets	3,019	22,601	127	—	25,747

Total current assets	21,252	89,848	2,138	(47)	113,191
Property, machinery & equipment, net	—	202,775	24,903	—	227,678
Other Assets:
Goodwill	—	176,196	—	—	176,196
Investments in subsidiaries	100,258	—	—	(100,258)	—
Intercompany	288,422	—	—	(288,422)	—
Restricted cash — construction fund	—	—	406	—	406
Restricted cash — debt service fund	—	5,587	1,717	—	7,304
Other, net	7,089	8,583	2,859	—	18,531

Total assets	$417,021	$482,989	$32,023	$(388,727)	$543,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,776	$—	$—	$1,776
Current maturities of nonrecourse project revenue bonds	—	2,870	610	—	3,480
Current maturities of capital lease obligations	—	3,175	—	—	3,175
Accrued interest payable	664	206	92	—	962
Accounts payable and accrued expenses	—	46,737	849	(47)	47,539

Total current liabilities	664	54,764	1,551	(47)	56,932
Long-Term Debt:
Long-term debt obligations, net	210,000	2,488	—	—	212,488
Nonrecourse project revenue bonds, net	—	35,785	19,790	—	55,575
Intercompany	—	288,395	27	(288,422)	—
Capital lease obligations, net	—	11,888	—	—	11,888

Total long-term debt	210,000	338,556	19,817	(288,422)	279,951
Other long-term liabilities	22,203	66	—	—	22,269

Total liabilities	232,867	393,386	21,368	(288,469)	359,152
Commitments and Contingencies
Stockholders’ Equity:
Capital	197,195	36,339	9,841	(46,180)	197,195
Accumulated earnings (deficit)	(13,525)	53,264	814	(54,078)	(13,525)
Accumulated other comprehensive loss	484	—	—	—	484

Total stockholders’ equity	184,154	89,603	10,655	(100,258)	184,154

Total liabilities and stockholders’ equity	$417,021	$482,989	$32,023	$(388,727)	$543,306

CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(Dollars in Thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$78,101	$1,211	$(34)	$79,278
Cost of services	—	66,395	696	(34)	67,057

Gross Profit	—	11,706	515	—	12,221

Selling, general and administrative expenses	—	8,768	3	—	8,771
Gain on sale of assets	—	(35)	—	—	(35)

Income from operations	—	2,973	512	—	3,485

Other expense:
Interest expense	4,281	697	290	—	5,268
Intercompany interest (income) expense	(6,463)	6,462	1	—	—
Equity in earnings of subsidiaries	2,218	—	—	(2,218)	—
Other (income) expense, net	(321)	(155)	—	—	(476)

Total other expense, net	(285)	7,004	291	(2,218)	4,792

Income (loss) before provision (benefit) for income taxes	285	(4,031)	221	2,218	(1,307)
Provision (benefit) for income taxes	1,046	(1,684)	92	—	(546)

Net income (loss) before preferred stock dividends	(761)	(2,347)	129	2,218	(761)
Preferred stock dividends	—	—	—	—	—

Net income (loss) applicable to common stock	$(761)	$(2,347)	$129	$2,218	$(761)

CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(Dollars in Thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$75,154	$1,060	$—	$76,214
Cost of services	—	63,615	561	—	64,176

Gross Profit	—	11,539	499	—	12,038

Selling, general and administrative expenses	—	6,161	8	—	6,169
Gain on sale of assets	—	(76)	—	—	(76)

Income from operations	—	5,454	491	—	5,945

Other expense:
Interest expense	5,234	970	311	—	6,515
Intercompany interest (income) expense	(6,184)	6,184	—	—	—
Equity in earnings of subsidiaries	912	—	—	(912)	—
Other (income) expense, net	—	(3)	—	—	(3)

Total other expense, net	(38)	7,151	311	(912)	6,512

Income (loss) before provision (benefit) for income taxes	38	(1,697)	180	912	(567)
Provision (benefit) for income taxes	378	(677)	72	—	(227)

Net income (loss) before preferred stock dividends.	(340)	(1,020)	108	912	(340)
Preferred stock dividends	2,272	—	—	—	2,272

Net income (loss) applicable to common stock	$(2,612)	$(1,020)	$108	$912	$(2,612)

CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(Dollars in Thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss) applicable to common stock	$(761)	$(2,347)	$129	$2,218	$(761)
Adjustments to reconcile net income applicable to common stock to net cash provided by operating activities:
Bad debt expense	—	150	—	—	150
Depreciation and amortization expense	—	5,420	267	—	5,687
Amortization of debt financing costs	281	—	6	—	287
Provision (benefit) for deferred income taxes	1,046	(1,684)	92	—	(546)
Share based compensation	—	710	—	—	710
Gain on sale of property, machinery and equipment	—	(35)	—	—	(35)
(Increase) decrease in the following, net:
Accounts receivable	—	(5,704)	(11)	—	(5,715)
Cost in excess of billings	—	2,600	—	—	2,600
Prepaid expenses and other current assets	(170)	1,152	18	—	1,000
Equity in earnings	2,218	—	—	(2,218)	—
Increase (decrease) in the following, net:
Accrued interest payable	2,053	640	269	—	2,962
Intercompany advances – trade	(6,463)	6,462	1	—	—
Accounts payable and accrued expenses and other long term liabilities	(351)	763	(182)	—	230

Net cash (used in) provided by operating activities	(2,147)	8,127	589	—	6,569

Cash flows from investing activities:
Purchase of property, machinery & equipment	—	(5,128)	(4,808)	—	(9,936)
Proceeds from sale of property, machinery & equipment	—	152	—	—	152
Increase in other restricted cash accounts	—	57	(497)	—	(440)

Net cash used in investing activities	—	(4,919)	(5,305)	—	(10,224)

Cash flows from financing activities:
Payments of debt	—	(1,057)	—	—	(1,057)
Intercompany notes with subsidiaries	1,896	(1,896)	—	—	—
Capital contributions	(4,808)	—	4,808	—	—
Debt issuance costs	(334)	—	—	—	(334)
(Increase) decrease in book overdraft	—	(250)	—	—	(250)
Common stock dividends	(5,961)	—	—	—	(5,961)
Exercise of options	388	—	—	—	388

Net cash (used in) provided by financing activities.	(8,819)	(3,203)	4,808	—	(7,214)

Net increase (decrease) in cash and cash equivalents	(10,966)	5	92	—	(10,869)
Cash and cash equivalents, beginning of period	18,233	34	304	—	18,571

Cash and cash equivalents, end of period	$7,267	$39	$396	$—	$7,702

CONSOLIDATING STATEMENTS OF CASH FLOWS
AS OF MARCH 31, 2005
(Dollars in Thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss) applicable to common stock	$(2,612)	$(1,020)	$108	$912	$(2,612)
Adjustments to reconcile net income applicable to common stock to net cash provided by operating activities:
Preferred stock dividends	2,272	—	—	—	2,272
Bad debt expense	—	150	—	—	150
Depreciation and amortization expense	—	4,963	265	—	5,228
Amortization of debt financing costs	314	—	7	—	321
Provision (benefit) for deferred income taxes	378	(677)	72	—	(227)
Tax benefit from exercise of stock options	88	—	—	—	88
Gain on sale of property, machinery and equipment	—	(76)	—	—	(76)
(Increase) decrease in the following, net:
Accounts receivable	—	7,238	(1,162)	—	6,076
Cost in excess of billings	—	(2,867)	—	—	(2,867)
Prepaid expenses and other current assets	240	1,133	(77)	—	1,296
Equity in earnings	912	—	—	(912)	—
Increase (decrease) in the following, net:
Accrued interest payable	3,676	925	247	—	4,848
Intercompany advances – trade	(6,184)	6,184	—	—	—
Accounts payable and accrued expenses and other long term liabilities	(357)	(5,379)	(22)	—	(5,758)

Net cash (used in) provided by operating activities	(1,273)	10,574	(562)	—	8,739

Cash flows from investing activities:
Purchase of property, machinery & equipment	—	(2,850)	(82)	—	(2,932)
Proceeds from sale of property, machinery & equipment	—	168	—	—	168
Facility construction funded by restricted cash	—	—	(1,648)	—	(1,648)
Decrease in restricted cash for facility construction	—	—	1,648	—	1,648
Increase in other restricted cash accounts	—	(1,519)	—	—	(1,519)

Net cash used in investing activities	—	(4,201)	(82)	—	(4,283)

Cash flows from financing activities:
Payments of debt	(1,961)	(780)	(4,000)	—	(6,741)
Net increase in bank revolver borrowings	1,500	—	—	—	1,500
Net decrease in book overdrafts	—	(261)	—	—	(261)
Intercompany notes with subsidiaries	5,321	(5,321)	—	—	—
Capital contributions	(4,647)	—	4,647	—	—
Exercise of options	993	—	—	—	993

Net cash (used in) provided by financing activities	1,206	(6,362)	647	—	(4,509)

Net increase (decrease) in cash and cash equivalents	(67)	11	3	—	(53)
Cash and cash equivalents, beginning of period	99	21	206	—	326

Cash and cash equivalents, end of period	$32	$32	$209	$—	$273

(8) Segment Information
     The Company’s Chief Operating Decision Maker regularly evaluates operating results, assesses performance and allocates resources on a geographic basis, except for the Company’s rail operations (Rail Transportation) and its engineering, facilities, and development (EFD) group which are separately managed. Accordingly, the Company reports the results of its activities in three reporting segments, which include: Residuals Management Operations, Rail Transportation, and EFD.
     Residuals Management Operations include the Company’s business activities that are managed on a geographic basis in the Northeast, Central, and Southwest regions of the United States. These geographic areas have been aggregated and reported as a segment because they meet the aggregation criteria of SFAS No. 131. Rail Transportation includes the transfer and rail haul of materials across several states where the material is typically either land applied or landfill disposed. Rail Transportation is a separate segment because it is monitored separately and because it only offers long-distance land application and disposal services to its customers. EFD includes construction management activities and first year of operations for certain new processing facilities as well as the marketing and sale of certain pellets and compost fertilizers.
     The Company’s operations by reportable segment are summarized below (in thousands):

	Residuals		Engineering
	Management	Rail	Facilities	Segments	Corporate/
	Operations	Transportation	Development	Combined	Eliminations	Consolidated
Three Months Ended March 31, 2006
Revenue from external services	$65,244	$10,885	$3,149	$79,278	$—	$79,278
Revenues from other segments	$305	$169	$34	$508	$(508)	$—
Income (loss) from operations	$6,939	$1,940	$(592)	$8,287	$(4,802)	$3,485
Three Months Ended March 31, 2005
Revenue from external services	$58,293	$7,284	$10,637	$76,214	$—	$76,214
Revenues from other segments	$228	$665	$—	$893	$(893)	$—
Income (loss) from operations	$8,147	$488	$663	$9,298	$(3,353)	$5,945
The accounting policies of the Company’s segments are the same as those described for the Company in Note 1. Revenues from transactions with other segments are based on terms substantially similar to transactions with unrelated third party customers. The following reconciles segment income from operations to the Company’s consolidated income before provision for income taxes:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Segment income from operations	$8,287	$9,298
Corporate expenses and adjustments	4,802	3,353

Income from operations	3,485	5,945
Total other expense, net	4,792	6,512

Loss before benefit for income taxes	$(1,307)	$(567)

(9) Stock Based Compensation
     As of January 1, 2006, the Company adopted SFAS No. 123R to account for stock based employee compensation. SFAS No. 123R requires the Company to record the cost of stock options and other equity-based compensation in its income statement based upon the estimated fair value of those awards. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. Accordingly, prior periods have not been restated to reflect stock based compensation. For all unvested options outstanding as of December 31, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in the statement of operations over the remaining requisite service period. For equity-based compensation granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized in the statement of operations over the requisite service period.
     At March 31, 2006, the Company had outstanding stock options granted under the 2000 Stock Option Plan (the “2000 Plan”) and the Amended and Restated 1993 Stock Option Plan (the “1993 Plan”) for officers, directors and key employees of the Company (collectively, the “Option Plans”).

     At March 31, 2006 there were 7.4 million options for shares of common stock reserved under the 2000 Plan for future grants. Effective with the approval of the 2000 Plan, no further grants have been made under the 1993 Plan. The exercise price of options granted shall be at least 100 percent (110 percent for 10 percent or greater stockholders) of the fair value of the Company’s common stock on the date of grant. Options must be granted within ten years from the date of the Plan and become exercisable at such times as determined by the Plan committee. Options are exercisable for no longer than five years for certain ten percent or greater stockholders and for no longer than ten years for others.
     During June 2005, the Company executed the Synagro Technologies, Inc. 2005 Restricted Stock Plan (the “Restricted Plan”) for the benefit of certain named employees. Under the Restricted Plan, and subject to terms and conditions in the Restricted Plan, 3.5 million shares of the Company’s common stock were authorized for issuance. Shares, which are granted by the Company’s Compensation Committee, are subject to a vesting schedule. As the vesting dates pass, the restrictions on a proportionate number of shares will lapse, and such shares will be considered to be compensation to the recipient, and may be held or sold at the option of the recipient. Currently, the number of shares granted is based on the outstanding stock options held by the employee under the Company’s stock option plans multiplied by the Company’s dividend rate on its common stock.
     Information related to stock based compensation follows:

Three Months Ended
March 31, 2006
(In thousands of dollars,
expect per share data)
Compensation costs recorded for all plans, net of tax benefit of $296	$414

Impact of adopting SFAS No. 123R to:
Income from operations	$710
Loss before benefit for income taxes	$710
Net loss applicable to common stock	$414
Basic and diluted earnings per share	$0.01
     SFAS No. 123R requires tax benefits relating to excess stock based compensation deductions over that recognized in expense to be prospectively presented in the Company’s statement of cash flows as financing cash inflows. However, in cases where the settlement of awards results in a NOL carryforward, SFAS No. 123R states that no amount shall be recorded until the deduction reduces income taxes payable on the basis that cash tax savings have not occurred. Accordingly, for the three months ended March 31, 2006, the Company has not reported any excess tax benefits from stock based compensation as cash provided by financing activities on its statement of cash flows.
     The Company’s policy of meeting the requirements upon exercise of stock options is to issue new shares.
     As of March 31, 2006, there was approximately $4.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a straight line basis over the weighted average vesting period of 4.3 years.
Stock Option Plans
  2000 Plan
     The fair value of each option award granted after December 31, 2005 is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted is derived from the simplified method referred to in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) which represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. For the three months ended March 31, 2006, the Company did not have any new option grants.

     The following table provides additional information related to the 2000 Plan:

	For The Three Months Ended March 31, 2006
			Weighted	Weighted
		Weighted	Average	Average	Aggregate
	Number of	Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Life In Years	Value (000’s)
Beginning balance	3,799,132	$3.07
Options granted	—	—		—
Options exercised	(149,944)	$2.65
Options forfeited	(100,300)	$3.22

Total outstanding	3,548,888	$3.09		5.3	$6,785

Options exercisable and vested	2,088,822	$2.73		4.4	$4,733

  1993 Plan
     The following table provides additional information related to the 1993 Plan:

For The Three Months Ended March 31, 2006
			Weighted	Weighted
		Weighted	Average	Average	Aggregate
	Number of	Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Life In Years	Value (000’s)
Beginning balance	21,000	$4.46
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—

Total outstanding	21,000	$4.46		3.6	$11

Options exercisable and vested	21,000	$4.46		3.6	$11

  Other Options
     In addition to options available for issuance under the above plans, the Company has other options outstanding to employees and directors of the Company which were issued at exercise prices equal to the fair market value at the grant date of the options. The following table provides additional information related to the Other stock option plan:

For The Three Months Ended March 31, 2006
			Weighted	Weighted
		Weighted	Average	Average	Aggregate
	Number of	Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Life In Years	Value (000’s)
Beginning balance	1,224,160	$2.82
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—

Total outstanding	1,224,160	$2.82		3.0	$2,674

Options exercisable and vested	984,160	$2.82		3.0	$2,074

     The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0.2 million and $0.3 million, respectively. Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 was approximately $0.4 million. There was no tax benefit realized for the tax deductions resulting from option exercises of share-based payment arrangements for the three months ended March 31, 2006.
     Upon adoption of SFAS No. 123R on January 1, 2006, amounts previously recorded in equity under Accounting Principles Board Opinion No. 25 (“Opinion No. 25”) at December 31, 2005 related to unearned compensation for restricted stock awards have been reversed against paid in capital and will be expensed over the requisite service period in accordance with SFAS No. 123R.
     As shares of restricted stock vest, compensation expense is recorded in accordance with the provisions of SFAS No. 123R. The following table provides additional information related to the Company’s Restricted Plan:

Number of Shares
Nonvested at December 31, 2005	100,777

Granted	66,429
Vested	(39,939)
Forfeited	(4,489)

Nonvested at March 31, 2006	122,778

     The weighted average grant date fair value for the restricted stock granted was $4.78 per share for the three months ended March 31, 2006. Fair value was determined using the closing price on the day prior to the date of grant. The total fair value of shares vested was approximately $0.2 million for the three months ended March 31, 2006.
  Prior to January 1, 2006
     Prior to January 1, 2006, the Company accounted for equity-based compensation using the intrinsic method prescribed in Opinion No. 25. As required by SFAS No. 123R, the Company has disclosed below the effect on net income and earnings per share on equity-based employee compensation, including stock options, that would have been recorded using the fair value based method for the three months ended March 31, 2005.

Three Months
Ended
March 31, 2005
Net loss applicable to common stock, as reported	$(2,612)
Less: Compensation expense per SFAS 123, net of tax	311

Pro forma net loss	$(2,923)

Loss per share:
Diluted loss per share, as reported	$(0.13)

Pro forma loss per share after effect of SFAS 123	$(0.15)

     The weighted average fair values of options granted during fiscal year 2005 were determined using the Black-Scholes option valuation method assuming no expected dividends. The expected term was calculated using the simplified method referred to in SAB No. 107. Other assumptions used are as follows:

Three Months
Ended
March 31, 2005
Risk-free interest rate	4.0%
Expected volatility	222.0%
Expected term in years	6.37

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our consolidated historical financial statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2005. This discussion contains forward-looking statements regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements, but are not limited to those factors more thoroughly disclosed in our Annual Report on Form 10-K.
Background
     We generate substantially all of our revenue by providing water and wastewater residuals management services to municipal and industrial customers. We provide our customers with services and capabilities, including: drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, collection and transportation, regulatory compliance, dewatering, and facility cleanout services. We currently serve more than 600 customers in 37 states and the District of Columbia. Our contracts typically have inflation price adjustments, renewal clauses and broad force majeure provisions. In 2005, we experienced a contract retention rate (both renewals and rebids) of approximately 90 percent.
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
     The Company’s percentage of revenue by type is summarized below:

	For the Period Ended March 31,
	2006	2005
Contract	84%	80%
Purchase order	2%	3%
Product sales	3%	3%
Design/build construction	2%	10%
Event	9%	4%

	100%	100%

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
     Our costs relating to service contracts include processing, transportation, spreading and disposal costs, and depreciation of operating assets. Our spreading, transportation and disposal costs can be adversely affected by unusual weather conditions and unseasonably heavy rainfall, which can temporarily reduce the availability of land application. Material must be transported to either a permitted storage facility (if available) or to a local landfill for disposal. In either case, this results in additional costs for transporting, storage and disposal of the biosolid materials versus land application in a period of normal weather conditions. Processing and transportation costs can also be adversely impacted by higher fuel costs. In order to manage this risk at processing facilities, we generally enter into contracts that pass-through fuel cost increases to the customer, or for contracts without pass-through provisions, we from time to time lock in our fuel costs with our fuel suppliers for terms ranging from 12 to

24 months. We have locked in 84 percent of our natural gas unit costs for 2006 for which we do not have contractual pass-through agreements. We have also locked in 60 percent of our electricity costs on contracts that do not have contractual pass-through agreements through December 2010. We continuously review various hedging strategies and plant efficiency opportunities to mitigate this risk going forward, but do expect natural gas costs will remain high throughout 2006. We subcontract a significant portion of our transportation requirements to numerous contractors, which enables us to minimize the impact of changes in fuel costs for over the road equipment. We have also periodically implemented temporary fuel surcharges with selected customers. Our costs relating to construction contracts primarily include subcontractor costs related to design, permit and general construction. Our selling, general and administrative expenses are comprised of accounting, information systems, marketing, legal, human resources, regulatory compliance, and regional and executive management costs.
     Our management reviews and analyzes several trends and key performance indicators in order to manage our business. Since approximately 90 percent of our revenues are generated from municipal water and wastewater plants, we monitor trends involving municipal generators, including, among other things, aging infrastructure, technology advances, and regulatory activity in the water and wastewater residuals management industry. We use this information to anticipate upcoming growth opportunities, including new facility growth opportunities similar to the Sacramento, California and Pinellas County, Florida dryer projects that we started over the past three years. We also use this information to manage potential business risks such as increased regulatory pressure or local public opposition to residuals management programs. On an ongoing basis, our management also considers several variables associated with the ongoing operations of the business, including, among other things:
-	new sales (including the mix of contract and event sales) and existing business retention objectives necessary to maintain the company’s high percentage of contract and other recurring revenues;

-	storage and permitted landbase available to efficiently manage land application of biosolids, especially during inclement weather patterns;

-	regulatory and permit compliance requirements and safety programs and initiatives specific to our business; and

-	reviewing and monitoring utility costs, fuel costs, subcontractor transportation costs, equipment utilization and availability, equipment purchasing activity, headcount, field operating overhead and selling, general and administrative expenses.
Historical Results of Operations
     The following table sets forth certain items included in the consolidated financial statements as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2006		2005
	(in thousands)
Revenue	$79,278	100.0%	$76,214	100.0%
Cost of services	67,057	84.6%	64,176	84.2%

Gross profit	12,221	15.4%	12,038	15.8%
Selling, general and administrative expenses (includes $0.7 million and $0 million of share based compensation expense for 2006 and 2005, respectively)	8,771	11.1%	6,169	8.1%
Gain on sale of assets	(35)	(0.0)%	(76)	(0.1)%

Income from operations	3,485	4.3%	5,945	7.8%

Other expense:
Interest expense	5,268	6.6%	6,515	8.5%
Interest income	(155)	(0.2)%	—	—%
Other (income) expense, net	(321)	(0.4)%	(3)	0.0%

Total other expense, net	4,792	6.0%	6,512	8.5%

Loss before benefit for income taxes	(1,307)	(1.7)%	(567)	(0.7)%
Benefit for income taxes	(546)	(0.7)%	(227)	(0.3)%

Net loss before preferred stock dividends	(761)	(1.0)%	(340)	(0.4)%

Preferred stock dividends	—		2,272

Net loss applicable to common stock	$(761)		$(2,612)

     Revenue and income from operations are summarized by reporting segment, as follows (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005
Revenue
Residuals Management Operations	$65,549	$58,521
Rail Transportation	11,054	7,949
Engineering, Facilities, and Development	3,183	10,637
Elimination	(508)	(893)

	$79,278	$76,214

Income (loss) from operations
Residuals Management Operations	$6,939	$8,147
Rail Transportation	1,940	488
Engineering, Facilities, and Development	(592)	663
Corporate	(4,802)	(3,353)

	$3,485	$5,945

     For the three months ended March 31, 2006, net revenue was approximately $79.3 million compared to approximately $76.2 million for the three months ended March 31, 2005, representing an increase of approximately $3.1 million, or 4 percent. Contract revenues increased $6.2 million due primarily to a $1.3 million increase in revenue from the startup of the Central Valley compost and Providence Soils dewatering facilities, a $1.2 million increase related to a disposal contract that started in the third quarter of 2005, an increase in volumes on existing contracts and other contract changes. Event revenues increased $4.2 million due primarily to $1.9 million of revenue generated on a large clean water lagoon clean-out project that is being completed over a two year period, $1.3 million of emergency digester clean-out work, and other volume changes on event projects this year compared to last year. Design build construction revenues decreased $7.8 million, primarily due to the decrease in construction revenue on the Honolulu dryer facility project completed during the fourth quarter 2005.
     Our Residuals Management Operations revenues for the three months ended March 31, 2006, increased approximately $7.0 million or 12 percent to $65.5 million compared to $58.5 million for the three months ended March 31, 2005 due primarily to the start up of new facility projects described above, an increase in other contract revenues, and the increases in event work described above. Our Rail Transportation segment revenues for the three months ended March 31, 2006 increased approximately $3.3 million or 42 percent to $11.1 million for the three months ended March 31, 2006 compared to $7.9 million for the three months ended March 31, 2005 due primarily to an increase in volume under contracted land application and disposal services contracts, a new disposal contract, and an increase in event work. Our Engineering, Facilities, and Development revenues for the three months ended March 31, 2006, decreased approximately $7.4 million to $3.2 million compared to $10.6 million for the three months ended March 31, 2005 due primarily to the decrease in construction revenue on the Honolulu dryer facility project completed in the fourth quarter of 2005.
     Gross profit for the three months ended March 31, 2006, was approximately $12.2 million compared to approximately $12.0 million for the three months ended March 31, 2005, an increase of approximately $0.2 million, or 1.7 percent. The increase was primarily due to revenue mix changes associated with the increase in higher margin contract and event work and the decrease in lower margin design build construction work partially offset by expected higher fuel and utility costs, an increase in repair costs, and a $0.4 million increase in depreciation expense.
     Selling, general and administrative expenses were approximately $8.8 million, or 11.1 percent of revenue, for the three months ended March 31, 2006, compared to approximately $6.2 million, or 8.1 percent of revenue, for the three months ended March 31, 2005. The $2.6 million increase relates primarily to $0.7 million of non-cash expense share based compensation expense related to the issuance of restricted stock and the implementation of SFAS No. 123R in January 2006 which requires that the Company expense the fair value of employee stock options over the related service period, $0.9 million of costs related to completion of the 2005 audit, including the audit of internal controls required by Section 404 of the Sarbanes-Oxley Act, $0.3 million of severance expense related to changes in regional management, an increase in commission and other incentive compensation and other changes.
     As a result of the foregoing, income from operations for the three months ended March 31, 2006, was approximately $3.5 million, or 4.4 percent of revenue, compared to approximately $5.9 million, or 7.8 percent of revenue, for the three months ended March 31, 2005. The decrease of $2.4 million primarily related to the increase in selling, general and administrative expense described above. Our Residuals Management Operations income from operations for the three months ended March 31, 2006, decreased to approximately $6.9 million compared to $8.1 million for the three months ended March 31, 2005 due primarily to the positive impact of revenue mix changes, offset by higher fuel and utility costs, and an increase in repair costs. Our Rail Transportation income from operations increased from $0.5 million in 2005 to $1.9 million in 2006 due primarily to higher volumes and related improved equipment utilization as well as improved pricing on existing contracts. Our Engineering, Facilities, and Development income from operations decreased to a loss of $0.6 million for the three months ended March 31, 2006 compared to income of $0.7 million for the three months ended March 31, 2005 due primarily to the decrease in construction revenues described above.
     Other expense, net, for the three months ended March 31, 2006, was approximately $4.8 million compared to approximately $6.5 million for the three months ended March 31, 2005, representing a decrease of approximately $1.7 million. Interest expense decreased $1.2 million due to lower rates on debt than in the comparable period in the prior year. Additionally, interest income increased by $0.2 million and we recognized $0.3 million of gains related to the increase in value of interest cap agreements.
     For the three months ended March 31, 2006, we recorded a benefit for income taxes of approximately $0.5 million compared to a benefit of $0.2 million for the three months ended March 31, 2005. Our effective tax rate was approximately 42 percent in the first three months of 2006 compared to 40 percent in the first three months of 2005. The increase in the effective tax rate is primarily related to the increase in deferred income taxes at the state level. Our provision for income taxes differs from the federal statutory rate primarily due to state income taxes. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset taxable income.
Liquidity and Capital Resources
  Overview
     In the past, our principal sources of funds were cash generated from operating activities and long-term borrowings and equity issuances. We use cash mainly for working capital, capital expenditures and debt service. In the future, we expect that we will use cash principally to fund working capital, debt service, repayment obligations and capital expenditures. In addition, we may use cash to pay dividends on common stock, the repurchase of shares and potential earn-out payments resulting from prior acquisitions. Historically, we have financed our acquisitions principally through the issuance of equity and debt securities, our credit facility, and funds provided by operating activities.
  Historical Cash Flows
     Cash Flows from Operating Activities — For the three months ended March 31, 2006, cash flows provided from operating activities were approximately $6.6 million compared to approximately $8.7 million for the same period in 2005, a decrease of approximately $2.1 million. The decrease primarily relates to timing of interest payments on debt and trade payables offset by changes in trade receivables also from the timing of receipts. Additionally, cost and estimated earnings in excess of billings decreased as amounts previously unbilled were allowed to be billed under the terms of the contracts.
     Cash Flows from Investing Activities — For the three months ended March 31, 2006, cash flows used by investing activities were approximately $10.2 million compared to approximately $4.3 million for the same period in 2005 and relates primarily to increased capital expenditures, for new facility construction totaling $8.4 million.
     Cash Flows from Financing Activities — For the three months ended March 31, 2006, cash flows used in financing activities were approximately $7.2 million compared to approximately $4.5 million for the same period in 2005, an increase of approximately $2.7 million. The increase primarily relates to dividends paid on common stock offset by less payments on debt.
  Capital Expenditure Requirements
     Capital expenditures for the three months ended March 31, 2006, totaled approximately $9.9 million (which included approximately $8.4 million for new facilities) compared to approximately $2.9 million (which included approximately $0.8 million for new facilities) in the same period of 2005. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments and growth. We expect our capital expenditures for 2006 to be approximately $48 million, including new facility capital spending of $43 million.

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
     The loan commitments under the Senior Credit Facility are as follows:
(i)	Revolving Loan (“Revolver”) up to $95.0 million outstanding at anytime;

(ii)	Term B Loans (which, once repaid, may not be reborrowed) of $210.0 million, including $30.0 million that was borrowed in December 2005; and

(iii)	Letters of Credit up to $50.0 million as a subset of the Revolving Loan. At March 31, 2006, we had approximately $33.7 million of Letters of Credit outstanding.
     The Revolver has a five-year maturity and the term loans have a seven-year maturity. The Senior Credit Facility is secured by first priority security interests in substantially all of our assets and those of our subsidiaries (other than assets securing nonrecourse debt) and expires on December 31, 2012. There is no amortization of the term loan. The term loan bears interest at LIBOR or prime rate plus a margin (2.25 percent for Eurodollar loans, and 1.25 percent for base rate loans), and the Revolver bears interest at LIBOR or prime rate plus a margin based on a rate schedule (currently 2.75 percent for Eurodollar loans, and 1.75 percent for base rate loans). As of March 31, 2006, these rates total approximately:

	Eurodollar	Base Rate
Revolver	7.58%	9.50%
Term	6.89%	9.00%
     As of March 31, 2006, we did not have any outstanding borrowings on the Revolver.
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
     The proceeds of the $30.0 million term loan drawn in December 2005 will be used to repay revolver borrowings, fund working capital, and partially fund new facility construction costs in 2006 and 2007. We have several new facilities under development that are scheduled to begin operations in the next 15 to 18 months. These new facilities will be operated under long-term contracts. The development of these new facilities is consistent with our strategy to pursue new facility opportunities that provide long-term, highly predictable cash flows. These facilities include a composting facility in Kern County, California, an incineration facility upgrade in Woonsocket, Rhode Island, and a dryer facility in Honolulu, Hawaii.
     The Senior Credit Facility includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Facility. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. We were in compliance with those covenants as of March 31, 2006. As of March 31, 2006, we had approximately $61.3 million of unused borrowings under the Senior Credit Facility.
     On March 6, 2006, we amended our Senior Credit Facility to, among other things, increase the maximum amount of debt permitted under the leverage ratio and to decrease the minimum amount of interest coverage required under the interest coverage ratio.

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
  Notes Payable to Sellers of Acquired Businesses
     In connection with previous acquisitions, we have approximately $4.0 million in notes payable with certain former owners which includes payments for contingent considerations. The notes payable are due over three remaining years in installments with interest payable at annual rates ranging from 5 percent to 8 percent.
  Future Minimum Principal Payments of Debt
     At March 31, 2006, future minimum principal payments of long-term debt, nonrecourse project revenue bonds (See Note 4), capital lease obligations, estimated interest expense on debt, operating lease obligations and purchase commitments are as follows (in thousands):

		Nonrecourse	Capital
	Long-Term	Project	Lease	Estimated	Operating	Purchase
Year Ended December 31,	Debt	Revenue Bonds	Obligations	Interest	Leases	Commitments	Total
2006	$1,501	$3,480	$2,481	$18,267	$7,081	$7,298	$40,108
2007	1,441	3,710	4,298	18,095	8,943	2,993	39,480
2008	1,047	3,935	5,034	17,486	7,442	2,993	37,937
2009	—	4,165	1,862	17,065	6,361	2,993	32,446
2010	—	4,420	890	15,570	5,060	2,993	28,933
2011-2015	210,000	24,005	341	21,640	8,675	—	264,661
2016-2020	—	8,250	—	3,146	1,526	—	12,922
Thereafter	—	7,375	—	1,176	1,263	—	9,814

Total	$213,989	$59,340	$14,906	$112,445	$46,351	$19,270	$466,301

     Interest expense is estimated because certain of our debt has variable interest rates. For purposes of this estimate, variable interest rates as of March 31, 2006 were utilized.
     We have entered into various lease transactions to purchase transportation and operating equipment that have been accounted for as capital lease obligations and operating leases. The capital leases have lease terms of four to six years with interest rates ranging from 4.9 percent to 9.34 percent. The net book value of the equipment related to these capital leases totaled approximately $16.7 million as of March 31, 2006. The operating leases have terms of two to eight years. Additionally, we have guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.2 million as of March 31, 2006 and is included in current liabilities.
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
     We paid a quarterly dividend of $0.10 per share in February 2006 to all shareholders except for one large shareholder that agreed to reinvest its dividend for 284,806 shares of our common stock for an aggregate of $1.3 million. The cash paid for dividends totaled $5.9 million in February 2006. We expect to continue to pay quarterly dividends at an annual rate of approximately $0.40 per share, but only if and to the extent dividends are declared by our board of directors and permitted by applicable law and by the terms of our Senior Credit Facility (See Note 3). Dividend payments are not guaranteed and our board of directors may decide, in its absolute discretion, not to pay dividends. Dividends on our common stock are not cumulative.
  Interest Rate Risk
     Total debt at March 31, 2006, included $210.0 million in floating rate debt at a base interest rate plus LIBOR. As a result, our interest cost in 2006 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10 percent change in the floating rate (i.e. LIBOR) would be approximately $0.3 million.
  Working Capital
     At March 31, 2006, we had working capital of approximately $42.6 million compared to approximately $56.3 million at December 31, 2005, a decrease of approximately $13.7 million. The decrease in working capital is principally due to expending $9.9 million on capital expenditures, including $8.4 million on new facility construction, and an increase in accrued interest of $3.0 million.
  Accounting Pronouncements
     Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. SFAS No. 123R requires the use of judgment and estimates in performing multiple calculations related to forfeitures, volatility and expected term. Our expected term of options was derived using the simplified method, as described in SAB No. 107. In the future, as information regarding employee exercise behavior becomes available, we will change our method of deriving the expected term. This change could impact our fair value of options granted in the future. We expect to refine our method of deriving the expected term of stock options granted after January 1, 2008 no later than December 31, 2007. Had we adopted SFAS No. 123R in 2005, the impact of that standard would have approximated the impact of SFAS No. 123 described in the disclosure pro forma net loss in Note 9 to our condensed consolidated financial statements.
     Information regarding other new accounting pronouncements can be found under the “Accounting Pronouncements” section of Note 1 to the Condensed Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  Derivatives and Hedging Activities
     Effective January 31, 2006, we entered into a new interest rate cap agreement on a notional amount of $124 million whereby we receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 5 percent, in such event we would pay 5 percent. We paid $174,000 to execute this cap. This agreement expires May 2007. We chose not to designate this arrangement as a hedge. The fair value of the swap was approximately $0.4 million at March 31, 2006; accordingly, the change in the fair value totaling $0.2 million has been recorded to Other Income for the three month period ended March 31, 2006.
     Effective July 1, 2005, we entered into two interest rate agreements. The first is an interest rate collar agreement on a notional amount of $86.5 million, whereby we will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles below 3.52 percent or above 4.50 percent, in either such event we would pay 3.52 percent or 4.50 percent, as applicable. We chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Income. The fair value of this swap was an asset of approximately $0.3 million at March 31, 2006; accordingly, approximately $0.1 million has been recorded in Other Income for the three month period ended March 31, 2006. This swap expires November 2006.
     Also effective July 1, 2005, we entered into an interest rate cap agreement on a notional amount of $73.5 million whereby we will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 6 percent in which case we would pay 6 percent. We paid $220,000 to execute this cap. We chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Income. At March 31, 2006, this cap has a fair market value representing an asset of approximately $0.2 million; accordingly, approximately $18,000 has been recorded in Other Income for the three month period ended March 31, 2006. This cap expires May 2009.
     During the second quarter of 2005, we entered into three forward starting fixed rate swap agreements that are not effective until November 13, 2006, and mature in May 2010. The notional amount for each fixed rate swap is $28 million, and the fixed rates of interest are 4.69 percent, 4.54 percent, and 4.21 percent. These swaps are considered to be cash flow hedges and accordingly the fair value adjustments will be recorded to Other Comprehensive Income. The aggregate asset for the fair value of these agreements was approximately $1.9 million at March 31, 2006. Approximately $0.7 million, net of tax, has been recorded to Accumulated Other Comprehensive Income as of March 31, 2006.
     We previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, we entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in our reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $1.5 million is reflected in other long-term liabilities at March 31, 2006. The loss recognized during the period ending March 31, 2006 related to the floating-to-fixed interest rate swap agreement was approximately $0.4 million, while the gain recognized related to the reverse swap agreement was approximately $0.4 million. The amount of the ineffectiveness of the reverse swap agreement charged to Other Expense was approximately $12,000 for the period ended March 31, 2006.
  Interest Rate Risk
     Total debt at March 31, 2006, included $210.0 million in floating rate debt at a base interest rate plus LIBOR. As a result, our interest cost in 2006 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10 percent change in the floating rate (i.e. LIBOR) would be approximately $0.3 million.
ITEM 4. Controls and Procedures
  Evaluation of Disclosure Controls and Procedures –
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on the evaluation, such officers have concluded that these disclosure controls and procedures are effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     Information regarding our legal proceedings can be found under the “Litigation” section of Note (5), “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements.
ITEM 1A. Risk Factors
     There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” of the 2005 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In February 2006, the Company issued 284,806 shares of its Common Stock in a private placement as a reinvestment of a cash dividend to GTCR Capital Partners LP, GTCR Co Invest LP, and GTCR Fund VII LP (collectively “GTCR”). The issuance of the shares to GTCR was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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

SYNAGRO TECHNOLOGIES, INC.
Date: May 5, 2006	By:	/s/ Robert C. Boucher, Jr.
Chief Executive Officer and Director

Date: May 5, 2006	By:	/s/ J. Paul Withrow
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer