Form 10-Q
period 2006-06-30
SYNAGRO TECHNOLOGIES INC
filed 2006-08-08
CIK 895565

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006	Commission File Number 0-21054
SYNAGRO TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	88-0219860 (IRS Employer Identification No.)

1800 BERING DRIVE, SUITE 1000 HOUSTON, TEXAS (Address of principal executive offices)	77057 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 8, 2006

Common stock, par value $.002	77,605,293

SYNAGRO TECHNOLOGIES, INC.

SYNAGRO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	June 30,	December 31,
	2006	2005
	(UNAUDITED)	(DERIVED
		FROM
		AUDITED
		FINANCIAL
		STATEMENTS)
ASSETS
Current Assets:
Cash and cash equivalents	$14,030	$18,571
Restricted cash	2,015	2,444
Accounts receivable, net	69,260	66,429
Costs and estimated earnings in excess of billings	5,282	10,579
Prepaid expenses and other current assets	16,181	15,168

Total current assets	106,768	113,191
Property, machinery & equipment, net	241,840	227,678
Other Assets:
Costs and estimated earnings in excess of billings	2,837	3,837
Goodwill	176,446	176,196
Restricted cash — construction fund	—	406
Restricted cash — debt service fund	8,754	7,304
Other, net	18,501	14,694

Total assets	$555,146	$543,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$1,105	$1,776
Current maturities of nonrecourse project revenue bonds	3,480	3,480
Current maturities of capital lease obligations	3,520	3,175
Accrued interest payable	3,512	962
Accounts payable and accrued expenses	48,801	47,539

Total current liabilities	60,418	56,932
Long-Term Debt:
Long-term debt obligations, net	211,601	212,488
Nonrecourse project revenue bonds, net	55,587	55,575
Capital lease obligations, net	11,639	11,888

Total long-term debt	278,827	279,951
Other long-term liabilities	24,905	22,269

Total liabilities	364,150	359,152

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.002 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.002 par value, 100,000,000 shares authorized, 77,604,293 and 72,813,378 shares issued and outstanding in 2006 and 2005, respectively	155	146
Unearned restricted stock	—	(404)
Additional paid in capital	200,935	197,453
Accumulated deficit	(11,763)	(13,525)
Accumulated other comprehensive income	1,669	484

Total stockholders’ equity	190,996	184,154

Total liabilities and stockholders’ equity	$555,146	$543,306

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$86,267	$83,532	$165,545	$159,746
Cost of services	69,319	66,561	136,376	130,737

Gross profit	16,948	16,971	29,169	29,009

Selling, general and administrative expenses (including $0.5 million and $1.3 million of share based compensation expense for three and six months ended June 30, 2006, respectively, none in 2005)	7,582	5,390	16,353	11,559
Transaction costs and expenses	316	1,517	316	1,517
Stock option redemptions and transaction bonuses	—	6,805	—	6,805
Gain on sale of assets	(154)	(129)	(189)	(205)

Income from operations	9,204	3,388	12,689	9,333
Other expense:
Interest expense	5,346	6,086	10,614	12,601
Interest income	(137)	—	(292)	—
Debt extinguishment costs	—	19,487	—	19,487
Other expense (income), net	(350)	62	(671)	59

Total other expense, net	4,859	25,635	9,651	32,147

Income (loss) before provision for income taxes	4,345	(22,247)	3,038	(22,814)
Provision (benefit) for income taxes	1,822	(8,348)	1,276	(8,575)

Net income (loss) before preferred stock dividends	2,523	(13,899)	1,762	(14,239)
Preferred stock dividends	—	7,315	—	9,587

Net income (loss) applicable to common stock	$2,523	$(21,214)	$1,762	$(23,826)

Earnings (loss) per share:
Basic net earnings (loss) per share	$0.03	$(0.84)	$0.02	$(1.05)

Diluted net earnings (loss) per share	$0.03	$(0.84)	$0.02	$(1.05)

Weighted average shares outstanding:
Weighted average shares outstanding for basic earnings per share calculation	75,214,144	25,334,290	74,075,233	22,691,916
Effect of dilutive stock options	1,322,275	—	668,080	—
Effect of dilutive restricted stock	62,728	—	31,364	—

Weighted average shares outstanding for diluted earnings per share	76,599,147	25,334,290	74,774,667	22,691,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS EXCEPT SHARE DATA)

						Accumulated
			Unearned	Additional		Other
	Common Stock		Restricted	Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Stock	Capital	Deficit	Income	Total	Income(Loss)
BALANCE, January 1, 2006	72,813,378	$146	$(404)	$197,453	$(13,525)	$484	$184,154
Reclassification of unearned restricted stock due to adoption of accounting principle	—	—	404	(404)	—	—	—	—
Change in other comprehensive income related to change in the fair value of derivatives, net of tax of $793	—	—	—	—	—	1,185	1,185	$1,185
Common stock cash dividends	—	—	—	(13,703)	—	—	(13,703)	—
Stock dividends	284,806	1	—	(1)	—	—	—	—
Exercise of options.	189,444	—	—	488	—	—	488	—
Issuance of restricted stock	321,154	—	—	327	—	—	327	—
Forfeiture of restricted stock	(4,489)	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	108	—	—	108	—
Issuance of common shares, net of issuance costs of $748	4,000,000	8	—	15,844	—	—	15,852	—
Share based compensation on options	—	—	—	823	—	—	823	—
Net income applicable to common stock	—	—	—	—	1,762	—	1,762	1,762

BALANCE, June 30, 2006	77,604,293	$155	$—	$200,935	$(11,763)	$1,669	$190,996	$2,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss) applicable to common stock	$1,762	$(23,826)
Adjustments to reconcile net income applicable to common stock to net cash provided (used) by operating activities:
Preferred stock dividends and warrant accretion	—	9,587
Bad debt expense	300	302
Depreciation and amortization	11,333	10,665
Amortization and write-off of debt financing costs	711	4,919
Provision (benefit) for deferred income taxes	1,203	(8,575)
Shared based compensation expense	1,258	—
Tax benefit from exercise of stock options	—	339
Gain on sale of property, machinery and equipment	(189)	(205)
(Increase) decrease in the following, net:
Accounts receivable	(3,131)	(4,185)
Costs and estimated earnings in excess of billings	6,297	(209)
Prepaid expenses and other current assets	(210)	681
Increase (decrease) in the following, net:
Accrued interest payable	2,550	(3,439)
Accounts payable and accrued expenses and other long-term liabilities	(729)	(10,933)

Net cash provided (used) by operating activities	21,155	(24,879)

Cash flows from investing activities:
Purchase of businesses	(249)	(253)
Purchases of property, machinery and equipment	(24,209)	(9,777)
Proceeds from sale of property, machinery and equipment	627	986
Facility construction funded by restricted cash	—	(1,648)
Decrease in restricted cash for facility construction	—	1,648
Increase in other restricted cash accounts	(615)	(2,323)
Other	—	4

Net cash used by investing activities	(24,446)	(11,363)

Cash flows from financing activities:
Payments of debt	(3,174)	(202,666)
Proceeds from debt	—	189,900
Net increase in bank revolver borrowings	—	19,600
Net decrease in book overdrafts	(379)	(1,539)
Debt issuance costs	(334)	(7,650)
Dividends on common stock	(13,703)	—
Proceeds from equity offering, net	15,852	37,641
Proceeds from exercise of options	488	1,676

Net cash provided (used) in financing activities	(1,250)	36,962

Net increase (decrease) in cash and cash equivalents	(4,541)	720
Cash and cash equivalents, beginning of period	18,571	326

Cash and cash equivalents, end of period	$14,030	$1,046

Schedule of non-cash transactions:
Capital lease agreements entered into for operating and transportation equipment	$1,711	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
  General
     The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc., a Delaware corporation, (“Synagro”) pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of such financial statements for the periods indicated. Certain information relating to Synagro’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, Synagro believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and six months ended June 30, 2006 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Synagro’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The accounting policies followed by the Company in preparing interim consolidated financial statements are consistent with those described in the “Notes to Consolidated Financial Statements” in Synagro’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Synagro and collectively with its subsidiaries (the “Company”) is a national water and wastewater residuals management company serving more than 600 municipal and industrial water and wastewater treatment accounts with operations in 37 states and the District of Columbia. Synagro offers many services that focus on the beneficial reuse of organic nonhazardous residuals resulting from the wastewater treatment process. The Company’s broad range of services include drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, collection and transportation, regulatory compliance, dewatering, and facility cleanout services.
  2006 Secondary Equity Offering
     On May 16, 2006, the Company completed a secondary equity offering at $4.15 per share for 19,129,710 shares of common stock, including 15,129,710 shares held by stockholders for which the Company did not receive any proceeds and 4,000,000 shares issued by the Company. The Company received total net proceeds from the sale of the 4,000,000 shares, after underwriting discounts and commissions and offering expenses, of approximately $16.0 million. The Company expects to use the net proceeds from the offering for working capital and general corporate purposes.
  2005 Recapitalization
     On June 21, 2005, the Company executed a $305 million senior credit agreement (See Note 3), repaid $196.9 million of debt under its previously outstanding senior credit agreement and 9-1/2% senior subordinated notes due 2009, converted all outstanding shares of preferred stock into 41,885,597 shares of common stock, and completed a $160 million offering of 9,302,326 primary and 27,847,674 secondary shares of common stock at an offering price of $4.30 per share. The new credit agreement allows the Company to pay dividends and also resulted in significant cash interest savings when compared to the interest costs of the Company’s previously outstanding senior and subordinated debt. The new credit agreement, debt repayment, preferred stock conversion, and primary and secondary common stock offering are collectively referred to herein as the “Recapitalization”.
     The Company incurred certain costs and write-offs relating to the Recapitalization, including $1.5 million of transaction costs and expenses, $5.5 million for stock option redemptions, $1.3 million for transaction bonuses and $19.5 million of debt extinguishment costs. The $5.5 million charge for stock options redeemed relates to 3,043,000 options that were redeemed for $5.5 million of cash. The Company also recognized as dividends $4.4 million of previously unrecognized accretion on its preferred stock. These costs, write-offs and accretion have been included in the Company’s statements of operations for the three and six months ended June 30, 2005.

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
     In March 2005, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations – An interpretation of FASB Statement No. 143,” was issued. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 was effective for the year ended December 31, 2005, but did not have a material effect on the Company’s financial condition, results of operations or cash flows.
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
     Allowance for Doubtful Accounts — The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Accounts are written off periodically during the year as they are deemed uncollectible when collection efforts have been unsuccessful. The allowance for doubtful accounts was approximately $1.0 million at June 30, 2006 and $1.1 million at December 31, 2005.
     Loss Contracts — The Company evaluates its revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations. An accrual for loss contracts was not required as of June 30, 2006.
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
     Property and Equipment/Long-Lived Assets — Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The carrying amount of an asset (group) is considered impaired if it exceeds the sum of the Company’s estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. The Company did not have any asset impairments under the provisions of SFAS No. 144 during the three and six months ended June 30, 2006.
     The Company regularly incurs costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. The Company has recorded $30.2 million in property and long-term assets related to these activities at June 30, 2006, compared to $12.3 million at December 31, 2005 (approximately $28.3 million and $10.4 million are classified as construction in progress at June 30, 2006 and December 31, 2005, respectively). The increase at June 30, 2006 is primarily a result of the construction on the composting facility in Kern County, California and an incinerator facility upgrade in Woonsocket, Rhode Island. The Company routinely reviews the status of each of these projects to determine if these costs are realizable.
     Goodwill — Goodwill attributable to the Company’s reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually at year end and when factors otherwise indicate that an impairment may have occurred prior to that time. The Company did not have any asset impairments under the provisions of SFAS No. 142 as of June 30, 2006.
     Purchase Accounting — The Company estimates the fair value of assets, including property, machinery and equipment and their related useful lives and salvage values, and liabilities when allocating the purchase price of an acquisition.
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
     Legal and Contingency Accruals — The Company estimates and accrues the amount of probable exposure it may have with respect to litigation, claims and assessments. These estimates are based on management’s assessment of the facts and probabilities of the ultimate resolution of the litigation.
     Derivatives — The Company has entered into various natural gas and interest rate swap and cap and other arrangements to manage its exposure to changes in interest rates and natural gas prices. The Company estimates the fair value at the end of each period of these instruments using market data, information provided by the counterparties to these arrangements and other information, as necessary.
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
     Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.
(2) Costs and Estimated Earnings in Excess of Billings
     Activity of the Company’s costs and estimated earnings in excess of billings consists of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Costs and estimated earnings on contracts in progress	$56,938	$51,709
Less — Billings to date	(48,819)	(37,293)

Costs and estimated earnings in excess of billings on uncompleted contracts	$8,119	$14,416

Current assets	$5,282	$10,579
Non current assets	2,837	3,837

Total	$8,119	$14,416

     Accounts payable includes approximately $4.4 and $9.3 million at June 30, 2006 and December 31, 2005, respectively, for contracts accounted for under the percentage of completion method of accounting, the majority of which is not payable until the Company collects its customer billings on the related contracts.
(3) Long-Term Debt Obligations
     Long-term debt obligations consist of the following:

	JUNE 30,	DECEMBER 31,
	2006	2005
	(in thousands)
$305 million senior credit facility –
Term loans	$210,000	$210,000
Notes payable to former owners	2,706	4,257
Other notes payable	—	7

Total debt	212,706	214,264
Less: Current maturities	(1,105)	(1,776)

Long-term debt, net of current maturities	$211,601	$212,488

  Senior Credit Facility
     On June 21, 2005, the Company closed a $305.0 million new senior secured credit facility (the “Senior Credit Facility”) with a syndicate of financial institutions, including affiliates of Banc of America Securities LLC, Lehman Brothers Inc. and CIBC World Markets Corp. A portion of the proceeds received from the Senior Credit Facility were used to repay the Company’s $150 million amended and restated Senior Credit Agreement, entered into on May 8, 2002 by and among the Company, Bank of America, N.A. and certain other lenders (the “Senior Credit Agreement”).
     The loan commitments under the Senior Credit Facility are as follows:
(i)	Revolving Loan (“Revolver”) up to $95.0 million outstanding at anytime;

(ii)	Term B Loans (which, once repaid, may not be reborrowed) of $210.0 million, including $30.0 million that was borrowed December 2005; and

(iii)	Letters of Credit up to $50.0 million as a subset of the Revolving Loan. At June 30, 2006, the Company had approximately $34.0 million of Letters of Credit outstanding.
     The Revolver has a five-year maturity and the term loans have a seven-year maturity. The Senior Credit Facility is secured by first priority security interests in substantially all of the Company’s assets and those of its subsidiaries (other than assets securing nonrecourse debt) and expires on December 31, 2012. There is no amortization of the term loan. The term loan bears interest at LIBOR or prime rate plus a margin (2.25 percent for Eurodollar loans, and 1.25 percent for base rate loans), and the Revolver bears interest at LIBOR or prime rate plus a margin based on a rate schedule (currently 2.75 percent for Eurodollar loans, and 1.75 percent for base rate loans). As of June 30, 2006, these rates total approximately:

	Eurodollar	Base Rate
Revolver	8.10%	10.00%
Term	7.34%	9.50%
     As of June 30, 2006, the Company did not have any outstanding borrowings on its Revolver .
     A portion of the proceeds from the Senior Credit Facility was used to repay in full indebtedness under the Company’s Senior Credit Agreement and to tender for all of its $150 million of outstanding 9 1/2 percent senior subordinated notes due April 1, 2009 (the “Notes”). The Senior Credit Facility allows the Company to pay a significant portion of its excess cash flow to shareholders through cash dividends provided the Company maintains compliance with certain financial covenants and certain other restrictions.
     The proceeds of the $30.0 million term loan drawn in December 2005 were used to repay revolver borrowings, fund working capital and partially fund new facility construction costs in 2006 and 2007. The Company has several new facilities under development that are scheduled to begin operations in the next 12 months. These new facilities will be operated under long-term contracts. The development of these new facilities is consistent with the Company’s strategy to pursue new facility opportunities that provide long-term, highly predictable cash flows. These facilities include a composting facility in Kern County, California, and an incineration facility upgrade in Woonsocket, Rhode Island.
     The Senior Credit Facility includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Facility. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of June 30, 2006. As of June 30, 2006, the Company had approximately $61.0 million of unused borrowings under the Senior Credit Facility.
     On March 6, 2006, the Company amended its Senior Credit Facility to, among other things, increase the maximum amount of debt permitted under the leverage ratio and to decrease the minimum amount of interest coverage required under the interest coverage ratio.
  Derivatives and Hedging Activities
     Effective June 26, 2006, the Company entered into a new five year natural gas swap on a monthly settlement volume of 10,416 mmbtu’s, whereby each month beginning January 2007, the Company receives the NYMEX price for 10,416 mmbtu’s and pays $8.41 for the 10,416 mmbtu’s. This swap is considered to be a cash flow hedge and accordingly the fair value adjustments will be recorded to Accumulated Other Comprehensive Income. The aggregate asset for the fair value of this agreement was approximately $31,000 at June 30, 2006. Approximately, $18,000, net of tax, has been recorded to Accumulated Other Comprehensive Income for the six month period ended June 30, 2006 in connection with this agreement. This swap expires December 2011.
     Also effective June 26, 2006, the Company entered into a five year three way collar on a monthly settlement volume of 31,250 mmbtu’s, whereby each month beginning January 2007, the Company will receive NYMEX and pay NYMEX unless NYMEX settles below $6.10 per mmbtu and above $8.00 per mmbtu. If NYMEX settles below $6.10 per mmbtu, the Company will pay the difference between NYMEX and $6.10 per mmbtu. If NYMEX settles above $8.00 per mmbtu then the Company will receive the difference between NYMEX and $8.00 up to $10.00 per mmbtu. The Company chose not to designate the arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Income. At June 30, 2006 this collar has a fair market value representing a liability of approximately $0.1 million; accordingly, approximately $0.1 million has been recorded in Other Expense for the six month period ended June 30, 2006. This collar expires December 2011.
     Effective January 31, 2006, the Company entered into an interest rate cap agreement on a notional amount of $124 million whereby it receives three month LIBOR and pays three month LIBOR unless three month LIBOR settles above 5 percent, in such event it would pay 5 percent. The Company paid $174,000 to execute this cap. The Company chose not to designate this arrangement as a hedge. The fair value of the swap was approximately $0.6 million at June 30, 2006; accordingly, the change in the fair value totaling $0.4 million has been recorded to Other Income for the six month period ended June 30, 2006. This agreement expires May 2007.
     Effective July 1, 2005, the Company entered into two interest rate agreements. The first is an interest rate collar agreement on a notional amount of $86.5 million, whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles below 3.52 percent or above 4.50 percent, in either such event the Company would pay 3.52 percent or 4.50 percent, as applicable. The Company chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Income. The fair value of this swap was an asset of approximately $0.4 million at June 30, 2006; accordingly, the change in the fair value of approximately $0.2 million has been recorded in Other Income for the six month period ended June 30, 2006. The swap expires November 2006.
     Also effective July 1, 2005, the Company entered into an interest rate cap agreement on a notional amount of $73.5 million whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 6 percent, in which case the Company would pay 6 percent. The Company paid $220,000 to execute this cap. The Company chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Income. At June 30, 2006, this cap has a fair market value representing an asset of approximately $0.3 million; accordingly, the change in the fair value of approximately $0.1 million has been recorded in Other Income for the six month period ended June 30, 2006. This cap expires May 2009.

     During the second quarter in 2005, the Company entered into three forward starting fixed rate swap agreements that are not effective until November 13, 2006, and mature in May 2010. The notional amount for each fixed rate swap is $28 million, and the fixed rates of interest are 4.69 percent, 4.54 percent, and 4.21 percent. These swaps are considered to be cash flow hedges and accordingly the fair value adjustments will be recorded to Other Comprehensive Income. The aggregate asset for the fair value of these agreements was approximately $2.7 million at June 30, 2006. Approximately $1.2 million, net of tax, has been recorded to Accumulated Other Comprehensive Income for the six month period ended June 30, 2006.
     The Company previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company’s reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $1.2 million is reflected in Other Long-term Liabilities at June 30, 2006. The loss recognized during the period ended June 30, 2006 related to the floating-to-fixed interest rate swap agreement was approximately $0.4 million, while the gain recognized related to the reverse swap agreement was approximately $0.4 million. The amount of the ineffectiveness of the reverse swap agreement charged to Other Expense was approximately $24,000 during the six month period ended June 30, 2006.
(4) Nonrecourse Project Revenue Bonds

	June 30,	December 31,
	2006	2005
	(in thousands)
Maryland Energy Financing Administration Limited Obligation Solid Waste Disposal Revenue Bonds, 1996 series —
Term revenue bond due 2010 at stated interest rate of 6.30%	$16,295	$16,295
Term revenue bond due 2016 at stated interest rate of 6.45%	22,360	22,360

	38,655	38,655

California Pollution Control Financing Authority Solid Waste Revenue Bonds —
Series 2002A — Revenue bonds due 2008 to 2024 at stated interest rates of 4.375% to 5.50%, net of discount of $273 and $285, respectively	19,802	19,790
Series 2002B — Revenue bonds due 2006 at stated interest rate of 4.25%	610	610

	20,412	20,400

Total nonrecourse project revenue bonds	59,067	59,055
Less: Current maturities	(3,480)	(3,480)

Nonrecourse project revenue bonds, net of current maturities	$55,587	$55,575

Amounts recorded in other assets as restricted cash — debt service fund	$8,754	$7,304

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
     At June 30, 2006, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $51.3 million and restricted cash of approximately $8.2 million, of which approximately $7.0 million is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company’s request.
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
     At June 30, 2006, the Sacramento Bonds are partially collateralized by restricted cash of approximately $2.5 million, of which approximately $1.7 million is in a debt service fund that is established to secure certain payments and can be utilized to make the final payment at the Company’s request. The Company is not a guarantor of the Sacramento Bonds or the loan funded by the Sacramento Bonds.
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
     In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. The Company estimated its exposure at approximately $1.0 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company believes accruals of approximately $1.0 million as of June 30, 2006, are adequate to provide for its exposures. The final resolution of these exposures could be substantially different from the amount recorded.
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
(6) Earnings Per Common Share
     Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. For periods in which the Company has reported a cumulative effect of an accounting change, the Company uses income from continuing operations as the “control number” in determining whether potential common shares are dilutive or antidilutive; which means the same number of potential common shares used in computing the diluted per-share amount for income from continuing operations has been used in computing all other reported diluted per-share amounts even if those amounts will be antidilutive to their respective basic per-share amounts. Diluted EPS is computed by dividing net income before preferred stock dividends by the total of the weighted average number of common shares outstanding for the period, the weighted average number of shares of common stock that would be issued assuming conversion of the Company’s preferred stock and other common stock equivalents for options, restricted stock, and warrants outstanding determined using the treasury stock method.
     The following table summarizes the net income and weighted average shares to reconcile basic EPS and diluted EPS for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands except share data)
Net income (loss) applicable to common stock:
Net income (loss) before preferred stock dividends	$2,523	$(13,899)	$1,762	$(14,239)
Preferred stock dividends	—	7,315	—	9,587

Net income (loss) applicable to common stock	$2,523	$(21,214)	$1,762	$(23,826)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.03	$(0.84)	$0.02	$(1.05)

Diluted earnings (loss) per share	$0.03	$(0.84)	$0.02	$(1.05)

Weighted average shares outstanding for basic earnings per share	75,214,144	25,334,290	74,075,233	22,691,916
Effect of dilutive stock options	1,322,275	—	668,080	—
Effect of dilutive restricted stock	62,728	—	31,364	—

Weighted average shares outstanding for diluted earnings per share	76,599,147	25,334,290	74,774,677	22,691,916

     Basic and diluted EPS are the same for the three months ended June 30, 2005 and the six months ended June 30, 2005, because diluted EPS was less dilutive than basic EPS (“antidilutive”). Accordingly, 38,929,610 and 39,972,169 shares representing common stock equivalents have been excluded from the diluted EPS calculations for the three and six months ended June 30, 2005.
(7) Condensed Consolidating Financial Statements
     As discussed in Note 4, as of June 30, 2006, all of the Company’s 100% owned domestic subsidiaries, except the subsidiaries formed to own and operate the compost project in Southern California, South Kern Industrial Center, L.L.C. (See Note 3), the Sacramento biosolids processing facility, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc., (See Note 4) and Philadelphia Biosolids Services, L.L.C. (collectively the “Non-Guarantor Subsidiaries”), are Guarantors of the Notes. Each of the Guarantors is 100% owned by the Company and the guarantees are full, unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheets have been presented as of June 30, 2006 and December 31, 2005. The condensed consolidated statements of operations has also been presented for the three and six month period ended June 30, 2006 and June 30, 2005 and the condensed consolidated statement of cash flows has been presented for the six month period ended June 30, 2006 and June 30, 2005.

CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2006
(Dollars in thousands)

			NON-
		GUARANTOR	GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current Assets:
Cash and cash equivalents	$13,833	$35	$162	$—	$14,030
Restricted cash	—	1,205	810	—	2,015
Accounts receivable, net	—	67,418	1,880	(38)	69,260
Prepaid expenses and other current assets	2,998	18,454	11	—	21,463

Total current assets	16,831	87,112	2,863	(38)	106,768
Property, machinery & equipment, net	—	203,598	38,242	—	241,840
Other Assets:
Goodwill	—	176,446	—	—	176,446
Investments in subsidiaries	113,279	—	—	(113,279)	—
Intercompany	288,213	—	—	(288,213)	—
Restricted cash — construction fund	—	—	—	—	—
Restricted cash — debt service fund	—	7,021	1,733	—	8,754
Other, net	10,725	7,831	2,782	—	21,338

Total assets	$429,048	$482,008	$45,620	$(401,530)	$555,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,105	$—	$—	$1,105
Current maturities of nonrecourse project revenue bonds	—	2,870	610	—	3,480
Current maturities of capital lease obligations	—	3,520	—	—	3,520
Accrued interest payable	3,200	222	90		3,512
Accounts payable and accrued expenses	—	48,597	242	(38)	48,801

Total current liabilities	3,200	56,314	942	(38)	60,418
Long-Term Debt:
Long-term debt obligations, net	210,000	1,601	—	—	211,601
Nonrecourse project revenue bonds, net	—	35,785	19,802	—	55,587
Intercompany	—	287,983	230	(288,213)	—
Capital lease obligations, net	—	11,639	—	—	11,639

Total long-term debt	210,000	337,008	20,032	(288,213)	278,827
Other long-term liabilities	24,852	53	—	—	24,905

Total liabilities	238,052	393,375	20,974	(288,251)	364,150

Stockholders’ Equity:
Capital	201,090	36,339	23,553	(59,892)	201,090
Accumulated deficit	(11,763)	52,294	1,093	(53,387)	(11,763)
Accumulated other comprehensive income	1,669	—	—	—	1,669

Total stockholders’ equity	190,996	88,633	24,646	(113,279)	190,996

Total liabilities and stockholders’ equity	$429,048	$482,008	$45,620	$(401,530)	$555,146

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

CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006
(DOLLARS IN THOUSANDS)

			NON-
		GUARANTOR	GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Revenue	$—	$85,005	$1,299	$(37)	$86,267
Cost of services	—	68,605	751	(37)	69,319

Gross Profit	—	16,400	548	—	16,948

Selling, general and administrative expenses	—	7,580	2	—	7,582
Transaction fees and expenses	316	—	—	—	316
Gain on sale of assets	—	(154)	—	—	(154)

Income from operations	(316)	8,974	546	—	9,204

Other (income) expense:
Interest expense, net	4,278	645	286	—	5,209
Intercompany interest (income) expense	(5,970)	5,970	—	—	—
Equity in earnings of subs	(1,527)	—	—	1,527	—
Other expense, net	(350)	—	—	—	(350)

Total other expense, net	(3,569)	6,615	286	1,527	4,859

Income (loss) before provision (benefit) for income taxes	3,253	2,359	260	(1,527)	4,345
Provision (benefit) for income taxes	730	982	110	—	1,822

Net income (loss) before preferred stock dividends	2,523	1,377	150	(1,527)	2,523
Preferred stock dividends	—	—	—	—	—

Net income (loss) applicable to common stock	$2,523	$1,377	$150	$(1,527)	$2,523

CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006
(DOLLARS IN THOUSANDS)

			NON-
		GUARANTOR	GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Revenue	$—	$163,106	$2,510	$(71)	$165,545
Cost of services	—	135,000	1,447	(71)	136,376

Gross Profit	—	28,106	1,063	—	29,169

Selling, general and administrative expenses	—	16,348	5	—	16,353
Transaction fees and expenses	316	—	—	—	316
Gain on sale of assets	—	(189)	—	—	(189)

Income from operations	(316)	11,947	1,058	—	12,689

Other (income) expense:
Interest expense, net	8,559	1,187	576	—	10,322
Intercompany interest (income) expense	(12,433)	12,432	1	—	—
Equity in loss of subs	691	—	—	(691)	—
Other expense, net	(671)	—	—	—	(671)

Total other expense, net	(3,854)	13,619	577	(691)	9,651

Income (loss) before provision (benefit) for income taxes	3,538	(1,672)	481	691	3,038
Provision (benefit) for income taxes	1,776	(702)	202	—	1,276

Net income (loss) before preferred stock dividends	1,762	(970)	279	691	1,762
Preferred stock dividends	—	—	—	—	—

Net income (loss) applicable to common stock	$1,762	$(970)	$279	$691	$1,762

CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005
(DOLLARS IN THOUSANDS)

			NON-
		GUARANTOR	GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Revenue	$—	$82,444	$1,088	$—	$83,532
Cost of services	—	65,975	586	—	66,561

Gross Profit	—	16,469	502	—	16,971

Selling, general and administrative expenses	—	5,226	2	—	5,228
Transaction fees and expenses	1,517	—	—	—	1,517
Stock option redemptions and transaction bonuses	6,805	—	—	—	6,805
Gain on sale of assets	—	(129)	—	—	(129)
Amortization	—	162	—	—	162

Income from operations	(8,322)	11,210	500	—	3,388

Other (income) expense:
Interest expense, net	5,008	768	310	—	6,086
Interest expense — debt extinguishment costs	19,487	—	—	—	19,487
Intercompany interest (income) expense	(6,497)	6,497	—	—	—
Equity in earnings of subs	(2,508)	—	—	2,508	—
Other expense, net	—	62	—	—	62

Total other expense, net	15,490	7,327	310	2,508	25,635

Income (loss) before provision (benefit) for income taxes	(23,812)	3,883	190	(2,508)	(22,247)
Provision (benefit) for income taxes	(9,913)	1,498	67	—	(8,348)

Net income (loss) before preferred stock dividends	(13,899)	2,385	123	(2,508)	(13,899)
Preferred stock dividends	7,315	—	—	—	7,315

Net income (loss) applicable to common stock	$(21,214)	$2,385	$123	$(2,508)	$(21,214)

CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2005
(DOLLARS IN THOUSANDS)

			NON-
		GUARANTOR	GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Revenue	$—	$157,598	$2,148	$—	$159,746
Cost of services	—	129,590	1,147	—	130,737

Gross Profit	—	28,008	1,001	—	29,009

Selling, general and administrative expenses	—	11,351	10	—	11,361
Transaction fees and expenses	1,517	—	—	—	1,517
Stock option redemptions and transaction bonuses	6,805	—	—	—	6,805
Gain on sale of assets	—	(205)	—	—	(205)
Amortization	—	198	—	—	198

Income from operations	(8,322)	16,664	991	—	9,333

Other (income) expense:
Interest expense, net	10,242	1,738	621	—	12,601
Interest expense — debt extinguishment costs	19,487	—	—	—	19,487
Intercompany interest (income) expense	(12,681)	12,681	—	—	—
Equity in earnings of subs	(1,595)	—	—	1,595	—
Other expense, net	—	59	—	—	59

Total other expense, net	15,453	14,478	621	1,595	32,147

Income (loss) before provision (benefit) for income taxes	(23,775)	2,186	370	(1,595)	(22,814)
Provision (benefit) for income taxes	(9,535)	821	139	—	(8,575)

Net income (loss) before preferred stock dividends	(14,240)	1,365	231	(1,595)	(14,239)
Preferred stock dividends	9,587	—	—	—	9,587

Net income (loss) applicable to common stock	$(23,827)	$1,365	$231	$(1,595)	$(23,826)

CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006
(DOLLARS IN THOUSANDS)

			NON-
		GUARANTOR	GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Cash flows from operating activities:
Net income (loss) applicable to common stock	$1,762	$(970)	$279	$691	$1,762
Adjustments to reconcile net income applicable to common stock to net cash provided by operating activities:
Bad debt expense	—	300	—	—	300
Depreciation and amortization expense	—	10,796	537	—	11,333
Amortization of debt financing costs	699	—	12	—	711
Provision (benefit) for deferred income taxes	1,462	(461)	202	—	1,203
Share based compensation	—	1,258	—	—	1,258
Gain on sale of property, machinery and equipment	—	(189)	—	—	(189)
(Increase) decrease in the following, net:
Accounts receivable	—	(2,193)	(938)	—	(3,131)
Cost in excess of billings	—	6,297	—	—	6,297
Prepaid expenses and other current assets	37	(363)	116	—	(210)
Equity in earnings	691	—	—	(691)	—
Increase (decrease) in the following, net:
Accrued interest payable	2,536	(525)	539	—	2,550
Intercompany advances — trade	(12,433)	12,432	1	—	—
Accounts payable and accrued expenses and other long term liabilities	(1,146)	1,564	(1,147)	—	(729)

Net cash (used in) provided by operating activities	(6,392)	27,946	(399)	—	21,155

Cash flows from investing activities:
Purchase of business	—	(249)	—	—	(249)
Purchase of property, machinery & equipment	—	(10,410)	(13,799)	—	(24,209)
Proceeds from sale of property, machinery & equipment	—	627	—	—	627
(Increase) decrease in other restricted cash accounts	—	(959)	344	—	(615)

Net cash used in investing activities	—	(10,991)	(13,455)	—	(24,446)

Cash flows from financing activities:
Payments of debt	—	(3,174)	—	—	(3,174)
Intercompany notes with subsidiaries	13,780	(13,780)	—	—	—
Capital contributions	(13,712)	—	13,712	—	—
Debt issuance costs	(334)	—	—	—	(334)
Decrease in book overdraft	(379)	—	—	—	(379)
Common stock dividends	(13,703)	—	—	—	(13,703)
Proceeds from equity offering	15,852				15,852
Exercise of options	488	—	—	—	488

Net cash (used in) provided by financing activities	1,992	(16,954)	13,712	—	(1,250)

Net increase (decrease) in cash and cash equivalents	(4,400)	1	(142)	—	(4,541)
Cash and cash equivalents, beginning of period	18,233	34	304	—	18,571

Cash and cash equivalents, end of period	$13,833	$35	$162	$—	$14,030

CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005
(DOLLARS IN THOUSANDS)

			NON-
		GUARANTOR	GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Cash flows from operating activities:
Net income (loss) applicable to common stock	$(23,826)	$1,364	$231	$(1,595)	$(23,826)
Adjustments to reconcile net income applicable to common stock to net cash provided by operating activities:
Preferred stock dividends	9,587	—	—	—	9,587
Bad debt expense	—	302	—	—	302
Depreciation and amortization expense	—	10,131	534	—	10,665
Amortization and write-off of debt financing costs	4,905	—	14	—	4,919
Provision (benefit) for deferred income taxes	(9,535)	821	139	—	(8,575)
Tax benefit from exercise of stock options	339	—	—	—	339
Gain on sale of property, machinery and equipment	—	(205)	—	—	(205)
Equity in earnings	(1,595)	—	—	1,595	—
(Increase) decrease in the following, net:
Accounts receivable	—	(3,929)	(256)	—	(4,185)
Cost in excess of billings	—	(209)	—	—	(209)
Prepaid expenses and other current assets	237	552	(108)	—	681
Increase (decrease) in the following, net:
Accrued interest payable	(3,640)	231	(30)	—	(3,439)
Intercompany advances — trade	(12,681)	12,681	—	—	—
Accounts payable and accrued expenses and other long term liabilities	1,946	(12,824)	(55)	—	(10,933)

Net cash (used in) provided by operating activities	(34,263)	8,915	469	—	(24,879)

Cash flows from investing activities:
Purchase of business	—	(253)	—	—	(253)
Purchase of property, machinery & equipment	—	(8,588)	(1,189)	—	(9,777)
Proceeds from sale of property, machinery & equipment	—	986	—	—	986
Facility construction funded by restricted cash	—	—	(1,648)	—	(1,648)
Decrease in restricted cash for facility construction	—	—	1,648	—	1,648
Increase in other restricted cash accounts	—	(1,088)	(1,235)	—	(2,323)
Other	—	4	—	—	4

Net cash used in investing activities	—	(8,939)	(2,424)	—	(11,363)

Cash flows from financing activities:
Payments of debt	(197,066)	(1,600)	(4,000)	—	(202,666)
Proceeds from debt	189,900	—	—	—	189,900
Net increase in bank revolver borrowings	19,600	—	—	—	19,600
Decrease in book overdrafts	(1,539)	—	—	—	(1,539)
Debt issuance costs	(7,650)	—	—	—	(7,650)
Proceeds from equity offering	37,641	—	—	—	37,641
Intercompany notes with subsidiaries	(1,639)	1,639	—	—	—
Capital contributions	(6,047)	—	6,047	—	—
Exercise of options	1,676	—	—	—	1,676

Net cash provided by financing activities	34,876	39	2,047	—	36,962

Net increase in cash and cash equivalents	613	15	92	—	720
Cash and cash equivalents, beginning of period	99	21	206	—	326

Cash and cash equivalents, end of period	$712	$36	$298	$—	$1,046

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
     Residuals Management Operations include the Company’s business activities that are managed on a geographic basis in the Northeast, Central, South/West regions of the United States. These geographic areas have been aggregated and reported as a segment because they meet the aggregation criteria of SFAS No. 131. Rail Transportation includes the transfer and rail haul of materials across several states where the material is typically either land applied or landfill disposed. Rail Transportation is a separate segment because it is monitored separately and because it only offers long-distance land application and disposal services to its customers. EFD includes construction management activities and first year of operations for certain new processing facilities as well as the marketing and sale of certain pellets and compost fertilizers.
     The Company’s operations by reportable segment are summarized below (in thousands):

	RESIDUALS		ENGINEERING
	MANAGEMENT	RAIL	FACILITIES	CORPORATE/
	OPERATIONS	TRANSPORTATION	DEVELOPMENT	ELIMINATIONS	CONSOLIDATED
Three Months Ended June 30, 2006
Revenue from external services	$71,074	$12,009	$3,184	$—	$86,267
Revenues from other segments	964	94	40	(1,098)	—
Income (loss) from operations	11,420	2,433	(381)	(4,268)	9,204
Three Months Ended June 30, 2005
Revenue from external services	$68,431	$8,639	$6,462	$—	$83,532
Revenues from other segments	499	309	54	(862)	—
Income (loss) from operations	12,887	1,030	68	(10,597)	3,388

	RESIDUALS		ENGINEERING
	MANAGEMENT	RAIL	FACILITIES	CORPORATE/
	OPERATIONS	TRANSPORTATION	DEVELOPMENT	ELIMINATIONS	CONSOLIDATED
Six Months Ended June 30, 2006
Revenue from external services	$136,318	$22,894	$6,333	$—	$165,545
Revenues from other segments	1,269	263	74	(1,606)	—
Income (loss) from operations	18,359	4,373	(973)	(9,070)	12,689
Six Months Ended June 30, 2005
Revenue from external services	$126,722	$15,923	$17,101	$—	$159,746
Revenues from other segments	728	974	54	(1,756)	—
Income (loss) from operations	21,035	1,518	730	(13,950)	9,333
     The accounting policies of the Company’s segments are the same as those described for the Company in Note 1. Revenues from transactions with other segments are based on terms substantially similar to transactions with unrelated third party customers. The following reconciles segment income from operations to the Company’s consolidated income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Segment income from operations	$13,472	$13,985	$21,759	$23,283
Corporate	(4,268)	(10,597)	(9,070)	(13,950)

Income from operations	9,204	3,388	12,689	9,333
Total other expense, net	4,859	25,635	9,651	32,147

Income (loss) before provision (benefit) for income taxes	$4,345	$(22,247)	$3,038	$(22,814)

     Corporate for the three and six months ended June 30, 2005, includes a $1.5 million charge for transaction costs and expenses and $6.8 million for stock option redemptions and transaction bonuses related to the Recapitalization. Total other expenses, net for the three and six months ended June 30, 2005, includes a $19.5 million charge for debt extinguishment costs related to the Recapitalization.

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
     At June 30, 2006, the Company had outstanding stock options granted under the 2000 Stock Option Plan (the “2000 Plan”) and the Amended and Restated 1993 Stock Option Plan (the “1993 Plan”) for officers, directors and key employees of the Company (collectively, the “Option Plans”).
     At June 30, 2006 there were 6.9 million options for shares of common stock reserved under the 2000 Plan for future grants. Effective with the approval of the 2000 Plan, no further grants have been made under the 1993 Plan. The exercise price of options granted shall be at least 100 percent (110 percent for 10 percent or greater stockholders) of the fair value of the Company’s common stock on the date of grant. Options must be granted within ten years from the date of the Plan and become exercisable at such times as determined by the Plan committee. Options are exercisable for no longer than five years for certain ten percent or greater stockholders and for no longer than ten years for others.
     During June 2005, the Company executed the Synagro Technologies, Inc. 2005 Restricted Stock Plan (the “Restricted Plan”) for the benefit of certain named employees. Under the Restricted Plan, and subject to terms and conditions in the Restricted Plan, up to 3.5 million shares of the Company’s common stock were authorized for issuance. Shares, which are granted by the Company’s Compensation Committee, are subject to a vesting schedule. As the vesting dates pass, the restrictions on a proportionate number of shares will lapse, and such shares will be considered to be compensation to the recipient, and may be held or sold at the option of the recipient. Currently, the number of shares granted is based on the outstanding stock options held by the employee under the Company’s stock option plans multiplied by the Company’s dividend rate on its common stock.
     Information related to stock based compensation follows:

	June 30, 2006
	Three Months Ended	Six Months Ended
	(In thousands of dollars,
	except per share data)
Compensation costs recorded for all plans, net of tax expense of $231 and $529, respectively	$316	$730

Impact of adopting SFAS No. 123R:
Reduction in Income from operations	$548	$1,258
Reduction in Income before income tax expense	$548	$1,258
Reduction in Net income	$318	$730
Reduction in Basic and diluted earnings per share	$0.01	$0.01
     SFAS No. 123R requires tax benefits relating to excess stock based compensation deductions over that recognized in expense to be prospectively presented in the Company’s statement of cash flows as financing cash inflows. However, in cases where the Company has a NOL carryforward, SFAS No. 123R states that no amount shall be recorded until the deduction reduces income taxes payable on the basis that cash tax savings have not occurred. Accordingly, for the three and six months ended June 30, 2006, the Company has not reported any excess tax benefits from the settlement (i.e. exercise of options) of stock based compensation as cash provided by financing activities on its statement of cash flows.
     The Company’s policy of meeting the requirements upon exercise of stock options is to issue new shares.
     As of June 30, 2006, there was approximately $3.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a straight line basis over the weighted average vesting period of 3.6 years.

Stock Option Plans
  2000 Plan
     The fair value of each option award granted after December 31, 2005 is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted is derived from the simplified method referred to in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) which represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. For the six months ended June 30, 2006, the Company used the following information related to new option grants.

Expected Volatility	61.0%
Expected Dividend	10.0%
Expected Term (in years)	6.7
Risk Free Rate	5.1%
     The following table provides additional information related to the 2000 Plan:

	For The Six Months Ended June 30, 2006
			Weighted	Weighted
		Weighted	Average	Average	Aggregate
	Number of	Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Life In Years	Value (000's)
Beginning balance	3,799,132	$3.07
Options granted	553,750	$4.18	$1.11	—
Options exercised	(189,444)	$2.62
Options forfeited	(112,300)	$3.16

Total outstanding	4,051,138	$3.24		6.7	$4,677

Options exercisable and vested	2,379,928	$2.91		5.3	$3,625

  1993 Plan
     The following table provides additional information related to the 1993 Plan:

For The Six Months Ended June 30, 2006
			Weighted	Weighted
		Weighted	Average	Average	Aggregate
	Number of	Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Life In Years	Value (000's)
Beginning balance	21,000	$4.46
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—

Total outstanding	21,000	$4.46		3.5	$0.1

Options exercisable and vested	21,000	$4.46		3.5	$0.1

  Other Options
     In addition to options available for issuance under the above plans, the Company has other options outstanding to employees and directors of the Company which were issued at exercise prices equal to the fair market value at the grant date of the options. The following table provides additional information related to the Other stock option plan:

For The Six Months Ended June 30, 2006
			Weighted	Weighted
		Weighted	Average	Average	Aggregate
	Number of	Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Life In Years	Value (000's)
Beginning balance	1,224,160	$2.82
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—

Total outstanding	1,224,160	$2.82		4.0	$1,879

Options exercisable and vested	984,160	$2.89		3.5	$1,435

     The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $0.1 million and $0.5 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $0.3 million and $0.8 million, respectively. Cash received from option exercises under all share-based payment arrangements for the three and six months ended June 30, 2006 was approximately $0.1 million and $0.5 million, respectively. There was no tax benefit realized for the tax deductions resulting from option exercises of share-based payment arrangements for the three months and six months ended June 30, 2006.
     Upon adoption of SFAS No. 123R on January 1, 2006, amounts previously recorded in equity under Accounting Principles Board Opinion No. 25 (“Opinion No. 25”) at December 31, 2005 related to unearned compensation for restricted stock awards have been reversed against paid in capital and will be expensed over the requisite service period in accordance with SFAS No. 123R.
     Expense related to shares of restricted stock is recorded straight line over the longest vesting tranche in accordance with the provisions of SFAS No. 123R. The following table provides additional information related to the Company’s Restricted Plan:

Number of Shares
Nonvested at December 31, 2005	100,777
Granted	66,429
Vested	(39,939)
Forfeited	(4,489)

Nonvested at March 31, 2006	122,778

Granted	254,725
Vested	(56,776)
Forfeited	—

Nonvested at June 30, 2006	320,727

     The weighted average grant date fair value for the restricted stock granted was $4.30 and $4.40 per share for the three and six months ended June 30, 2006. Fair value was determined using the closing price on the day prior to the date of grant. The total fair value of shares vested was approximately $0.5 million and $0.7 million for the three and six months ended June 30, 2006.
  Prior to January 1, 2006
     Prior to January 1, 2006, the Company accounted for equity-based compensation using the intrinsic method prescribed in Opinion No. 25. As required by SFAS No. 123R, the Company has disclosed below the effect on net loss and loss per share on equity-based employee compensation, including stock options, that would have been recorded using the fair value based method for the three and six months ended June 30, 2005.

	June 30, 2005
	Three Months	Six Months
	Ended	Ended
Net loss applicable to common stock, as reported	$(21,214)	$(23,826)
Plus: Option redemptions, net of tax	3,404	3,404
Less: Compensation expense per SFAS 123, net of tax	1,091	1,351

Pro forma net loss	$(18,901)	$(21,773)

Loss per share:
Diluted loss per share, as reported	$(0.84)	$(1.05)

Pro forma loss per share after effect of SFAS 123	$(0.75)	$(0.96)

     The weighted average fair values of options granted during fiscal year 2005 were determined using the Black-Scholes option valuation method assuming no expected dividends. The expected term was calculated using the simplified method referred to in SAB No. 107. Other assumptions used are as follows:

	June 30, 2005
	Three Months	Six Months
	Ended	Ended
Risk-free interest rate	4.1%	4.1%
Expected volatility	265.0%	264.0%
Expected term in years	6.37	6.37
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

     The Company’s percentage of revenue by type is summarized below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Contract	83%	84%	84%	82%
Purchase order	2%	3%	2%	3%
Product sales	4%	3%	3%	3%
Design/build construction	0%	5%	1%	8%
Event	11%	5%	10%	4%

	100%	100%	100%	100%

     Revenues under our facilities operations and maintenance contracts are recognized either when wastewater residuals enter the facility or when the residuals have been processed, depending on the contract terms. All other revenues under service contracts are recognized when the service is performed. Revenues from design/build construction projects and multi-year clean out projects are accounted for under the percentage-of-completion method of accounting. We provide for losses in connection with long-term contracts where an obligation exists to perform services and it becomes evident that the projected contract costs will exceed the related revenue.
     Our costs relating to service contracts include processing, transportation, spreading and disposal costs, and depreciation of operating assets. Our spreading, transportation and disposal costs can be adversely affected by unusual weather conditions and unseasonably heavy rainfall, which can temporarily reduce the availability of land application. Material must be transported to either a permitted storage facility (if available) or to a local landfill for disposal. In either case, this results in additional costs for transporting, storage and disposal of the biosolid materials versus land application in a period of normal weather conditions. Processing and transportation costs can also be adversely impacted by higher fuel costs. In order to manage this risk at processing facilities, we generally enter into contracts that pass-through fuel cost increases to the customer, or for contracts without pass-through provisions, we from time to time lock in our fuel costs with our fuel suppliers for terms ranging from twelve to twenty-four months. We have locked in 84 percent of our natural gas unit costs for 2006 for which we do not have contractual pass-through agreements. We have also entered into financial derivative transactions to reduce our exposure to changes in NYMEX price for natural gas beginning January 2007 through December 2011. We have also locked in 60 percent of our electricity costs on contracts that do not have contractual pass-through agreements through December 2010. We continuously review various hedging strategies and plant efficiency opportunities to mitigate this risk going forward, but do expect natural gas costs will remain high throughout 2006. We subcontract a significant portion of our transportation requirements to numerous contractors, which enables us to minimize the impact of changes in fuel costs for over the road equipment. We have also periodically implemented temporary fuel surcharges with selected customers. Our costs relating to construction contracts primarily include subcontractor costs related to design, permit and general construction. Our selling, general and administrative expenses are comprised of accounting, information systems, marketing, legal, human resources, regulatory compliance, and regional and executive management costs.
     Consistent with historical operating trends, we generally expect to report lower profits during the first and fourth calendar quarters than the second and third quarters as seasonal weather conditions prevent us from handling and processing customer materials in several geographic markets. Unseasonable or unusual weather conditions may materially impact our results of operations and cash flow during the affected period.
     Our management reviews and analyzes several trends and key performance indicators in order to manage our business. Since approximately 90 percent of our revenues are generated from municipal water and wastewater plants, we monitor trends involving municipal generators, including, among other things, aging infrastructure, technology advances, and regulatory activity in the water and wastewater residuals management industry. We use this information to anticipate upcoming growth opportunities, including new facility growth opportunities similar to the Sacramento, California and Pinellas County, Florida dryer projects that we started over the past three years. We also use this information to manage potential business risks such as increased regulatory pressure or local public opposition to residuals management programs. On an ongoing basis, our management also considers several variables associated with the ongoing operations of the business, including, among other things:

-	new sales (including the mix of contract and event sales) and existing business retention objectives necessary to maintain our high percentage of contract and other recurring revenues;

-	storage and permitted landbase available to efficiently manage land application of biosolids, especially during inclement weather patterns;

-	regulatory and permit compliance requirements and safety programs and initiatives specific to our business; and

-	reviewing and monitoring utility costs, fuel costs, subcontractor transportation costs, equipment utilization and availability, equipment purchasing activity, headcount, field operating overhead and selling, general and administrative expenses.

Historical Results of Operations
     The following table sets forth certain items included in the consolidated financial statements as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Revenue	$86,267	100.0%	$83,532	100.0%	$165,545	100.0%	$159,746	100.0%
Cost of services	69,319	80.4%	66,561	79.7%	136,376	82.4%	130,737	81.8%

Gross profit	16,948	19.6%	16,971	20.3%	29,169	17.6%	29,009	18.2%
Selling, general and administrative expenses	7,582	8.8%	5,390	6.5%	16,353	9.9%	11,559	7.2%
Transaction costs and expenses	316	0.4%	1,517	1.8%	316	0.2%	1,517	1.0%
Stock option redemptions and transaction bonuses	—	0.0%	6,805	8.1%	—	—%	6,805	4.3%
Gain on sale of assets	(154)	(0.2)%	(129)	(0.2)%	(189)	(0.1)%	(205)	(0.1)%

Income from operations	9,204	10.6%	3,388	4.1%	12,689	7.6%	9,333	5.8%

Other (income) expense:
Other (income) expense, net	(350)	(0.4)%	62	0.1%	(671)	(0.4)%	59	0.0%
Debt extinguishment costs	—	—%	19,487	23.3%	—	—%	19,487	12.2%
Interest income	(137)	(0.2)%	—	—%	(292)	(0.2)%	—	—%
Interest expense	5,346	6.2%	6,086	7.3%	10,614	6.3%	12,601	7.9%

Total other expense, net	4,859	5.6%	25,635	30.7%	9,651	5.7%	32,147	20.1%

Income (loss) before provision (benefit) for income taxes	4,345	5.0%	(22,247)	(26.6)%	3,038	1.9%	(22,814)	(14.3)%
Provision (benefit) for income taxes	1,822	2.1%	(8,348)	(10.0)%	1,276	0.8%	(8,575)	(5.4)%

Net income (loss) before preferred stock dividends	2,523	2.9%	(13,899)	(16.6)%	1,762	1.1%	(14,239)	(8.9)%

Preferred stock dividends	—		7,315		—		9,587

Net income (loss) applicable to common stock	$2,523		$(21,214)		$1,762		$(23,826)

     Revenue and income from operations are summarized by reporting segment, as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenue
Residuals Management Operations	$72,038	$68,930	$137,587	$127,450
Rail Transportation	12,103	8,948	23,157	16,897
Engineering, Facilities, and Development	3,224	6,516	6,407	17,155
Elimination	(1,098)	(862)	(1,606)	(1,756)

	$86,267	$83,532	$165,545	$159,746

Income (loss) from operations
Residuals Management Operations	$11,420	$12,887	$18,359	$21,035
Rail Transportation	2,433	1,030	4,373	1,518
Engineering, Facilities, and Development	(381)	68	(973)	730
Corporate	(4,268)	(10,597)	(9,070)	(13,950)

	$9,204	$3,388	$12,689	$9,333

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     For the three months ended June 30, 2006, revenue was approximately $86.3 million compared to approximately $83.5 million for the three months ended June 30, 2005, representing an increase of approximately $2.8 million, or 3.3 percent. Contract revenues increased $2.1 million due primarily to a $1.4 million increase in revenue from the startup of the Central Valley compost and Providence Soils dewatering facilities, a new disposal contract that started in the third quarter of 2005, and other volume changes. Event revenues increased $5.2 million due primarily to $0.5 million of revenue generated on a large clean water lagoon clean-out project that is being completed over a two year period, $0.7 million of emergency digester clean-out work, $1.3 million on a soil disposal project, and other volume changes. Design build construction revenues decreased $4.1 million primarily due to the decrease in construction revenue on the Honolulu dryer facility project that has been substantially completed.
     Our Residuals Management Operations segment revenues for the three months ended June 30, 2006, increased approximately $3.1 million, or 4.5 percent, to $72.0 million compared to $68.9 million for the three months ended June 30, 2005 due primarily to the start up of new facility projects described above, an increase in other contract revenues, and the increases in event work described above. Our Rail Transportation segment revenues for the three months ended June 30, 2006 increased approximately $3.2 million or 3.6 percent to $12.1 million for the three months ended June 30, 2006 compared to $8.9 million for the three months ended June 30, 2005 due primarily to an increase in volume under contracted land application and disposal services contracts, a new disposal contract, and an increase in event work. Our Engineering, Facilities, and Development segment revenues for the three months ended June 30, 2006, decreased approximately $3.3 million to $3.2 million compared to $6.5 million for the three months ended June 30, 2005 due primarily to the decrease in construction revenue on the Honolulu dryer facility project that has been substantially completed.
     Gross profit for the three months ended June 30, 2006 decreased by $0.1 million to $16.9 million compared to approximately $17.0 million for the three months ended June 30, 2005. Gross profit as a percentage of revenue decreased to 19.6 percent in 2006 from 20.3 percent in 2005. Gross profit was affected primarily by revenue mix changes associated with the increase in higher margin contract and event work and the decrease in lower margin design build construction work, which was offset by expected higher fuel and utility costs, an increase in repairs expense, and a $0.4 million increase in depreciation expense.
     Transaction costs and expenses and stock option redemptions and transaction bonuses decreased by $8.0 million to $0.3 million for the three months ended June 30, 2006, compared to $8.3 million for the three months ended June 30, 2005. During the second quarter of 2006, we expensed $0.3 million of transaction costs related to the sale of common stock held by selling shareholders where we received no proceeds, compared to $8.3 million expended as a result of the Recapitalization in the second quarter of 2005.
     Selling, general and administrative expenses were approximately $7.6 million, or 8.8 percent of revenue, for the three months ended June 30, 2006, compared to approximately $5.4 million, or 6.5 percent of revenue, an increase of $2.2 million for the three months ended June 30, 2005. The increase in general and administrative expense is primarily due to $0.5 million of non-cash expense for share based compensation expense related to the issuance of restricted stock and the implementation of SFAS No. 123R in January 2006 (which requires that we expense the fair value of employee stock options over the related service period) and a $1.4 million favorable litigation reserve adjustment that occurred in the second quarter of 2005.
     As a result of the foregoing, income from operations for the three months ended June 30, 2006, was approximately $9.2 million, or 10.6 percent of revenue, compared to approximately $3.4 million, or 4.1 percent of revenue, an increase of $5.8 million for the three months ended June 30, 2005. Our Residuals Management Operations segment income from operations for the three months ended June 30, 2006, totaled approximately $11.4 million compared to $12.9 million for the same period in 2005 due primarily to the positive impact of revenue mix changes, offset by higher fuel and utility costs and an increase in repair costs. Our Rail Transportation segment income from operations increased from $1.0 million in the three months ended June 30, 2005 to $2.4 million in the same period in 2006 due primarily to higher volumes and related improved equipment utilization as well as improved pricing on existing contracts. Our Engineering, Facilities, and Development segment loss from operations decreased $0.4 million to a loss of $0.4 million for the three months ended June 30, 2006 due primarily to the decrease in construction revenues described above. The decrease in corporate loss from operations of $10.6 million for the period ended June 30, 2005 to a loss of $4.3 million in the same period of 2006, primarily relates to the $8.0 million decrease in transaction costs and expenses and stock option expenses and transaction bonuses described above, partially offset by the $1.4 million favorable reserve adjustment in 2005 described above.
     Other expense, net, for the three months ended June 30, 2006, was approximately $4.9 million compared to approximately $25.6 million for the three months ended June 30, 2005, representing a decrease of approximately $20.7 million primarily due to the $19.5 million of debt extinguishment costs, a $0.7 million decrease in interest expense associated with the Recapitalization in the second quarter of 2005 and $0.4 million of income related to gains on financial derivatives not designated as cash flow hedges that manage exposure for changes in interest rates and natural gas prices.

     For the three months ended June 30, 2006, we recorded a provision for income taxes of approximately $1.8 million compared to a benefit of $8.3 million for the three months ended June 30, 2005. Our effective tax rate was approximately 42 percent in the three months ended June 30, 2006 compared to 37.5 percent in the three months ended June 30, 2005. The increase in the effective tax rate is primarily related to permanent differences for state taxes, meals and entertainment and similar items that are not deductible for federal purposes and therefore reduce the benefit recognized when loss periods occur (i.e. the three months ended June 30, 2005). Our provision for income taxes differs from the federal statutory rate primarily due to state income taxes. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset current taxable income.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     For the six months ended June 30, 2006, revenue was approximately $165.5 million compared to approximately $159.7 million for the six months ended June 30, 2005, an increase of approximately $5.8 million, or 3.6 percent. Contract revenues increased $8.3 million due primarily to a $2.7 million increase in revenue from the startup of the Central Valley compost and Providence Soils dewatering facilities, a $2.5 million increase related to a disposal contract that started in the third quarter of 2005, and other volume changes. Event revenues increased $9.4 million due primarily to $2.4 million of revenue generated on a large clean water lagoon clean-out project that is being completed over a two year period, $2.0 million of emergency digester clean-out work, $1.8 million on a soil disposal project and other volume changes. Design build construction revenues decreased $11.9 million primarily due to the decrease in construction revenue on the Honolulu dryer facility project that has been substantially completed.
     Our Residuals Management Operations segment revenues for the six months ended June 30, 2006, increased approximately $10.1 million or 8.0 percent to $137.6 million compared to $127.5 million for 2005 due primarily to the start up of new facility projects described above, an increase in other contract revenues, and the increases in event work described above. Our Rail Transportation segment revenues for the six months ended June 30, 2006, increased approximately $6.3 million or 37 percent to $23.2 million compared to $16.9 million for 2005 due primarily to an increase in volume under contracted land application and disposal services contracts, a new disposal contract, and an increase in event work. Our Engineering, Facilities, and Development segment revenues for the six months ended June 30, 2006, decreased approximately $10.8 million to $6.4 million compared to $17.2 million for 2005 due primarily to the decrease in construction revenue on the Honolulu dryer facility project that has been substantially completed.
     Gross profit for the six months ended June 30, 2006, was approximately $29.2 million compared to approximately $29.0 million for the six months ended June 30, 2005, an increase of $0.2 million. Gross profit as a percentage of revenue decreased to 17.6 percent in 2006 from 18.2 percent in 2005. This decrease in gross profit and gross profit margin is a result of revenue mix changes associated with the increase in higher margin contract and event work and the decrease in lower margin design build construction work, partially offset by expected higher fuel and utility costs, an increase in repairs expense, and a $0.8 million increase in depreciation expense.
     Transaction costs and expenses and stock option redemptions and transaction bonuses decreased by $8.0 million to $0.3 million for the six months ended June 30, 2006, compared to $8.3 million for the six months ended June 30, 2005. During the first half of 2006, we expensed $0.3 million of transaction costs related to the sale of common stock held by selling shareholders in which we received no proceeds, compared to $8.3 million expended as a result of the Recapitalization in the first half of 2005.
     Selling, general and administrative expenses for the six months ended June 30, 2006 increased $4.8 million to approximately $16.4 million compared to $11.6 million for the same period in 2005. The increase in general and administrative expense is primarily due to $1.3 million of non-cash expense for share based compensation expense related to the issuance of restricted stock and the implementation of SFAS 123R in January 2006 (which requires that we expense the fair value of employee stock options over the related service period), $0.9 million of costs related to the completion of the 2005 audit, including the external audit of internal controls required by Section 404 of the Sarbanes-Oxley Act, a $1.4 million positive litigation reserve adjustment that occurred in the second quarter of 2005, and $0.3 million of severance costs related to changes in regional management, and an increase in commission and other changes in the first half of 2006.
     As a result of the foregoing, income from operations for the six months ended June 30, 2006 was approximately $12.7 million compared to approximately $9.3 million for the six months ended June 30, 2005. Our Residuals Management Operations segment income from operations for the six months ended June 30, 2006, totaled approximately $18.4 million compared to $21.0 million for 2005 due primarily to the positive impact of revenue mix changes, offset by higher fuel and utility costs, and an increase in repair costs. Our Rail Transportation segment income from operations increased from $1.5 million in 2005 to $4.4 million in 2006 due primarily to higher volumes and related improved equipment utilization as well as improved pricing on existing contracts. Our Engineering, Facilities, and Development segment income from operations decreased $1.7 million in 2006 to a loss of $1.0 million in 2006 due primarily to the decrease in construction revenues described above. The increase in corporate loss from operations from a loss of $14.0 million in 2005 to a loss of $9.1 million in 2006, primarily relates to the $8.0 million decrease in transaction costs and expenses and stock option expenses and transaction bonuses described above, partially offset by the $1.4 million favorable reserve adjustment in 2005 described above.
     Other expense, net, was approximately $9.7 million for the six months ended June 30, 2006, compared to approximately $32.1 million for the six months ended June 30, 2005, representing a decrease in other expense of approximately $22.4 million. The decrease is primarily due to $19.5 million in debt extinguishment costs, a $2.0 million decrease in interest expense associated with the Recapitalization, and an increase in other income of $0.7 million related to gains on financial derivatives not designated as cash flow hedges that were entered into to manage exposure for changes in interest rate and natural gas prices.
     For the six months ended June 30, 2006, we recorded a provision for income taxes of approximately $1.3 million compared to a benefit of $8.6 million for the six months ended June 30, 2005. Our effective tax rate was approximately 42 percent in the first six months of 2006 compared to 38 percent in the first six months of 2005. The increase in the effective tax rate is primarily related to permanent differences for state taxes, meals and entertainment and similar items that are not deductible for federal purposes and therefore reduce the benefit recognized when loss periods occur (i.e. the six months ended June 30, 2005). Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset future taxable income.
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
  Historical Cash Flows
     Cash Flows from Operating Activities — For the six months ended June 30, 2006, cash flows provided in operating activities were approximately $21.2 million compared to cash flow used of approximately $24.9 million for the same period in 2005, an increase of approximately $46.0 million. The increase primarily relates to a $25.6 million increase in net income applicable to common stock primarily resulting from transaction costs of $1.5 million, transaction bonuses and stock option redemptions of $6.8 million and debt extinguishment costs of $19.5 million. In addition, we had a decrease in cash required by working capital of $22.9 million, due to $6.5 million of cash generated from reductions in cost and earnings in excess of billings, $10.2 million of cash generated from increases in accounts payables, and $6.0 million of cash generated from changes in accrued interest. The improvement in payables primarily relates to a significant use of payables in the prior year following the Recapitalization.
     Cash Flows from Investing Activities — For the six months ended June 30, 2006, cash flows used by investing activities were approximately $24.4 million compared to approximately $11.4 million for the same period in 2005. This increase is due primarily to a $14.4 million increase in capital expenditures. The Company expended $20.7 million in the first half of 2006 on new facility construction projects, compared to $2.8 million in the first half of 2005. Such increases in new facility spending were partially offset by spending decreases on other capital projects.
     Cash Flows from Financing Activities — For the six months ended June 30, 2006, cash flows used in financing activities were approximately $1.3 million compared to cash flows provided of approximately $37.0 million for the same period in 2005, a decrease of approximately $38.2 million. The decrease primarily relates to a decrease in proceeds from equity offerings from $37.6 million in 2005 to $15.9 million in 2006, an increase in cash dividend payments to $13.7 million in 2006 compared to none in the first half of 2005, and other changes in debt and debt issuance costs (including the repayment of debt and debt issuance costs and the refinancing of debt related to the Recapitalization summarized in Note 1 in 2005).

  Capital Expenditure Requirements
     Capital expenditures for the six months ended June 30, 2006, totaled approximately $24.2 million compared to approximately $9.8 million in the same period of 2005, which included $20.7 million and $2.8 million for new facilities construction for the six months ended June 30, 2006 and 2005, respectively. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments and growth. We expect our capital expenditures for 2006 to be approximately $50.0 million, including new facility capital spending of $43.0 million.
  Debt Service Requirements
     Senior Credit Facility
     On June 21, 2005, we executed our Senior Credit Facility with a syndicate of financial institutions, including affiliates of Banc of America Securities LLC, Lehman Brothers Inc. and CIBC World Markets Corp. A portion of the proceeds received from the Senior Credit Facility were used to repay our $150 million amended and restated Senior Credit Agreement, entered into on May 8, 2002 by and among us, Bank of America, N.A. and certain other lenders.
     The loan commitments under the Senior Credit Facility are as follows:
(i)	Revolving Loan up to $95.0 million outstanding at anytime;

(ii)	Term B Loans (which, once repaid, may not be reborrowed) of $210.0 million, including $30.0 million that was borrowed in December 2005; and

(iii)	Letters of Credit up to $50.0 million as a subset of the Revolving Loan. At June 30, 2006, we had approximately $34.0 million of Letters of Credit outstanding.
     The Revolver has a five-year maturity and the term loans have a seven-year maturity. The Senior Credit Facility is secured by first priority security interests in substantially all of our assets and those of our subsidiaries (other than assets securing nonrecourse debt) and expires on December 31, 2012. There is no amortization of the term loan. The term loan bears interest at LIBOR or prime rate plus a margin (2.25 percent for Eurodollar loans, and 1.25 percent for base rate loans), and the Revolver bears interest at LIBOR or prime rate plus a margin based on a rate schedule (currently 2.75 percent for Eurodollar loans, and 1.75 percent for base rate loans). As of June 30, 2006, these rates total approximately:

	Eurodollar	Base Rate
Revolver	8.10%	10.00%
Term	7.34%	9.50%
     As of June 30, 2006, we did not have any outstanding borrowings on the Revolver .
     A portion of the proceeds from the Senior Credit Facility was used to repay in full indebtedness under our Senior Credit Agreement and to tender for all of our Notes. The Senior Credit Facility allows us to pay a significant portion of our excess cash flow to shareholders through cash dividends provided we maintain compliance with certain financial covenants and certain other restrictions.
     The proceeds of the $30.0 million term loan drawn in December 2005 were used to repay revolver borrowings, fund working capital, and partially fund new facility construction costs in 2006 and 2007. We have several new facilities under development that are scheduled to begin operations in the next 12 months. These new facilities will be operated under long-term contracts. The development of these new facilities is consistent with our strategy to pursue new facility opportunities that provide long-term, highly predictable cash flows. These facilities include a composting facility in Kern County, California, and an incineration facility upgrade in Woonsocket, Rhode Island.
     The Senior Credit Facility includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Facility. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. We were in compliance with those covenants as of June 30, 2006. As of June 30, 2006, we had approximately $61.0 million of unused borrowings under the Senior Credit Facility.
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
  Notes Payable to Sellers of Acquired Businesses
     In connection with previous acquisitions, we have approximately $2.7 million in notes payable with certain former owners which includes payments for contingent considerations. The notes payable are due over three remaining years in installments with interest payable at annual rates ranging from 5 percent to 8 percent.
  Future Minimum Principal Payments of Debt
     At June 30, 2006, future minimum principal payments of long-term debt, nonrecourse project revenue bonds (See Note 4), capital lease obligations, estimated interest expense on debt, operating lease obligations and purchase commitments are as follows (in thousands):

		Nonrecourse	Capital
	Long-Term	Project	Lease	Estimated	Operating	Purchase
Year Ended December 31,	Debt	Revenue Bonds	Obligations	Interest	Leases	Commitments	Total
2006	$219	$3,480	$1,768	$11,147	$4,721	$4,436	$25,771
2007	1,441	3,710	4,494	20,730	8,943	2,993	42,311
2008	1,047	3,935	5,245	20,025	7,442	2,993	40,687
2009	—	4,165	2,089	19,548	6,361	2,993	35,156
2010	—	4,420	1,134	18,095	5,060	2,993	31,702
2011-2015	210,000	24,005	428	24,047	8,675	—	267,155
2016-2020	—	8,250	—	3,106	1,526	—	12,882
Thereafter	—	7,375	—	1,142	1,263	—	9,780

Total	$212,707	$59,340	$15,158	$117,840	$43,991	$16,408	$465,444

     Interest expense is estimated because certain of our debt has variable interest rates. For purposes of this estimate, variable interest rates as of June 30, 2006 were utilized.
     We have entered into various lease transactions to purchase transportation and operating equipment that have been accounted for as capital lease obligations and operating leases. The capital leases have lease terms of four to six years with interest rates ranging from 4.9 percent to 9.34 percent. The net book value of the equipment related to these capital leases totaled approximately $16.8 million as of June 30, 2006. The operating leases have terms of two to eight years. Additionally, we have guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.2 million as of June 30, 2006 and is included in current liabilities.
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
     We paid a quarterly dividend of $0.10 per share in February and May of 2006 to all shareholders. The cash paid for dividends in February and May of 2006 totaled $13.7 million. We expect to continue to pay quarterly dividends at an annual rate of approximately $0.40 per share, but only if and to the extent dividends are declared by our board of directors and permitted by applicable law and by the terms of our Senior Credit Facility (See Note 3). Dividend payments are not guaranteed and our board of directors may decide, in its absolute discretion, not to pay dividends. Dividends on our common stock are not cumulative.
  Interest Rate Risk
     Total debt at June 30, 2006, included $210.0 million in floating rate debt at a base interest rate plus LIBOR. As a result, our interest cost in 2006 could fluctuate based on short-term interest rates. The impact on annual cash flow of a 10 percent change in the floating rate (i.e. LIBOR) would be approximately $1.0 million, but would currently be substantially offset by savings from interest rate swaps put in place to minimize exposure to future interest rate increases.
  Working Capital
     At June 30, 2006, we had working capital of approximately $46.4 million compared to approximately $56.3 million at December 31, 2005, a decrease of approximately $9.9 million. The decrease in working capital is principally due to a decrease in cash, an decrease in costs and estimated earnings on jobs accounted for under the percentage of completion method of accounting, and an increase in accrued interest.
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
     Information regarding new accounting pronouncements can be found under the “Accounting Pronouncements” section of Note (1) to the Condensed Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  Derivatives and Hedging Activities
     Effective June 26, 2006, we entered into a new five year natural gas swap on a monthly settlement volume of 10,416 mmbtu’s, whereby each month beginning January 2007, we receive the NYMEX price for 10,416 mmbtu’s and pay $8.41 for the 10,416 mmbtu’s. This swap is considered to be a cash flow hedge and accordingly the fair value adjustments will be recorded to Accumulated Other Comprehensive Income. The aggregate asset for the fair value of these agreements was approximately $31,000 at June 30, 2006. Approximately, $18,000, net of tax, has been recorded to Accumulated Other Comprehensive Income for the six month period ended June 30, 2006. This swap expires on December 2011.
     Also effective June 26, 2006, we entered into a five year three way collar on a monthly settlement volume of 31,250 mmbtu’s, whereby each month beginning January 2007, we will receive NYMEX and pay NYMEX unless NYMEX settles below $6.10 per mmbtu and above $8.00 per mmbtu. If NYMEX settles below $6.10 per mmbtu, we will pay the difference between NYMEX and $6.10 per mmbtu. If NYMEX settles above $8.00 per mmbtu then we will receive the difference between NYMEX and $8.00 up to $10.00 per mmbtu. We chose not to designate the arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Income. At June 30, 2006 this collar has a fair market value representing a liability of approximately $0.1 million; accordingly, approximately $0.1 million has been recorded in Other Expense for the six month period ended June 30, 2006. This collar expires December 2011.
     Effective January 31, 2006, we entered into an interest rate cap agreement on a notional amount of $124 million whereby we receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 5 percent, in such event we would pay 5 percent. We paid $174,000 to execute this cap. We chose not to designate this arrangement as a hedge. The fair value of the swap was approximately $0.6 million at June 30, 2006; accordingly, the change in the fair value totaling $0.4 million has been recorded to Other Income for the six month period ended June 30, 2006. This agreement expires May 2007.
     Effective July 1, 2005, we entered into two interest rate agreements. The first is an interest rate collar agreement on a notional amount of $86.5 million, whereby we will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles below 3.52 percent or above 4.50 percent, in either such event we would pay 3.52 percent or 4.50 percent, as applicable. We chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Income. The fair value of this swap was an asset of approximately $0.4 million at June 30, 2006; accordingly, the change in the fair value of approximately $0.2 million has been recorded in Other Income for the six month period ended June 30, 2006. This swap expires November 2006.
     Also effective July 1, 2005, we entered into an interest rate cap agreement on a notional amount of $73.5 million whereby we will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 6 percent in which case we would pay 6 percent. We paid $220,000 to execute this cap. We chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Income. At June 30, 2006, this cap has a fair market value representing an asset of approximately $0.3 million; accordingly, the change in the fair value of approximately $0.1 million has been recorded in Other Income for the six month period ended June 30, 2006. This cap expires May 2009.
     During the second quarter of 2005, we entered into three forward starting fixed rate swap agreements that are not effective until November 13, 2006, and mature in May 2010. The notional amount for each fixed rate swap is $28 million, and the fixed rates of interest are 4.69 percent, 4.54 percent, and 4.21 percent. These swaps are considered to be cash flow hedges and accordingly the fair value adjustments will be recorded to Other Comprehensive Income. The aggregate asset for the fair value of these agreements was approximately $2.7 million at June 30, 2006. Approximately $1.2 million, net of tax, has been recorded to Accumulated Other Comprehensive Income as of June 30, 2006.
     We previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, we entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in our reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $1.2 million is reflected in other long-term liabilities at June 30, 2006. The loss recognized during the period ending June 30, 2006 related to the floating-to-fixed interest rate swap agreement was approximately $0.4 million, while the gain recognized related to the reverse swap agreement was approximately $0.4 million. The amount of the ineffectiveness of the reverse swap agreement charged to Other Expense was approximately $24,000 for the period ended June 30, 2006.

  Interest Rate Risk
     Total debt at June 30, 2006, included approximately $210.0 million in floating rate debt at a base interest rate plus LIBOR. As a result, our interest cost in 2006 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10 percent change in the floating rate (i.e. LIBOR) would be approximately $1.0 million, but would currently be substantially offset by savings from interest rate swaps put in place to minimize exposure to future interest rate increases.
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
ITEM 1A. Risk Factors
     There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A.Risk Factors” of the 2005 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders,
     On May 24, 2006, the annual meeting of the stockholders was held, at which the items for voting were the election of directors and a stockholder proposal requesting an environmental study at our NYOFCO facility in the Hunts Point area of the Bronx, New York. The voting results are set forth below.
Election of Directors:

Director	Votes For	Votes Withheld
Ross M. Patten	51,325,159	14,388,827
Robert C. Boucher, Jr.	51,310,039	14,403,947
David A. Donnini	42,569,119	23,144,867
Vincent J. Hemmer	48,980,934	16,733,052
James B. Mattly	65,066,585	647,401
Gene Meredith	64,856,841	857,145
George E. Sperzel	49,000,467	16,713,519
Alfred Tyler 2nd	65,044,452	669,534
J. Paul Withrow	49,017,907	16,696,079
Stockholder proposal requesting an environmental study at our NYOFCO facility:

Votes For: 10,422,218	Votes Against: 22,557,253	Broker Non-Votes: 32,734,515
ITEM 6. Exhibits
     Exhibit Index
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAGRO TECHNOLOGIES, INC.
Date: August 8, 2006	By:	/s/ Robert C. Boucher, Jr.
Chief Executive Officer and Director

Date: August 8, 2006	By:	/s/ J. Paul Withrow
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer