Form 10-Q
period 2006-09-30
SYNAGRO TECHNOLOGIES INC
filed 2006-11-02
CIK 895565

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006	Commission File Number 0-21054
SYNAGRO TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE	88-0219860
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1800 BERING DRIVE, SUITE 1000
HOUSTON, TEXAS	77057
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 2, 2006

Common stock, par value $.002	77,695,994

SYNAGRO TECHNOLOGIES, INC.

SYNAGRO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	September 30,	December 31,
	2006	2005
	(UNAUDITED)	(DERIVED FROM
		AUDITED FINANCIAL
		STATEMENTS)
ASSETS
Current Assets:
Cash and cash equivalents	$1,161	$18,571
Restricted cash	4,308	2,444
Accounts receivable, net	69,874	66,429
Costs and estimated earnings in excess of billings	3,332	10,579
Prepaid expenses and other current assets	18,447	15,168

Total current assets	97,122	113,191
Property, machinery & equipment, net	245,932	227,678
Other Assets:
Costs and estimated earnings in excess of billings	4,784	3,837
Goodwill	176,445	176,196
Restricted cash — construction fund	—	406
Restricted cash — debt service fund	9,476	7,304
Other, net	14,453	14,694

Total assets	$548,212	$543,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,190	$1,776
Current maturities of nonrecourse project revenue bonds	3,480	3,480
Current maturities of capital lease obligations	3,682	3,175
Accrued interest payable	4,556	962
Accounts payable and accrued expenses	46,244	47,539

Total current liabilities	59,152	56,932
Long-Term Debt:
Long-term debt obligations, net	211,324	212,488
Nonrecourse project revenue bonds, net	55,593	55,575
Capital lease obligations, net	10,924	11,888

Total long-term debt	277,841	279,951
Other long-term liabilities	25,357	22,269

Total liabilities	362,350	359,152

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.002 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.002 par value, 100,000,000 shares authorized, 77,694,994 and 72,813,378 shares issued and outstanding in 2006 and 2005, respectively	155	146
Unearned restricted stock	—	(404)
Additional paid in capital	193,984	197,453
Accumulated deficit	(8,753)	(13,525)
Accumulated other comprehensive income	476	484

Total stockholders’ equity	185,862	184,154

Total liabilities and stockholders’ equity	$548,212	$543,306

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$91,071	$88,238	$256,616	$247,984
Cost of services	72,091	70,495	208,467	201,232

Gross profit	18,980	17,743	48,149	46,752

Selling, general and administrative expenses (including $0.8 million and $2.1 million of share based compensation expense for three and nine months ended September 30, 2006, respectively, none in 2005)	7,641	6,417	23,994	17,976
Transaction costs and expenses	—	—	316	1,517
Stock option redemptions and transaction bonuses	—	—	—	6,805
(Gain) loss on sale of assets	30	(2,375)	(159)	(2,580)

Income from operations	11,309	13,701	23,998	23,034
Other expense:
Interest expense	5,388	4,711	16,002	17,312
Interest income	(120)	—	(412)	—
Debt extinguishment costs	—	—	—	19,487
Other expense (income), net	911	(175)	240	(116)

Total other expense, net	6,179	4,536	15,830	36,683

Income (loss) before provision for income taxes	5,130	9,165	8,168	(13,649)
Provision (benefit) for income taxes	2,120	4,027	3,396	(4,548)

Net income (loss) before preferred stock dividends	3,010	5,138	4,772	(9,101)
Preferred stock dividends	—	—	—	9,587

Net income (loss) applicable to common stock	$3,010	$5,138	$4,772	$(18,688)

Earnings (loss) per share:
Basic net earnings (loss) per share	$0.04	$0.07	$0.06	$(0.47)

Diluted net earnings (loss) per share	$0.04	$0.07	$0.06	$(0.47)

Weighted average shares outstanding:
Weighted average shares outstanding for basic earnings per share calculation	77,291,669	72,130,712	75,159,160	39,350,721
Effect of dilutive stock options	1,062,889	1,528,965	787,104	—
Effect of dilutive restricted stock	6,764	—	23,164	—

Weighted average shares outstanding for diluted earnings per share	78,361,322	73,659,677	75,969,428	39,350,721

The accompanying notes are an integral part of these
condensed consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS EXCEPT SHARE DATA)

						Accumulated
			Unearned	Additional		Other
	Common Stock		Restricted	Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Stock	Capital	Deficit	Income	Total	Income(Loss)
BALANCE, January 1, 2006	72,813,378	$146	$(404)	$197,453	$(13,525)	$484	$184,154
Reclassification of unearned restricted stock due to adoption of accounting principle	—	—	404	(404)	—	—	—	—
Change in other comprehensive income related to change in the fair value of derivatives, net of tax of $4	—	—	—	—	—	(8)	(8)	$(8)
Common stock cash dividends	—	—	—	(21,472)	—	—	(21,472)	—
Stock dividends	284,806	1	—	(1)	—	—	—	—
Exercise of options	190,444	—	—	489	—	—	489	—
Issuance of restricted stock	410,855	—	—	522	—	—	522	—
Forfeiture of restricted stock	(4,489)	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	448	—	—	448	—
Issuance of common shares, net of issuance costs of $748	4,000,000	8	—	15,844	—	—	15,852	—
Share based compensation on options	—	—	—	1,105	—	—	1,105	—
Net income applicable to common stock	—	—	—	—	4,772	—	4,772	4,772

BALANCE, September 30, 2006	77,694,994	$155	$—	$193,984	$(8,753)	$476	$185,862	$4,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss) applicable to common stock	$4,772	$(18,688)
Adjustments to reconcile net income applicable to common stock to net cash provided (used) by operating activities:
Preferred stock dividends and warrant accretion	—	9,587
Bad debt expense	450	500
Depreciation and amortization	17,369	15,960
Amortization and write-off of debt financing costs	1,071	5,232
Provision (benefit) for deferred income taxes	3,127	(5,535)
Shared based compensation expense	2,076	—
Tax benefit from exercise of stock options	—	1,176
Gain on sale of property, machinery and equipment	(159)	(2,580)
(Increase) decrease in the following, net:
Accounts receivable	(3,895)	(13,160)
Costs and estimated earnings in excess of billings	6,298	5,407
Prepaid expenses and other current assets	(778)	2,053
Increase (decrease) in the following, net:
Accrued interest payable	3,594	(2,471)
Accounts payable, accrued expenses and other long-term liabilities	(3,488)	(13,364)

Net cash provided (used) by operating activities	30,437	(15,883)

Cash flows from investing activities:
Purchase of businesses	(249)	(253)
Purchases of property, machinery and equipment	(34,110)	(13,914)
Proceeds from sale of property, machinery and equipment	762	4,141
Facility construction funded by restricted cash	—	(1,648)
Decrease in restricted cash for facility construction	—	1,648
Increase in other restricted cash accounts	(3,630)	(3,838)
Other	—	3

Net cash used by investing activities	(37,227)	(13,861)

Cash flows from financing activities:
Payments of debt	(4,244)	(180,318)
Proceeds from debt	—	180,000
Net increase in bank revolver borrowings	—	3,400
Net decrease in book overdrafts	(911)	469
Debt issuance costs	(334)	(7,650)
Dividends on common stock	(21,472)	(7,222)
Proceeds from equity offering, net	15,852	37,641
Proceeds from exercise of options	489	3,348

Net cash provided (used) in financing activities	(10,620)	29,668

Net decrease in cash and cash equivalents	(17,410)	(76)
Cash and cash equivalents, beginning of period	18,571	326

Cash and cash equivalents, end of period	$1,161	$250

Schedule of non-cash transactions:
Capital lease agreements entered into for operating and transportation equipment	$2,036	$—
The accompanying notes are an integral part of these
condensed consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
    General
     The accompanying unaudited, condensed consolidated financial statements have been prepared by Synagro Technologies, Inc., a Delaware corporation (“Synagro”), pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of such financial statements for the periods indicated. Certain information relating to Synagro’s organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. However, Synagro believes that the disclosures herein are adequate to make the information presented not misleading. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of future operating results. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Synagro’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
2006 Secondary Equity Offering
     On May 16, 2006, the Company completed a secondary equity offering at $4.15 per share for 19,129,710 shares of common stock, including 15,129,710 shares held by stockholders for which the Company did not receive any proceeds and 4,000,000 shares issued by the Company. The Company received total net proceeds from the sale of the 4,000,000 shares, after underwriting discounts and commissions and offering expenses, of approximately $16.0 million. The Company used the net proceeds from the offering for working capital and general corporate purposes.
2005 Recapitalization
     On June 21, 2005, the Company executed a $305 million senior credit agreement (See Note 3), repaid $196.9 million of debt under its previously outstanding senior credit agreement and 9-1/2% senior subordinated notes due 2009, converted all outstanding shares of preferred stock into 41,885,597 shares of common stock, and completed a $160 million offering of 9,302,326 primary and 27,847,674 secondary shares of common stock at an offering price of $4.30 per share. The credit agreement allows the Company to pay dividends and also resulted in significant cash interest savings when compared to the interest costs of the Company’s previously outstanding senior and subordinated debt. The credit agreement, debt repayment, preferred stock conversion, and primary and secondary common stock offering referenced in this paragraph, are collectively referred to herein as the “Recapitalization”.
     The Company incurred certain costs and write-offs relating to the Recapitalization, including $1.5 million of transaction costs and expenses, $5.5 million for stock option redemptions, $1.3 million for transaction bonuses and $19.5 million of debt extinguishment costs. The $5.5 million charge for stock options redeemed relates to 3,043,000 options that were redeemed for $5.5 million of cash. The Company also recognized as dividends $4.4 million of previously unrecognized accretion on its preferred stock. These costs, write-offs and accretion have been included in the Company’s statements of operations for the three and nine months ended September 30, 2005.

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
     Allowance for Doubtful Accounts — The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Accounts are written off periodically during the year as they are deemed uncollectible when collection efforts have been unsuccessful. The allowance for doubtful accounts was approximately $0.9 million at September 30, 2006 and $1.1 million at December 31, 2005.
     Loss Contracts — The Company evaluates its revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations. An accrual for loss contracts was not required as of September 30, 2006.
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
     Property and Equipment/Long-Lived Assets — Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The carrying amount of an asset (group) is considered impaired if it exceeds the sum of the Company’s estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. The Company did not have any asset impairments under the provisions of SFAS No. 144 during the three and nine months ended September 30, 2006.
     The Company regularly incurs costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. The Company has recorded $34.7 million in property and long-term assets related to these activities at September 30, 2006, compared to $12.3 million at December 31, 2005 (approximately $32.8 million and $10.4 million are classified as construction in progress at September 30, 2006 and December 31, 2005, respectively). The increase at September 30, 2006 is primarily a result of the construction on the composting facility in Kern County, California and an incinerator facility upgrade in Woonsocket, Rhode Island. The Company routinely reviews the status of each of these projects to determine if these costs are realizable.
     Goodwill — Goodwill attributable to the Company’s reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually at year end and when factors otherwise indicate that an impairment may have occurred prior to that time. The Company did not have any asset impairments under the provisions of SFAS No. 142 as of September 30, 2006.
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
     Derivatives — The Company has entered into various natural gas and interest rate swap and cap agreements and other arrangements to manage its exposure to changes in interest rates and natural gas prices. The Company estimates the fair value at the end of each period of these instruments using market data, information provided by the counterparties to these arrangements and other information, as necessary.
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
     Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.
(2) Costs and Estimated Earnings in Excess of Billings
     Activity of the Company’s costs and estimated earnings in excess of billings consists of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Costs and estimated earnings on contracts in progress	$57,531	$51,709
Less — Billings to date	(49,415)	(37,293)

Costs and estimated earnings in excess of billings on uncompleted contracts	$8,116	$14,416

Current assets	$3,332	$10,579
Non current assets	4,784	3,837

Total	$8,116	$14,416

     Accounts payable includes approximately $1.6 million and $9.3 million at September 30, 2006 and December 31, 2005, respectively, for contracts accounted for under the percentage of completion method of accounting, the majority of which is not payable until the Company collects its customer billings on the related contracts.
(3) Long-Term Debt Obligations
     Long-term debt obligations consist of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
$305 million senior credit facility — Term loans	$210,000	$210,000
Notes payable to former owners	2,514	4,257
Other notes payable	—	7

Total debt	212,514	214,264
Less: Current maturities	(1,190)	(1,776)

Long-term debt, net of current maturities	$211,324	$212,488

    Senior Credit Facility
     On June 21, 2005, the Company closed a $305.0 million senior secured credit facility (the “Senior Credit Facility”) with a syndicate of financial institutions, including affiliates of Banc of America Securities LLC, Lehman Brothers Inc. and CIBC World Markets Corp. A portion of the proceeds received from the Senior Credit Facility were used to repay the Company’s $150 million amended and restated Senior Credit Agreement, entered into on May 8, 2002 by and among the Company, Bank of America, N.A. and certain other lenders (the “Senior Credit Agreement”) and to tender for all of its $150 million of outstanding 9 1/2 percent senior subordinated notes due April 1, 2009 (the “Notes”).
     The loan commitments under the Senior Credit Facility are as follows:
(i)	Revolving Loan (“Revolver”) up to $95.0 million outstanding at anytime;

(ii)	Term B Loans (which, once repaid, may not be reborrowed) of $210.0 million, including $30.0 million that was borrowed in December 2005; and

(iii)	Letters of Credit up to $50.0 million as a subset of the Revolver. At September 30, 2006, the Company had approximately $37.7 million of Letters of Credit outstanding.
     The Revolver has a five-year maturity and the term loans have a seven-year maturity. The Senior Credit Facility is secured by first priority security interests in substantially all of the Company’s assets and those of its subsidiaries (other than assets securing nonrecourse debt) and expires on December 31, 2012. There is no amortization of the term loan. The term loan bears interest at LIBOR or prime rate plus a margin (2.25 percent for Eurodollar loans, and 1.25 percent for base rate loans), and the Revolver bears interest at LIBOR or prime rate plus a margin based on a rate schedule (currently 2.75 percent for Eurodollar loans, and 1.75 percent for base rate loans). As of September 30, 2006, these rates total approximately:

	Eurodollar	Base Rate
Revolver	8.07%	10.00%
Term	7.76%	9.50%
     As of September 30, 2006, the Company did not have any outstanding borrowings on its Revolver.
     The Senior Credit Facility allows the Company to pay a significant portion of its excess cash flow to shareholders through cash dividends provided the Company maintains compliance with certain financial covenants and certain other restrictions.
     The proceeds of the $30.0 million term loan drawn in December 2005 were used to partially fund new facility construction costs in 2006. The Company has several new facilities under development that are scheduled to begin operations in the next 12 months. These new facilities will be operated under long-term contracts. The development of these new facilities is consistent with the

Company’s strategy to pursue new facility opportunities that provide long-term, highly predictable cash flows. These facilities include a composting facility in Kern County, California, and an incineration facility upgrade in Woonsocket, Rhode Island.
     The Senior Credit Facility includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Facility. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of September 30, 2006. As of September 30, 2006, the Company had approximately $57.3 million of unused borrowings under the Senior Credit Facility.
     On March 6, 2006, the Company amended its Senior Credit Facility to, among other things, increase the maximum amount of debt permitted under the leverage ratio and to decrease the minimum amount of interest coverage required under the interest coverage ratio.
    Derivatives and Hedging Activities
     Effective October 6, 2006, the Company entered into an interest rate corridor agreement on a notional amount of $73.5 million whereby the Company will receive the difference between LIBOR and 5.5 percent if LIBOR is between 5.5 and 6.0 percent. The Company paid $129,000 to execute this agreement. This agreement expires May 2009. The Company chose not to designate this agreement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense (Income), net.
     Effective June 26, 2006, the Company entered into a five year natural gas swap on a monthly settlement volume of 10,416 mmbtu’s, whereby each month beginning January 2007, the Company receives the NYMEX price for 10,416 mmbtu’s and pays $8.41 for the 10,416 mmbtu’s. This swap is considered to be a cash flow hedge and accordingly the fair value adjustments will be recorded to Accumulated Other Comprehensive Income. The aggregate liability for the fair value of this agreement was approximately $0.5 million at September 30, 2006. Approximately, $0.3 million, net of tax, has been charged to Accumulated Other Comprehensive Income for the nine month period ended September 30, 2006 for this agreement. This swap expires December 2011.
     Also effective June 26, 2006, the Company entered into a five year three way collar on a monthly settlement volume of 31,250 mmbtu’s, whereby each month beginning January 2007, the Company will receive the NYMEX price and pay the NYMEX price unless the NYMEX price settles below $6.10 per mmbtu and above $8.00 per mmbtu. If the NYMEX price settles below $6.10 per mmbtu, the Company will pay the difference between the NYMEX price and $6.10 per mmbtu. If the NYMEX price settles above $8.00 per mmbtu then the Company will receive the difference between the NYMEX price and $8.00 up to $10.00 per mmbtu. The Company chose not to designate the arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense (Income), net. At September 30, 2006 this collar has a fair market value representing a liability of approximately $0.5 million; accordingly, approximately $0.5 million has been recorded in Other Expense (Income), net for the nine month period ended September 30, 2006. This collar expires December 2011.
     Effective January 31, 2006, the Company entered into an interest rate cap agreement on a notional amount of $124 million whereby it receives three month LIBOR and pays three month LIBOR unless three month LIBOR settles above 5 percent, in such event it would pay 5 percent. The Company paid $174,000 to execute this cap. The Company chose not to designate this arrangement as a hedge. The fair value of the swap was approximately $0.3 million at September 30, 2006; accordingly, the change in the fair value totaling $0.1 million has been recorded to Other Expense (Income), net for the nine month period ended September 30, 2006. This agreement expires May 2007.
     Effective July 1, 2005, the Company entered into two interest rate agreements. The first is an interest rate collar agreement on a notional amount of $86.5 million, whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles below 3.52 percent or above 4.50 percent, in either such event the Company would pay 3.52 percent or 4.50 percent, as applicable. The Company chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense (Income), net. The fair value of this swap was an asset of approximately $0.2 million at September 30, 2006; accordingly, the change in the fair value of approximately $0.2 million of has been recorded in Other Expense (Income), net for the nine month period ended September 30, 2006. The swap expires November 2006.
     Also effective July 1, 2005, the Company entered into an interest rate cap agreement on a notional amount of $73.5 million whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 6 percent, in which case the Company would pay 6 percent. The Company paid $220,000 to execute this cap. The Company chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Income. At September 30, 2006, this cap has a fair market value representing an asset of approximately $0.1 million; accordingly, the change in the fair value of approximately $0.1 million has been recorded in Other Expense for the nine month period ended September 30, 2006. This cap expires May 2009.
     During the second quarter in 2005, the Company entered into three forward starting fixed rate swap agreements that are not effective until November 13, 2006, and mature in May 2010. The notional amount for each fixed rate swap is $28 million, and the fixed rates of interest are 4.69 percent, 4.54 percent, and 4.21 percent. These swaps are considered to be cash flow hedges and accordingly the fair value adjustments will be recorded to Other Comprehensive Income. The aggregate asset for the fair value of these agreements was approximately $1.2 million at September 30, 2006. Approximately $0.3 million, net of tax, has been included in Accumulated Other Comprehensive Income for the nine month period ended September 30, 2006.
     The Company previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company’s reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $1.2 million is reflected in Other Long-term Liabilities at September 30, 2006. The loss recognized during the nine months ended September 30, 2006 related to the floating-to-fixed interest rate swap agreement was approximately $0.2 million, while the gain recognized related to the reverse swap agreement was approximately $0.1 million. The amount of the ineffectiveness of the reverse swap agreement charged to Other Expense was approximately $43,000 during the nine month period ended September 30, 2006.
(4) Nonrecourse Project Revenue Bonds

	September 30,	December 31,
	2006	2005
	(in thousands)
Maryland Energy Financing Administration Limited Obligation Solid Waste Disposal Revenue Bonds, 1996 series —
Term revenue bond due 2010 at stated interest rate of 6.30%	$16,295	$16,295
Term revenue bond due 2016 at stated interest rate of 6.45%	22,360	22,360

	38,655	38,655

California Pollution Control Financing Authority Solid Waste Revenue Bonds —
Series 2002A — Revenue bonds due 2008 to 2024 at stated interest rates of 4.375% to 5.50%, net of discount of $267 and $285, respectively	19,808	19,790
Series 2002B — Revenue bonds due 2006 at stated interest rate of 4.25%	610	610

	20,418	20,400

Total nonrecourse project revenue bonds	59,073	59,055
Less: Current maturities	(3,480)	(3,480)

Nonrecourse project revenue bonds, net of current maturities	$55,593	$55,575

Amounts recorded in other assets as restricted cash — debt service fund	$9,476	$7,304

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
     Synagro-Baltimore, L.L.C. guarantees the performance of services under the underlying service agreements with the City of Baltimore. Under the terms of the Bio Gro acquisition purchase agreement, Waste Management also guarantees the performance of services under those service agreements. Synagro has agreed to pay Waste Management $0.5 million per year beginning in 2007 until the Maryland Project Revenue Bonds are paid or its guarantee is removed. Neither Synagro-Baltimore, L.L.C. nor Waste Management has guaranteed payment of the Maryland Project Revenue Bonds or the loan funded by the Maryland Project Revenue Bonds.
     The loan agreement, based on the terms of the related indenture, requires that Synagro place certain monies in restricted fund accounts and that those funds be used for various designated purposes (e.g., debt service reserve funds, bond funds, etc.). Monies in these funds will remain restricted until the Maryland Project Revenue Bonds are paid.
     At September 30, 2006, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $50.8 million and restricted cash of approximately $10.7 million, of which approximately $7.7 million is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company’s request.
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
     At September 30, 2006, the Sacramento Bonds are partially collateralized by restricted cash of approximately $3.1 million, of which approximately $1.7 million is in a debt service fund that is established to secure certain payments and can be utilized to make the final payment at the Company’s request. The Company is not a guarantor of the Sacramento Bonds or the loan funded by the Sacramento Bonds.
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
     In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. The Company estimated its exposure at approximately $1.0 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company believes accruals of approximately $1.0 million as of September 30, 2006, are adequate to provide for its exposures. The final resolution of these exposures could be substantially different from the amount recorded.
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
(6) Earnings Per Common Share
     Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. For periods in which the Company has reported a cumulative effect of an accounting change, the Company uses income from continuing operations as the “control number” in determining whether potential common shares are dilutive or antidilutive; which means the same number of potential common shares used in computing the diluted per-share amount for income from continuing operations has been used in computing all other reported diluted per-share amounts even if those amounts will be antidilutive to their respective basic per-share amounts. Diluted EPS is computed by dividing net income before preferred stock dividends by the total of the weighted average number of common shares outstanding for the period, the weighted average number of shares of common stock that would be issued assuming conversion of the Company’s preferred stock (retired on June 21, 2005) and other common stock equivalents for options and restricted stock outstanding determined using the treasury stock method.
     The following table summarizes the net income and weighted average shares to reconcile basic EPS and diluted EPS for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands except share data)
Net income (loss) applicable to common stock:
Net income (loss) before preferred stock dividends	$3,010	$5,138	$4,772	$(9,101)
Preferred stock dividends	—	—	—	9,587

Net income (loss) applicable to common stock	$3,010	$5,138	$4,772	$(18,688)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.04	$0.07	$0.06	$(0.47)

Diluted earnings (loss) per share	$0.04	$0.07	$0.06	$(0.47)

Weighted average shares outstanding for basic earnings per share	77,291,669	72,130,712	75,159,160	39,350,721
Effect of dilutive stock options	1,062,889	1,528,965	787,104	—
Effect of dilutive restricted stock	6,764	—	23,164	—

Weighted average shares outstanding for diluted earnings per share	78,361,322	73,659,677	75,969,428	39,350,721

     Basic and diluted EPS are the same for the nine months ended September 30, 2005, because diluted EPS was less dilutive than basic EPS (“antidilutive”). Accordingly, 27,427,500 shares representing common stock equivalents (25,654,576 related to preferred stock and 1,772,924 for other common stock equivalents) have been excluded from the diluted EPS calculations for the nine months ended September 30, 2005.
(7) Condensed Consolidating Financial Statements
     As discussed in Note 4, all of the Company’s 100% owned domestic subsidiaries, except the subsidiaries formed to own and operate the Sacramento biosolids processing facility, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc., (See Note 4) and Philadelphia Biosolids Services, L.L.C. (collectively the “Non-Guarantor Subsidiaries”), are Guarantors of the Notes. Each of the Guarantors is 100% owned by the Company and the guarantees are full, unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheets have been presented as of September 30, 2006 and December 31, 2005. In October 2006, South Kern Industrial Center, L.L.C. (See Note 3), which has no current operations and was formed to own and operate a compost facility, became a Guarantor of the Notes; accordingly, it has been classified as a Guarantor subsidiary in the accompanying September 30, 2006 condensed consolidating balance sheets. The condensed consolidating statements of operations has also been presented for the three and nine month periods ended September 30, 2006 and September 30, 2005 and the condensed consolidating statement of cash flows has been presented for the nine month periods ended September 30, 2006 and September 30, 2005.

CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2006
(Dollars in thousands)

			NON-
		GUARANTOR	GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current Assets:
Cash and cash equivalents	$82	$32	$1,047	$—	$1,161
Restricted cash	—	2,959	1,349	—	4,308
Accounts receivable, net	—	68,639	1,238	(3)	69,874
Prepaid expenses and other current assets	2,998	18,707	74	—	21,779

Total current assets	3,080	90,337	3,708	(3)	97,122
Property, machinery & equipment, net	—	229,220	16,712	—	245,932
Other Assets:
Goodwill	—	176,445	—	—	176,445
Investments in subsidiaries	101,547	—	—	(101,547)	—
Intercompany	313,454	—	—	(313,454)	—
Restricted cash — debt service fund	—	7,739	1,737	—	9,476
Other, net	6,450	10,041	2,746	—	19,237

Total assets	$424,531	$513,782	$24,903	$(415,004)	$548,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,190	$—	$—	$1,190
Current maturities of nonrecourse project revenue bonds	—	2,870	610	—	3,480
Current maturities of capital lease obligations	—	3,682	—	—	3,682
Accrued interest payable	3,358	837	361		4,556
Accounts payable and accrued expenses	—	46,043	204	(3)	46,244

Total current liabilities	3,358	54,622	1,175	(3)	59,152
Long-Term Debt:
Long-term debt obligations, net	210,000	1,324	—	—	211,324
Nonrecourse project revenue bonds, net	—	35,785	19,808	—	55,593
Intercompany	—	313,083	371	(313,454)	—
Capital lease obligations, net	—	10,924	—	—	10,924

Total long-term debt	210,000	361,116	20,179	(313,454)	277,841
Other long-term liabilities	25,311	46	—	—	25,357

Total liabilities	238,669	415,784	21,354	(313,457)	362,350

Stockholders’ Equity:
Capital	194,139	43,925	2,255	(46,180)	194,139
Accumulated earnings (deficit)	(8,753)	54,073	1,294	(55,367)	(8,753)
Accumulated other comprehensive income	476	—	—	—	476

Total stockholders’ equity	185,862	97,998	3,549	(101,547)	185,862

Total liabilities and stockholders’ equity	$424,531	$513,782	$24,903	$(415,004)	$548,212

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

CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006
(DOLLARS IN THOUSANDS)

			NON-
		GUARANTOR	GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Revenue	$—	$89,831	$1,261	$(21)	$91,071
Cost of services	—	71,479	633	(21)	72,091

Gross profit	—	18,352	628	—	18,980

Selling, general and administrative expenses	—	7,622	19	—	7,641
Gain on sale of assets	—	30	—	—	30

Income from operations	—	10,700	609	—	11,309

Other (income) expense:
Interest expense, net	4,736	265	267	—	5,268
Intercompany interest (income) expense	(7,330)	7,329	1	—	—
Equity in earnings of subs	(1,980)	—	—	1,980	—
Other expense, net	861	50	—	—	911

Total other (income) expense, net	(3,713)	7,644	268	1,980	6,179

Income (loss) before provision for income taxes	3,713	3,056	341	(1,980)	5,130
Provision for income taxes	703	1,277	140	—	2,120

Net income (loss) applicable to common stock	$3,010	$1,779	$201	$(1,980)	$3,010

CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006
(DOLLARS IN THOUSANDS)

			NON-
		GUARANTOR	GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Revenue	$—	$252,937	$3,771	$(92)	$256,616
Cost of services	—	206,479	2,080	(92)	208,467

Gross profit	—	46,458	1,691	—	48,149

Selling, general and administrative expenses	—	23,970	24	—	23,994
Transaction fees and expenses	316	—	—	—	316
Gain on sale of assets	—	(159)	—	—	(159)

Income from operations	(316)	22,647	1,667	—	23,998

Other (income) expense:
Interest expense, net	13,295	1,452	843	—	15,590
Intercompany interest (income) expense	(19,763)	19,761	2	—	—
Equity in loss of subs	(1,289)	—	—	1,289	—
Other expense, net	190	50	—	—	240

Total other (income) expense, net	(7,567)	21,263	845	1,289	15,830

Income (loss) before provision for income taxes	7,251	1,384	822	(1,289)	8,168
Provision for income taxes	2,479	575	342	—	3,396

Net income (loss) applicable to common stock	$4,772	$809	$480	$(1,289)	$4,772

CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005
(DOLLARS IN THOUSANDS)

			NON-
		GUARANTOR	GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Revenue	$—	$87,131	$1,107	$—	$88,238
Cost of services	—	69,936	559	—	70,495

Gross profit	—	17,195	548	—	17,743

Selling, general and administrative expenses	—	6,415	2	—	6,417
Gain on sale of assets	—	(2,375)	—	—	(2,375)

Income from operations	—	13,155	546	—	13,701

Other (income) expense:
Interest expense, net	3,534	873	304	—	4,711
Intercompany interest (income) expense	(5,578)	5,578	—	—	—
Equity in earnings of subs	(4,858)	—	—	4,858	—
Other income, net	—	(175)	—	—	(175)

Total other (income) expense, net	(6,902)	6,276	304	4,858	4,536

Income (loss) before provision for income taxes	6,902	6,879	242	(4,858)	9,165
Provision for income taxes	1,764	2,198	65	—	4,027

Net income (loss) applicable to common stock	$5,138	$4,681	$177	$(4,858)	$5,138

CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005
(DOLLARS IN THOUSANDS)

			NON-
		GUARANTOR	GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Revenue	$—	$244,729	$3,255	$—	$247,984
Cost of services	—	199,526	1,706	—	201,232

Gross profit	—	45,203	1,549	—	46,752

Selling, general and administrative expenses	—	17,964	12	—	17,976
Transaction fees and expenses	1,517	—	—	—	1,517
Stock option redemptions and transaction bonuses	6,805	—	—	—	6,805
Gain on sale of assets	—	(2,580)	—	—	(2,580)

Income from operations	(8,322)	29,819	1,537	—	23,034

Other (income) expense:
Interest expense, net	13,776	2,611	925	—	17,312
Interest expense — debt extinguishment costs	19,487	—	—	—	19,487
Intercompany interest (income) expense	(18,258)	18,258	—	—	—
Equity in earnings of subs	(6,453)	—	—	6,453	—
Other income, net	—	(116)	—	—	(116)

Total other (income) expense, net	8,552	20,753	925	6,453	36,683

Income (loss) before provision (benefit) for income taxes	(16,874)	9,066	612	(6,453)	(13,649)
Provision (benefit) for income taxes	(7,773)	3,021	204	—	(4,548)

Net income (loss) before preferred stock dividends	(9,101)	6,045	408	(6,453)	(9,101)
Preferred stock dividends	9,587	—	—	—	9,587

Net income (loss) applicable to common stock	$(18,688)	$6,045	$408	$(6,453)	$(18,688)

CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006
(DOLLARS IN THOUSANDS)

			NON-
		GUARANTOR	GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Cash flows from operating activities:
Net income (loss) applicable to common stock	$4,772	$809	$480	$(1,289)	$4,772
Adjustments to reconcile net income applicable to common stock to net cash provided by operating activities:
Bad debt expense	—	450	—	—	450
Depreciation and amortization expense	—	16,564	805	—	17,369
Amortization of debt financing costs	1,052	1	18	—	1,071
Provision for deferred income taxes	2,210	575	342	—	3,127
Share based compensation	—	2,076	—	—	2,076
Gain on sale of property, machinery and equipment	—	(159)	—	—	(159)

Equity in earnings	(1,289)	—	—	1,289	—
(Increase) decrease in the following, net:
Accounts receivable	—	(3,599)	(296)	—	(3,895)
Costs and estimated earnings in excess of billings	—	6,298	—	—	6,298
Prepaid expenses and other current assets	3,991	(4,822)	53	—	(778)
Increase (decrease) in the following, net:
Accrued interest payable	2,694	(552)	1,452	—	3,594
Intercompany advances — trade	(19,763)	19,762	1	—	—
Accounts payable, accrued expenses and other long term liabilities	(3,545)	1,884	(1,827)	—	(3,488)

Net cash (used in) provided by operating activities	(9,878)	39,287	1,028	—	30,437

Cash flows from investing activities:
Purchase of business	—	(249)	—	—	(249)
Purchase of property, machinery & equipment	—	(34,023)	(87)	—	(34,110)
Proceeds from sale of property, machinery & equipment	—	762	—	—	762
(Increase) decrease in other restricted cash accounts	—	(3,432)	(198)	—	(3,630)

Net cash used in investing activities	—	(36,942)	(285)	—	(37,227)

Cash flows from financing activities:
Payments of debt	—	(4,244)	—	—	(4,244)
Intercompany notes with subsidiaries	(1,897)	1,897	—	—	—
Debt issuance costs	(334)	—	—	—	(334)
Decrease in book overdraft	(911)	—	—	—	(911)
Common stock dividends	(21,472)	—	—	—	(21,472)
Proceeds from equity offering	15,852	—			15,852
Exercise of options	489	—	—	—	489

Net cash used in financing activities	(8,273)	(2,347)	—	—	(10,620)

Net increase (decrease) in cash and cash equivalents	(18,151)	(2)	743	—	(17,410)
Cash and cash equivalents, beginning of period	18,233	34	304	—	18,571

Cash and cash equivalents, end of period	$82	$32	$1,047	$—	$1,161

CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005
(DOLLARS IN THOUSANDS)

			NON-
		GUARANTOR	GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Cash flows from operating activities:
Net income (loss) applicable to common stock	$(18,688)	$6,045	$408	$(6,453)	$(18,688)
Adjustments to reconcile net income applicable to common stock to net cash provided by operating activities:
Preferred stock dividends	9,587	—	—	—	9,587
Bad debt expense	—	500	—	—	500
Depreciation and amortization expense	—	15,158	802	—	15,960
Amortization and write-off of debt financing costs	5,212	—	20	—	5,232
Provision (benefit) for deferred income taxes	(8,760)	3,021	204	—	(5,535)
Tax benefit from exercise of stock options	1,176	—	—	—	1,176
Gain on sale of property, machinery and equipment	—	(2,580)	—	—	(2,580)
Equity in earnings	(6,453)	—	—	6,453	—
(Increase) decrease in the following, net:
Accounts receivable	—	(12,933)	(227)	—	(13,160)
Costs and estimated earnings in excess of billings	—	5,407	—	—	5,407
Prepaid expenses and other current assets	240	1,890	(77)	—	2,053
Increase (decrease) in the following, net:
Accrued interest payable	(3,606)	888	247	—	(2,471)
Intercompany advances — trade	(18,258)	18,258	—	—	—
Accounts payable, accrued expenses and other long term liabilities	(477)	(12,773)	(114)	—	(13,364)

Net cash (used in) provided by operating activities	(40,027)	22,881	1,263	—	(15,883)

Cash flows from investing activities:
Purchase of business	—	(253)	—	—	(253)
Purchase of property, machinery & equipment	—	(12,296)	(1,618)	—	(13,914)
Proceeds from sale of property, machinery & equipment	—	4,141	—	—	4,141
Facility construction funded by restricted cash	—	—	(1,648)	—	(1,648)
Decrease in restricted cash for facility construction	—	—	1,648	—	1,648
Increase in other restricted cash accounts	—	(2,330)	(1,508)	—	(3,838)
Other	—	3	—	—	3

Net cash used in investing activities	—	(10,735)	(3,126)	—	(13,861)

Cash flows from financing activities:
Payments of debt	(173,867)	(2,451)	(4,000)	—	(180,318)
Proceeds from debt	180,000	—	—	—	180,000
Net increase in bank revolver borrowings	3,400	—	—	—	3,400
Decrease in book overdrafts	469	—	—	—	469
Debt issuance costs	(7,650)	—	—	—	(7,650)
Common stock dividends	(7,222)	—	—	—	(7,222)
Proceeds from equity offering	37,641	—	—	—	37,641
Intercompany notes with subsidiaries	9,662	(9,662)	—	—	—
Capital contributions	(5,768)	—	5,768	—	—
Exercise of options	3,348	—	—	—	3,348

Net cash (used in) provided by financing activities	40,013	(12,113)	1,768	—	29,668

Net increase in cash and cash equivalents	(14)	33	(95)	—	(76)
Cash and cash equivalents, beginning of period	99	21	206	—	326

Cash and cash equivalents, end of period	$85	$54	$111	$—	$250

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
     The Company’s operations by reportable segment are summarized below (in thousands):

	RESIDUALS		ENGINEERING
	MANAGEMENT	RAIL	FACILITIES	CORPORATE/
	OPERATIONS	TRANSPORTATION	DEVELOPMENT	ELIMINATIONS	CONSOLIDATED
Three Months Ended September 30, 2006
Revenue from external services	$76,984	$11,147	$2,940	$—	$91,071
Revenues from other segments	424	180	21	(625)	—
Income (loss) from operations	15,582	1,396	(219)	(5,450)	11,309
Three Months Ended September 30, 2005
Revenue from external services	$70,909	$12,005	$5,324	$—	$88,238
Revenues from other segments	700	66	26	(792)	—
Income (loss) from operations	15,297	1,761	(193)	(3,164)	13,701

	RESIDUALS		ENGINEERING
	MANAGEMENT	RAIL	FACILITIES	CORPORATE/
	OPERATIONS	TRANSPORTATION	DEVELOPMENT	ELIMINATIONS	CONSOLIDATED
Nine Months Ended September 30, 2006
Revenue from external services	$213,302	$34,041	$9,273	$—	$256,616
Revenues from other segments	1,693	443	95	(2,231)	—
Income (loss) from operations	33,941	5,769	(1,192)	(14,520)	23,998
Nine Months Ended September 30, 2005
Revenue from external services	$197,632	$27,929	$22,423	$—	$247,984
Revenues from other segments	1,428	1,039	80	(2,547)	—
Income (loss) from operations	36,330	3,279	539	(17,114)	23,034
     The accounting policies of the Company’s segments are the same as those described for the Company in Note 1. Revenues from transactions with other segments are based on terms substantially similar to transactions with unrelated third party customers. The following reconciles segment income from operations to the Company’s consolidated income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Segment income from operations	$16,759	$16,865	$38,518	$40,148
Corporate	(5,450)	(3,164)	(14,520)	(17,114)

Income from operations	11,309	13,701	23,998	23,034
Total other expense, net	6,179	4,536	15,830	36,683

Income (loss) before provision (benefit) for income taxes	$5,130	$9,165	$8,168	$(13,649)

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
     At September 30, 2006, the Company had outstanding stock options granted under the 2000 Stock Option Plan (the “2000 Plan”) and the Amended and Restated 1993 Stock Option Plan (the “1993 Plan”) for officers, directors and key employees of the Company (collectively, the “Option Plans”).
     At September 30, 2006 there were 7.4 million options for shares of common stock reserved under the 2000 Plan for future grants. Effective with the approval of the 2000 Plan, no further grants have been made under the 1993 Plan. The exercise price of options granted shall be at least 100 percent (110 percent for 10 percent or greater stockholders) of the fair value of the Company’s common stock on the date of grant. Options must be granted within ten years from the date of the Plan and become exercisable at such times as determined by the Plan committee. Options are exercisable for no longer than five years for certain ten percent or greater stockholders and for no longer than ten years for others.
     During June 2005, the Company executed the Synagro Technologies, Inc. 2005 Restricted Stock Plan (the “Restricted Plan”) for the benefit of certain named employees. Under the Restricted Plan up to 3.5 million shares of the Company’s common stock were authorized for issuance. Shares, which are granted by the Company’s Compensation Committee, are subject to a vesting schedule. As the vesting dates pass, the restrictions on a proportionate number of shares will lapse, and such shares will be considered to be compensation to the recipient, and may be held or sold at the option of the recipient. Currently, the number of shares granted is based on the outstanding stock options held by the employee under the Company’s stock option plans multiplied by the Company’s dividend rate on its common stock.
     Information related to stock based compensation is as follows:

	September 30, 2006
	Three Months Ended	Nine Months Ended
	(In thousands of dollars, except per share data)
Compensation costs recorded for all plans, net of tax expense of $339 and $863, respectively	$477	$1,212

Impact of adopting SFAS No. 123R:
Reduction in Income from operations	$816	$2,076
Reduction in Income before income tax expense	$816	$2,076
Reduction in Net income	$477	$1,212
Reduction in Basic and diluted earnings per share	$0.01	$0.02
     SFAS No. 123R requires tax benefits relating to excess stock based compensation deductions over that recognized in expense to be prospectively presented in the Company’s statement of cash flows as financing cash inflows. However, in cases where the Company has a NOL carryforward, SFAS No. 123R states that no amount shall be recorded until the deduction reduces income taxes payable on the basis that cash tax savings have not occurred. Accordingly, for the three and nine months ended September 30, 2006, the Company has not reported any excess tax benefits from the settlement (i.e. exercise of options) of stock based compensation as cash provided by financing activities on its statement of cash flows.
     The Company’s policy of meeting the requirements upon exercise of stock options is to issue new shares.
     As of September 30, 2006, there was approximately $3.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a straight line basis over the weighted average vesting period of 3.5 years.

Stock Option Plans
     2000 Plan
          The fair value of each option award granted after December 31, 2005 is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted is derived from the simplified method referred to in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) which represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. For the nine months ended September 30, 2006, the Company used the following information related to new option grants.

Expected Volatility	61.0%
Expected Dividend	10.0%
Expected Term (in years)	6.7
Risk Free Rate	5.1%
     The following table provides additional information related to the 2000 Plan:

	For The Nine Months Ended September 30, 2006
			Weighted	Weighted
		Weighted	Average	Average	Aggregate
	Number of	Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Life In Years	Value (000’s)
Options outstanding, December 31, 2005	3,799,132	$3.07
Options granted	553,750	$4.18	$1.11	—
Options exercised	(190,444)	$2.62
Options forfeited	(112,300)	$3.15

Options outstanding, September 30, 2006	4,050,138	$3.24		6.4	$4,241

Options exercisable and vested	2,504,128	$2.89		5.1	$3,564

     1993 Plan
          The following table provides additional information related to the 1993 Plan:

For The Nine Months Ended September 30, 2006
			Weighted	Weighted
		Weighted	Average	Average	Aggregate
	Number of	Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Life In Years	Value (000’s)
Options outstanding, December 31, 2005	21,000	$4.46
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—

Options outstanding, September 30, 2006	21,000	$4.46		3.3	$0.1

Options exercisable and vested	21,000	$4.46		3.3	$0.1

Other Options
     In addition to options available for issuance under the above plans, the Company has other options outstanding to employees and directors of the Company which were issued at exercise prices equal to the fair market value at the grant date of the options. The following table provides additional information related to the other stock options:

For The Nine Months Ended September 30, 2006
			Weighted	Weighted
		Weighted	Average	Average	Aggregate
	Number of	Average	Grant Date	Contractual	Intrinsic
	Shares	Exercise Price	Fair Value	Life In Years	Value (000’s)
Options outstanding, December 31, 2005	1,224,160	$2.82
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—

Options outstanding, September 30, 2006	1,224,160	$2.82		3.7	$1,720

Options exercisable and vested	984,160	$2.89		3.3	$1,307

     The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was approximately $1,200 and $2.0 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $0.3 million and $2.8 million, respectively. Cash received from option exercises under all share-based payment arrangements for the three and nine months ended September 30, 2006 was approximately $2,500 and $0.5 million, respectively. There was no tax benefit realized for the tax deductions resulting from option exercises of share-based payment arrangements for the three months and nine months ended September 30, 2006.
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
     Expense related to shares of restricted stock is recorded straight line over the longest vesting tranche in accordance with the provisions of SFAS No. 123R. The following table provides additional information related to the Company’s Restricted Plan:

Number of
Shares
Nonvested at December 31, 2005	100,777
Granted	410,855
Vested	(226,083)
Forfeited	(4,489)

Nonvested at September 30, 2006	281,060

     The weighted average grant date fair value for the restricted stock granted was $3.99 and $4.31 per share for the three and nine months ended September 30, 2006. Fair value was determined using the closing price on the day prior to the date of grant. The total fair value of shares vested was approximately $0.4 million and $1.0 million for the three and nine months ended September 30, 2006.

Prior to January 1, 2006
     Prior to January 1, 2006, the Company accounted for equity-based compensation using the intrinsic method prescribed in Opinion No. 25. As required by SFAS No. 123R, the Company has disclosed below the effect on net loss and loss per share on equity-based employee compensation, including stock options, that would have been recorded using the fair value based method for the three and nine months ended September 30, 2005.

	September 30, 2005
	Three Months	Nine Months
	Ended	Ended
Net income (loss) applicable to common stock, as reported	$5,138	$(18,688)
Plus: Option redemptions, net of tax	—	3,404
Less: Compensation expense per SFAS 123, net of tax	249	1,601

Pro forma net income (loss)	$4,889	$(16,885)

Loss per share:
Diluted income (loss) per share, as reported	$0.07	$(0.47)

Pro forma income (loss) per share after effect of SFAS 123	$0.06	$(0.43)

     The weighted average fair values of options granted during fiscal year 2005 were determined using the Black-Scholes option valuation method assuming no expected dividends. The expected term was calculated using the simplified method referred to in SAB No. 107. Other assumptions used are as follows:

September 30, 2005
Nine Months
Ended
Risk-free interest rate	4.1%
Expected volatility	264.0%
Expected term in years	6.37

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
     Contract revenues are generated primarily from land application, collection and transportation services, dewatering, incineration, composting, drying and pelletization services and facility operations and maintenance, and are typically performed under a contract with terms ranging from 1 to 25 years. Purchase order revenues are primarily from maintenance services and collection and transportation services where services are performed on a recurring basis, but not under a long-term contract. Product sales revenues are primarily generated from sales of composted and pelletized biosolids from internal and external facilities. Design\build construction revenues are derived from construction projects where we agree to design and build a processing facility such as a drying and pelletization facility, composting facility, incineration facility or a dewatering facility that we will subsequently operate once the facility commences commercial operations. Event project revenues are typically generated from digester or lagoon cleanout projects and temporary dewatering projects.
     The Company’s percentage of revenue by type is summarized below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Contract	83%	81%	83%	82%
Purchase order	2%	2%	2%	2%
Product sales	3%	3%	3%	3%
Design/build construction	0%	5%	1%	7%
Event	12%	9%	11%	6%

	100%	100%	100%	100%

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
     Our costs relating to service contracts include processing, transportation, spreading and disposal costs, and depreciation of operating assets. Our spreading, transportation and disposal costs can be adversely affected by unusual weather conditions and unseasonably heavy rainfall, which can temporarily reduce the availability of land application. Material must be transported to either a permitted storage facility (if available) or to a local landfill for disposal. In either case, this results in additional costs for transporting, storage and disposal of the biosolid materials versus land application in a period of normal weather conditions. Processing and transportation costs can also be adversely impacted by higher fuel costs. In order to manage this risk at processing facilities, we generally enter into contracts that pass-through fuel cost increases to the customer, or for contracts without pass-through provisions, we from time to time lock in our fuel costs with our fuel suppliers for terms ranging from 12 to 24 months. We have locked in 84 percent of our natural gas unit costs for 2006 for which we do not have contractual pass-through agreements. We have also entered into financial derivative transactions to reduce our exposure to changes in the NYMEX price for natural gas beginning January 2007 through December 2011. We have also locked in 60 percent of our electricity costs on contracts that do not have contractual pass-through agreements through December 2010. We continuously review various hedging strategies and plant efficiency opportunities to mitigate this risk going forward, but do expect natural gas costs will remain high throughout 2006. We subcontract a significant portion of our transportation requirements to numerous contractors, which enables us to minimize the impact of changes in fuel costs for over the road equipment. We have also periodically implemented temporary fuel surcharges with selected customers. Our costs relating to construction contracts primarily include subcontractor costs related to design, permit and general construction. Our selling, general and administrative expenses are comprised of accounting, information systems, marketing, legal, human resources, regulatory compliance, and regional and executive management costs.
     Our management reviews and analyzes several trends and key performance indicators in order to manage our business. Since approximately 90 percent of our revenues are generated from municipal water and wastewater plants, we monitor trends involving municipal generators, including, among other things, aging infrastructure, technology advances, and regulatory activity in the water and wastewater residuals management industry. We use this information to anticipate upcoming growth opportunities, including new facility growth opportunities. We also use this information to manage potential business risks such as increased regulatory pressure or local public opposition to residuals management programs. On an ongoing basis, our management also considers several variables associated with the ongoing operations of the business, including, among other things:
•	new sales (including the mix of contract and event sales) and existing business retention objectives necessary to maintain our high percentage of contract and other recurring revenues;

•	storage and permitted landbase available to efficiently manage land application of biosolids, especially during inclement weather patterns;

•	regulatory and permit compliance requirements and safety programs and initiatives specific to our business; and

•	reviewing and monitoring utility costs, fuel costs, subcontractor transportation costs, equipment utilization and availability, equipment purchasing activity, headcount, field operating overhead and selling, general and administrative expenses.
Historical Results of Operations
     The following table sets forth certain items included in the consolidated financial statements as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Revenue	$91,071	100.0%	$88,238	100.0%	$256,616	100.0%	$247,984	100.0%
Cost of services	72,091	79.2%	70,495	79.9%	208,467	81.2%	201,232	81.1%

Gross profit	18,980	20.8%	17,743	20.1%	48,149	18.8%	46,752	18.9%
Selling, general and administrative expenses	7,641	8.4%	6,417	7.3%	23,994	9.4%	17,976	7.3%
Transaction costs and expenses	—	0.0%	—	0.0%	316	0.1%	1,517	0.6%
Stock option redemptions and transaction bonuses	—	0.0%	—	0.0%	—	0.0%	6,805	2.7%
Gain on sale of assets	30	0.0%	(2,375)	(2.7)%	(159)	(0.1)%	(2,580)	(1.0)%

Income from operations	11,309	12.4%	13,701	15.5%	23,998	9.4%	23,034	9.3%

Other (income) expense:
Other (income) expense, net	911	1.0%	(175)	(0.2)%	240	0.1%	(116)	0.0%
Debt extinguishment costs	—	0.0%	—	0.0%	—	0.0%	19,487	7.9%
Interest income	(120)	(0.1)%	—	0.0%	(412)	(0.1)%	—	0.0%
Interest expense	5,388	5.9%	4,711	5.3%	16,002	6.2%	17,312	7.0%

Total other expense, net	6,179	6.8%	4,536	5.1%	15,830	6.2%	36,683	14.9%

Income (loss) before provision (benefit) for income taxes	5,130	5.6%	9,165	10.4%	8,168	3.2%	(13,649)	(5.6)%
Provision (benefit) for income taxes	2,120	2.3%	4,027	4.6%	3,396	1.3%	(4,548)	(1.9)%

Net income (loss) before preferred stock dividends	3,010	3.3%	5,138	5.8%	4,772	1.9%	(9,101)	(3.7)%

Preferred stock dividends	—		—		—		9,587

Net income (loss) applicable to common stock	$3,010		$5,138		$4,772		$(18,688)

     Revenue and income from operations are summarized by reporting segment, as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenue
Residuals Management Operations	$77,408	$71,609	$214,995	$199,060
Rail Transportation	11,327	12,071	34,484	28,968
Engineering, Facilities, and Development	2,961	5,350	9,368	22,503
Elimination	(625)	(792)	(2,231)	(2,547)

	$91,071	$88,238	$256,616	$247,984

Income (loss) from operations
Residuals Management Operations	$15,582	$15,297	$33,941	$36,330
Rail Transportation	1,396	1,761	5,769	3,279
Engineering, Facilities, and Development	(219)	(193)	(1,192)	539
Corporate	(5,450)	(3,164)	(14,520)	(17,114)

	$11,309	$13,701	$23,998	$23,034

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     For the three months ended September 30, 2006, revenue was approximately $91.1 million compared to approximately $88.2 million for the three months ended September 30, 2005, representing an increase of approximately $2.9 million, or 3.2 percent. Contract revenues increased $4.4 million due primarily to a $1.9 million increase in revenue from a long term cleanout project, a $1.7 million increase in revenues from new facility projects, including the Central Valley compost, Providence Soils dewatering and Honolulu dryer facilities, and other volume changes. Event revenues increased $3.1 million due primarily to revenue generated on several large clean water lagoon clean-out projects and other volume changes. Design build construction revenues decreased $4.0 million primarily due to the decrease in construction revenue on the Honolulu dryer facility project and other construction projects that were substantially completed last year.
     Our Residuals Management Operations segment revenues for the three months ended September 30, 2006, increased approximately $5.8 million, or 8.1 percent, to $77.4 million compared to $71.6 million for the three months ended September 30, 2005 due primarily to the increase in revenue from a long term cleanout project described above, increase in revenues from the new compost and dewatering facility projects described above, an increase in other contract revenues, and the increases in event work described above. Our Rail Transportation segment revenues for the three months ended September 30, 2006 decreased approximately $0.8 million, or 6.6 percent, to $11.3 million for the three months ended September 30, 2006 compared to $12.1 million for the three months ended September 30, 2005 due primarily to a decrease in volume and loss of disposal services contracts and purchase order work, partially offset by an increase in event work. Our Engineering, Facilities, and Development segment revenues for the three months ended September 30, 2006, decreased approximately $2.4 million to $3.0 million compared to $5.4 million for the three months ended September 30, 2005 due primarily to the decrease in construction revenue on the Honolulu dryer facility project that has been substantially completed.
     Gross profit for the three months ended September 30, 2006 increased by $1.3 million to $19.0 million compared to approximately $17.7 million for the three months ended September 30, 2005. Gross profit as a percentage of revenue increased to 20.8 percent in 2006 from 20.1 percent in 2005. Gross profit was affected primarily by revenue mix changes associated with the increase in higher margin contract and event work and the decrease in lower margin design build construction work, which was offset by an increase in repairs and disposal costs, higher insurance claims, and a $0.5 million increase in depreciation expense.
     Selling, general and administrative expenses increased by $1.2 million to approximately $7.6 million, or 8.4 percent of revenue, for the three months ended September 30, 2006, compared to approximately $6.4 million, or 7.3 percent of revenue, for the three months ended September 30, 2005. The increase in general and administrative expense is primarily due to $0.8 million of non-cash expense for share based compensation expense related to the issuance of restricted stock and the implementation of SFAS No. 123R in January 2006 (which requires that we expense the fair value of employee stock options over the related service period).
     Gain on sale of assets decreased by $2.4 million due to $2.4 million of gains from sales of real estate during the three months ended September 30, 2005.
     As a result of the foregoing, income from operations for the three months ended September 30, 2006, was approximately $11.3 million, or 12.4 percent of revenue, compared to approximately $13.7 million, or 15.5 percent of revenue, a decrease of $2.4 million for the three months ended September 30, 2005. Our Residuals Management Operations segment income from operations for the three months ended September 30, 2006, totaled approximately $15.6 million compared to $15.3 million for the same period in 2005 due primarily to the positive impact of contract and event revenue mix changes offset by the increase in repairs and depreciation expense as well as the decrease in asset sale gains noted above. Our Rail Transportation segment income from operations decreased from $1.8 million in the three months ended September 30, 2005 to $1.4 million in the same period in 2006 due primarily to lower volumes and related decrease in equipment utilization. Our Engineering, Facilities, and Development segment loss from operations remained flat at a loss of $0.2 million for the three months ended September 30, 2006. The increase in corporate loss from operations of $3.2 million for the period ended September 30, 2005 to a loss of $5.5 million in the same period of 2006, primarily relates to the increase in insurance claims and the $0.8 million non-cash charge for share based compensation described above.
     Other expense, net, for the three months ended September 30, 2006, was approximately $6.2 million compared to approximately $4.5 million for the three months ended September 30, 2005, representing an increase of approximately $1.7 million primarily due to an increase in interest expense of $0.7 million due to higher LIBOR rates and $0.9 million of charges for non-cash mark to market adjustments related to derivatives that manage exposure for changes in interest rates and natural gas prices.

          For the three months ended September 30, 2006, we recorded a provision for income taxes of approximately $2.1 million compared to $4.0 million for the three months ended September 30, 2005. Our effective tax rate was approximately 41 percent in the three months ended September 30, 2006 compared to 44 percent in the three months ended September 30, 2005. The decrease in the effective tax rate is primarily related to permanent differences for state taxes, meals and entertainment expenses and similar items that are not deductible for federal purposes and therefore reduce the benefit recognized when loss periods occur (i.e. the three months ended September 30, 2005). Our provision for income taxes differs from the federal statutory rate primarily due to state income taxes. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset current taxable income.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
          For the nine months ended September 30, 2006, revenue was approximately $256.6 million compared to approximately $248.0 million for the nine months ended September 30, 2005, an increase of approximately $8.6 million, or 3.5 percent. Contract revenues increased $12.7 million due primarily to a $4.7 million increase in revenue from new facilities, including the Central Valley compost, Providence Soils dewatering and Honolulu dryer facilities, a $2.7 million increase related to a disposal contract that started in the third quarter of 2005, a $1.8 million increase related to a long-term cleanout project, and other volume changes. Event revenues increased $12.5 million due primarily to $2.4 million of revenue generated on a large clean water lagoon clean-out project that is being completed over a two year period, $2.4 million of emergency digester clean-out work, $2.7 million on a soil disposal project, $4.2 million on several large lagoon clean-out projects, and other volume changes. Design build construction revenues decreased $15.9 million primarily due to the decrease in construction revenue on the Honolulu dryer facility and other construction projects that have been substantially completed.
          Our Residuals Management Operations segment revenues for the nine months ended September 30, 2006, increased approximately $15.9 million, or 8.0 percent, to $215.0 million compared to $199.1 million for the nine months ended September 30, 2005 due primarily to the increase in revenues from new facility projects described above, the increase in revenue from a long-term cleanout project described above, an increase in other contract revenues, and increases in event work described above. Our Rail Transportation segment revenues for the nine months ended September 30, 2006, increased approximately $5.5 million, or 19.0 percent, to $34.5 million compared to $29.0 million for 2005 due primarily to an increase in volume under contracted land application and disposal services contracts, a new disposal contract, and an increase in event work, partially offset by a decrease in purchase order work. Our Engineering, Facilities, and Development segment revenues for the nine months ended September 30, 2006, decreased approximately $13.1 million to $9.4 million compared to $22.5 million for 2005 due primarily to the decrease in construction revenue on the Honolulu dryer facility project that has been substantially completed.
          Gross profit for the nine months ended September 30, 2006, was approximately $48.1 million compared to approximately $46.8 million for the nine months ended September 30, 2005, an increase of $1.3 million. Gross profit as a percentage of revenue decreased to 18.8 percent in 2006 from 18.9 percent in 2005. The decrease in gross profit margin is a result of revenue mix changes associated with the increase in higher margin contract and event work and the decrease in lower margin design build construction work, partially offset by expected higher fuel and utility costs, an increase in repairs and disposal costs, higher insurance claims, and a $1.2 million increase in depreciation expense.
          Transaction costs and expenses and stock option redemptions and transaction bonuses decreased by $8.0 million to $0.3 million for the nine months ended September 30, 2006, compared to $8.3 million for the nine months ended September 30, 2005. During the first half of 2006, we expensed $0.3 million of transaction costs related to the sale of common stock held by selling shareholders in which we received no proceeds, compared to $8.3 million expended as a result of the Recapitalization in the first half of 2005.
          Gain on sale of assets decreased by $2.4 million due to $2.4 million of gains from sales of real estate during the nine months ended September 30, 2005.
          Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $6.0 million to approximately $24.0 million compared to $18.0 million for the same period in 2005. The increase in general and administrative expense is primarily due to $2.1 million of non-cash expense for share based compensation expense related to the issuance of restricted stock and the implementation of SFAS No. 123R in January 2006 (which requires that we expense the fair value of employee stock options over the related service period), $0.9 million of costs related to the completion of the 2005 audit, including the external audit of internal controls required by Section 404 of the Sarbanes-Oxley Act, a $1.4 million positive litigation reserve adjustment that occurred in the second quarter of 2005, and $0.3 million of severance costs related to changes in regional management, and an increase in commission, depreciation and other costs in the first nine months of 2006.

          As a result of the foregoing, income from operations for the nine months ended September 30, 2006 was approximately $24.0 million compared to approximately $23.0 million for the nine months ended September 30, 2005. Our Residuals Management Operations segment income from operations for the nine months ended September 30, 2006, totaled approximately $33.9 million compared to $36.3 million for 2005 due primarily to the positive impact of contract and event revenue mix changes, offset by higher fuel and utility costs, and an increase in repair and depreciation expense, as well as the $2.4 million decrease in asset sale gains noted above. Our Rail Transportation segment income from operations increased from $3.3 million in the first nine months of 2005 to $5.8 million in the same period of 2006 due primarily to higher volumes and related improved equipment utilization as well as improved pricing on existing contracts. Our Engineering, Facilities, and Development segment income from operations decreased from $0.5 million in the first nine months of 2005 to a loss of $1.2 million in the same period of 2006 due primarily to the decrease in construction revenues described above. The decrease in corporate loss from operations from a loss of $17.1 million in 2005 to a loss of $14.5 million in 2006, primarily relates to the $8.0 million decrease in transaction costs and expenses and stock option expenses and transaction bonuses described above, partially offset by the $1.4 million favorable reserve adjustment in 2005 described above, the increase in insurance claims, and the $2.1 million noncash charge in 2006 for share based compensation expense noted above.
          Other expense, net, was approximately $15.8 million for the nine months ended September 30, 2006, compared to approximately $36.7 million for the nine months ended September 30, 2005, representing a decrease in other expense of approximately $20.9 million. The decrease is primarily due to $19.5 million in debt extinguishment costs and a $1.3 million decrease in interest expense associated with the Recapitalization.
          For the nine months ended September 30, 2006, we recorded a provision for income taxes of approximately $3.4 million compared to a benefit of $4.5 million for the nine months ended September 30, 2005. Our effective tax rate was approximately 42 percent in the first nine months of 2006 compared to 33 percent in the first nine months of 2005. The increase in the effective tax rate is primarily related to permanent differences for state taxes, meals and entertainment and similar items that are not deductible for federal purposes and therefore reduce the benefit recognized when loss periods occur (i.e. the nine months ended September 30, 2005). Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset future taxable income.
Liquidity and Capital Resources
     Overview
          In the past, our principal sources of funds were cash generated from operating activities and long-term borrowings and equity issuances. We use cash mainly for working capital, capital expenditures and debt service. In addition, we use cash to pay dividends on common stock, and may use cash to repurchase shares and pay potential earn-out payments resulting from prior acquisitions. Historically, we have financed our acquisitions principally through the issuance of equity and debt securities, our Senior Credit Facility, and funds provided by operating activities.
     Historical Cash Flows
          Cash Flows from Operating Activities — For the nine months ended September 30, 2006, cash flows provided by operating activities were approximately $30.4 million compared to cash flow used of approximately $15.9 million for the same period in 2005, an increase of approximately $46.3 million. The increase primarily relates to a $23.5 million increase in net income applicable to common stock primarily resulting from improved operating results and the decrease in 2005 charges related to the Recapitalization for transaction costs of $1.5 million, transaction bonuses and stock option redemptions of $6.8 million and debt extinguishment costs of $19.5 million. In addition, we had a decrease in cash required by working capital of $19.8 million, due to $9.9 million of cash generated from increases in accounts payables, $9.3 million of cash generated from collections of trade receivables and $6.1 million of cash generated from changes in accrued interest. The improvement in payables primarily relates to a significant use of payables in the prior year following the Recapitalization.
          Cash Flows from Investing Activities — For the nine months ended September 30, 2006, cash flows used by investing activities were approximately $37.2 million compared to approximately $13.9 million for the same period in 2005. This increase is due primarily to a $20.2 million increase in capital expenditures. The Company expended $29.2 million in the first nine months of 2006 on new facility construction projects, compared to $3.9 million in the same period in 2005. Such increases in new facility spending were partially offset by spending decreases on other capital projects.

          Cash Flows from Financing Activities — For the nine months ended September 30, 2006, cash flows used in financing activities were approximately $10.6 million compared to cash flows provided of approximately $29.7 million for the same period in 2005, a decrease of approximately $40.3 million. The decrease primarily relates to a decrease in proceeds from equity offerings from $37.6 million in the first nine months of 2005 to $15.9 million in the first nine months of 2006, an increase in cash dividend payments to $21.5 million in the first nine months of 2006 compared to $7.2 million in the first nine months of 2005, and other changes in debt and debt issuance costs (including the repayment of debt and debt issuance costs and the refinancing of debt related to the Recapitalization summarized in Note 1 in 2005), as well as a decrease in proceeds received from the exercise of options.
     Capital Expenditure Requirements
          Capital expenditures for the nine months ended September 30, 2006, totaled approximately $34.1 million compared to approximately $13.9 million in the same period of 2005, which included $29.2 million and $3.9 million for new facilities construction for the nine months ended September 30, 2006 and 2005, respectively. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments and growth. We expect our capital expenditures for 2006 to be approximately $47.0 million, including new facility capital spending of $40.0 million.
     Debt Service Requirements
          Senior Credit Facility
          On June 21, 2005, we executed our Senior Credit Facility with a syndicate of financial institutions, including affiliates of Banc of America Securities LLC, Lehman Brothers Inc. and CIBC World Markets Corp. A portion of the proceeds received from the Senior Credit Facility were used to repay our $150 million amended and restated Senior Credit Agreement, entered into on May 8, 2002 by and among us, Bank of America, N.A. and certain other lenders and to tender for all of our Notes.
          The loan commitments under the Senior Credit Facility are as follows:
(i)	Revolving Loan (“Revolver”) up to $95.0 million outstanding at anytime;

(ii)	Term B Loans (which, once repaid, may not be reborrowed) of $210.0 million, including $30.0 million that was borrowed in December 2005; and

(iii)	Letters of Credit up to $50.0 million as a subset of the Revolver. At September 30, 2006, we had approximately $37.7 million of Letters of Credit outstanding.
          The Revolver has a five-year maturity and the term loans have a seven-year maturity. The Senior Credit Facility is secured by first priority security interests in substantially all of our assets and those of our subsidiaries (other than assets securing nonrecourse debt) and expires on December 31, 2012. There is no amortization of the term loan. The term loan bears interest at LIBOR or prime rate plus a margin (2.25 percent for Eurodollar loans, and 1.25 percent for base rate loans), and the Revolver bears interest at LIBOR or prime rate plus a margin based on a rate schedule (currently 2.75 percent for Eurodollar loans, and 1.75 percent for base rate loans). As of September 30, 2006, these rates total approximately:

	Eurodollar	Base Rate
Revolver	8.07%	10.00%
Term	7.76%	9.50%
          As of September 30, 2006, we did not have any outstanding borrowings on the Revolver.
          The Senior Credit Facility allows us to pay a significant portion of our excess cash flow to shareholders through cash dividends provided we maintain compliance with certain financial covenants and certain other restrictions.
          The proceeds of the $30.0 million term loan drawn in December 2005 were used to partially fund new facility construction costs in 2006. We have several new facilities under development that are scheduled to begin operations in the next 12 months. These new facilities will be operated under long-term contracts. The development of these new facilities is consistent with our strategy to pursue new facility opportunities that provide long-term, highly predictable cash flows. These facilities include a composting facility in Kern County, California, and an incineration facility upgrade in Woonsocket, Rhode Island.
          The Senior Credit Facility includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Facility. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. We were in compliance with those covenants as of September 30, 2006. As of September 30, 2006, we had approximately $57.3 million of unused borrowings under the Senior Credit Facility.
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
          Notes Payable to Sellers of Acquired Businesses
          In connection with previous acquisitions, we have approximately $2.5 million in notes payable with certain former owners which includes payments for contingent considerations. The notes payable are due over three remaining years in installments with interest payable at annual rates ranging from 5 percent to 8 percent.

          Future Minimum Principal Payments of Debt
          At September 30, 2006, future minimum principal payments of long-term debt, nonrecourse project revenue bonds (See Note 4), capital lease obligations, estimated interest expense on debt, operating lease obligations and purchase commitments are as follows (in thousands):

		Nonrecourse	Capital
	Long-Term	Project	Lease	Estimated	Operating	Purchase
Year Ended December 31,	Debt	Revenue Bonds	Obligations	Interest	Leases	Commitments	Total
2006	$26	$3,480	$907	$6,719	$2,267	$3,143	$16,542
2007	1,441	3,710	4,564	21,712	14,443	4,036	49,906
2008	1,047	3,935	4,918	21,002	13,088	2,993	46,983
2009	—	4,165	2,437	20,520	10,136	2,993	40,251
2010	—	4,420	1,220	18,992	7,897	2,993	35,522
2011-2015	210,000	24,005	560	24,945	11,290	—	270,800
2016-2020	—	8,250	—	3,106	1,326	—	12,682
Thereafter	—	7,375	—	1,142	1,662	—	10,179

Total	$212,514	$59,340	$14,606	$118,138	$62,109	$16,158	$482,865

          Interest expense is estimated because certain of our debt have variable interest rates. For purposes of this estimate, variable interest rates as of September 30, 2006 were utilized.
          We have entered into various lease transactions to purchase transportation and operating equipment that have been accounted for as capital lease obligations and operating leases. The capital leases have lease terms of four to nine years with interest rates ranging from 4.9 percent to 9.34 percent. The net book value of the equipment related to these capital leases totaled approximately $18.0 million as of September 30, 2006. The operating leases have terms of two to eight years. Additionally, we have guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.2 million as of September 30, 2006 and is included in current liabilities.
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
          We paid a quarterly dividend of $0.10 per share in February, May and August of 2006 to all shareholders. The cash paid for dividends in February, May and August of 2006 totaled $21.5 million. We expect to continue to pay quarterly dividends at an annual rate of approximately $0.40 per share, but only if and to the extent dividends are declared by our board of directors and permitted by applicable law and by the terms of our Senior Credit Facility (See Note 3). Dividend payments are not guaranteed and our board of directors may decide, in its absolute discretion, not to pay dividends. Dividends on our common stock are not cumulative.
     Interest Rate Risk
          Total debt at September 30, 2006, included $210.0 million in floating rate debt at a base interest rate plus LIBOR. As a result, our interest cost in 2006 could fluctuate based on short-term interest rates. The impact on annual cash flow of a 10 percent change in the floating rate (i.e. LIBOR) would be approximately $0.3 million.
     Working Capital
          At September 30, 2006, we had working capital of approximately $38.0 million compared to approximately $56.3 million at December 31, 2005, a decrease of approximately $18.3 million. The decrease in working capital is principally due to a $17.4 million decrease in cash (spent for planned new facility capital projects, see “Capital Expenditure Requirements” above), a decrease in costs and estimated earnings on jobs accounted for under the percentage of completion method of accounting, and an increase in accrued interest.

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Derivatives and Hedging Activities
          Effective October 6, 2006, we entered into a interest rate corridor on a notional amount of $73.5 million whereby we will receive the difference between LIBOR and 5.5 percent if LIBOR is between 5.5 and 6.0 percent. We paid $129,000 to execute this agreement. This agreement expires May 2009. We chose not to designate the arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense (Income), net.
          Effective June 26, 2006, we entered into a five year natural gas swap on a monthly settlement volume of 10,416 mmbtu’s, whereby each month beginning January 2007, we receive the NYMEX price for 10,416 mmbtu’s and pay $8.41 for the 10,416 mmbtu’s. This swap is considered to be a cash flow hedge and accordingly the fair value adjustments will be recorded to Accumulated Other Comprehensive Income. The aggregate liability for the fair value of this agreement was approximately $0.5 million at September 30, 2006. Approximately, $0.3 million, net of tax, has been charged to Accumulated Other Comprehensive Income for the nine month period ended September 30, 2006 for this agreement. This swap expires on December 2011.
          Also effective June 26, 2006, we entered into a five year three way collar on a monthly settlement volume of 31,250 mmbtu’s, whereby each month beginning January 2007, we will receive the NYMEX price and pay the NYMEX price unless the NYMEX price settles below $6.10 per mmbtu and above $8.00 per mmbtu. If the NYMEX price settles below $6.10 per mmbtu, we will pay the difference between the NYMEX price and $6.10 per mmbtu. If the NYMEX price settles above $8.00 per mmbtu then we will receive the difference between the NYMEX price and $8.00 up to $10.00 per mmbtu. We chose not to designate the arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense (Income), net. At September 30, 2006 this collar has a fair market value representing a liability of approximately $0.5 million; accordingly, approximately $0.5 million has been recorded in Other Expense (Income), net for the nine month period ended September 30, 2006. This collar expires December 2011.
          Effective January 31, 2006, we entered into an interest rate cap agreement on a notional amount of $124.0 million whereby we receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 5 percent, in such event we would pay 5 percent. We paid $174,000 to execute this cap. We chose not to designate this arrangement as a hedge. The fair value of the swap was approximately $0.3 million at September 30, 2006; accordingly, the change in the fair value totaling $0.1 million has been recorded to Other Expense (Income), net for the nine month period ended September 30, 2006. This agreement expires May 2007.
          Effective July 1, 2005, we entered into two interest rate agreements. The first is an interest rate collar agreement on a notional amount of $86.5 million, whereby we will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles below 3.52 percent or above 4.50 percent, in either such event we would pay 3.52 percent or 4.50 percent, as applicable. We chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense (Income), net. The fair value of this swap was an asset of approximately $0.2 million at September 30, 2006; accordingly, the change in the fair value of approximately $0.2 million has been recorded in Other Expense (Income), net for the nine month period ended September 30, 2006. This swap expires November 2006.

          Also effective July 1, 2005, we entered into an interest rate cap agreement on a notional amount of $73.5 million whereby we will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 6 percent in which case we would pay 6 percent. We paid $220,000 to execute this cap. We chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense (Income), net. At September 30, 2006, this cap has a fair market value representing an asset of approximately $0.1 million; accordingly, the change in the fair value of approximately $0.1 million has been recorded in Other Expense (Income), net for the nine month period ended September 30, 2006. This cap expires May 2009.
          During the second quarter of 2005, we entered into three forward starting fixed rate swap agreements that are not effective until November 13, 2006, and mature in May 2010. The notional amount for each fixed rate swap is $28 million, and the fixed rates of interest are 4.69 percent, 4.54 percent, and 4.21 percent. These swaps are considered to be cash flow hedges and accordingly the fair value adjustments will be recorded to Accumulated Other Comprehensive Income. The aggregate asset for the fair value of these agreements was approximately $1.2 million at September 30, 2006. Approximately $0.3 million, net of tax, has been included in Accumulated Other Comprehensive Income as of September 30, 2006.
          We previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, we entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in our reverse swap agreement. The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $1.2 million is reflected in other long-term liabilities at September 30, 2006. The loss recognized during the period ending September 30, 2006 related to the floating-to-fixed interest rate swap agreement was approximately $0.2 million, while the gain recognized related to the reverse swap agreement was approximately $0.1 million. The amount of the ineffectiveness of the reverse swap agreement charged to Other Expense (Income), net was approximately $43,000 for the period ended September 30, 2006.
     Interest Rate Risk
          Total debt at September 30, 2006, included approximately $210.0 million in floating rate debt at a base interest rate plus LIBOR. As a result, our interest cost in 2006 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10 percent change in the floating rate (i.e. LIBOR) would be approximately $0.3 million.
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

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     Information regarding our legal proceedings can be found under the “Litigation” section of Note 5, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements.
ITEM 1A. Risk Factors
     There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A.Risk Factors” of the 2005 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders,
     None.
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

SYNAGRO TECHNOLOGIES, INC.

Date: November 2, 2006	By:	/s/ Robert C. Boucher, Jr.

Chief Executive Officer and Director

Date: November 2, 2006	By:	/s/ J. Paul Withrow

Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer