Form 10-K
period 2006-12-31
SYNAGRO TECHNOLOGIES INC
filed 2007-03-02
CIK 895565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to.

Commission file number 0-21054
SYNAGRO TECHNOLOGIES, INC.
(Exact name of Registrant as Specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	88-0219860 (I.R.S. employer identification no.)
1800 BERING DRIVE, SUITE 1000 HOUSTON, TEXAS (Address of principal executive offices) Internet Website — www.synagro.com	77057 (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(713) 369-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, $.002 par value
(Title of each class)

Indicate by check mark whether the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Securities Exchange Act of 1934 Rule 12b-2.
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the 76,274,612 shares of the Registrant’s common stock held by nonaffiliates of the Registrant was $299,759,225 on June 30, 2006 based on the $3.93 last sale price of the Registrant’s common stock on the Nasdaq Global Market on that date.

As of March 1, 2007, 78,403,679 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement to be used in connection with its 2007 Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2006 are incorporated by reference in Part III , Items 10-14, of this report on Form 10-K.

2006 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Forward-Looking Statements

We are including the following cautionary statements to secure the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for all forward-looking statements made by us in this Annual Report on Form 10-K. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or trends, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. In addition, from time to time, we (or our representatives) may make forward-looking statements of this nature in our annual report to shareholders, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases or in oral or written presentations to shareholders, securities analysts, members of the financial press or others. All such forward-looking statements, whether written or oral, and whether made by or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the forward-looking statements speak only of our views as of the date the statement was made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date thereof. Forward-looking statements involve risks and uncertainties which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. We believe that all forward-looking statements made by us have a reasonable basis, but there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Factors that could cause actual results to differ materially are discussed under Risk Factors.

Business Overview

Recent Developments

On January 28, 2007, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Synatech Holdings, Inc., a Delaware corporation (“Parent”) owned by The Carlyle Group, and Synatech, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”) pursuant to which Merger Sub will merge with and into us (the “Merger”). We will continue as the surviving corporation and as a wholly-owned subsidiary of Parent. The Merger Agreement provides that Merger Sub’s Certificate of Incorporation and bylaws will be the Certificate of Incorporation and bylaws of the surviving corporation except that the Certificate of Incorporation shall be amended to provide for the name of the corporation to be Synagro Technologies, Inc.

The Merger Agreement provides that at the effective time of the Merger, each issued and outstanding share of our common stock, par value $.002 per share, other than any such shares owned by us, Parent or any of their respective subsidiaries, shall be cancelled and shall be converted automatically into the right to receive $5.76 in cash, without interest. Also, pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding option to acquire shares of our common stock under any stock option, restricted stock, or incentive plan will be cancelled in exchange for the right to receive, for each share of common stock issuable upon exercise of such option, cash in the amount of the excess, if any, of $5.76 over the exercise price per share of any such option.

The Merger Agreement contains termination rights for both us and Parent, and further provides that, upon termination of the Merger Agreement under specified circumstances, including (i) by us approving or recommending an acquisition proposal, and (ii) our board of director’s withdrawal or modification of its approval of the Merger, we may be required to pay Parent a break-up fee equal to $13.9 million. We may be required to pay Parent its expenses not in excess of $1.5 million if the Merger Agreement is terminated due to a breach of our representations, warranties, or covenants. Parent may be required to pay us liquidated damages of $13.9 million and our expenses not in excess of $1.5 million if the Merger Agreement is terminated due to a breach of Parent’s or Merger Sub’s representations, warranties, or covenants.

The consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, without limitation, the approval of a majority of the votes by our stockholders entitled to vote thereon

(other than those held by Parent and their respective affiliates), and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement also contains customary representations, warranties, and covenants of Parent, Merger Sub, and us. The Merger is not subject to a financing condition. A special meeting of our stockholders has been scheduled for March 29, 2007 to vote on the approval of the merger.

General

We believe that we are the largest recycler of biosolids and other organic residuals in the United States and we believe that we are the only national company focused exclusively on the estimated $8 billion organic residuals industry, which includes water and wastewater residuals. Incorporated in the state of Delaware in 1996, we serve approximately 600 municipal and industrial water and wastewater treatment accounts with operations in 33 states and the District of Columbia.

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

We partner with our clients to develop cost-effective and environmentally sound solutions for their residuals processing and beneficial use requirements. Our broad range of services include drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, collection and transportation, regulatory compliance, dewatering, and facility cleanout services. We currently operate six heat-drying and pelletization facilities, six composting facilities, three incineration facilities and 35 permanent and 48 mobile dewatering units.

Our existing customer base is comprised primarily of municipal customers, which accounted for approximately 88 percent of our revenues for the year ended December 31, 2006, as well as industrial and commercial waste generators. We also cater to buyers who purchase our fertilizers, soil amendments and other marketed products, which total approximately 3 percent of our revenues. Our size and scale offer significant advantages over our competitors in terms of operating efficiencies and the breadth of services we provide our customers. Approximately 89 percent of our revenues for the year ended December 31, 2006 was derived from sources that we believe are recurring in nature, including contracts, purchase orders and product sales.

Contract revenues accounted for approximately 83 percent of our revenues for the year ended December 31, 2006. These revenues were generated through more than 650 contracts that range from one to twenty-five years in length. Contract revenues are generated primarily from land application, drying and pelletization, incineration, transportation services, composting, dewatering, facility operations and maintenance services. These contracts have an estimated remaining contract value including renewal options, which we call backlog, of approximately $2.1 billion as of December 31, 2006. This backlog represents more than six times our revenues for the year ended December 31, 2006. Our estimated backlog, excluding renewal options, was approximately $1.3 billion as of December 31, 2006. See “ — Backlog.” Our top ten customers, which represent approximately $1.3 billion, or 58 percent of our backlog as of December 31, 2006, have a weighted average of 14 years remaining on their current contracts, including renewal options. We have historically enjoyed high contract retention rates (including both renewals and rebids) of approximately 85 percent to 90 percent of contract revenue value. In 2006, our contract retention rate was approximately 94 percent.

We currently have three significant fixed price contracts that are accounted for under the percentage of completion method of accounting. Two of the contracts are for the removal and disposal of biosolids from lagoons over multi-year periods. We have also entered into a separate contract to operate a dryer facility upon customer acceptance after completion of construction of the dryer. The revenue generated under the percentage of completion method of accounting associated with construction of the new dryer facility is reported as design/build revenue. Once the new dryer commences operations, which is expected in 2007, the operating revenues will be included in contract revenues. The revenue generated under the percentage of completion method of accounting for removing and disposing of bio-solids from lagoons over a multi-year period is reported as contract revenue. See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about these contracts and their impact on our revenues, earnings and liquidity.

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

The table below details total revenues recognized by each of our reportable segments in the three-year period ended December 31, 2006. More information about our results of operations by reportable segment is included in Note 16 to the consolidated financial statements.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Residuals Management Operations	$291,740	$269,639	$274,790
Rail Transportation	44,522	39,309	38,035
Engineering Facilities and Development	12,275	32,079	17,252
Eliminations	(2,731)	(3,023)	(4,213)

Total revenues	$345,806	$338,004	$325,864

Revenues generated from the services that we provide are summarized below:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Land application and disposal	$178,623	$168,102	$173,771
Facilities operations	117,165	110,627	104,638
Cleanout services	37,543	22,338	25,220
Product marketing	10,531	11,462	11,430
Design and build	1,944	25,475	10,805

Total revenues	$345,806	$338,004	$325,864

Land application and disposal includes revenues generated from providing land application, dewatering and disposal services. Facilities operations include revenues generated from providing drying and pelletization, composting and incineration operations services. Cleanout services include revenues generated from lagoon and digester cleanout projects. Product marketing includes revenues generated from selling pellets and compost as organic fertilizers. Design and build services include revenues generated from contracts where we agree to design, build and operate certain processing facilities under a long-term operating contract.

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

Most residential, commercial, and industrial wastewater is collected through an extensive network of sewers and transported to wastewater treatment plants, which are known as publicly owned treatment works (“POTWs”). When wastewater is treated at POTWs or at industrial wastewater pre-treatment facilities, the treatment process normally consists of biological and/or chemical treatment (secondary treatment) followed by some type of clarification (separates the liquid portion of the wastewater from the solids/wastewater residuals). The clarified water may be further treated through disinfection and filtration depending upon effluent limitation requirements contained in the POTW’s National Pollutant Discharge Elimination System permit and discharged — typically into a river or other surface water. Prior to the promulgation of the Title 40 of the Code of Federal Regulations (CFR) Part 503 published in 1993, many POTWs were beneficially recycling their wastewater residuals under Title 40 CFR Part 257 by landfilling, incinerating, or surface disposing. Ocean dumping was banned in 1989 and completely phased out by 1991. The Part 503 Regulations also were much more comprehensive than Part 257, especially in the level of risk assessment done by the EPA to develop the pollutant concentration requirements. The Part 503 Regulations also supported the EPA’s beneficial use policy that was published in 1984 and provided some closure to the regulatory process that had been ongoing since the Clean Water Act amendments of 1977. Once the Part 503 regulations were final, they created significant growth opportunities for the municipal wastewater residuals management industry. To establish beneficial reuse as an option for municipal wastewater generators, the EPA established a classification methodology for municipal wastewater residuals based on how residuals pathogens are treated, vectors reduced and associated pollution levels minimized. Now, in most cases, POTWs further treat wastewater residuals to produce a semisolid, nutrient-rich by-product known as biosolids. We use the term “wastewater residuals” to include both residuals that have been treated pursuant to the Part 503 Regulations and those that have not. Biosolids, as a subset of wastewater residuals, is intended to refer to wastewater residuals that meet either the Part 503 Regulations Class A or Class B standards.

Classes of Biosolids

When treated and processed according to the Part 503 Regulations, biosolids can be beneficially reused and applied to crop land to improve soil quality and productivity due to the nutrients and organic matter that they contain. Biosolids applied to agricultural land, forest, public contact sites, or reclamation sites must meet pollution, pathogen and vector Part 503 Regulation requirements. This classification is determined by the level of treatment the wastewater residuals have undergone. Pursuant to the Part 503 Regulations, there are specific treatment processes available to achieve Class A and Class B standards, otherwise the biosolids are considered Sub-Class B. Class A treatment processes require resulting biosolids to be essentially pathogen free. In general, Class A biosolids require more capital intensive treatment processes, such as composting, heat drying, heat treatment, high temperature digestion and pasteurizations. Class A biosolids have a high market value, are sold as fertilizer or fuel, and can be applied to any type of land or crop.

Class B biosolids are treated to a lesser degree by processes to significantly reduce pathogens such as digestion or alkaline stabilization. Class B biosolids are typically land applied on farmland by professional farmers or agronomists and are monitored to comply with associated federal and state reporting requirements. The Part 503 Regulations, however, regulate the type of agricultural crops for which Class B biosolids may be used.

Finally, in some cases, the POTW does not treat its wastewater residuals to either Class A or Class B standards and such residuals are considered Sub-Class B. Sub-Class B residuals can either be processed to Class A standards or Class B standards by an outside service provider or disposed of through incineration or landfilling.

Market Size/Fragmentation

According to the EPA’s 1999 study entitled Biosolids Generation, Use, and Disposal in the United States, the quantity of municipal biosolids produced in the United States was projected to be approximately 8.2 million dry tons in 2010, processed through approximately 16,000 POTWs. It is estimated that an additional 3,000 POTWs will be built by 2012. It is also estimated that 70 percent of biosolids volumes will be beneficially reused by 2010. An independent 2000 study by the Water Infrastructure Network, entitled Clean & Safe Water for the 21st Century, estimates that municipalities spend more than $22 billion per year on the operations and maintenance of wastewater treatment plants. We estimate that, based on conversations with consulting engineers, up to 40 percent of those annual costs, or $8.8 billion, are associated with the management of municipal wastewater residuals.

Industry sources, including EPA studies and manuals and internal information have led us to estimate that a total volume of 135 million dry tons of organic residuals are processed each year. Therefore, we estimate the total size of the organic residuals industry to be approximately $8 billion.

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

We believe we compete in a stable, recession resistant industry. We provide a necessary service to our municipal and industrial and commercial customers. We derive substantially all of our revenues from municipal water and wastewater utilities. Demand for our industry’s services is promulgated by government regulations defining the use and disposal of wastewater residuals. We believe that population growth, better wastewater management treatment processes and stricter regulations are factors driving growth in the organic residuals industry.

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

Advances in Technology.  The total amount of residuals produced annually continues to increase due to advancements in municipal and industrial wastewater treatment technology. In addition to improvements in secondary and advanced treatment methods, which can increase the quantity of residuals produced at a wastewater treatment plant, segregation technologies, such as microfiltration, also result in more residuals being separated from the wastewater.

Market Trends

In addition to the growth of the underlying volumes of wastewater residuals, there is a trend of municipalities converting from Sub-Class B and Class B pathogen and vector treatment processes to Class A pathogen and vector treatment processes. There are numerous reasons for this trend, including:

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

Shrinking Agricultural Base and Urbanization.  As population density increases, the availability of nearby farmland for land application of Class B biosolids becomes diminished. Under these circumstances, the transportation costs associated with a Class B program may increase to such an extent that the higher upfront infrastructure costs of Class A programs may become attractive to generators. Production of Class A pellets offers significant volume reduction, greatly reduced transportation costs, and the enhanced value of pellets allows, in many cases, revenue realization from product sales.

Public Sentiment.  While the Part 503 Regulations provide equal levels of public safety in the management of Class A and Class B biosolids, the public sometimes perceives a greater risk from the use of Class B biosolids. This is particularly true in heavily populated areas. Municipalities are responding to these public and political pressures by upgrading their biosolids programs to the Class A level. Certain municipalities and wastewater agencies have industry leadership mindsets where they endeavor to provide their constituents with the highest level, most advanced pathogen and vector attraction treatment technologies available. These municipalities and agencies will typically fulfill at least a portion of their residuals management treatment portfolio with Class A technologies.

Regulatory Stringency.  With the promulgation of the Part 503 Regulations, the EPA and, subsequently, state regulatory agencies have made the distribution of Class A biosolids products largely unrestricted. Utilization requirements for Class B biosolids are significantly more onerous. Based on this, municipalities are moving to Class A programs to reduce the governmental permitting, public hearings, compliance and enforcement bureaucracy required with Class B programs. The regulatory support to reduce and recycle organic residuals and to increase the quality of the biosolids, should be favorable to us.

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

Recurring Revenues and Stable Operating Cash Flows.  Approximately 89 percent of our revenue for the year ended December 31, 2006 was derived from sources that we believe are recurring in nature, including long-term contracts primarily with municipal customers. These contracts accounted for approximately 84 percent of our revenue for the year ended December 31, 2006. Our estimated contract expirations are staggered, mitigating the impact of any individual contract loss. Our contract revenue backlog, including renewal options, was approximately $2.1 billion as of December 31, 2006. This backlog represents more than six times our revenue for the year ended December 31, 2006. Our estimated backlog, excluding renewal options, was approximately $1.3 billion as of December 31, 2006. We believe our recurring revenue base, stable capital expenditures requirements and minimal working capital requirements will allow us to maintain predictable and consistent cash flows. See “ — Backlog.”

Significant Land Base.  We have a large land base available for the land application of wastewater residuals. As of December 31, 2006, we maintained permits and registration or licensing agreements on more than 960,000 acres of land in 24 states. We feel that this land base provides us with an important advantage when bidding for new work and retaining existing business.

Large Range of Processing Capabilities and Product Marketing Experience.  We are one of the largest firms in treating wastewater residuals to meet the EPA’s Class A standards. We currently operate 11 Class A processing facilities and believe that our next two largest Class A competitors operate five and three Class A facilities, respectively. Class A residuals undergo more processing than Class B residuals, and may be distributed and marketed as commercial fertilizer. We have numerous capabilities to achieve Class A standards, and we currently operate six heat-drying facilities and six composting facilities. In addition, we are a leader in marketing Class A biosolids either generated by us or by others. For the year ended December 31, 2006, we marketed 121,000 tons, or approximately 39 percent, of the heat-dried pellets produced in the United States. We also marketed 500,000 tons of compost, which we believe is significantly more than any other producer of municipal based compost materials.

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

1. Design and Build Services.  We designed, built, and operate six heat-drying and pelletization facilities and six composting facilities. We recently completed construction on a new drying facility that will begin operations in the second quarter of 2007. We operate three incineration facilities, two of which we significantly upgraded and one that we built. We also operate 35 permanent and 48 mobile dewatering facilities. All of our facility design, construction and operating experience is with biosolids projects.

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

4. Dewatering.  We provide residuals dewatering services for wastewater treatment facilities on either a permanent, temporary or emergency basis. These services include design, procurement, and operations. We provide the staffing to operate and maintain these facilities to ensure satisfactory operation and regulatory compliance of the residuals management program. We currently operate 35 permanent and 48 mobile dewatering units.

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

7. Drying and Pelletization.  The heat drying process utilizes a recirculating system to evaporate water from wastewater residuals and creates fertilizer pellets. A critical aspect of any drying technology is its ability to produce a consistent and high quality Class A end product that is marketable to identified end-users. This requires the system to manufacture pellets that meet certain criteria with respect to size, dryness, dust elimination, microbiological cleanliness, and durability. We market heat-dried biosolids products to the agricultural and fertilizer industries through our described below.

We built and currently operate six drying and pelletization facilities with municipalities, including one in Pinellas County, Florida, two in Baltimore, Maryland, one in New York, New York, one in Hagerstown, Maryland and one in Sacramento, California. We have also completed construction phase of a drying and pelletization facility for Honolulu, Hawaii, which is scheduled to be operational in the second quarter of 2007.

8. Product Marketing.  In 1992, we formed the OPMG to market composted and pelletized biosolids from our own facilities as well as municipally owned facilities. OPMG currently markets in excess of 982,000 cubic yards of compost and 121,000 tons of pelletized biosolids annually. OPMG markets a majority of its biosolids products under the trade names Granulite Company and AllGro Company. Based on our experience, OPMG is capable of marketing biosolids products to the highest paying markets. We believe that we are the leader in marketing end-use wastewater residuals products, such as compost and heat-dried pellets used for fertilizers. In 2006, we marketed 121,000 tons or approximately 39 percent of the heat-dried pellets produced in the United States. We also marketed 500,000 tons of compost, which we believe is significantly more than any other producer of municipal based compost materials.

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

11. Land Application.  The beneficial reuse of municipal and industrial biosolids through land application has been successfully performed in the United States for more than 100 years. Direct agricultural land application has the proven benefits of fertilization and organic matter addition to the soil. Agricultural communities throughout the country are well acquainted with the practice of land application of biosolids and have first hand experience with the associated agricultural and environmental benefits. Currently, we recycle Class B biosolids through agricultural land application programs in 24 states. Our revenues from land application services are the highest among our service offerings.

Contracts

Contract revenues accounted for approximately 83 percent of our revenue for the year ended December 31, 2006. These revenues were generated through more than 650 contracts that range from one to twenty five years in length. Contract revenues are generated primarily from land application, drying and pelletization services, incineration, collection and transportation services, composting, dewatering, facility operations and maintenance services. These contracts have an estimated backlog, including renewal options, of approximately $2.1 billion as of December 31, 2006. In general, our contracts contain provisions for inflation related annual price increases, renewal provisions, and broad force majeure clauses. Our top ten customers have a weighted average of 14 years remaining on their current contracts, including renewal options. We have historically enjoyed high contract retention rates (including both renewals and rebids) of approximately 85 percent to 90 percent of contract revenue value. During 2006, our contract retention rate was approximately 94 percent. See “ — Backlog” for a more detailed discussion.

Our largest customer is the New York City Department of Environmental Protection (“NYDEP”), which accounted for 16 percent of our revenues in 2006. No other customer accounted for more than 10 percent of our revenues in 2006.

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

Our largest contract is with the NYDEP. The contract relates to the New York Organic Fertilizer Company dryer and pelletizer facility and was assumed in connection with the acquisition of Waste Management Inc.’s Bio Gro Division in 2000. The contract provides for the removal, transport and processing of wastewater residuals into Class A product that is transported, marketed and sold to the fertilizer industry for beneficial reuse. We also have a contract with the NYDEP to transport and land apply biosolids. These contracts accounted for 16 percent of our revenues in 2006, and have terms of 15 years and expire in June 2013. These contracts include provisions relating to the allocation of risk, insurance, certification of the material, force majeure conditions, change of law situations, frequency of collection, pricing, form and extent treatment, and documentation for tracking purposes. In addition, these contracts include a provision that allows for the NYDEP to terminate the contract upon notice. See “Risk Factors — Risks Relating to our Business and the Industry — A significant amount of our business comes from a limited number of customers and our revenue and profits could decrease significantly if we lost one or more of them as customers.”

Backlog

At December 31, 2006, our estimated remaining contract value including renewal options, which we call backlog, was approximately $2.1 billion, of which we estimate approximately $234.4 million will be realized in 2007. In determining backlog, we calculate the expected payments remaining under the current terms of our contracts, assuming the renewal of contracts in accordance with their renewal provisions, no increase in the level of services during the remaining term, and estimated adjustments for changes in the consumer price index for contracts that contain price indexing. Assuming the renewal provisions are not exercised, we estimate our backlog at December 31, 2006 would have been approximately $1.3 billion. We believe that the $1.3 billion of estimated backlog excluding renewal provisions is firm. These estimates are based on our operating experience, and we believe them to be reasonable. However, there can be no assurance that our backlog will be realized as contract revenue or earnings. See “Risk Factors — Risks Relating to our Business and Industry — We are not able to guarantee that our estimated remaining contract value, which we call backlog, will result in actual revenues in any particular fiscal period.”

Sales and Marketing

We have a sales and marketing group that has developed and implemented a comprehensive internal growth strategy to expand our business by providing services for new customers who currently perform their own wastewater residuals management and by increasing the range of services that our existing customers outsource to us.

In addition, to maintain our existing market base, we endeavor to achieve a 100 percent renewal rate on expiring service contracts. For 2006, we achieved a renewal rate of approximately 94 percent. We believe that the ability to renew existing contracts is a direct indication of the level of customer satisfaction with our operations.

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

Acquisitions History

Historically, acquisitions have been an important part of our growth strategy. We completed 18 acquisitions from 1998 through 2006, highlighted by our acquisition in August 2000 of Waste Management’s Bio Gro Division. Bio Gro had been one of the largest providers of wastewater residuals management services in the United States, with 1999 annual revenues of $118 million. Bio Gro provided wastewater residuals management services in 24 states and was the market leader in thermal drying and pelletization. Other acquisitions from 1998 to the present include the following:

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

Securities and Exchange Commission

As a public company, we are required to file periodic reports, as well as other information, with the Securities and Exchange Commission (SEC) within established deadlines. Any document we file with the SEC may be viewed or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. Our SEC filings are also available to the public through the SEC’s web site located at http://www.sec.gov.

We maintain a corporate Web site at http://www.synagro.com, on which investors may access free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports as soon as is reasonably practicable after furnishing such material with the SEC. In addition, we will voluntarily provide electronic or paper copies of our filings free of charge upon request to our Investor Relations department at (713) 369-1700.

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

Employees

As of March 1, 2007, we had 966 full-time employees. These employees include approximately 13 executive and nonexecutive officers, 105 operations managers, 60 environmental specialists, 50 maintenance personnel, 167 drivers and transportation personnel, 87 land application specialists, 311 general operation specialists, 30 sales employees and 143 technical support, administrative, financial and other employees. Additionally, we use contract labor for various operating functions, including hauling and spreading services, when it is economically advantageous.

Although we have approximately 33 union employees, our employees are generally not represented by a labor union or covered by a collective bargaining agreement. We believe we have good relations with our employees. We provide our employees with certain benefits, including health, life, dental, and accidental death and disability insurance and 401(k) benefits.

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

Risk Factors That May Affect Future Results

Federal wastewater treatment and biosolid regulations may restrict our operations and/or increase our costs of operations.

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

We are subject to extensive and increasingly strict federal, state and local environmental regulation and permitting, which could impose substantial costs on our operations and/or reduce our operational flexibility.

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

If one or more of our customer contracts are terminated prior to the expiration of their term, and we are not able to replace revenues from the terminated contract or receive liquidated damages pursuant to the terms of the contract, the lost revenue would have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to generate revenues and cash flow sufficient to pay dividends on our outstanding common stock and interest on outstanding debt is dependent upon successfully financing and completing two new facilities scheduled to commence operations in 2007. Although permitting processes for the new facilities are complete and construction is in progress or near completion, there can be no assurance that we will be able to complete construction as scheduled (or at all) and begin to operate the facilities without the need to remedy certain defects that may arise immediately after construction. In addition, as with our other facilities, our relationship is governed by customer contracts which can be terminated prior to the expiration of their term.

A significant amount of our business comes from a limited number of customers and our revenue and profits could decrease significantly if we lost one or more of them as customers.

Our business depends on our ability to provide services to our customers. One or more of these customers may stop buying services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. For the year ended December 31, 2006, our single largest customer accounted for 16 percent of our revenues and our top ten customers accounted for approximately 37 percent of our revenues.

If we were unable to obtain bonding required in connection with certain projects, we would be ineligible to bid on those projects.

Consistent with industry practice, we are required to post performance bonds in connection with certain contracts on which we bid. In addition, we are often required to post both performance and payment bonds at the time of execution of contracts for commercial, federal, state and municipal projects. The amount of bonding capacity offered by sureties is a function of the financial health of the entity requesting the bonding. Although we could issue letters of credit under our credit facility for bonding purposes, if we are unable to obtain bonding in sufficient amounts we may be ineligible to bid or negotiate on projects. As of March 1, 2007, we had a bonding capacity of approximately $235 million with approximately $164 million utilized as of that date.

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

We generally enter into employment agreements with members of our senior management team, which contain noncompete and other provisions. The laws of each state differ concerning the enforceability of noncompetition agreements. State courts will examine all of the facts and circumstances at the time a party seeks to enforce a noncompete covenant. We cannot predict with certainty whether or not a court will enforce a noncompete covenant in any given situation based on the facts and circumstances at that time. If one of our key executive officers were to leave us and the courts refused to enforce the noncompete covenant, we might be subject to increased competition, which could have a material adverse effect on our business, financial condition and results of operations.

Efforts by labor unions to organize our employees could divert management attention and increase our operating expenses.

Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with some of the groups. The negotiation of these agreements could divert management attention away from the operations of the business and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of such work stoppage, our operating expenses could increase significantly.

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

In addition, under CERCLA, or comparable state statutes, we could be required to clean any of our current or former properties if hazardous substances are released or are otherwise found to be present. We are currently monitoring the remediation of soil and groundwater at one of our properties in cooperation with the applicable state regulatory authority, but do not believe any additional material expenditures will be required. However, there can be no assurance that currently unknown contamination would not be found on this or other properties which would cause us to incur additional material expenditures.

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

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot be assured that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our operations could be materially adversely affected.

If we determine that our goodwill is impaired, we may have to write off all or part of it.

Goodwill represents the aggregate purchase price paid by us in acquisitions accounted for as a purchase over the fair value of the identifiable net assets acquired. Under Statement of Financial Accounting Standards No. 142, we no longer amortize goodwill, but review annually for impairment. In the event that facts and circumstances indicate that goodwill may be impaired, an evaluation of recoverability would be performed. If a write-down to market value of all or part of our goodwill becomes necessary, our accounting results and net worth would be adversely affected. As of December 31, 2006, our total goodwill, net of amortization, was approximately $176.6 million.

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

Our headquarters are located at 1800 Bering Drive, Suite 1000, Houston, Texas 77057, and our telephone number is (713) 369-1700. We currently lease approximately 18,414 square feet of office space at our corporate office located in Houston, Texas. We also lease regional operational facilities in Houston, Texas; Mt. Arlington, New Jersey; Baltimore, Maryland; Naugatuck, Connecticut; and we have 19 district offices throughout the United States.

We own and operate four drying and pelletization facilities; one located in Sacramento, California, one in New York, New York and two in Baltimore, Maryland. We also own and operate four composting facilities located in Corona, California; Dos Palos, California; Salome, Arizona; and Kern County, California. We own and operate three incineration facilities located in Waterbury, Connecticut; Woonsocket, Rhode Island; and New Haven, Connecticut. Additionally, we own the underlying real estate located in Salome, Arizona and Kern County, California.

We operate three drying and pelletizing facilities located in Hagerstown, Maryland; Honolulu, Hawaii; and Pinellas County, Florida. We operate one composting facility located in Burlington, New Jersey. We also operate a wastewater treatment facility located in the Florida Keys.

We are in the process of building, and will own and operate, a composting facility in Okeechobee, Florida. We will also operate a drying and pelletizing facility located in Stamford, Connecticut once it is built.

We maintain permits, registrations or licensing agreements on more than approximately 960,000 acres of land in 24 states for applications of biosolids.

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

In June 2002, we settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, we agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. We estimated our exposure at approximately $1.0 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs (including defense costs) for which coverage may not be available due to the liquidation of Reliance. We believe accruals of approximately $1.0 million as of December 31, 2006 are adequate to provide for our exposures. The final resolution of these exposures could be substantially different from the amount recorded.

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

Self-Insurance

We are substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends, industry averages, and actuarial assumptions regarding future claims development and claims incurred but not reported.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Price Range

Our common stock is quoted on the Nasdaq Global Market (“Nasdaq”), and trades under the symbol “SYGR.” The following table presents the high and low sales prices for our common stock for each fiscal quarter of the fiscal years ended 2006 and 2005, as reported by Nasdaq.

	High	Low

Fiscal Year 2006
First Quarter	$5.00	$4.02
Second Quarter	$5.15	$3.85
Third Quarter	$4.30	$3.56
Fourth Quarter	$4.67	$4.00
Fiscal Year 2005
First Quarter	$5.10	$2.50
Second Quarter	$4.85	$3.96
Third Quarter	$5.42	$4.53
Fourth Quarter	$5.00	$3.38

As of March 1, 2007, we had 78,403,679 shares of common stock issued and outstanding and 265 holders of record of our common stock.

Dividend Policy

Our board of directors adopted a dividend policy in June 2005, effective upon the closing of the Recapitalization (See Note 1) whereby, we expect to pay quarterly dividends at an annual rate of approximately $0.40 per share, but only if and to the extent dividends are declared by our board of directors and permitted by applicable law and by the terms of our senior secured credit facility (See Note 4). Dividend payments are not guaranteed and our board of directors may decide, in its absolute discretion, not to pay dividends. Dividends on our common stock are not cumulative. For the year ended December 31, 2006, we paid quarterly dividends of $0.10 per share totaling $29.2 million. We paid a quarterly dividend of $0.10 per share in February 2007.

Equity Compensation Plan Information

The following table summarizes as of December 31, 2006, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans:

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities Reflected
	Stock Options	Stock Options	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	4,017,388	$3.26	7,677,000
Equity compensation not approved by security holders(2)	1,224,160	$2.82	—

Total	5,241,548		7,677,000

(1)	We have outstanding stock options granted under the 2000 Stock Option Plan (the “2000 Plan”) and the Amended and Restated 1993 Stock Option Plan (the “1993 Plan”) for officers, directors and key employees. There are 7,677,000 options for shares of common stock reserved under the 2000 Plan for future grants. Effective with the approval of the 2000 Plan, no further grants have been made under the 1993 Plan.

(2)	Represents options granted pursuant to individual stock option agreements. An aggregate of 1,181,954 options were granted to executive officers in 1998 and prior. These options had an exercise price equal to the market price, vested over three years, and expire ten years from the date of grant. An aggregate of 850,000 options were granted to executive officers as an inducement essential to the individuals entering into an employment contract with us. These options have an exercise price equal to market value on the date of grant, vest over three years, and expire ten years from the date of grant.

Common Stock Performance Graph

The following graph illustrates the yearly percentage change in the cumulative stockholder return of our Common Stock with the cumulative total return of (i) the NASDAQ (U.S. Companies) Stock Index (the “NASDAQ U.S. Index”) and (ii) the group of peer companies selected by us based on similarity to our line of business and similar market capitalization.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2001 with dividends reinvested

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
Synagro Technologies Inc.	$100	$114	$100	$139	$202	$232
Nasdaq Composite Index	$100	$72	$107	$117	$121	$137
Custom Composite Index (13 Stocks)	$100	$79	$102	$107	$116	$146

The Custom Composite Index consists of Allied Waste Industries Inc., American Ecology Corp., Casella Waste Systems, Inc., Clean Harbors Inc., Covanta Holding Corp., Duratek Inc. (ending 1Q06), Republic Services Group, Stericycle Inc. Waste Connections, Inc., Waste Industries USA, Inc., Waste Management, Inc., and WCA Waste Corp. (beginning 3Q04).

Item 6.	Selected Financial Data

The following table summarizes our selected consolidated financial data for each fiscal year of the five-year period ended December 31, 2006. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, included elsewhere herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Revenue	$345,806	$338,004	$325,864	$298,552	$272,628
Gross profit	66,252	62,225	67,822	64,101	70,748
Selling, general and administrative expenses	31,385	24,733	24,346	26,070	22,935
Reorganization costs	—	—	—	1,169	905
Transaction costs and expenses	287	1,517	—	—	—
Stock option redemptions and transaction bonuses	—	6,805	—	—	—
(Gain) loss on sale of assets	(257)	(2,659)	(854)	7	(244)
Special charges, net	—	—	320	—	—
Amortization of intangibles	123	238	126	450	108
Income from operations	34,714	31,591	43,884	36,405	47,044
Interest expense, net	20,995	22,290	22,247	23,356	23,498
Net income (loss) before cumulative effect of change in accounting for asset retirement obligations and preferred stock dividends	8,003	(9,650)	12,954	7,754	11,064
Cumulative effect of change in accounting for asset retirement obligations	—	—	—	476	—
Preferred stock dividends	—	9,587	8,827	8,209	7,659
Net income (loss) applicable to common stock	$8,003	$(19,237)	$4,127	$(931)	$3,405
Basic —
Net income (loss) per share before cumulative effect of change in accounting for asset retirement obligations	$0.11	$(0.40)	$0.21	$(0.03)	$0.17
Cumulative effect of change in accounting for asset retirement obligations	—	—	—	(0.02)	—

Net income (loss) per share — basic	$0.11	$(0.40)	$0.21	$(0.05)	$0.17

Diluted —
Net income (loss) per share before preferred stock dividends and cumulative effect of change in accounting for asset retirement obligations	$0.10	$(0.40)	$0.21	$(0.03)	$0.17
Cumulative effect of change in accounting for asset retirement obligations	—	—	—	(0.02)	—

Net income (loss) per common share — diluted	$0.10	$(0.40)	$0.21	$(0.05)	$0.17

Working capital	$28,931	$56,259	$15,159	$20,517	$20,890
Total assets	$550,625	$543,306	$515,024	$490,677	$492,120
Total long-term debt, net of current maturities	$278,599	$279,951	$248,799	$269,133	$283,530
Redeemable preferred stock	$—	$—	$95,126	$86,299	$78,090
Stockholders’ equity	$182,119	$184,154	$68,725	$64,022	$64,449
We declared and paid cash dividends on common stock of approximately $29.2 million as of December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2006 Secondary Equity Offering

On May 16, 2006, we completed a secondary equity offering at $4.15 per share for 19,129,710 shares of common stock, including 15,129,710 shares held by stockholders for which we did not receive any proceeds and 4,000,000 shares issued by us. We received total net proceeds from the sale of the 4,000,000 shares, after underwriting discounts and commissions and offering expenses, of approximately $15.9 million. We used the net proceeds from the offering for working capital and general corporate purposes.

2005 Recapitalization

On June 21, 2005, we executed a $305 million senior credit agreement (See Note 4), repaid $196.9 million of debt under our previously outstanding senior credit agreement and 9 1/2% senior subordinated notes due 2009, converted all outstanding shares of preferred stock into 41,885,597 shares of common stock, and completed a $160 million offering of 9,302,326 primary and 27,847,674 secondary shares of common stock at an offering price of $4.30 per share. The credit agreement allows us to pay dividends and also resulted in significant cash interest savings when compared to the interest costs of our previously outstanding senior and subordinated debt. The credit agreement, debt repayment, preferred stock conversion, and primary and secondary common stock offering referenced in this paragraph, are collectively referred to herein as the “Recapitalization”.

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

Background

We generate substantially all of our revenue by providing water and wastewater residuals management services to municipal and industrial customers. We provide our customers with services and capabilities, including, drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, transportation, regulatory compliance, dewatering, and facility cleanout services. We currently serve more than 600 customers in 33 states and the District of Columbia. Our contracts typically have inflation price adjustments, renewal clauses and broad force majeure provisions. For the year ended December 31, 2006, we experienced a contract retention rate (both renewals and rebids) of approximately 94 percent.

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

Our percentage of revenue by type is summarized below:

	For the Years Ended December 31,
	2006	2005	2004

Contract	83%	80%	83%
Purchase order	2%	2%	3%
Product sales	3%	3%	3%
Design/build construction	1%	8%	3%
Event	11%	7%	8%

	100%	100%	100%

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

Our costs relating to service contracts include processing, transportation, spreading and disposal costs, and depreciation of operating assets. Our spreading, transportation and disposal costs can be adversely affected by unusual weather conditions and unseasonably heavy rainfall, which can temporarily reduce the availability of land application. Material must be transported to either a permitted storage facility (if available) or to a local landfill for disposal. In either case, this results in additional costs for transporting, storage and disposal of the biosolid materials versus land application in a period of normal weather conditions. Processing and transportation costs can also be adversely impacted by higher fuel costs. In order to manage this risk at processing facilities, we generally enter into contracts that pass-through fuel cost increases to the customer, or for contracts without pass-through provisions, we from time to time lock in our fuel costs with our fuel suppliers for terms or hedge these costs with financial derivative arrangements. We have hedged 92 percent of our natural gas unit costs for which we do not have a contractual pass-through through December 31, 2011. We have also locked in 47 percent of our electricity costs on contracts that do not have contractual pass-through agreements through December 2010. We continuously review various hedging strategies and plant efficiency opportunities to mitigate this risk going forward, but do expect natural gas costs will remain high through 2007 when compared to historical price levels for natural gas. We subcontract a significant portion of our transportation requirements to numerous contractors which enables us to minimize the impact of changes in fuel costs for over the road equipment. We have also periodically implemented temporary fuel surcharges with selected customers. Our costs relating to construction contracts primarily include subcontractor costs related to design, permit and general construction. Our selling, general and administrative expenses are comprised of accounting, information systems, marketing, legal, human resources, regulatory compliance, and regional and executive management costs.

Our management reviews and analyzes several trends and key performance indicators in order to manage our business. Since approximately 90 percent of our revenues are generated from municipal water and wastewater plants, we monitor trends involving municipal generators, including, among other things, aging infrastructure, technology advances, and regulatory activity in the water and wastewater residuals management industry. We use this information to anticipate upcoming growth opportunities, including new facility growth opportunities similar to the Kern County, California, Woonsocket, Rhode Island, Honolulu, Hawaii, Sacramento, California and Pinellas County, Florida facility projects that we completed over the past three years. We also use this information to manage potential business risks such as increased regulatory pressure or local public opposition to residuals management programs. On an ongoing basis, our management also considers several variables associated with the ongoing operations of the business, including, among other things:

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

Results of Operations

The following table sets forth certain items included in the consolidated financial statements as a percentage of revenue for the periods indicated (in thousands):

	For the Years Ended December 31,
	2006		2005		2004

Revenue	$345,806	100.0%	$338,004	100.0%	$325,864	100.0%
Cost of services	279,554	80.8%	275,779	81.6%	258,042	79.2%

Gross profit	66,252	19.2%	62,225	18.4%	67,822	20.8%
Selling, general and administrative expenses	31,385	9.1%	24,733	7.3%	24,346	7.5%
Transaction costs and expenses	287	0.1%	1,517	0.4%	—	—
Stock option redemptions and transaction bonuses	—	—	6,805	2.0%	—	—
Gain on sale of assets	(257)	(0.1)%	(2,659)	(0.7)%	(854)	(0.3)%
Special charges, net	—	—	—	—	320	0.1%
Amortization of intangibles	123	0.1%	238	0.1%	126	0.0%

Income from operations	34,714	10.0%	31,591	9.3%	43,884	13.5%

Other expense:
Interest expense, net	20,995	6.1%	22,290	6.6%	22,247	6.9%
Debt extinguishment costs	—	—	19,487	5.8%	—	—
Other (income) expense, net	131	0.0%	(203)	(0.1)%	37	0.0%

Total other expense, net	21,126	6.1%	41,574	12.3%	22,284	6.9%

Net income (loss) before provision (benefit) for income taxes	13,588	3.9%	(9,983)	(3.0)%	21,600	6.6%
Provision (benefit) for income taxes	5,585	1.6%	(333)	(0.1)%	8,646	2.6%

Net income (loss) before preferred stock dividends	8,003	2.3%	(9,650)	(2.9)%	12,954	4.0%

Preferred stock dividends	—		9,587		8,827

Net income (loss) applicable to common stock	$8,003		$(19,237)		$4,127

Revenue and income from operations are summarized by reporting segment, as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Revenue
Residuals Management Operations	$291,740	$269,639	$274,790
Rail Transportation	44,522	39,309	38,035
Engineering, Facilities, and Development	12,275	32,079	17,252
Eliminations	(2,731)	(3,023)	(4,213)

	$345,806	$338,004	$325,864

Income (loss) from operations
Residuals Management Operations	$48,985	$48,246	$55,857
Rail Transportation	6,477	4,229	5,134
Engineering, Facilities, and Development	(1,935)	564	(1,628)
Corporate	(18,813)	(21,448)	(15,479)

	$34,714	$31,591	$43,884

Results of Operations for the Years Ended December 31, 2006 and 2005

For the year ended December 31, 2006, revenue was approximately $345.8 million compared to approximately $338.0 million for the year ended December 31, 2005, an increase of approximately $7.8 million, or 2.3 percent. Contract revenues increased $17.0 million due primarily to a $7.0 million increase in revenue from new facilities, including the Central Valley compost, Providence Soils dewatering and Honolulu dryer facilities, a $2.6 million increase related to a disposal contract that started in the third quarter of 2005, a $3.6 million increase related to a long-term cleanout project, and other volume changes. Event revenues increased $15.4 million due primarily to $3.2 million of emergency digester clean-out work, $3.1 million on a soil disposal project, a $1.1 million increase in revenue generated on a large clean water lagoon clean-out project that is being completed over a two year period, $7.5 million on several large lagoon clean-out projects, and other volume changes. Design build construction revenues decreased $23.5 million primarily due to the decrease in construction revenue on the Honolulu dryer facility and other construction projects that have been substantially completed.

Our Residuals Management Operations segment revenues for the year ended December 31, 2006, increased approximately $22.1 million, or 8.2 percent, to $291.7 million compared to $269.6 million for the same period in 2005 due primarily to the increase in revenues from new facility projects described above, the increase in revenue from a long-term cleanout project described above, an increase in other contract revenues, and increases in event work described above. Our Rail Transportation segment revenues for the year ended December 31, 2006, increased approximately $5.2 million, or 13.2 percent, to $44.5 million compared to $39.3 million for the same period in 2005 due primarily to an increase in volume under contracted land application and disposal services contracts, an increase in a disposal contract that started in the third quarter of 2005, and an increase in event work, partially offset by a decrease in purchase order work. Our Engineering, Facilities, and Development segment revenues for the year ended December 31, 2006, decreased approximately $19.8 million to $12.3 million compared to $32.1 million for the same period in 2005 due primarily to the decrease in construction revenue on the Honolulu dryer facility project that has been substantially completed.

Gross profit for the year ended December 31, 2006, was approximately $66.3 million compared to approximately $62.2 million for the year ended December 31, 2005, an increase of $4.1 million. Gross profit as a percentage of revenue increased to 19.2 percent in 2006 from 18.4 percent in 2005. The increase in gross profit margin is a result of revenue mix changes associated with the increase in higher margin contract and event work and the decrease in lower margin design build construction work, partially offset by expected higher fuel costs, an increase in repairs and disposal costs, higher insurance claims, and a $1.4 million increase in depreciation expense.

Transaction costs and expenses and stock option redemptions and transaction bonuses decreased by $8.0 million to $0.3 million for the year ended December 31, 2006, compared to $8.3 million for the year ended December 31, 2005. During 2006, we expensed $0.3 million of transaction costs related to the sale of common stock held by selling shareholders in which we received no proceeds, compared to $8.3 million expended as a result of the Recapitalization in 2005.

Gain on sale of assets decreased by $2.4 million due to $2.4 million of gains from sales of real estate during the year ended December 31, 2005.

Selling, general and administrative expenses for the year ended December 31, 2006 increased $6.7 million to approximately $31.4 million compared to $24.7 million for the same period in 2005. The increase in general and administrative expense is primarily due to $2.7 million of non-cash expense for share based compensation expense related to the issuance of restricted stock and the implementation of SFAS No. 123R in January 2006 (which requires that we expense the fair value of employee stock options over the related service period), $0.9 million of costs related to the completion of the 2005 audit, including the external audit of internal controls required by Section 404 of the Sarbanes-Oxley Act, a $1.4 million positive litigation reserve adjustment that occurred in the second quarter of 2005, and $0.3 million of severance costs related to changes in regional management, and increases in commissions, other incentive compensation, depreciation and other costs.

As a result of the foregoing, income from operations for the year ended December 31, 2006 was approximately $34.7 million compared to approximately $31.6 million for the year ended December 31, 2005. Our Residuals Management Operations segment income from operations for the year ended December 31, 2006, totaled approximately $49.0 million compared to $48.2 million for 2005 due primarily to the positive impact of contract and event revenue mix changes, offset by higher fuel costs, and an increase in repairs and depreciation expense, as well as the $2.4 million decrease in asset sale gains noted above. Our Rail Transportation segment income from operations increased from $4.2 million in 2005 to $6.5 million in 2006 due primarily to higher volumes described above and related improved equipment utilization as well as improved pricing on existing contracts. Our Engineering, Facilities, and Development segment income from operations decreased from $0.6 million in 2005 to a loss of $1.9 million in 2006 due primarily to the decrease in construction revenues described above. The decrease in corporate loss from operations from a loss of $21.4 million in 2005 to a loss of $18.8 million in 2006, primarily relates to the $8.0 million decrease in transaction costs and expenses and stock option expenses and transaction bonuses described above, partially offset by the $1.4 million favorable reserve adjustment in 2005 described above, an increase in insurance claims not recharged to other segments, and the $2.7 million noncash charge in 2006 for share based compensation expense noted above.

Other expense, net, was approximately $21.1 million for the year ended December 31, 2006, compared to approximately $41.6 million for the year ended December 31, 2005, representing a decrease in other expense of approximately $20.5 million. The decrease is primarily due to $19.5 million in debt extinguishment costs and a $1.3 million decrease in interest expense associated with the Recapitalization.

For the year ended December 31, 2006, we recorded a provision for income taxes of approximately $5.6 million compared to a benefit of $0.3 million for the year ended December 31, 2005. Our effective tax rate was approximately 41 percent in 2006 compared to 3 percent in 2005. The increase in the effective tax rate is primarily related to one time provisions in the prior year for deferred taxes related to an increase in the expected statutory rates that will be applied when temporary differences turn in future periods following a legal entity restructuring, and a tax issue identified during a tax audit related to net operating loss carryforwards that has been fully reserved. Additionally, the permanent differences for state taxes, meals and entertainment and similar items that are not deductible for federal purposes reduced the benefit recognized in 2005 because in 2005 we reported a loss. Our tax provision is principally a deferred tax provision that will not significantly impact cash flow since we have significant tax deductions in excess of book deductions and net operating loss carryforwards available to offset future taxable income.

Results of Operations for the Years Ended December 31, 2005 and 2004

For the year ended December 31, 2005, revenue was approximately $338.0 million compared to approximately $325.9 million for the year ended December 31, 2004, an increase of approximately $12.1 million, or 3.7 percent.

We have four significant fixed price, long-term contracts for which we recognized revenues under the percentage of completion method of accounting totaling $31.5 million in 2005 and $17.0 million in 2004 with related gross margin totaling $4.2 million in 2005 and $5.9 million in 2004. The four significant contracts included a $36.5 million project for the design and construction of a biosolids dryer facility, a $14.9 million contract for the removal and disposal of cleanwater residuals from a lagoon over a two year period, a $12.0 million contract for the removal and disposal of biosolids from a lagoon over a five year period and a $3.6 million contract for the installation of a dewatering facility that was substantially completed in 2005. These types of contracts occur infrequently but have a significant impact on reported revenues and earnings. The revenue recognized for construction of the new dryer facility and the dewatering facility is reported as design/build construction revenue, while the revenue recognized for removing and disposing of bio-solids from the lagoon over a multi-year period is reported as contract revenue and the revenue recognized for the removal of clean water residuals over a two year period is being reported as event revenues. Design/build construction revenues increased $14.7 million primarily due to a $11.9 million increase in construction revenue on the Honolulu dryer facility project, which was substantially completed in 2006 and $2.9 million increase for construction of a dewatering facility in Knoxville, Tennessee. Contract revenues increased $1.3 million compared to the prior year due to a $4.1 million increase in revenues from the Sacramento dryer facility that commenced operations in December 2004, a $2.2 million increase related to a new disposal contract and $2.5 million of other contract changes, offset by an expected $7.5 million decrease in revenue on a long-term cleanout job. Event revenues decreased $2.1 million due to an expected year over year decrease in the number of large event projects in 2005 compared to 2004, partially offset by $5.8 million of revenue in 2005 under a $15 million clean water lagoon cleanout project that is expected to take approximately two years to complete. Purchase order and product sales revenues decreased by $1.7 million due primarily to a decrease in purchase order work for soil cleanup projects.

Our Residuals Management Operations revenues for the year ended December 31, 2005, decreased approximately $5.2 million or 1.9 percent to $269.6 million compared to $274.8 million for the same period in 2004 due primarily to the decreases in contract and event revenues. These decreases were anticipated going into the year as in process and pre-sold event work was higher at the beginning of 2004 than 2005 and there was $7.7 million of contract revenue recognized in 2004 on a long-term cleanout contract accounted for using the percentage-of-completion accounting method that did not generate any significant revenue in 2005. Our Rail Transportation revenues for the year ended December 31, 2005, increased approximately $1.3 million or 3.4 percent to $39.3 million compared to $38.0 million for the same period in 2004 due primarily to a $2.2 million increase related to a new disposal contract partially offset by a decrease in event and purchase order revenues from disposal services. Our Engineering, Facilities, and Development revenues for the year ended December 31, 2005, increased approximately $14.8 million to $32.1 million compared to $17.3 million in 2004 due primarily to a $11.9 million increase in construction revenues on a new dryer facility in Honolulu, and a $4.1 million increase in revenues on the Sacramento dryer facility that commenced operations in December 2004, partially offset by the transfer of the Pinellas dryer facility operations to the Residuals Management Operations segment.

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

Selling, general and administrative expenses for the year ended December 31, 2005, were approximately $24.7 million compared to approximately $24.3 million for the year ended December 31, 2004. Selling, general and administrative expenses as a percentage of revenues were 7.3 percent for the year ended December 31, 2005, a slight decrease from the same period of 2004. The decrease relates primarily to favorable net reserve adjustments of $1.0 million, offset by an increase in costs to implement section 404 of the Sarbanes Oxley Act totaling $0.7 million and $0.3 million of compensation expense for grants of restricted stock to certain key employees pursuant to the terms of a new incentive compensation plan approved in connection with the Recapitalization that results in grants of shares of our common stock at dividend payments dates (See Note 1).

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

Historical Cash Flows

Cash Flows from Operating Activities — For the year ended December 31, 2006, cash flows provided by operating activities were approximately $44.6 million compared to cash flow used in operating activities of approximately $3.0 million for the same period in 2005, an increase of approximately $47.6 million. The increase primarily relates to a $27.2 million increase in net income applicable to common stock primarily resulting from improved operating results and the decrease in 2005 charges related to the Recapitalization for transaction costs of $1.5 million, transaction bonuses and stock option redemptions of $6.8 million and debt extinguishment costs of $19.5 million. In addition, we had a decrease in cash required by working capital of $22.5 million, due to $14.7 million of cash generated from increases in accounts payables, $12.6 million of cash generated from changes in cost and estimated earnings in excess of billings due to substantial completion and billing of several projects, $4.9 million of cash generated from changes in accrued interest related to timing of interest payments, partially offset by $8.6 million of cash used related to prepaids and other current assets and a $1.2 million decrease of cash used related to accounts receivable. The improvement in payables primarily relates to a significant use of payables in the prior year following the Recapitalization.

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

Under the percentage of completion method of accounting, we recognize revenue based on the percentage of costs incurred to date to total estimated costs expected to be incurred on the project multiplied by the contract price. Cost and estimated earnings in excess of billings represents the amount of revenue recognized on these projects in excess of what has been billed to date as provided in the underlying contract. Costs and estimated earnings in excess of billings totaled $8.4 million at December 31, 2006, of which approximately $5.7 million will not be billable in fiscal 2007 and $14.4 million at December 31, 2005, of which approximately $3.8 million was not billable in fiscal 2006 under the terms of the related contract and has therefore been included in non-current assets. Costs incurred on these contracts are expected to be covered by billings and related cash receipts in 2007 and are therefore not expected to significantly impact our liquidity in 2007. There have not been any significant changes to the scope of the work or the payment terms of these contracts and there are no payment related disputes on these contracts. The increase in costs in excess of billings is believed to be fully collectable and thus no additional increase to allowance for doubtful accounts has been deemed necessary.

Cash Flows from Investing Activities — For the year ended December 31, 2006, cash flows used by investing activities were approximately $45.4 million compared to approximately $17.1 million for the same period in 2005. This increase is due primarily to a $27.8 million increase in capital expenditures including new facilities. We expended $40.6 million in 2006 on new facility construction projects, compared to $8.3 million in 2005. Such increases in new facility spending were partially offset by spending decreases on other capital projects.

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

Cash Flows from Financing Activities — For the year ended December 31, 2006, cash flows used in financing activities were approximately $17.3 million compared to cash flows provided of approximately $38.3 million for the same period in 2005, a decrease of approximately $55.6 million. The decrease primarily relates to a decrease in proceeds from equity offerings from $37.6 million in 2005 to $15.9 million in 2006, an increase in cash dividend payments to $29.2 million in 2006 compared to $14.5 million in 2005, and other changes in debt and debt issuance costs (including the repayment of debt and debt issuance costs and the refinancing of debt related to the Recapitalization in 2005 summarized in Note 1), as well as a $3.6 million decrease in proceeds received from the exercise of options.

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

Capital Expenditure Requirements

Capital expenditures for the year ended December 31, 2006 totaled approximately $47.7 million (which included approximately $40.6 million for new facilities) compared to approximately $21.5 million (which included $10.0 million for new facilities) in the same period of 2005. Our ongoing capital expenditure program consists of expenditures for replacement equipment, betterments, and growth.

Debt Service Requirements

Senior Credit Facility

On June 21, 2005, we executed our Senior Credit Facility with a syndicate of financial institutions, including affiliates of Banc of America Securities LLC, Lehman Brothers Inc. and CIBC World Markets Corp. A portion of the proceeds received from the Senior Credit Facility were used to repay our $150 million amended and restated Senior Credit Agreement, entered into on May 8, 2002 by and among us, Bank of America, N.A. and certain other lenders and to tender for all of our $150 million of outstanding 9 1/2% senior subordinated notes due April 1, 2009 (the “Notes”).

The loan commitments under the Senior Credit Facility are as follows:

(i) Revolving Loan (“Revolver”) up to $95.0 million outstanding at anytime;

(ii) Term B Loans (which, once repaid, may not be reborrowed) of $210.0 million including $30.0 million that was borrowed in December 2005; and

(iii) Letters of Credit up to $50 million as a subset of the Revolver. At December 31, 2006, we had approximately $38.4 million of letters of credit outstanding.

The Revolver has a five-year maturity and the term loan has a seven-year maturity. The Senior Credit Facility is secured by first priority security interests in substantially all of our assets and those of our subsidiaries (other than assets securing nonrecourse debt) and expires on December 31, 2012. There is no amortization of the term loan. The term loan bears interest at LIBOR or prime rate plus a margin (2.25 percent for Eurodollar loans, and 1.25 percent for base rate loans), and the Revolver bears interest at LIBOR or prime rate plus a margin based on a rate schedule (currently 2.75 percent for Eurodollar loans, and 1.75 percent for base rate loans). As of December 31, 2006, these rates total approximately:

	Eurodollar	Base Rate

Revolver	8.10%	10.00%
Term	7.63%	9.50%

As of December 31, 2006, we had $5.2 million borrowed on the Revolver.

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

The Senior Credit Facility includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Facility. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. We were in compliance with those covenants as of December 31, 2006. As of December 31, 2006, we had approximately $51.4 million of unused borrowings under the Senior Credit Facility.

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

Other Debt

In 1996, the Maryland Energy Financing Administration (the “Administration”) issued nonrecourse tax-exempt project revenue bonds (the “Maryland Project Revenue Bonds”) in the aggregate amount of $58.6 million. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now our wholly owned subsidiary known as Synagro-Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. We assumed all obligations associated with the Maryland Project Revenue Bonds in connection with our acquisition of the Bio Gro division of Waste Management, Inc. (“Bio Gro”) in 2000. Maryland Project Revenue Bonds in the aggregate amount of approximately $22.8 million have already been repaid. The remaining Maryland Project Revenue Bonds bear interest at annual rates between 6.30 percent and 6.45 percent and mature on dates between December 1, 2007, and December 1, 2016.

In December 2002, the California Pollution Control Financing Authority (the “Authority”) issued nonrecourse revenue bonds in the aggregate amount of $20.9 million (net of original issue discount of $0.4 million). The nonrecourse revenue bonds consist of $19.7 million (net of original issue discount of $0.4 million) Series 2002-A and $1.2 million (net of original issue discount of $9,000) Series 2002-B (collectively, the “Sacramento Bonds”). The Authority loaned the proceeds of the Sacramento Bonds to Sacramento Project Finance, Inc., one of our wholly owned subsidiaries, pursuant to a loan agreement dated December 1, 2002. The purpose of the loan was to finance the design, permitting, construction of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional County Sanitation District. Sacramento Bonds in the aggregate amount of approximately $1.2 million have already been repaid. The remaining Sacramento Bonds bear interest at annual rates between 4.375 percent and 5.50 percent and mature on dates between December 1, 2007, and December 1, 2024. The Sacramento facility commenced commercial operations in December 2004.

Notes Payable to Sellers of Acquired Businesses

In connection with previous acquisitions, we have $2.5 million in notes payable with certain former owners which includes payments for contingent consideration. The notes payable are due over three remaining years in installments with interest payable at annual rates ranging from five percent to eight percent.

At December 31, 2006, future minimum principal payments of long-term debt, nonrecourse project revenue bonds (See Note 5), capital lease obligations (see Note 6), estimated interest expense on debt, operating lease obligations and purchase commitments are as follows (in thousands):

		Nonrecourse	Capital
	Long-Term	Project	Lease	Estimated	Operating	Purchase
Year Ended December 31,	Debt	Revenue Bonds	Obligations	Interest	Leases	Commitments	Total

2007	$1,465	$3,710	$4,708	$22,131	$11,076	$4,078	$47,168
2008	1,072	3,935	5,476	21,412	10,021	2,993	44,909
2009	27	4,165	2,331	20,922	8,235	2,993	38,673
2010	30	4,420	1,268	19,440	6,353	2,993	34,504
2011	5,232	4,685	1,123	19,087	4,871	—	34,998
2012-2016	210,151	23,000	—	23,303	4,946	—	261,400
2017-2021	—	5,875	—	2,671	238	—	8,784
Thereafter	—	6,070	—	771	1,417	—	8,258

Total	$217,977	$55,860	$14,906	$129,737	$47,157	$13,057	$478,694

Interest expense is estimated because certain of our debt has variable interest rates. For purposes of this estimate, variable interest rates as of December 31, 2006 were utilized.

We have entered into various lease transactions to purchase transportation and operating equipment that have been accounted for as capital lease obligations and operating leases. The capital leases have lease terms of three to six years with interest rates ranging from 4.9 percent to 9.34 percent. The net book value of the equipment related to these capital leases totaled approximately $18.3 million as of December 31, 2006. The operating leases have terms of two to eight years. Additionally, we have guaranteed a maximum lease risk amount to the lessor of one of the operating leases. The fair value of this guaranty is approximately $0.2 million as of December 31, 2006 and is included in current liabilities.

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

Our board of directors adopted a dividend policy, effective upon the closing of the Recapitalization in 2005, pursuant to which we paid quarterly dividends of $0.10 per share which totaled $29.2 million in 2006. We expect to pay quarterly dividends at an annual rate of approximately $0.40 per share, but only if and to the extent dividends are declared by our board of directors and permitted by applicable law and by the terms of our Senior Credit Facility (See Note 4). Dividend payments are not guaranteed and our board of directors may decide, in its absolute discretion, not to pay dividends. Dividends on our common stock are not cumulative. We declared a quarterly dividend of $0.10 per share in February 2007.

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

Series E Redeemable Preferred Stock

We have authorized 55,000 shares of Series E Preferred Stock, par value $.002 per share, and previously had outstanding 37,497.183 shares of Series E Preferred Stock held by GTCR Fund VII, L.P. and 7,261.504 shares held by certain affiliates of The TCW Group, Inc. The Series E Preferred Stock was convertible by the holders into a number of shares of our common stock computed by dividing (i) the sum of (a) the number of shares to be converted multiplied by the liquidation value and (b) the amount of accrued and unpaid dividends by (ii) the conversion price then in effect. The initial conversion price was $2.50 per share provided that in order to prevent dilution, the conversion price could be adjusted. The Series E Preferred Stock was senior to our common stock and any other of our equity securities. The liquidation value of each share of Series E Preferred Stock was $1,000 per share. Dividends on each share of Series E Preferred Stock accrued daily at the rate of eight percent per annum on the aggregate liquidation value. Upon conversion of the Series E Preferred Stock by the holders, the holders could have elected to receive the accrued and unpaid dividends in shares of our common stock at the conversion price. The Series E Preferred Stock was entitled to one vote per share. Shares of Series E Preferred Stock were subject to mandatory redemption by us on January 26, 2010, at a price per share equal to the liquidation value plus accrued and unpaid dividends. On June 21, 2005, holders of our preferred stock converted all of their preferred shares into shares of our existing common stock.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. We expect to adopt SFAS No. 157 beginning January 1, 2008. We are currently evaluating the impact that this interpretation may have on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 are effective for us beginning in the first quarter of 2007. We do not expect any impact to our consolidated financial statements upon adoption of SAB No. 108.

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109 Accounting for Income Taxes, was issued (“FIN No. 48”). FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years ending after December 15, 2006. We adopted FIN No. 48 on January 1, 2007, and will not have a material effect on our financial condition, results of operations, or cash flows.

In December 2004, SFAS No. 123 “Accounting for Stock-Based Compensation” was revised (“SFAS No. 123R”). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires that companies record compensation expense for employee stock option awards. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The impact of adopting SFAS No. 123R resulted in annual expense in 2006 of approximately $2.7 million.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 was effective for the year ended December 31, 2005, but did not have a material effect on our financial condition, results of operations or cash flows.

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

Critical Accounting Estimates and Assumptions

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are our significant estimates and assumptions made in preparation of our financial statements that deal with the greatest amount of uncertainty:

Allowance for Doubtful Accounts — We estimate losses for uncollectible accounts receivables based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Accounts receivables are written off periodically during the year as they are deemed uncollectible when collection efforts have been unsuccessful. The allowance for doubtful accounts at December 31, 2006 and 2005 was approximately $1.0 million and $1.1 million, respectively and is recorded as a reduction of accounts receivables.

Loss Contracts — We evaluate our revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations. An accrual for loss contracts was not required as of December 31, 2006.

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

Property and Equipment/Long-Lived Assets — Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. We did not have any asset impairments under the provisions of SFAS No. 144 as of December 31, 2006.

We regularly incur costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. We recorded $46.1 million in property and long-term assets related to these activities at December 31, 2006, compared to $12.3 million at December 31, 2005 (approximately $44.2 million and $10.4 million are classified as construction in progress as of December 31, 2006 and 2005, respectively). The increase at December 31, 2006 is primarily a result of the construction on the composting facility in Kern County, California (which began operations in January 2007) and an incinerator facility upgrade in Woonsocket, Rhode Island. As required under current accounting standards, we routinely review the status of each of these projects to determine if these costs are realizable.

Goodwill — Goodwill attributable to our reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates; costs of capital and estimates of market multiples. As required under current accounting standards, we test for impairment annually at year end unless factors otherwise indicate that impairment may have occurred. We did not have any impairments under the provisions of SFAS No. 142 as of December 31, 2006.

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

As of December 31, 2006, we had generated net operating loss (“NOL”) carryforwards of approximately $97.9 million available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our carryforwards. Accordingly, our ability to utilize our NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for federal income tax purposes. We estimate that our effective tax rate in 2007 will approximate 42 percent of pre-tax income. Substantially all of our tax provision over the next several years is expected to be deferred in nature due to significant tax deductions in excess of book deductions for goodwill and depreciation.

Legal and Contingency Accruals — We estimate and accrue the amount of probable exposure we may have with respect to litigation, claims and assessments. These estimates are based on management’s assessment of the facts and the probabilities of the ultimate resolution of the litigation.

Derivatives — We have entered into various interest rate and natural gas derivatives to manage our exposure to changes in interest rates and natural gas prices. We estimate the fair value of these derivatives using market data, information provided by the counterparties to these arrangements and other information, as necessary.

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

Derivatives and Hedging Activities

Effective October 6, 2006, we entered into a interest rate corridor on a notional amount of $73.5 million whereby we will receive the difference between LIBOR and 5.5 percent if LIBOR is between 5.5 and 6.0 percent. We paid $129,000 to execute this agreement. This agreement expires May 2009. We chose not to designate the arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense (Income), net. At December 31, 2006, this corridor has a fair market value representing an asset of approximately $0.1 million; accordingly, approximately $23,000 has been recorded in Other Expense (Income), net.

Effective June 26, 2006, we entered into a five year natural gas swap on a monthly settlement volume of 10,416 mmbtu’s, whereby each month beginning January 2007, we receive the NYMEX price for 10,416 mmbtu’s and pay $8.41 for the 10,416 mmbtu’s. This swap is considered to be a cash flow hedge and accordingly the fair value adjustments will be recorded to Accumulated Other Comprehensive Income. The aggregate liability for the fair value of this agreement was approximately $0.5 million at December 31, 2006. Approximately, $0.4 million, net of tax, has been charged to Accumulated Other Comprehensive Income for the year ended December 31, 2006 for this agreement. This swap expires on December 2011.

Also effective June 26, 2006, we entered into a five year three way collar on a monthly settlement volume of 31,250 mmbtu’s, whereby each month beginning January 2007, we will receive the NYMEX price and pay the NYMEX price unless the NYMEX price settles below $6.17 per mmbtu or above $8.00 per mmbtu. If the NYMEX price settles below $6.17 per mmbtu, we will pay the difference between the NYMEX price and $6.17 per mmbtu. If the NYMEX price settles above $8.00 per mmbtu then we will receive the difference between the NYMEX price and $8.00 up to $10.00 per mmbtu. We chose not to designate the arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense (Income), net. At December 31, 2006, this collar has a fair market value representing a liability of approximately $0.4 million; accordingly, approximately $0.4 million has been recorded in Other Expense (Income), net. This collar expires December 2011.

Effective January 31, 2006, we entered into an interest rate cap agreement on a notional amount of $124.0 million whereby we receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 5 percent, in such event we would pay 5 percent. We paid $174,000 to execute this cap. We chose not to designate this arrangement as a hedge. The fair value of the swap was approximately $0.2 million at December 31, 2006; accordingly, the change in the fair value totaling approximately $49,000 has been recorded to Other Expense (Income), net. This agreement expires May 2007.

Effective July 1, 2005, we entered into two interest rate agreements. The first is an interest rate collar agreement on a notional amount of $86.5 million, whereby we will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles below 3.52 percent or above 4.50 percent, in either such event we would pay 3.52 percent or 4.50 percent, as applicable. We chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense (Income), net. The change in the fair value of approximately

$0.2 million has been recorded in Other Expense (Income), net for the year ended December 31, 2006. This swap expired November 2006.

Also effective July 1, 2005, we entered into an interest rate cap agreement on a notional amount of $73.5 million whereby we will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 6 percent in which case we would pay 6 percent. We paid $220,000 to execute this cap. We chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense (Income), net. At December 31, 2006, this cap has a fair market value representing an asset of approximately $0.1 million; accordingly, the change in the fair value of approximately $0.2 million has been recorded in Other Expense (Income), net. This cap expires May 2009.

During the second quarter of 2005, we entered into three forward starting fixed rate swap agreements that were effective November 13, 2006, and mature in May 2010. The notional amount for each fixed rate swap is $28 million, and the fixed rates of interest are 4.69 percent, 4.54 percent, and 4.21 percent. These swaps are considered to be cash flow hedges and accordingly the fair value adjustments will be recorded to Accumulated Other Comprehensive Income and the cash settlements will be recorded to Interest Expense. The aggregate asset for the fair value of these agreements was approximately $1.3 million at December 31, 2006. Approximately $0.4 million, net of tax, has been included in Accumulated Other Comprehensive Income as of December 31, 2006 and approximately $0.1 million has been recorded as a reduction to Interest Expense as of December 31, 2006.

We previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, we entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in our reverse swap agreement (both of which will expire in January 2008). The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $0.9 million is reflected in Other Long-Term Liabilities at December 31, 2006. The loss recognized during the year ended December 31, 2006 related to the floating-to-fixed interest rate swap agreement was approximately $0.3 million, while the gain recognized related to the reverse swap agreement was approximately $0.3 million. The amount of the ineffectiveness of the reverse swap agreement charged to Other Expense (Income), net was approximately $54,000 for the year ended December 31, 2006.

Interest Rate Risk

Total debt at December 31, 2006, included $215.2 million in floating rate debt at a base interest rate plus LIBOR. As a result, our interest cost in 2007 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 10 percent change in the floating rate (i.e. LIBOR) would be approximately $0.6 million.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm — Hein & Associates LLP	48
Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	50
Consolidated Balance Sheets as of December 31, 2006 and 2005	51
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	52
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004	53
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	54
Notes to Consolidated Financial Statements	56
Amendment No.1 to Employment Agreement - Robert C. Boucher
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Consent of Independent Registered Public Accounting Firm
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Synagro Technologies, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Synagro Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synagro Technologies, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Synagro Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Synagro Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Synagro Technologies, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006 of Synagro Technologies, Inc. and our report dated March 2, 2007 expressed an unqualified opinion thereon.

/s/  Hein & Associates LLP

Houston, Texas
March 2, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Synagro Technologies, Inc.

We have audited the consolidated balance sheet of Synagro Technologies, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synagro Technologies, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Synagro Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated March 2, 2007 expressed an unqualified opinion thereon.

As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” during the year ended December 31, 2006.

/s/  Hein & Associates LLP

Houston, Texas
March 2, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Synagro Technologies, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Synagro Technologies, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Houston, TX
March 29, 2006

SYNAGRO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

	December 31,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$484	$18,571
Restricted cash	1,356	2,444
Accounts receivable, net	70,072	66,429
Costs and estimated earnings in excess of billings	2,685	10,579
Prepaid expenses and other current assets	14,606	12,409
Deferred tax assets	2,617	2,759

Total current assets	91,820	113,191
Property, machinery & equipment, net	255,169	227,678
Other Assets:
Costs and estimated earnings in excess of billings	5,706	3,837
Goodwill	176,579	176,196
Restricted cash — construction fund	—	406
Restricted cash — debt service fund	7,067	7,304
Other, net	14,284	14,694

Total assets	$550,625	$543,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,465	$1,776
Current maturities of nonrecourse project revenue bonds	3,710	3,480
Current maturities of capital lease obligations	4,708	3,175
Accrued interest payable	2,819	962
Accounts payable	35,173	34,011
Accrued expenses	15,014	13,528

Total current liabilities	62,889	56,932
Long-Term Debt:
Long-term debt obligations, net	216,512	212,488
Nonrecourse project revenue bonds, net	51,889	55,575
Capital lease obligations, net	10,198	11,888

Total long-term debt	278,599	279,951
Deferred income taxes	24,977	19,962
Other long-term liabilities	2,041	2,307

Total liabilities	368,506	359,152

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.002 par value 10,000,000 shares authorized, none issued or oustanding	—	—
Common stock, $.002 par value, 100,000,000 shares authorized, 77,819,425 and 72,813,378 shares issued and outstanding in 2006 and 2005, respectively	156	146
Unearned restricted stock	—	(404)
Additional paid in capital	186,980	197,453
Accumulated deficit	(5,522)	(13,525)
Accumulated other comprehensive income	505	484

Total stockholders’ equity	182,119	184,154

Total liabilities and stockholders’ equity	$550,625	$543,306

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands except for share and per share data)

Revenue	$345,806	$338,004	$325,864
Cost of services	279,554	275,779	258,042

Gross profit	66,252	62,225	67,822
Selling, general and administrative expenses	31,385	24,733	24,346
Transaction costs and expenses	287	1,517	—
Stock option redemptions and transaction bonuses	—	6,805	—
Gain on sale of assets	(257)	(2,659)	(854)
Special charges, net	—	—	320
Amortization of intangibles	123	238	126

Income from operations	34,714	31,591	43,884

Other expense:
Interest expense, net	20,995	22,290	22,247
Debt extinguishment costs	—	19,487	—
Other (income) expense, net	131	(203)	37

Total other expense, net	21,126	41,574	22,284

Income (loss) before provision (benefit) for income taxes	13,588	(9,983)	21,600
Provision (benefit) for income taxes	5,585	(333)	8,646

Net income (loss) before preferred stock dividends	8,003	(9,650)	12,954
Preferred stock dividends and accretion	—	9,587	8,827

Net income (loss) applicable to common stock	$8,003	$(19,237)	$4,127

Earnings (loss) per share:
Basic net earnings (loss) per share	$0.11	$(0.40)	$0.21

Diluted net earnings (loss) per share	$0.10	$(0.40)	$0.21

Weighted average shares outstanding:
Weighted average shares outstanding for basic earnings per share calculation	75,763,943	47,725,820	19,777,041
Effect of dilutive stock options and restricted stock	958,728	—	—

Weighted average shares outstanding for diluted earnings per share	76,722,671	47,725,820	19,777,041

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended December 31, 2006, 2005 and 2004

						Accumulated
			Unearned	Additional		Other
	Common Stock		Restricted	Paid-in	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Stock	Stock	Deficit	Income (Loss)	Total	Income (Loss)
	(In thousands except share data)

BALANCE, January 1, 2004	19,775,821	$40	—	$82,113	$(16,829)	$(1,302)	$64,022
Change in other comprehensive income related to amortization of derivatives, net of tax of $309	—	—	—	—	—	504	504	$504
Preferred stock dividends	—	—	—	(8,827)	—	—	(8,827)	—
Exercise of options	33,800	—	—	72	—	—	72	—
Net income before preferred stock dividends	—	—	—	—	12,954	—	12,954	12,954

BALANCE, December 31, 2004	19,809,621	40	—	73,358	(3,875)	(798)	68,725	$13,458

Change in other comprehensive income related to changes due to the Recapitalization (See Note 1), net of tax of $489	—	—	—	—	—	798	798	$798
Change in other comprehensive income related to change in fair value of derivatives, net of tax of $280	—	—	—	—	—	484	484	484
Preferred stock dividends and accretion	—	—	—	(9,587)	—	—	(9,587)	—
Issuance of common shares, net of issuance costs	9,302,326	18	—	37,623	—	—	37,641	—
Conversion of preferred shares	41,885,597	84	—	104,630	—	—	104,714	—
Common stock dividends	—	—	—	(14,455)	—	—	(14,455)	—
Exercise of options	1,651,772	4	—	4,148	—	—	4,152	—
Tax benefit from exercise of stock options	—	—	—	1,079	—	—	1,079	—
Issuance of restricted stock	164,062	—	(657)	657	—	—	—	—
Vesting of restricted stock	—	—	253	—	—	—	253	—
Net loss before preferred stock dividends	—	—	—	—	(9,650)	—	(9,650)	(9,650)

BALANCE, December 31, 2005	72,813,378	146	(404)	197,453	(13,525)	484	184,154	$(8,368)

Reclassification of unearned restricted stock due to adoption of accounting principle	—	—	404	(404)	—	—	—	$—
Change in other comprehensive income related to change in the fair value of derivatives, net of tax of $11	—	—	—	—	—	21	21	21
Common stock cash dividends	—	—	—	(29,242)	—	—	(29,242)	—
Stock dividends	284,806	1	—	(1)	—	—	—	—
Exercise of options	235,194	—	—	601	—	—	601	—
Issuance of restricted stock	490,536	1	—	722	—	—	723	—
Forfeiture of restricted stock	(4,489)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	591	—	—	591	—
Issuance of common shares, net of issuance costs	4,000,000	8	—	15,852	—	—	15,860	—
Share based compensation on options	—	—	—	1,408	—	—	1,408	—
Net income applicable to common stock	—	—	—	—	8,003	—	8,003	8,003

BALANCE, December 31, 2006	77,819,425	$156	$—	$186,980	$(5,522)	$505	$182,119	$8,024

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss) applicable to common stock	$8,003	$(19,237)	$4,127
Adjustments to reconcile net income (loss) applicable to common stock to net cash provided (used) by operating activities:
Preferred stock dividends and warrant accretion	—	9,587	8,827
Bad debt expense	600	525	300
Depreciation and amortization expense	23,211	21,667	19,902
Amortization and write-off of debt financing costs	1,439	5,548	1,244
Share based compensation expense	2,722	253	—
Other	—	(41)	—
Provision (benefit) for deferred income taxes	5,165	(979)	7,468
Tax benefit from exercise of stock options	—	1,079	—
Gain on sale of property, machinery and equipment	(257)	(2,659)	(854)
(Increase) decrease in the following, net:
Accounts receivable	(4,243)	(3,064)	(4,609)
Costs and estimated earnings in excess of billings	6,025	(6,612)	(11,940)
Prepaid expenses and other assets	(1,418)	7,161	(2,289)
Increase (decrease) in the following:
Accrued interest payable	1,857	(3,056)	(204)
Accounts payable, accrued expenses and other long-term liabilities	1,543	(13,194)	11,458

Net cash provided (used) by operating activities	44,647	(3,022)	33,430

Cash flows from investing activities:
Purchase of businesses, including contingent consideration and earnout payments, net of cash acquired	(383)	(341)	(804)
Purchases of property, machinery and equipment	(47,725)	(19,878)	(14,667)
Proceeds from sale of property, machinery and equipment	942	5,022	1,799
Facility construction funded by restricted cash	—	(1,648)	(10,928)
Decrease in restricted cash for facility construction	—	1,648	10,200
Decrease (increase) in other restricted cash accounts	1,731	(1,872)	740
Other	—	3	124

Net cash used by investing activities	(45,435)	(17,066)	(13,536)

Cash flows from financing activities:
Payments of debt	(8,560)	(184,936)	(26,421)
Proceeds from debt	—	210,000	—
Net increase (decrease) in bank revolver borrowings	5,200	(5,100)	5,100
Net increase (decrease) in book overdrafts	(824)	(1,319)	1,651
Debt issuance costs	(334)	(7,650)	(176)
Proceeds from equity offerings	15,860	37,641	—
Dividends on common stock	(29,242)	(14,455)	—
Proceeds from exercise of options	601	4,152	72

Net cash provided (used) by financing activities	(17,299)	38,333	(19,774)

Net increase (decrease) in cash and cash equivalents	(18,087)	18,245	120
Cash and cash equivalents, beginning of period	18,571	326	206

Cash and cash equivalents, end of period	$484	$18,571	$326

Supplemental cash flow information:
Interest paid during the period	$20,079	$19,555	$20,009
Income taxes paid during the period	$607	$1,138	$959

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

During 2004, the Company entered into a $4.0 million note to purchase land and entered into capital lease agreements with obligations of approximately $1.7 million to purchase operating and transportation equipment.

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

During 2006, the Company entered into capital lease agreements with obligations of approximately $3.4 million to purchase operating and transportation equipment.

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business and Summary of Significant Accounting Policies

Business and Organization

Synagro Technologies, Inc., a Delaware corporation (“Synagro”), and collectively with its subsidiaries (the “Company”) is a national water and wastewater residuals management company serving more than 600 municipal and industrial water and wastewater treatment accounts and has operations in 33 states and the District of Columbia. Synagro offers many services that focus on the beneficial reuse of organic nonhazardous residuals resulting from the wastewater treatment process. Our broad range of services include drying and pelletization, composting, product marketing, incineration, alkaline stabilization, land application, transportation, regulatory compliance, dewatering, and facility cleanout services.

2006 Secondary Equity Offering

On May 16, 2006, the Company completed a secondary equity offering at $4.15 per share for 19,129,710 shares of common stock, including 15,129,710 shares held by stockholders for which the Company did not receive any proceeds and 4,000,000 shares issued by the Company. The Company received total net proceeds from the sale of the 4,000,000 shares, after underwriting discounts and commissions and offering expenses, of approximately $15.9 million. The Company used the net proceeds from the offering for working capital and general corporate purposes.

2005 Recapitalization

On June 21, 2005, the Company executed a $305 million senior credit agreement (See Note 4), repaid $196.9 million of debt under its previously outstanding senior credit agreement and 9 1/2% senior subordinated notes due 2009, converted all outstanding shares of preferred stock into 41,885,597 shares of common stock, and completed a $160 million offering of 9,302,326 primary and 27,847,674 secondary shares of common stock at an offering price of $4.30 per share. The credit agreement allows the Company to pay dividends and also resulted in significant cash interest savings when compared to the interest costs of the Company’s previously outstanding senior and subordinated debt. The credit agreement, debt repayment, preferred stock conversion, and primary and secondary common stock offering referenced in this paragraph, are collectively referred to herein as the “Recapitalization”.

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

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest is capitalized on certain assets under construction. Capitalized interest included in construction in process totaled approximately $2.2 million, $0.1 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Deferred Financing Costs

Deferred financing costs, net of accumulated amortization at December 31, 2006 and 2005, totaled approximately $6.1 million and $7.0 million, respectively, and are included in other assets. Deferred financing costs are amortized to interest expense on a straight-line basis over the life of the underlying instruments, which is not materially different from the effective interest method.

Revenue Recognition

Revenues generated from facilities operations and maintenance contracts are recognized either when wastewater residuals enter the facilities or when the residuals have been processed, depending on the contract terms. All other revenues under service contracts are recognized when the service is performed.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues related to long-term fixed price projects are recognized in accordance with percentage-of-completion accounting guidance. Percentage of completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for each contract at completion. Due to uncertainties inherent in the estimation process, it is reasonably possible that the estimated completion costs will be revised in the near term. Such revisions to cost and income are recognized in the periods in which the revisions are determined.

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

Allowance for Doubtful Accounts — The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. Accounts are written off periodically during the year as they are deemed uncollectible when collection efforts have been unsuccessful. The allowance for doubtful accounts at December 31, 2006 and 2005 was approximately $1.0 million and $1.1 million, respectively, and is recorded as a reduction of accounts receivable.

Loss Contracts — The Company evaluates its revenue producing contracts to determine whether the projected revenues of such contracts exceed the direct cost to service such contracts. These evaluations include estimates of the future revenues and expenses. Accruals for loss contracts are adjusted based on these evaluations. An accrual for loss contracts was not required as of December 31, 2006 and 2005.

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

Property and Equipment/Long-Lived Assets — Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The carrying amount of an asset (group) is considered impaired if it exceeds the sum of the Company’s estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. The Company did not have any asset impairments under the provisions of SFAS No. 144 as of December 31, 2006.

The Company regularly incurs costs to develop potential projects or facilities and procure contracts for the design, permitting, construction and operations of facilities. The Company has recorded $46.1 million in property and long-term assets related to these activities at December 31, 2006, compared to $12.3 million at December 31, 2005 (approximately $44.2 million and $10.4 million are classified as construction in progress as of December 31, 2006 and 2005, respectively). The increase at December 31, 2006 is primarily a result of the construction on the composting facility in Kern County, California and an incinerator facility upgrade in Woonsocket, Rhode Island. The Company routinely reviews the status of each of these projects to determine if these costs are realizable.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill — Goodwill attributable to the Company’s reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows, future growth rates, costs of capital and estimates of market multiples. As required under current accounting standards, the Company tests for impairment annually unless factors otherwise indicate that an impairment may have occurred. The Company did not have any impairments under the provisions of SFAS No. 142 as of December 31, 2006.

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

As of December 31, 2006, the Company had generated net operating loss (“NOL”) carryforwards of approximately $97.9 million available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its carryforwards. Accordingly, the Company’s ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. The Company estimates that our effective tax rate in 2007 will approximate 42 percent of pre-tax income. Substantially all of the Company’s tax provision over the next several years is expected to be deferred in nature due to significant tax deductions in excess of book deductions for goodwill and depreciation.

Legal and Contingency Accruals — The Company estimates and accrues the amount of probable exposure it may have with respect to litigation, claims and assessments. These estimates are based on management’s facts and the probabilities of the ultimate resolution of the litigation.

Derivatives — The Company has entered into various interest rate and natural gas derivatives to manage its exposure to changes in interest rates and natural gas prices. The Company estimates the fair value of these derivatives using market data, information provided by the counterparties to these arrangements and other information, as necessary.

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

Off-Balance Sheet Arrangements — The Company does not have any material transactions that meet the definition of an off-balance sheet arrangement, other than operating leases.

Concentration of Credit Risk

The Company provides services to a broad range of geographical regions. The Company’s credit risk primarily consists of receivables from a variety of customers including state and local agencies, municipalities and private industries. The Company had one customer that accounted for approximately 16 percent of total revenue for the years ended December 31, 2006, 2005 and 2004. No other customers accounted for more than ten percent of revenues. Municipal customers accounted for 88 percent of consolidated revenues for the years ended December 31, 2006, 2005 and 2004.

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

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company expects to adopt SFAS No. 157 beginning January 1, 2008. The Company is currently evaluating the impact that this interpretation may have on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 are effective for the Company beginning in the first quarter of 2007. The Company does not expect any impact to its consolidated financial statements upon adoption of SAB No. 108.

In June 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109 Accounting for Income Taxes, was issued. FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007, and will not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In December 2004, SFAS No. 123 “Accounting for Stock-Based Compensation” was revised (“SFAS No. 123R”). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires that companies record compensation expense for employee stock option awards. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. See Note 11.

In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An interpretation of FASB Statement No. 143”, was issued. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 was effective for the year ended December 31, 2005, but did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods. The Company has reclassified prior year book overdrafts totaling $1.7 million for the year ended December 31, 2004 in the Statement of Cash Flows from an operating activity to a financing activity to conform to the current year presentation.

(2) Property, Machinery and Equipment

Property, machinery and equipment consist of the following:

	Estimated
	Useful	December 31,
	Life in Years	2006	2005
		(In thousands)
Land	N/A	$5,469	$5,469
Buildings and improvements	7-25	48,430	43,860
Machinery and equipment	3-30	260,342	250,259
Office furniture and equipment	3-10	8,332	7,739
Construction in process	—	46,722	14,011

		369,295	321,338
Less: Accumulated depreciation		114,126	93,660

Property, machinery and equipment, net		$255,169	$227,678

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $23.1 million, $21.4 million and $19.8 million, respectively.

(3) Detail of Certain Balance Sheet Accounts

Activity of the Company’s allowance for doubtful accounts consists of the following:

	December 31,
	2006	2005	2004
	(In thousands)

Balance at beginning of year	$1,138	$1,229	$1,530
Uncollectible receivables written off	(758)	(616)	(601)
Additions for bad debt expense	600	525	300

Balance at end of year	$980	$1,138	$1,229

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity of the Company’s costs and estimated earnings in excess of billings consists of the following:

	December 31,
	2006	2005
	(In thousands)

Costs and estimated earnings on contracts in progress	$59,693	$51,709
Less — Billings to date	(51,302)	(37,293)

Costs and estimated earnings in excess of billings on uncompleted contracts	$8,391	$14,416

Current assets	$2,685	$10,579
Non current assets	5,706	3,837

Total	$8,391	$14,416

Accounts payable includes approximately $1.1 and $9.3 million at December 31, 2006 and December 31, 2005, respectively, for contracts accounted for under the percentage of completion method of accounting, the majority of which is not payable until the Company collects its customer billings on the related contracts.

Prepaid and other current assets consist of the following:

	December 31,
	2006	2005
	(In thousands)

Prepaid insurance	$2,464	$2,524
Prepaid expenses	3,943	3,980
Inventory	4,175	2,989
Other current assets	4,024	2,916

Total	$14,606	$12,409

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 were as follows (in thousands):

Balance at January 1, 2005	$171,855
Additions	4,341

Balance at January 1, 2006	176,196
Additions	383

Balance at December 31, 2006	$176,579

The goodwill additions in 2006 and 2005 primarily represent the recording of contingent consideration for previous acquisitions. Such agreements may result in contingent consideration payments through 2008.

Accrued expenses consist of the following:

	December 31,
	2006	2005
	(In thousands)

Accrued legal and other claims costs	$341	$300
Accrued salaries and benefits	2,503	1,718
Accrued insurance	6,367	4,990
Other accrued expenses	5,803	6,520

Accrued expenses	$15,014	$13,528

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Long-Term Debt Obligations

Long-term debt obligations consist of the following:

	December 31,	December 31,
	2006	2005
	(In thousands)

$305 million Senior Credit Facility —
Term loans	$210,000	$210,000
Revolver loan	5,200	—
Notes payable	2,777	4,264

Total debt	217,977	214,264
Less: Current maturities	(1,465)	(1,776)

Long-term debt, net of current maturities	$216,512	$212,488

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

(ii) Term B Loans (which, once repaid, may not be reborrowed) of $210.0 million, including $30.0 million borrowed in December 2005; and

(iii) Letters of Credit up to $50.0 million as a subset of the Revolver. At December 31, 2006, the Company had approximately $38.4 million of letters of credit outstanding.

The Revolver has a five-year maturity and the term loans have a seven-year maturity. The Senior Credit Facility is secured by first priority security interests in substantially all of the Company’s assets and those of its subsidiaries (other than assets securing nonrecourse debt) and expires on December 31, 2012. There is no amortization of the term loan. The term loan bears interest at LIBOR or prime rate plus a margin (2.25 percent for Eurodollar loans, and 1.25 percent for base rate loans), and the Revolver bears interest at LIBOR or prime rate plus a margin based on a rate schedule (currently 2.75 percent for Eurodollar loans, and 1.75 percent for base rate loans). As of December 31, 2006, these rates total approximately:

	Eurodollar	Base Rate

Revolver	8.10%	10.00%
Term	7.63%	9.50%

As of December 31, 2006, the Company had $5.2 million borrowed on its Revolver.

The Senior Credit Facility allows the Company to pay a significant portion of its excess cash flow to shareholders through cash dividends provided the Company maintains compliance with certain financial covenants and certain other restrictions.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The proceeds of the $30.0 million term loan drawn in December 2005 were used to partially fund new facility construction costs in 2006. The development of these new facilities is consistent with the Company’s strategy to pursue new facility opportunities that provide long-term, highly predictable cash flows. These facilities include a composting facility in Kern County, California and an incineration facility upgrade in Woonsocket, Rhode Island.

The Senior Credit Facility includes mandatory repayment provisions related to excess cash flows, proceeds from certain asset sales, debt issuances and equity issuances, all as defined in the Senior Credit Facility. These mandatory repayment provisions may also reduce the available commitment. The Senior Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. The Company was in compliance with those covenants as of December 31, 2006. As of December 31, 2006, the Company had approximately $51.4 million of unused borrowings under the Senior Credit Facility.

On March 6, 2006, the Company amended its Senior Credit Facility to, among other things, increase the maximum amount of debt permitted under the leverage ratio and to decrease the minimum amount of interest coverage required under the interest coverage ratio.

Senior Subordinated Notes

In April 2002, the Company issued the Notes. The Notes were unsecured senior indebtedness and were guaranteed by all of the Company’s existing and future domestic subsidiaries, other than subsidiaries treated as unrestricted subsidiaries (“Guarantors”). As of December 31, 2004, all subsidiaries, other than the subsidiaries formed to own and operate the Sacramento dryer project, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc. (See Note 5) and South Kern Industrial Center, LLC, were Guarantors of the Notes. On June 21, 2005, the Notes were repurchased with the proceeds of the Senior Credit Facility.

Notes Payable to Sellers of Acquired Businesses

In connection with previous acquisitions, the Company has $2.5 million in notes payable with certain former owners, which includes payments for contingent consideration. The notes payable are due through December 31, 2008 in installments with interest payable at annual rates ranging from five to eight percent.

Future Payments

At December 31, 2006, future minimum principal payments of long-term debt, nonrecourse Project Revenue Bonds (see Note 5) and Capital Lease Obligations (see Note 6) are as follows (in thousands):

		Nonrecourse	Capital
	Long-Term	Project	Lease
Year Ended December 31,	Debt	Revenue Bonds	Obligations	Total

2007	1,465	3,710	4,708	9,883
2008	1,072	3,935	5,476	10,483
2009	27	4,165	2,331	6,523
2010	30	4,420	1,268	5,718
2011	5,232	4,685	1,123	11,040
2012-2016	210,151	23,000	—	233,151
2017-2021	—	5,875	—	5,875
Thereafter	—	6,070	—	6,070

Total	$217,977	$55,860	$14,906	$288,743

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Nonrecourse Project Revenue Bonds

Nonrecourse project revenue bonds consist of the following:

	December 31,	December 31,
	2006	2005
	(In thousands)

Maryland Energy Financing Administration Limited Obligation Solid Waste Disposal Revenue Bonds, 1996 series —
Term revenue bond due 2010 at stated interest rate of 6.30%	$13,425	$16,295
Term revenue bond due 2016 at stated interest rate of 6.45%	22,360	22,360

	35,785	38,655
California Pollution Control Financing Authority Solid Waste Revenue Bonds —
Series 2002A — Revenue bonds due 2008 to 2024 at stated interest rates of 4.375% to 5.50%, net of discount of $261 and $285, respectively	19,814	19,790
Series 2002B — Revenue bonds due 2006 at stated interest rate of 4.25%	—	610

	19,814	20,400

Total nonrecourse project revenue bonds	55,599	59,055
Less: Current maturities	(3,710)	(3,480)

Nonrecourse project revenue bonds, net of current maturities	$51,889	$55,575

Amounts recorded in other assets as restricted cash — debt service fund	$7,067	$7,304

Maryland Project Revenue Bonds

In 1996, the Maryland Energy Financing Administration (the “Administration”) issued nonrecourse tax-exempt project revenue bonds (the “Maryland Project Revenue Bonds”) in the aggregate amount of $58.6 million. The Administration loaned the proceeds of the Maryland Project Revenue Bonds to Wheelabrator Water Technologies Baltimore L.L.C., now the Company’s wholly owned subsidiary known as Synagro-Baltimore, L.L.C., pursuant to a June 1996 loan agreement, and the terms of the loan mirror the terms of the Maryland Project Revenue Bonds. The loan financed a portion of the costs of constructing thermal facilities located in Baltimore County, Maryland, at the site of its Back River Wastewater Treatment Plant, and in the City of Baltimore, Maryland, at the site of its Patapsco Wastewater Treatment Plant. The Company assumed all obligations associated with the Maryland Project Revenue Bonds in connection with its acquisition of the Bio Gro division of Waste Management, Inc. (“Bio Gro”) in 2000. Maryland Project Revenue Bonds in the aggregate amount of approximately $22.8 million have already been repaid. The remaining Maryland Project Revenue Bonds bear interest at annual rates between 6.30 percent and 6.45 percent and mature on dates between December 1, 2007, and December 1, 2016.

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

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2006, the Maryland Project Revenue Bonds were collateralized by property, machinery and equipment with a net book value of approximately $50.2 million and restricted cash of approximately $6.1 million, of which approximately $5.3 million is in a debt service fund that is established to partially secure certain payments and can be utilized to make the final payment at the Company’s request.

Sacramento Project Bonds

In December 2002, the California Pollution Control Financing Authority (the “Authority”) issued nonrecourse revenue bonds in the aggregate amount of $20.9 million (net of original issue discount of $0.4 million). The nonrecourse revenue bonds consist of $19.7 million (net of original issue discount of $0.4 million) Series 2002-A and $1.2 million (net of original issue discount of $9,000) Series 2002-B (collectively, the “Sacramento Bonds”). The Authority loaned the proceeds of the Sacramento Bonds to Sacramento Project Finance, Inc., a wholly owned subsidiary of the Company, pursuant to a loan agreement dated December 1, 2002. The purpose of the loan was to finance the design, permitting, construction of a biosolids dewatering and heat drying/pelletizing facility for the Sacramento Regional County Sanitation District (“Sanitation District”). Sacramento Bonds in the aggregate amount of approximately $1.2 million have already been repaid. The remaining Sacramento Bonds bear interest at annual rates between 4.375 percent and 5.50 percent and mature on dates between December 1, 2007, and December 1, 2024. The Sacramento facility has been constructed and commenced commercial operations in December 2004.

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

At December 31, 2006, the Sacramento Bonds are partially collateralized by restricted cash of approximately $2.3 million, of which approximately $1.7 million is in a debt service fund that was established to secure certain payments and can be utilized to make the final payment at the Company’s request, and the remainder is reserved for construction costs expected to be incurred after notice to proceed is received. The Company is not a guarantor of the Sacramento Bonds or the loan funded by the Sacramento Bonds.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Maryland Project Revenue Bonds and the Sacramento Bonds are excluded from the financial covenant calculations required by the Company’s Senior Credit Facility.

(6) Capital Lease Obligations

The Company has entered into various capital lease transactions to purchase transportation and operating equipment. The capital leases have lease terms of three to six years with interest rates ranging from 4.9 percent to 9.34 percent. The net book value of the equipment related to capital leases totaled approximately $18.3 million and $17.3 million as of December 31, 2006 and 2005, respectively.

Future minimum lease payments, together with the present value of the minimum lease payments, are as follows (in thousands):

Year Ended December 31,

2007	$5,571
2008	5,933
2009	2,575
2010	1,389
2011	1,161

Total minimum lease payments	16,629
Amount representing interest	(1,723)

Present value of minimum lease payments	14,906
Current maturities of capital lease obligations	(4,708)

Long-term capital lease obligations	$10,198

(7) Income Taxes

The following summarizes the provision for income taxes included in the Company’s consolidated statement of operations:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Provision (benefit) for income taxes	$5,585	$(333)	$8,646

Federal and state income tax provisions (benefits) are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Federal:
Current	$208	$(99)	$286
Deferred	4,972	(2,347)	7,351
State:
Current	212	745	892
Deferred	193	1,368	117

	$5,585	$(333)	$8,646

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual income tax provision differs from income tax provision computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows:

	Year Ended December 31,
	2006	2005	2004

Provision at the statutory rate	35.0%	35.0%	35.0%
Increase resulting from:
Increase in deferred tax rate for state taxes	—	(20.5)%	—
Reserve for tax contingency	—	(10.4)%	—
State income taxes, net of benefit for federal deduction	5.1%	2.2%	4.6%
Other items, net	1.0%	(2.8)%	0.4%
Change in valuation allowance	(0.1)%	(0.2)%	—

	41.0%	3.3%	40.0%

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

Significant components of the Company’s deferred tax assets and liabilities for federal income taxes consist of the following (in thousands):

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets —
Net operating loss carryforwards	$38,598	$41,354
Alternative minimum tax credit	434	227
Accruals not currently deductible for tax purposes	2,921	2,373
Allowance for bad debts	392	455
Other	407	632

Total deferred tax assets	42,752	45,041
Valuation allowance for deferred tax assets	(365)	(374)
Deferred tax liability —
Differences between book and tax bases of fixed assets	49,261	49,682
Differences between book and tax bases of goodwill	13,929	12,188
Other	1,557	—

Total deferred tax liabilities	64,747	61,870

Net deferred tax liability	$22,360	$17,203

As of December 31, 2006, the Company had net operating loss (“NOL”) carryforwards of approximately $97.9 million available to reduce future income taxes. These carryforwards begin to expire in 2008. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards. Accordingly, the Company’s ability to utilize its NOLs to reduce future taxable income and tax liabilities may be limited for both federal and state purposes. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. The net deferred tax liability is recorded in other long-term liabilities in the accompanying consolidated balance sheet. Substantially all of the Company’s tax provision over the next several years is expected to be deferred in nature due to significant tax deductions in excess of book deduction for goodwill and depreciation.

(8) Derivatives and Hedging Activities

Effective October 6, 2006, the Company entered into an interest rate corridor agreement on a notional amount of $73.5 million whereby the Company will receive the difference between LIBOR and 5.5 percent if LIBOR is between 5.5 and 6.0 percent. The Company paid $129,000 to execute this agreement. This agreement expires May, 2009. The Company chose not to designate this agreement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense (Income), net. At December 31, 2006 this corridor has a fair market value representing an asset of approximately $0.1 million; accordingly, approximately $23,000 has been recorded in Other Expense (Income), net.

Effective June 26, 2006, the Company entered into a five year natural gas swap on a monthly settlement volume of 10,416 mmbtu’s, whereby each month beginning January 2007, the Company receives the NYMEX price for 10,416 mmbtu’s and pays $8.41 for the 10,416 mmbtu’s. This swap is considered to be a cash flow hedge and accordingly the fair value adjustments will be recorded to Accumulated Other Comprehensive Income. The aggregate liability for the fair value of this agreement was approximately $0.5 million at December 31, 2006. Approximately, $0.4 million, net of tax, has been charged to Accumulated Other Comprehensive Income for the year ended December 31, 2006 for this agreement. This swap expires December 2011.

Also effective June 26, 2006, the Company entered into a five year three way collar on a monthly settlement volume of 31,250 mmbtu’s, whereby each month beginning January 2007, the Company will receive the NYMEX price and pay the NYMEX price unless the NYMEX price settles below $6.17 per mmbtu or above $8.00 per mmbtu. If the NYMEX price settles below $6.17 per mmbtu, the Company will pay the difference between the NYMEX price and $6.17 per mmbtu. If the NYMEX price settles above $8.00 per mmbtu then the Company will receive the difference between the NYMEX price and $8.00 up to $10.00 per mmbtu. The Company chose not to designate the arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense (Income), net. At December 31, 2006 this collar has a fair market value representing a liability of approximately $0.4 million; accordingly, approximately $0.4 million has been recorded in Other Expense (Income), net. This collar expires December 2011.

Effective January 31, 2006, the Company entered into an interest rate cap agreement on a notional amount of $124.0 million whereby it receives three month LIBOR and pays three month LIBOR unless three month LIBOR settles above 5 percent, in such event it would pay 5 percent. The Company paid $174,000 to execute this cap. The Company chose not to designate this arrangement as a hedge. The fair value of the swap representing an asset was approximately $0.2 million at December 31, 2006; accordingly, the change in the fair value totaling approximately $49,000 has been recorded to Other Expense (Income), net. This agreement expires May 2007.

Effective July 1, 2005, the Company entered into two interest rate agreements. The first is an interest rate collar agreement on a notional amount of $86.5 million, whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles below 3.52 percent or above 4.50 percent, in either such event the Company would pay 3.52 percent or 4.50 percent, as applicable. The Company chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense (Income), net. The change in the fair value of approximately $0.2 million has been recorded in Other Expense (Income), net for the year ended December 31, 2006. The swap expired November 2006.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also effective July 1, 2005, the Company entered into an interest rate cap agreement on a notional amount of $73.5 million whereby the Company will receive three month LIBOR and pay three month LIBOR unless three month LIBOR settles above 6 percent, in which case the Company would pay 6 percent. The Company paid $220,000 to execute this cap. The Company chose not to designate this arrangement as a hedge. Accordingly, changes in its fair value are recorded in Other Expense (Income), net. At December 31, 2006, this cap has a fair market value representing an asset of approximately $0.1 million; accordingly, the change in the fair value of approximately $0.2 million has been recorded in Other Expense (Income), net. This cap expires May 2009.

During the second quarter in 2005, the Company entered into three forward starting fixed rate swap agreements that were effective November 13, 2006, and mature in May 2010. The notional amount for each fixed rate swap is $28 million, and the fixed rates of interest are 4.69 percent, 4.54 percent, and 4.21 percent. These swaps are considered to be cash flow hedges and accordingly the fair value adjustments will be recorded to Accumulated Other Comprehensive Income and the cash settlements will be recorded to Interest Expense. The aggregate asset for the fair value of these agreements was approximately $1.3 million at December 31, 2006. Approximately $0.4 million, net of tax, has been included in Accumulated Other Comprehensive Income for the year ended December 31, 2006 and approximately $0.1 million has been recorded as a reduction to Interest Expense as of December 31, 2006.

The Company previously had outstanding 12 percent subordinated debt which was repaid on April 17, 2002, with the proceeds from the sale of the Notes. On June 25, 2002, the Company entered into a floating-to-fixed interest rate swap agreement that substantially offsets market value changes in the Company’s reverse swap agreement (both of which will expire in January 2008). The liability related to this reverse swap agreement and the floating-to-fixed offset agreement totaling approximately $0.9 million is reflected in Other Long-term Liabilities at December 31, 2006. The loss recognized during the year ended December 31, 2006 related to the floating-to-fixed interest rate swap agreement was approximately $0.3 million, while the gain recognized related to the reverse swap agreement was approximately $0.3 million. The amount of the ineffectiveness of the reverse swap agreement charged to Other Expense (Income), net was approximately $54,000 during the year ended December 31, 2006.

(9) Commitments and Contingencies

Leases

The Company leases certain facilities and equipment for its corporate and operations offices under noncancelable long-term operating lease agreements. Rental expense was approximately $14.7 million for 2006 and $12.5 million for 2005 and 2004. Minimum annual rental commitments under these leases are as follows (in thousands):

Year Ending December 31,

2007	$11,076
2008	10,021
2009	8,235
2010	6,353
2011	4,871
Thereafter	6,601

$47,157

Customer Contracts

A substantial portion of the Company’s revenue is derived from services provided under contracts and written agreements with the Company’s customers. Some of these contracts, especially those contracts with large

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

municipalities (including its largest contract and at least four of the Company’s top ten contracts), provide for termination of the contract by the customer after giving relatively short notice (in some cases as little as ten days). In addition, these contracts contain liquidated damages clauses which may or may not be enforceable in the case of early termination of the contracts. If one or more of these contracts are terminated prior to the expiration of its term, and the Company is not able to replace revenues from the terminated contracts or receive liquidated damages pursuant to the terms of the contract, the lost revenue could have a material and adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

In June 2002, the Company settled one such claim that was pending in Jackson County, Texas. The full amount of the settlement was paid by insurance proceeds; however, as part of the settlement, the Company agreed to reimburse the Texas Property and Casualty Insurance Guaranty Association an amount ranging from $0.6 to $2.5 million depending on future circumstances. The Company estimated its exposure at approximately $1.0 million for the potential reimbursement to the Texas Property and Casualty Insurance Guaranty Association for costs associated with the settlement of this case and for unpaid insurance claims and other costs for which coverage may not be available due to the pending liquidation of Reliance. The Company believes accruals of approximately $1.0 million in the aggregate as of December 31, 2006, are adequate to provide for its exposures. The final resolution of these exposures could be substantially different from the amount recorded.

Design and Build Contract Risk

The Company participates in design and build construction operations, usually as a general contractor. Virtually all design and construction work is performed by unaffiliated subcontractors. As a consequence, the

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(10) Stockholders’ Equity

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

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the net income (loss) and weighted average shares to reconcile basic EPS and diluted EPS for the fiscal years 2006, 2005, and 2004 (in thousands except share and per share data):

	Year Ended December 31,
	2006	2005	2004

Net income (loss) applicable to common stock:
Net income (loss) before preferred stock dividends	$8,003	$(9,650)	$12,954
Preferred stock dividends	—	9,587	8,827

Net income (loss) applicable to common stock	$8,003	$(19,237)	$4,127

Earnings (loss) per share:
Basic earnings (loss) per share	$0.11	$(0.40)	$0.21

Diluted earnings (loss) per share	$0.10	$(0.40)	$0.21

Weighted average shares outstanding for basic earnings per share	75,763,943	47,725,820	19,777,041
Effect of dilutive stock options	931,491	—	—
Effect of dilutive restricted stock	27,237	—	—

Weighted average shares outstanding for diluted earnings per share	76,722,671	47,725,820	19,777,041

Basic and diluted EPS are the same for 2005 and 2004 because diluted EPS was less dilutive than basic EPS. Accordingly, 20,766,863 and 38,903,912 shares representing common stock equivalents have been excluded from the diluted earnings per share calculations for 2005 and 2004, respectively.

(11) Stock Based Compensation

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

Information related to stock based compensation is as follows:

For the Year Ended
December 31, 2006
(In thousands of dollars,
except per share data)

Compensation costs recorded for all plans, net of tax expense of $1,118	$1,603
Impact of adopting SFAS No. 123R:
Reduction in income from operations	$2,722
Reduction in income before income tax expense	$2,722
Reduction in net income	$1,603
Reduction in basic and diluted earnings per share	$0.02

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

At December 31, 2006, the Company had outstanding stock options granted under the 2000 Stock Option Plan (the “2000 Plan”) and the Amended and Restated 1993 Stock Option Plan (the “1993 Plan”) for officers, directors and key employees of the Company (collectively, the “Option Plans”).

At December 31, 2006 there were 7.7 million options for shares of common stock reserved under the 2000 Plan for future grants. Effective with the approval of the 2000 Plan, no further grants have been made under the 1993 Plan. The exercise price of options granted shall be at least 100 percent (110 percent for 10 percent or greater stockholders) of the fair value of the Company’s common stock on the date of grant. Options must be granted within ten years from the date of the Option Plan and become exercisable at such times as determined by the Option Plan committee. Options are exercisable for no longer than five years for certain ten percent or greater stockholders and for no longer than ten years for others.

SFAS No. 123R requires tax benefits relating to excess stock based compensation deductions over that recognized in expense to be prospectively presented in the Company’s statement of cash flows as financing cash inflows. However, in cases where the Company has a NOL carryforward, SFAS No. 123R states that no amount shall be recorded until the deduction reduces income taxes payable on the basis that cash tax savings have not occurred. Accordingly, for the year ended December 31, 2006, the Company has not reported any excess tax benefits from the settlement (i.e. exercise of options) of stock based compensation as cash provided by financing activities on its statement of cash flows.

The Company’s policy of meeting the requirements upon exercise of stock options is to issue new shares.

2000 Plan

The fair value of each option award granted after December 31, 2005, is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted is derived from the simplified method referred to in SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) which represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. For the year ended December 31, 2006, the Company used the following information related to new option grants.

Expected Volatility	61.0%
Expected Dividend Yield	10.0%
Expected Term (in years)	6.7
Risk Free Rate	5.1%

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to the 2000 Plan:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding, December 31, 2003	4,649,092	$2.72
Options granted	617,500	$2.72
Options exercised	(7,800)	$2.50
Options forfeited	(146,200)	$2.50

Options outstanding, December 31, 2004	5,112,592	$2.73
Options granted	927,200	$4.30
Options exercised	(753,476)	$2.54
Options redeemed	(1,443,184)	$2.94
Options forfeited	(44,000)	$2.50

Options outstanding, December 31, 2005	3,799,132	$3.07
Options granted	553,750	$4.18
Options exercised	(235,194)	$2.59
Options forfeited	(121,300)	$3.10

Options outstanding, December 31, 2006	3,996,388	$3.25

Options exercisable and vested	2,510,378	$2.89

The weighted average grant date fair value for the 553,750 options granted in 2006 was $1.11 per share. Options outstanding at December 31, 2006, had a weighted average remaining contractual life of 6.2 years and an intrinsic value of $4.8 million. Options exercisable at December 31, 2006, had a weighted average remaining contractual life of 4.8 years and an intrinsic value of $4.0 million.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1993 Plan

The following table provides additional information related to the 1993 Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options outstanding, December 31, 2003	950,673	$3.48
Options exercised	(3,000)	$2.38
Options forfeited	(87,840)	$3.51
Options outstanding, December 31, 2004	859,833	$3.48
Options exercised	(265,000)	$3.01
Options redeemed	(555,000)	$3.62
Options forfeited	(18,833)	$4.87
Options outstanding, December 31, 2005	21,000	$4.46
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options outstanding, December 31, 2006	21,000	$4.46
Options exercisable and vested	21,000	$4.46

Options outstanding at December 31, 2006, had a weighted average remaining contractual life of 3.0 years and an intrinsic value of $860. Options exercisable at December 31, 2006, had a weighted average remaining contractual life of 3.0 years and an intrinsic value of $860.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Options

In addition to options available for issuance under the above plans, the Company has other options outstanding to employees and directors of the Company which were issued at exercise prices equal to the fair market value at the grant date of the options. The following table provides additional information related to the other stock options:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding, December 31, 2003	3,186,954	$3.05
Options granted	—	—
Options exercised	(23,000)	$2.00
Options forfeited	(221,332)	$6.94

Options outstanding, December 31, 2004	2,942,622	$2.77
Options granted	—	—
Options exercised	(633,296)	$2.27
Options redeemed	(1,045,166)	$3.01
Options forfeited	(40,000)	$2.50

Options outstanding, December 31, 2005	1,224,160	$2.82
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—

Options outstanding, December 31, 2006	1,224,160	$2.82

Options exercisable and vested	984,160	$2.89

Options outstanding at December 31, 2006, had a weighted average remaining contractual life of 3.5 years and an intrinsic value of $2.0 million. Options exercisable at December 31, 2006, had a weighted average remaining contractual life of 3.0 years and an intrinsic value of $1.5 million.

The following table summarizes information about total stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining
Range of	Number	Contractual	Average	Number	Contractual Life	Weighted Average
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	(in Years)	Exercise Price
$2.00 - 2.99	3,210,329	4.89	$2.52	2,607,829	4.56	$2.50
$3.00 - 3.99	571,511	2.42	$3.49	504,845	1.49	$3.43
$4.00 - 5.99	1,384,708	8.39	$4.32	327,864	7.10	$4.45
$6.00 - 6.99	75,000	2.49	$6.31	75,000	2.49	$6.31

	5,241,548			3,515,538

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $0.4 million, $3.1 million and $28,000, respectively. Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2006, 2005, and 2004 was approximately $0.6 million, $4.2 million and $0.1 million, respectively. There was no tax benefit realized for the tax deductions resulting from option exercises of share-based payment arrangements for the year ended December 31, 2006.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, there was approximately $2.2 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized on a straight line basis over the weighted average vesting period of 2.9 years.

Prior to January 1, 2006

Prior to January 1, 2006, the Company accounted for stock based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25 (“Opinion No. 25”). As required by SFAS No. 123R, the Company has disclosed below the effect on net loss and loss per share on equity-based employee compensation, including stock options, which would have been recorded using the fair value based method for the years ended December 31, 2005 and 2004, respectively.

	For the Years Ended December 31,
	2005	2004

Net income (loss) applicable to common stock, as reported	$(19,237)	$4,127
Plus: Option redemptions, net of tax	3,404	—
Less: Compensation expense per SFAS 123, net of tax	1,356	1,191

Pro forma net income (loss)	$(17,189)	$2,936

Income (loss) per share:
Diluted income (loss) per share, as reported	$(0.40)	$0.21

Pro forma income (loss) per share after effect of SFAS 123	$(0.36)	$0.15

The weighted average fair values of options granted were $4.31 and $2.51 for the years ended December 31, 2005 and 2004, respectively. The weighted average fair values were determined using the Black-Scholes option valuation method assuming no expected dividends. The expected term was calculated using the simplified method referred to in SAB No. 107. Other assumptions used are as follows:

	For the Years Ended December 31,
	2005	2004

Risk Free Interest Rate	4.1%	4.3%
Expected Volatility	264.0%	111.0%
Expected Term (in years)	6.4	10.0

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

Upon adoption of SFAS No. 123R on January 1, 2006, amounts previously recorded in equity under Opinion No. 25 at December 31, 2005, related to unearned compensation for restricted stock awards have been reversed against paid in capital and will be expensed over the requisite service period in accordance with SFAS No. 123R.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expense related to shares of restricted stock is recorded straight line over the longest vesting tranche in accordance with the provisions of SFAS No. 123R. The following table provides additional information related to the Company’s Restricted Plan:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value

Nonvested at December 31, 2005	100,777	$4.01
Granted	490,536	$4.34
Vested	(276,414)	$4.32
Forfeited	(4,489)	$4.01

Nonvested at December 31, 2006	310,410	$4.26

Fair value for shares granted is determined using the closing price on the day prior to the date of grant. The total fair value of shares vested was approximately $1.2 million for the year ended December 31, 2006.

As of December 31, 2006, there was approximately $1.1 million of total unrecognized compensation cost related to nonvested restricted shares. That cost is expected to be recognized on a straight line basis over the weighted average vesting period of 3.7 years.

(12)  Special Charges

The Company incurred a special charge of $0.3 million for costs associated with the re-audit of its 2001 financial statements during 2004.

(13)  Employee Benefit Plans

The Company sponsors a defined contribution retirement plan for full-time and some part-time employees. The plan covers employees at all of the Company’s operating locations. The defined contribution plan provides for contributions ranging from 1 percent to 15 percent of covered employees’ salaries or wages. The Company may make a matching contribution as a percentage of the employee contribution. The matching contributions totaled approximately $1.1 million for each of 2006, 2005 and 2004.

(14)  Quarterly Results of Operations (Unaudited)

Quarterly financial information for the years ended December 31, 2006 and 2005, is summarized as follows (in thousands, except per share data):

	Quarter Ended				Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(In thousands, except for per share data)				(In thousands, except for per share data)

Revenues	$79,278	$86,267	$91,071	$89,190	$76,214	$83,532	$88,238	$90,020
Gross profit	$12,221	$16,948	$18,980	$18,103	$12,038	$16,971	$17,743	$15,473
Operating income	$3,485	$9,204	$11,309	$10,716	$5,945	$3,388	$13,701	$8,557
Net income (loss) applicable to common stock	$(761)	$2,523	$3,010	$3,231	$(2,612)	$(21,214)	$5,138	$(549)
Earnings (loss) per share
Basic	$(0.01)	$0.03	$0.04	$0.04	$(0.13)	$(0.84)	$0.07	$(0.01)
Diluted	$(0.01)	$0.03	$0.04	$0.04	$(0.13)	$(0.84)	$0.07	$(0.01)

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(15)  Condensed Consolidating Financial Statements

As discussed in Note 4, all of the Company’s 100% owned domestic subsidiaries, except the subsidiaries formed to own and operate the Sacramento biosolids processing facility, Synagro Organic Fertilizer Company of Sacramento, Inc. and Sacramento Project Finance, Inc., (See Note 4) and Philadelphia Biosolids Services, L.L.C. (collectively the “Non-Guarantor Subsidiaries”), are Guarantors of the Senior Credit Facility. Each of the Guarantors is 100% owned by the Company and the guarantees are full, unconditional and joint and several. Additionally, the Company is not a Guarantor for the debt of the Non-Guarantor Subsidiaries. Accordingly, the following condensed consolidating balance sheets have been presented as of December 31, 2006 and December 31, 2005. In October 2006, South Kern Industrial Center, L.L.C. which had no operations prior to December 2006, and was formed to own and operate a compost facility, became a Guarantor of the Senior Credit Facility. Accordingly, it has been classified as a Guarantor subsidiary in the accompanying December 31, 2006 condensed consolidating balance sheets. The condensed consolidating statements of operations has also been presented for the year ended December 31, 2006 and December 31, 2005 and the condensed consolidating statement of cash flows has been presented for the year ended December 31, 2006 and December 31, 2005.

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2006
(Dollars in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$155	$36	$293	$—	$484
Restricted cash	—	751	605	—	1,356
Accounts receivable, net	—	68,486	1,595	(9)	70,072
Note receivable, current	—	214	—	—	214
Prepaid expenses and other current assets	2,669	16,951	74	—	19,694

Total current assets	2,824	86,438	2,567	(9)	91,820
Property, machinery & equipment, net	—	238,677	16,492	—	255,169
Other Assets:
Goodwill	—	176,579	—	—	176,579
Investments in subsidiaries	103,424	—	—	(103,424)	—
Intercompany	314,436	—	—	(314,436)	—
Restricted cash — debt service fund	—	5,348	1,719	—	7,067
Other, net	6,126	11,156	2,708	—	19,990

Total assets	$426,810	$518,198	$23,486	$(417,869)	$550,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,465	$—	$—	$1,465
Current maturities of nonrecourse project revenue bonds	—	3,055	655	—	3,710
Current maturities of capital lease obligations	—	4,708	—	—	4,708
Accrued interest payable	2,513	218	88	—	2,819
Accounts payable and accrued expenses	—	49,960	236	(9)	50,187

Total current liabilities	2,513	59,406	979	(9)	62,889
Long-Term Debt:
Long-term debt obligations, net	215,200	1,312	—	—	216,512
Nonrecourse project revenue bonds, net	—	32,730	19,159	—	51,889
Intercompany	—	314,006	430	(314,436)	—
Capital lease obligations, net	—	10,198	—	—	10,198

Total long-term debt	215,200	358,246	19,589	(314,436)	278,599
Other long-term liabilities	26,978	40	—	—	27,018

Total liabilities	244,691	417,692	20,568	(314,445)	368,506
Commitments and Contingencies
Stockholders’ Equity:
Capital	187,136	43,925	1,530	(45,455)	187,136
Accumulated earnings (deficit)	(5,522)	56,581	1,388	(57,969)	(5,522)
Accumulated other comprehensive income	505	—	—	—	505

Total stockholders’ equity	182,119	100,506	2,918	(103,424)	182,119

Total liabilities and stockholders’ equity	$426,810	$518,198	$23,486	$(417,869)	$550,625

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2005
(Dollars in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$18,233	$34	$304	$—	$18,571
Restricted cash	—	1,679	765	—	2,444
Accounts receivable, net	—	65,534	942	(47)	66,429
Note receivable, current	—	214	—	—	214
Prepaid expenses and other current assets	3,019	22,387	127	—	25,533

Total current assets	21,252	89,848	2,138	(47)	113,191
Property, machinery & equipment, net	—	202,775	24,903	—	227,678
Other Assets:
Goodwill	—	176,196	—	—	176,196
Investments in subsidiaries	100,258	—	—	(100,258)	—
Intercompany	288,422	—	—	(288,422)	—
Restricted cash — construction fund	—	—	406	—	406
Restricted cash — debt service fund	—	5,587	1,717	—	7,304
Other, net	7,089	8,583	2,859	—	18,531

Total assets	$417,021	$482,989	$32,023	$(388,727)	$543,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,776	$—	$—	$1,776
Current maturities of nonrecourse project revenue bonds	—	2,870	610	—	3,480
Current maturities of capital lease obligations	—	3,175	—	—	3,175
Accrued interest payable	664	206	92	—	962
Accounts payable and accrued expenses	—	46,737	849	(47)	47,539

Total current liabilities	664	54,764	1,551	(47)	56,932
Long-Term Debt:
Long-term debt obligations, net	210,000	2,488	—	—	212,488
Nonrecourse project revenue bonds, net	—	35,785	19,790	—	55,575
Intercompany	—	288,395	27	(288,422)	—
Capital lease obligations, net	—	11,888	—	—	11,888

Total long-term debt	210,000	338,556	19,817	(288,422)	279,951
Other long-term liabilities	22,203	66	—	—	22,269

Total liabilities	232,867	393,386	21,368	(288,469)	359,152
Commitments and Contingencies
Stockholders’ Equity:
Capital	197,195	36,339	9,841	(46,180)	197,195
Accumulated earnings (deficit)	(13,525)	53,264	814	(54,078)	(13,525)
Accumulated other comprehensive income	484	—	—	—	484

Total stockholders’ equity	184,154	89,603	10,655	(100,258)	184,154

Total liabilities and stockholders’ equity	$417,021	$482,989	$32,023	$(388,727)	$543,306

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Dollars in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$341,026	$4,897	$(117)	$345,806
Cost of services	—	276,897	2,774	(117)	279,554

Gross Profit	—	64,129	2,123	—	66,252
Selling, general and administrative expenses	—	31,477	31	—	31,508
Transaction costs and expenses	287	—	—	—	287
Gain on sale of assets	—	(257)	—	—	(257)

Income (loss) from operations	(287)	32,909	2,092	—	34,714
Other expense:
Interest expense	18,288	1,592	1,115	—	20,995
Intercompany interest (income) expense	(25,738)	25,736	2	—	—
Equity in earnings of subs	(3,891)	—	—	3,891	—
Other (income) expense, net	181	(50)	—	—	131

Total other (income) expense, net	(11,160)	27,278	1,117	3,891	21,126

Income (loss) before provision (benefit) for income Taxes	10,873	5,631	975	(3,891)	13,588
Provision for income taxes	2,870	2,314	401	—	5,585

Net income (loss) applicable to common stock	$8,003	$3,317	$574	$(3,891)	$8,003

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005
(Dollars in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$333,660	$4,460	$(116)	$338,004
Cost of services	—	273,472	2,423	(116)	275,779

Gross Profit	—	60,188	2,037	—	62,225
Selling, general and administrative expenses	—	24,704	14	—	24,718
Transaction costs and expenses	1,517	—	—	—	1,517
Stock option redemptions and transaction bonuses	6,805	—	—	—	6,805
Restricted stock compensation expense	253	—	—	—	253
Gain on sale of assets	—	(2,659)	—	—	(2,659)

Income (loss) from operations	(8,575)	38,143	2,023	—	31,591
Other expense:
Interest expense	17,618	3,449	1,223	—	22,290
Debt extinguishment costs	19,487	—	—	—	19,487
Intercompany interest (income) expense	(23,782)	23,782	—	—	—
Equity in earnings of subs	(11,518)	—	—	11,518	—
Other (income) expense, net	—	(203)	—	—	(203)

Total other expense, net	1,805	27,028	1,223	11,518	41,574

Income (loss) before provision (benefit) for income Taxes	(10,380)	11,115	800	(11,518)	(9,983)
Provision (benefit) for income taxes	(730)	370	27	—	(333)

Net income (loss) before preferred stock dividends	(9,650)	10,745	773	(11,518)	(9,650)
Preferred stock dividends	9,587	—	—	—	9,587

Net income (loss) applicable to common stock	$(19,237)	$10,745	$773	$(11,518)	$(19,237)

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Dollars in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss) applicable to common stock	$8,003	$3,317	$574	$(3,891)	$8,003
Adjustments to reconcile net income applicable to common stock to net cash provided by operating activities:
Bad debt expense	—	600	—	—	600
Depreciation and amortization expense	—	22,136	1,075	—	23,211
Amortization and write-off of debt financing costs	1,415	—	24	—	1,439
Provision for deferred income taxes	2,450	2,314	401	—	5,165
Gain on sale of property, machinery and Equipment	—	(257)	—	—	(257)
Share based compensation expense	—	2,722	—	—	2,722
Equity in earnings of subsidiaries	(3,891)	—	—	3,891	—
(Increase) decrease in the following, net:
Accounts receivable	—	(3,590)	(653)	—	(4,243)
Cost in excess of billings	—	6,025	—	—	6,025
Prepaid expenses and other current assets	361	(1,832)	53	—	(1,418)
Increase (decrease) in the following, net:
Accrued interest payable	1,849	(1,584)	1,592	—	1,857
Intercompany advances — trade	(25,738)	25,736	2	—	—
Accounts payable and accrued expenses and other long term liabilities	(53)	3,807	(2,211)	—	1,543

Net cash provided (used) by operating activities	(15,604)	59,394	857	—	44,647

Cash flows from investing activities:
Purchase of business	—	(383)	—	—	(383)
Purchase of property, machinery & equipment	—	(47,628)	(97)	—	(47,725)
Proceeds from sale of property, machinery & equipment	—	942	—	—	942
Increase in other restricted cash accounts	—	1,167	564	—	1,731

Net cash provided (used) by investing activities	—	(45,902)	467	—	(45,435)

Cash flows from financing activities:
Payments of debt	—	(7,950)	(610)	—	(8,560)
Net increase in bank revolver borrowings	5,200	—	—	—	5,200
Net decrease (increase) in book overdrafts	(824)	—	—	—	(824)
Debt issuance costs	(334)	—	—	—	(334)
Dividends on common stock	(29,242)	—	—	—	(29,242)
Proceeds from equity offering	15,860	—	—	—	15,860
Intercompany notes with subsidiaries	5,540	(5,540)	—	—	—
Capital contributions (distributions)	725	—	(725)	—	—
Proceeds from exercise of options	601	—	—	—	601

Net cash used by financing activities	(2,474)	(13,490)	(1,335)	—	(17,299)

Net increase (decrease) in cash and cash equivalents	(18,078)	2	(11)	—	(18,087)
Cash and cash equivalents, beginning of period	18,233	34	304	—	18,571

Cash and cash equivalents, end of period	$155	$36	$293	$—	$484

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
(Dollars in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss) applicable to common stock	$(19,237)	$10,745	$773	$(11,518)	$(19,237)
Adjustments to reconcile net income applicable to common stock to net cash provided by operating activities:
Preferred stock dividends	9,587	—	—	—	9,587
Bad debt expense	—	525	—	—	525
Depreciation and amortization expense	—	20,596	1,071	—	21,667
Amortization and write-off of debt financing costs	5,212	309	27	—	5,548
Provision (benefit) for deferred income taxes	(730)	(276)	27	—	(979)
Tax benefit from exercise of stock options	1,079	—	—	—	1,079
Gain on sale of property, machinery and Equipment	—	(2,659)	—	—	(2,659)
Restricted stock awards	253	—	—	—	253
Other	—	(41)	—	—	(41)
Equity in earnings of subsidiaries	(11,518)	—	—	11,518	—
(Increase) decrease in the following, net:
Accounts receivable	—	(2,646)	(418)	—	(3,064)
Cost in excess of billings	—	(6,612)	—	—	(6,612)
Prepaid expenses and other current assets	434	6,843	(116)	—	7,161
Increase (decrease) in the following, net:
Accrued interest payable	(3,232)	206	(30)	—	(3,056)
Intercompany advances — trade	(23,782)	23,782	—	—	—
Accounts payable and accrued expenses and other long term liabilities	524	(13,757)	39	—	(13,194)

Net cash provided (used) by operating activities	(41,410)	37,015	1,373	—	(3,022)

Cash flows from investing activities:
Purchase of business	—	(341)	—	—	(341)
Purchase of property, machinery & equipment	—	(16,937)	(2,941)	—	(19,878)
Proceeds from sale of property, machinery & equipment	—	5,022	—	—	5,022
Facility construction funded by restricted cash	—	—	(1,648)	—	(1,648)
Decrease in restricted cash for facility construction	—	—	1,648	—	1,648
Increase in other restricted cash accounts	—	(1,037)	(835)	—	(1,872)
Other	—	3	—	—	3

Net cash used by investing activities	—	(13,290)	(3,776)	—	(17,066)

Cash flows from financing activities:
Payments of debt	(173,867)	(6,479)	(4,590)	—	(184,936)
Proceeds from debt	210,000	—	—	—	210,000
Net decrease in bank revolver borrowings	(5,100)	—	—	—	(5,100)
Net decrease in book overdrafts	—	(1,319)	—	—	(1,319)
Debt issuance costs	(7,650)	—	—	—	(7,650)
Dividends on common stock	(14,455)	—	—	—	(14,455)
Proceeds from equity offering	37,641	—	—	—	37,641
Intercompany notes with subsidiaries	15,914	(15,914)	—	—	—
Capital contributions	(7,091)	—	7,091	—	—
Proceeds from exercise of options	4,152	—	—	—	4,152

Net cash provided (used) by financing activities	59,544	(23,712)	2,501	—	38,333

Net increase in cash and cash equivalents	18,134	13	98	—	18,245
Cash and cash equivalents, beginning of period	99	21	206	—	326

Cash and cash equivalents, end of period	$18,233	$34	$304	$—	$18,571

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)  Segment Information

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

Residuals Management Operations include the Company’s business activities that are managed on a geographic basis in the Northeast, Central, Southwest regions of the United States. These geographic areas have been aggregated and reported as a segment because they meet the aggregation criteria of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” Rail Transportation includes the transfer and rail haul of materials across several states where the material is typically either land applied or landfill disposed. Rail Transportation is a separate segment because it is monitored separately and because it only offers long-distance land application and disposal services to its customers. EFD includes construction management activities and start up operations for certain new processing facilities as well as the marketing and sale of certain pellets and compost fertilizers.

The Company’s operations by reportable segment are summarized below (in thousands):

	Residuals		Engineering
	Management	Rail	Facilities	Segments	Corporate/
	Operations	Transportation	Development	Combined	Eliminations	Consolidated

Year ended December 31, 2006
Revenue from external services	$289,731	$43,920	$12,155	$345,806	$—	$345,806
Revenue from other segments	$2,009	$602	$120	$2,731	$(2,731)	—
Depreciation and amortization expenses	$19,159	$1,696	$1,107	$21,962	$1,249	$23,211
Income (loss) from operations	$48,985	$6,477	$(1,935)	$53,527	$(18,813)	$34,714
Total assets	$455,320	$48,789	$63,761	$567,870	$(17,245)	$550,625
Capital expenditures	$18,920	$532	$27,927	$47,379	$346	$47,725
Year ended December 31, 2005
Revenue from external services	$267,882	$38,164	$31,958	$338,004	$—	$338,004
Revenue from other segments	$1,757	$1,145	$121	$3,023	$(3,023)	—
Depreciation and amortization expenses	$17,821	$1,666	$1,070	$20,557	$1,110	$21,667
Income (loss) from operations	$48,246	$4,229	$564	$53,039	$(21,448)	$31,591
Total assets	$418,294	$50,214	$45,510	$514,018	$29,288	$543,306
Capital expenditures	$16,378	$1,092	$3,289	$20,759	$767	$21,526
Year ended December 31, 2004
Revenue from external services	$274,790	$33,822	$17,252	$325,864	$—	$325,864
Revenue from other segments	—	$4,213	—	$4,213	$(4,213)	—
Depreciation and amortization expenses	$17,296	$1,619	$143	$19,058	$844	$19,902
Income (loss) from operations	$55,857	$5,134	$(1,628)	$59,363	$(15,479)	$43,884
Total assets	$418,847	$49,052	$41,791	$509,690	$5,334	$515,024
Capital expenditures	$11,848	$733	$12,127	$24,708	$887	$25,595

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

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrelated third party customers. The following reconciles segment income from operations to the Company’s consolidated income before provision for income taxes:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Segment income from operations	$53,527	$53,039	$59,363
Corporate expenses and adjustments	18,813	21,448	15,479

Income from operations	34,714	31,591	43,884
Total other expense, net	21,126	41,574	22,284

Income (loss) before provision for income taxes	$13,588	$(9,983)	$21,600

For the year ended December 31, 2005, included in total other expense are certain costs and write-offs relating to the Recapitalization discussed in Note 1, including $1.5 million of transaction costs and expenses, $5.5 million for stock option redemptions, $1.3 million for transaction bonuses and $19.5 million of debt extinguishment costs.

Revenues generated from the services that the Company provides are summarized below:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Land application and disposal	$178,623	$168,102	$173,771
Facilities operations	117,165	110,627	104,638
Cleanout services	37,543	22,338	25,220
Product marketing	10,531	11,462	11,430
Design and build	1,944	25,475	10,805

Total revenues	$345,806	$338,004	$325,864

Land application and disposal includes revenues generated from providing land application, dewatering and disposal services. Facilities operations include revenues generated from providing drying and pelletization, composting and incineration operations services. Cleanout services include revenues generated from lagoon and digester cleanout projects. Product marketing includes revenues generated from selling pellets and compost as organic fertilizers. Design and build services include revenues generated from contracts where we agree to design, build and operate certain processing facilities under a long-term operating contract.

The Company had one customer that accounted for approximately 16 percent of total revenue for the years ended December 31, 2006, 2005, and 2004, and whose revenue are included in the Residuals Management Operations and Rail Transportation reporting segments.

(17)  Subsequent Events

On January 28, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Synatech Holdings, Inc., a Delaware corporation (“Parent”) owned by The Carlyle Group, and Synatech, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”) pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Parent. The Merger Agreement provides that Merger Sub’s Certificate of Incorporation and bylaws will be the Certificate of Incorporation and bylaws of the surviving corporation except that the Certificate of Incorporation shall be amended to provide for the name of the corporation to be Synagro Technologies, Inc.

The Merger Agreement provides that at the effective time of the Merger, each issued and outstanding share of common stock, par value $.002 per share, of the Company, other than any such shares owned by the Company,

SYNAGRO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Parent or any of their respective subsidiaries, shall be cancelled and shall be converted automatically into the right to receive $5.76 in cash, without interest. Also, pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding option to acquire shares of Company common stock under any stock option, restricted stock, or incentive plan will be cancelled in exchange for the right to receive, for each share of common stock issuable upon exercise of such option, cash in the amount of the excess, if any, of $5.76 over the exercise price per share of any such option.

The Merger Agreement contains termination rights for both the Company and Parent, and further provides that, upon termination of the Merger Agreement under specified circumstances, including (i) by the Company approving or recommending an acquisition proposal, and (ii) the Company board of director’s withdrawal or modification of its approval of the Merger, the Company may be required to pay Parent a break-up fee equal to $13.9 million. The Company may be required to pay Parent its expenses not in excess of $1.5 million if the Merger Agreement is terminated due to a breach of the Company’s representations, warranties, or covenants. Parent may be required to pay the Company liquidated damages of $13.9 million and its expenses not in excess of $1.5 million if the Merger Agreement is terminated due to a breach of Parent’s or Merger Sub’s representations, warranties, or covenants.

The consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, without limitation, the approval of a majority of the votes by the Company’s stockholders entitled to vote thereon (other than those held by Parent and their respective affiliates), and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement also contains customary representations, warranties, and covenants of Parent, Merger Sub, and the Company. The Merger is not subject to a financing condition. A special meeting of the Company’s stockholders has been scheduled for March 29, 2007 to vote on the approval of the merger.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that assessment using the criteria in Internal Control — Integrated Framework, management determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	Other Information

None.

PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Company has filed with the Securities and Exchange Commission, not later than 120 days after December 31, 2006, a definitive proxy statement pursuant to Regulation 14A involving the election of directors. Reference is made to the sections of such proxy statement entitled “Other Information — Principal Stockholders,” “Other Information — Executive Compensation,” “Election of Directors — Management Stockholdings,” “Principal Accounting Fees,” and “Other Information — Certain Relationships and Related Transactions, and Director Independence,” which sections and subsections of such proxy statement are incorporated herein.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

1. Financial Statements:

2. Financial Schedules:

All financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

3. Exhibits:

3.1	—	Restated Certificate of Incorporation of Synagro Technologies, Inc. (the ‘Company”) dated August 16, 1996 (Incorporated by reference to Exhibit 3.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996).
3.2	—	Amended and Restated Bylaws of the Company dated effective January 27, 2000 (Incorporated by reference to Exhibit No. 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.1	—	Specimen Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, dated December 29, 1992).
4.2	—	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Synagro Technologies, Inc. (Incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K, dated February 17, 2000).
4.3	—	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Synagro Technologies, Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, dated June 30, 2000).
10.1	—	Form of Indemnification Agreement (Incorporated by reference to Appendix F to the Company’s Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated May 9, 1996).
10.2	—	Amended and Restated 1993 Stock Option Plan dated August 5, 1996 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-64999), dated September 30, 1998).

10.3		—	Employment Agreement dated February 19, 1999, by and between Synagro Technologies, Inc. and Alvin L. Thomas II (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 10-K/A, dated April 30, 2001); Agreement Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and Alvin L. Thomas, II (Incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K, dated February 17, 2000).(1)
10.4		—	Employment Agreement dated May 10, 1999, by and between Synagro Technologies, Inc. and J. Paul Withrow (Incorporated by reference to Exhibit 2.11 to the Company’s Current Report on Form 8-K, dated February 17, 2000); Agreement Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and J. Paul Withrow (Incorporated by reference to Exhibit 2.12 to the Company’s Current Report on Form 8-K, dated February 17, 2000).(1)
10.5		—	Amendment No. 2 to Agreement Concerning Employment Rights dated March 1, 2001, by and between Synagro Technologies, Inc. and Alvin L. Thomas, II (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)
10.6		—	Amendment No. 2 to Agreement Concerning Employment Rights dated March 1, 2001, by and between Synagro Technologies, Inc. and J. Paul Withrow (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)
10.7		—	2000 Stock Option Plan dated October 31, 2000 (Incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated September 28, 2000).(1)
10.8		—	Employment Agreement dated March 1, 2002, by and between Synagro Technologies, Inc. and Robert Boucher Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)
10.9		—	Third Amended and Credit Agreement dated May 8, 2002, among Synagro Technologies, Inc., various financial institutions, and Bank of America, N.A. (Incorporated by reference to the Company’s Form 10-Q for the period ended March 31, 2002).
10.10		—	Credit Agreement, dated as of April 29, 2005, among Synagro Technologies, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Lehman Commercial Paper Inc., as Syndication Agent, and CIBC World Markets Corp., as Documentation Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated May 23, 2005).
10.11		—	Amendment No. 1 to Credit Agreement dated as of March 6, 2006, among Synagro Technologies, Inc., the Lenders signatory thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 9, 2006).
10.12		—	Synagro Technologies, Inc. 2005 Restricted Stock Plan. . (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-122351, filed on May 23, 2005).
10.13		—	Third Amendment to the Agreement Concerning Employment Rights for Alvin L. Thomas II signed December 7, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 9, 2005).(1)
10	.14*	—	Amendment No. 1 to Employment Agreement for Robert C. Boucher, Jr. dated March 1, 2002, and effective as of May 24, 2004.(1)
10.15		—	Amendment No. 2 to the Employment Agreement for Robert C. Boucher, Jr. signed December 7, 2005 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated December 9, 2005).(1)
10.16		—	Amendment No. 3 to the Employment Agreement for J. Paul Withrow signed December 7, 2005 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated December 9, 2005).(1)
21	.1*	—	Subsidiaries of Synagro Technologies, Inc.
23	.1*	—	Consent of Independent Registered Public Accounting Firm

23	.2*	—	Consent of Independent Registered Public Accounting Firm
31	.1*	—	Section 302 Certification of Chief Executive Officer
31	.2*	—	Section 302 Certification of Chief Financial Officer
32	.1*	—	Section 906 Certification of Chief Executive Officer
32	.2*	—	Section 906 Certification of Chief Financial Officer

*	Filed with this Form 10-K.

(1)	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAGRO TECHNOLOGIES, INC.
(Registrant)

By:	/s/ ROBERT C. BOUCHER, JR.
Robert C. Boucher, Jr.
Chief Executive Officer

Date: March 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROSS M. PATTEN Ross M. Patten	Chairman of the Board	March 2, 2007

/s/ ROBERT C. BOUCHER, JR. Robert C. Boucher, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2007

/s/ J. PAUL WITHROW J. Paul Withrow	Chief Financial Officer and Director (Principal Accounting Officer)	March 2, 2007

/s/ GENE MEREDITH Gene Meredith	Director	March 2, 2007

/s/ ALFRED TYLER, 2ND Alfred Tyler, 2nd	Director	March 2, 2007

/s/ GEORGE E. SPERZEL George E. Sperzel	Director	March 2, 2007

/s/ JAMES B. MATTLY James B. Mattly	Director	March 2, 2007

/s/ ROGER J. KLATT Roger J. Klatt	Director	March 2, 2007

/s/ NOLAN LEHMANN Nolan Lehmann	Director	March 2, 2007

INDEX TO EXHIBITS

2.1	—	Agreement and Plan of Merger by and among the Synagro Technologies, Inc., Synatech Holding, Inc. and Synatech, Inc., dated as of January 28, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K, dated January 28, 2007).
2.2	—	Guarantee, dated as of January 28, 2007, by Carlyle Infrastructure Partners, L.P., in favor of Synagro Technologies, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated January 29, 2007).
3.1	—	Restated Certificate of Incorporation of Synagro Technologies, Inc. (the “Company”) dated August 16, 1996 (Incorporated by reference to Exhibit 3.1 to the Company’s Post-Effective Amendment No. 1 to Registration Statement No. 33-95028, dated October 25, 1996).
3.2	—	Amended and Restated Bylaws of the Company dated effective January 27, 2000 (Incorporated by reference to Exhibit No. 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.1	—	Specimen Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, dated December 29, 1992).
4.2	—	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Synagro Technologies, Inc. (Incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K, dated February 17, 2000).
4.3	—	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Synagro Technologies, Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, dated June 30, 2000).
10.1	—	Form of Indemnification Agreement (Incorporated by reference to Appendix F to the Company’s Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated May 9, 1996).
10.2	—	Amended and Restated 1993 Stock Option Plan dated August 5, 1996 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-64999), dated September 30, 1998).
10.3	—	Employment Agreement dated February 19, 1999, by and between Synagro Technologies, Inc. and Alvin L. Thomas II (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 10-K/A, dated April 30, 2001); Agreement Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and Alvin L. Thomas, II (Incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K, dated February 17, 2000).(1)
10.4	—	Employment Agreement dated May 10, 1999, by and between Synagro Technologies, Inc. and J. Paul Withrow (Incorporated by reference to Exhibit 2.11 to the Company’s Current Report on Form 8-K, dated February 17, 2000); Agreement Concerning Employment Rights dated January 27, 2000, by and between Synagro Technologies, Inc. and J. Paul Withrow (Incorporated by reference to Exhibit 2.12 to the Company’s Current Report on Form 8-K, dated February 17, 2000).(1)
10.5	—	Amendment No. 2 to Agreement Concerning Employment Rights dated March 1, 2001, by and between Synagro Technologies, Inc. and Alvin L. Thomas, II (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)
10.6	—	Amendment No. 2 to Agreement Concerning Employment Rights dated March 1, 2001, by and between Synagro Technologies, Inc. and J. Paul Withrow (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)
10.7	—	2000 Stock Option Plan dated October 31, 2000 (Incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A for Annual Meeting of Stockholders, dated September 28, 2000).(1)
10.8	—	Employment Agreement dated March 1, 2002, by and between Synagro Technologies, Inc. and Robert Boucher (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).(1)
10.9	—	Third Amended and Restated Credit Agreement dated May 8, 2002, among Synagro Technologies, Inc., various financial institutions, and Bank of America, N.A. (Incorporated by reference to the Company’s Form 10-Q for the period ended March 31, 2002)
10.10	—	Credit Agreement, dated as of April 29, 2005, among Synagro Technologies, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Lehman Commercial Paper Inc., as Syndication Agent, and CIBC World Markets Corp., as Documentation Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated May 23, 2005)

10.11		—	Amendment No. 1 to Credit Agreement dated as of March 6, 2006, among Synagro Technologies, Inc., the Lenders signatory thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 9, 2006)
10.12		—	Synagro Technologies, Inc. 2005 Restricted Stock Plan. . (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-122351, filed on May 23, 2005)
10.13		—	Third Amendment to the Agreement Concerning Employment Rights for Alvin L. Thomas II signed December 7, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 9, 2005).(1)
10	.14*	—	Amendment No. 1 to the Employment Agreement for Robert C. Boucher, Jr. dated March 1, 2002, and effective as of May 24, 2004.(1)
10.15		—	Amendment No. 2 to the Employment Agreement for Robert C. Boucher, Jr. signed December 7, 2005 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated December 9, 2005).(1)
10.16		—	Amendment No. 3 to the Employment Agreement for J. Paul Withrow signed December 7, 2005 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated December 9, 2005).(1)
21	.1*	—	Subsidiaries of Synagro Technologies, Inc.
23	.1*	—	Consent of Independent Registered Public Accounting Firm
23	.2*	—	Consent of Independent Registered Public Accounting Firm
31	.1*	—	Section 302 Certification of Chief Executive Officer
31	.2*	—	Section 302 Certification of Chief Financial Officer
32	.1*	—	Section 906 Certification of Chief Executive Officer
32	.2*	—	Section 906 Certification of Chief Financial Officer

*	Filed with this Form 10-K

(1)	Management contract or compensatory plan or agreement